Form 10-Q
period 2009-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2009-08-07
CIK 904163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34280
AMERICAN NATIONAL INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Texas	74-0484030

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

One Moody Plaza Galveston, Texas (Address of principal executive offices)	77550-7999 (Zip code)
(409) 763-4661
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 31, 2009, the registrant had 26,820,166 shares of common stock, $1.00 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
Consolidated Statements of Income
(Unaudited and in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
PREMIUMS AND OTHER REVENUE
Premiums
Life	$65,228	$72,859	$135,318	$147,014
Annuity	53,641	27,347	90,857	71,646
Accident and health	69,651	73,040	149,573	145,077
Property and casualty	276,427	293,088	568,916	593,194
Other policy revenues	44,768	43,379	88,448	85,445
Net investment income	214,664	215,868	407,860	403,456
Realized investments gains (losses)	(2,674)	15,564	(8,061)	17,131
Other-than-temporary impairments	(6,074)	(19,897)	(74,148)	(27,049)
Other income	12,159	10,314	21,024	19,728

Total revenues	727,790	731,562	1,379,787	1,455,642

BENEFITS, LOSSES AND EXPENSES
Policy Benefits
Life	72,317	73,901	146,266	145,867
Annuity	63,151	35,954	106,808	85,704
Accident and health	57,699	54,471	121,766	115,050
Property and casualty	243,771	279,508	491,845	497,119
Interest credited to policy account balances	95,714	75,942	177,302	143,089
Commissions for acquiring and servicing policies	114,675	132,318	227,590	257,588
Other operating costs and expenses	120,378	133,169	231,540	250,714
Increase in deferred policy acquisition costs	(27,396)	(40,617)	(34,029)	(69,348)

Total benefits, losses and expenses	740,309	744,646	1,469,088	1,425,783

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates,	(12,519)	(13,084)	(89,301)	29,859
Provision (benefit) for federal income taxes
Current	(10,330)	(27,631)	(25,105)	(17,278)
Deferred	(446)	16,604	(16,694)	16,471

Equity in earnings (losses) of unconsolidated affiliates, net of tax	(3,180)	348	(5,117)	7,996

Income (loss) from continuing operations	(4,923)	(1,709)	(52,619)	38,662
Loss from discontinued operations	—	(1,100)	—	(2,446)

Net income (loss)	$(4,923)	$(2,809)	$(52,619)	$36,216

Less Net income (loss) attributable to noncontrolling interests	(568)	126	(569)	126

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$(4,355)	$(2,935)	$(52,050)	$36,090

Amounts attributable to American National Insurance Company common stockholders
Earnings (loss) per share:
Basic	$(0.16)	$(0.11)	$(1.96)	$1.36
Diluted	$(0.16)	$(0.11)	$(1.96)	$1.35

Weighted average common shares outstanding	26,498,832	26,479,832	26,498,832	26,479,832
Weighted average common shares outstanding and dilutive potential common shares	26,599,550	26,646,008	26,599,550	26,646,008

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and In thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Investments, other than investments in unconsolidated affiliates
Fixed Securities:
Bonds held-to-maturity, at amortized cost	$7,313,157	$6,681,837
Bonds available-for-sale, at market	4,042,267	3,820,837
Preferred stocks, at market	27,126	48,822
Equity securities:
Common stocks, at market	863,805	853,530
Mortgage loans on real estate, net of allowance	2,003,300	1,877,053
Policy loans	357,289	354,398
Investment real estate, net of accumulated depreciation of $200,657 and $191,435	562,067	528,905
Short-term investments	456,332	295,170
Other invested assets	84,822	85,151

Total investments	15,710,165	14,545,703

Cash	32,638	66,096
Investments in unconsolidated affiliates	151,459	154,309
Accrued investment income	188,504	184,801
Reinsurance ceded receivables	416,504	482,846
Prepaid reinsurance premiums	57,339	61,433
Premiums due and other receivables	316,105	325,019
Deferred policy acquisition costs	1,412,936	1,482,664
Property and equipment, net	93,055	92,458
Current federal income taxes	24,087	68,327
Deferred federal income taxes	97,342	195,508
Other assets	148,855	159,254
Separate account assets	604,374	561,021

Total assets	$19,253,363	$18,379,439

LIABILITIES
Policyholder funds
Future policy benefits:
Life	$2,457,811	$2,436,001
Annuity	702,583	664,136
Accident and health	96,001	96,548
Policy account balances	9,038,280	8,295,527
Policy and contract claims	1,315,485	1,401,960
Participating policyholder share	152,757	149,970
Other policyholder funds	962,126	959,134

Total policyholder liabilities	14,725,043	14,003,276

Liability for Retirement Benefits	188,527	184,124
Notes payable	110,493	111,922
Other liabilities	367,576	376,863
Separate account liabilities	604,374	561,021

Total liabilities	15,996,013	15,237,206

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,820,166 shares	30,832	30,832
Additional paid-in capital	9,891	7,552
Accumulated other comprehensive (loss)	(64,606)	(221,148)
Retained earnings	3,371,598	3,414,946
Treasury stock, at cost	(98,308)	(98,326)

Total American National stockholders’ equity	3,249,407	3,133,856
Noncontrolling interest	7,943	8,377

Total equity	3,257,350	3,142,233

Total liabilities and equity	$19,253,363	$18,379,439

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Unaudited and in thousands, except for per share data)

	Six Months Ended June 30,
	2009	2008
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance at beginning of year	7,552	6,080
Issuance of treasury shares as restricted stock	(18)	(1,139)
Amortization of restricted stock	2,357	1,097

Balance as of June 30,	$9,891	$6,038

Accumulated Other Comprehensive Income
Balance at beginning of year	(221,148)	145,972
Change in unrealized gains on marketable securities, net	205,645	(154,236)
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net	(49,890)	—
Foreign exchange adjustments	(776)	259
Minimum pension liability adjustment	1,563	(572)

Balance as of June 30,	$(64,606)	$(8,577)

Retained Earnings
Balance at beginning of year	3,414,946	3,653,365
Net income (loss)	(52,050)	36,090
Cash dividends to common stockholders ($0.77, and $0.77 per share)	(41,188)	(41,273)
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net	49,890	—

Balance as of June 30,	$3,371,598	$3,648,182

Treasury Stock
Balance at beginning of year	(98,326)	(99,465)
Net issuance of restricted stock	18	1,139

Balance as of June 30,	$(98,308)	$(98,326)

Noncontrolling Interest
Balance at beginning of the year	8,377	4,539
Contributions	491	836
Distributions	(50)	(376)
Gain (loss) attributable to noncontrolling interest	(875)	194

Balance as of June 30,	$7,943	$5,193

Total Equity
Balance as of June 30,	$3,257,350	$3,583,342

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008

Net Income (loss)	$(52,050)	$36,090

Other comprehensive income (loss), net of tax
Change in unrealized gains on marketable securities, net	205,645	(154,236)
Foreign exchange adjustments	(776)	259
Minimum pension liability adjustment	1,563	(572)

Total other comprehensive income (loss)	$206,432	$(154,549)

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$154,382	$(118,459)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(52,050)	$36,090
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Realized losses on investments	82,209	9,918
Amortization of discounts and premiums on bonds	7,979	8,284
Capitalized interest on policy loans and mortgage loans	(13,853)	1,201
Depreciation	17,293	15,421
Interest credited to policy account balances	176,546	143,133
Charges to policy account balances	(85,177)	(87,198)
Deferred federal income tax (benefit) expense	16,694	(16,471)
Deferral of policy acquisition costs	(248,564)	(275,574)
Amortization of deferred policy acquisition costs	214,539	206,589
Equity in earnings of unconsolidated affiliates	(7,872)	12,709
Changes in:
Policyholder funds liabilities	(20,986)	71,783
Reinsurance ceded receivables	66,342	1,303
Premiums due and other receivables	8,914	(17,602)
Accrued investment income	(3,703)	(8,389)
Current federal income tax liability	44,240	(29,502)
Liability for retirement benefits	4,403	314
Prepaid reinsurance premiums	4,094	1,200
Other, net	(13,080)	46,671

Net cash provided by operating activities	197,968	119,880

INVESTING ACTIVITIES
Proceeds from sales of:
Bonds — available for sale	20,910	6,132
Stocks	60,451	53,805
Real Estate	1,204	4,500
Other invested assets	—	3,933
Proceeds from maturities of:
Bonds — available for sale	146,260	238,001
Bonds — held to maturity	441,781	385,610
Principal payments received on:
Mortgage loans	63,860	72,270
Policy loans	22,889	4,869
Purchases of investments:
Bonds — available for sale	(67,110)	(629,718)
Bonds — held to maturity	(1,081,138)	(680,943)
Stocks	(19,847)	(156,547)
Real estate	(32,656)	(64,397)
Mortgage loans	(208,828)	(296,702)
Policy loans	(13,920)	(7,342)
Other invested assets	(6,270)	(19,086)
Decrease (increase) in short-term investments, net	(161,162)	435,323
Decrease (increase) in investment in unconsolidated affiliates, net	2,850	(29,495)
(Increase) in property and equipment, net	(8,767)	(7,003)

Net cash used in investing activities	(839,493)	(686,790)

FINANCING ACTIVITIES
Policyholders’ deposits to policy account balances	1,347,735	1,282,013
Policyholders’ withdrawals from policy account balances	(697,051)	(670,300)
Increase (Decrease) in notes payable	(1,429)	22,442
Dividends to stockholders	(41,188)	(41,273)

Net cash provided by financing activities	608,067	592,882

NET INCREASE (DECREASE) IN CASH	(33,458)	25,972
Cash:
Beginning of the year	66,096	134,069
Balance as of June 30,	$32,638	$160,041

See accompanying notes to consolidated financial statements.

1. NATURE OF OPERATIONS
American National Insurance Company and its consolidated subsidiaries (collectively “American National”) operate primarily in the insurance industry. Operating on a multiple product line basis, American National offers a broad line of insurance coverage, including individual and group life, health, and annuities; personal lines property and casualty; and credit insurance. In addition, through non-insurance subsidiaries, American National offers mutual funds and invests in real estate. The majority of revenues are generated by the insurance business. Business is conducted in all states and the District of Columbia, as well as Puerto Rico, Guam and American Samoa. Various distribution systems are utilized, including home service, multiple line, group brokerage, credit, independent third-party marketing organizations and direct sales to the public.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These consolidated financial statements have been prepared in conformity with (i) U.S. generally accepted accounting principles (“GAAP”) for interim financial information; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Form 10-Q. In addition to GAAP accounting literature, specific SEC regulation is also applied to the financial statements issued by insurance companies.
The consolidated financial statements and notes as of June 30, 2009 and for the three and six months ended June 30, 2009 are unaudited. These financial statements reflect all adjustments which are, in the opinion of management, considered necessary for the fair presentation of the financial position, statements of income and cash flows for the interim periods. In preparing the accompanying financial statements, we have evaluated subsequent events through the financial statements filing date. These financial statements and notes should be read in conjunction with American National’s Annual Consolidated Financial Statements and related notes incorporated within the amended Form 10 Registration Statement filed with the SEC on July 1, 2009.
All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are shown at cost plus equity in undistributed earnings since the dates of acquisition. American National’s life insurance business in Mexico, which is reported as discontinued operations, had an immaterial impact on revenue for the three and six months ended June 30, 2009.
Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported financial statement balances. Actual results could differ from those estimates. The following estimates have been identified as critical in that they involve a high degree of judgment and are subject to a significant degree of variability:
•	Other-than-temporary impairment of investment securities;
•	Deferred acquisition costs;
•	Reserves;
•	Reinsurance recoverable;
•	Pension and postretirement benefit plans;
•	Litigation contingencies; and
•	Federal income taxes.
As of June 30, 2009, American National’s significant accounting policies and practices remain materially unchanged from those disclosed in Note 2 of its 2008 Annual Consolidated Financial Statements incorporated within the amended Form 10 Registration Statement filed with the SEC on July 1, 2009 with the exception of the other-than-temporary impairment (“OTTI”) of debt securities accounting policy.
American National’s accounting policy on OTTI of debt securities was significantly modified due to the April 2009 issuance of the Financial Accounting Standards Board’s (“FASB’s”) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (refer to Note 3). Under the new policy, an OTTI has occurred for a debt security in an unrealized loss position when American National either (a) has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of its amortized costs basis. If either criteria is met, OTTI is recognized in earnings in the amount of the amortized cost basis of the debt security in excess of its fair value, as of the impairment measurement date.

For all debt securities in unrealized loss positions which American National does not intend to sell and for which it is not more likely than not that they will be required to sell before its anticipated recovery, American National assesses whether the amortized cost basis of the debt security will be recovered by comparing the net present value of cash flows expected to be collected from the debt security with its amortized cost basis. Management estimates cash flows expected to be collected from the debt security using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. The net present value of cash flows expected to be collected from the debt security is calculated by discounting management’s best estimate of cash flows expected to be collected on the debt security at the effective interest rate implicit in the debt security when acquired. If the net present value of the cash flows expected to be collected from the debt security is less than the amortized cost basis of the debt security, an OTTI has occurred in the form of a credit loss. The credit loss is recognized in earnings in the amount of excess amortized costs over the net present value of the cash flows expected to be collected from the debt security. If the fair value of the debt security is in excess of its net present value of the cash flows expected to be collected from the debt security at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) in the amount of the fair value of the debt security in excess of the net present value of the cash flows expected to be collected from the debt security.
After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to its previous amortized cost basis less the related OTTI recognized in earnings. The new amortized cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Should there be a significant increase in the estimate of cash flows expected to be collected from a previously impaired debt security, the increase would be accounted for prospectively by accreting it as interest income over the remaining life of the debt security.
3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires that an entity evaluate its subsequent events up through the date of issuance of its financial statements as well as disclosure of the date of such evaluation. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, American National adopted SFAS 165 prospectively in its second quarter of fiscal year 2009. The adoption of this standard on April 1, 2009 did not have a material effect on American National’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors (the “non-credit loss”) is recorded in other comprehensive income (loss). FSP FAS 115-2/124-2 is effective for interim and annual periods ending after June 15, 2009. As of the beginning of the interim period of adoption, FSP FAS 115-2/124-2 requires a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairment losses from retained earnings to other comprehensive loss. On April 1, 2009, American National adopted FSP FAS 115-2/124-2 which resulted in a cumulative-effect adjustment of $49,890,000, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. American National adopted FSP FAS 157-4 on April 1, 2009, and the adoption of this standard did not have a material effect on American National’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. American National adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009 and the adoption of this standard did not have a material effect on American National’s consolidated financial statements.
Future Adoption of New Accounting Standards
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not have an impact on American National’s consolidated financial statements, other than changes in reference from specific accounting standards to accounting standards codification references.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. Accordingly, American National will adopt SFAS 167 in fiscal year 2010 and is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46R. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after November 15, 2009. Accordingly, American National will adopt SFAS 166 in fiscal year 2010 and is currently evaluating the impact of adopting this standard on its consolidated financial statements.

4. INVESTMENTS
The amortized cost and estimated fair values of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2009
Debt Securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,345	$225	$(19)	$21,551
States of the U.S. and political subdivisions of the states	214,603	5,668	(1,696)	218,575
Foreign governments	28,986	2,837	—	31,823
Corporate debt securities	6,251,024	144,414	(281,547)	6,113,891
Residential mortgage backed securities	722,045	22,129	(29,097)	715,077
Commercial mortgage backed securities	32,609	—	(25,038)	7,571
Collateralized debt securities	9,447	44	(746)	8,745
Other debt securities	33,098	2,225	—	35,323

Total bonds held-to-maturity	$7,313,157	$177,542	$(338,143)	$7,152,556

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,450	491	—	3,941
States of the U.S. and political subdivisions of the states	582,276	11,623	(6,465)	587,434
Foreign governments	5,000	1,053	—	6,053
Corporate debt securities	3,230,468	40,047	(233,459)	3,037,056
Residential mortgage backed securities	379,787	8,564	(7,599)	380,752
Collateralized debt securities	26,303	492	(4,077)	22,718
Other debt securities	4,207	106	—	4,313

Total bonds available-for-sale	$4,231,491	$62,376	$(251,600)	$4,042,267

Total debt securities	$11,544,648	$239,918	$(589,743)	$11,194,823

Marketable equity securities
Common stock:
Consumer goods	147,365	30,234	(8,047)	169,552
Energy & utilities	90,584	33,480	(3,370)	120,694
Finance	106,616	26,601	(6,794)	126,423
Healthcare	86,891	20,780	(4,792)	102,879
Industrials	60,858	12,574	(2,887)	70,545
Information technology	109,655	24,443	(4,700)	129,398
Materials	19,090	3,191	(580)	21,701
Telecommuncation services	34,812	3,908	(1,734)	36,986
Mutual funds	83,478	2,911	(762)	85,627

Total common stock	$739,349	$158,122	$(33,666)	$863,805

Preferred stock	30,359	3,959	(7,192)	27,126

Total marketable equity securities	$769,708	$162,081	$(40,858)	$890,931

Total investments in securities	$12,314,356	$401,999	$(630,601)	$12,085,754

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2008
Debt Securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$11,484	$346	$—	$11,830
States of the U.S. and political subdivisions of the states	155,420	4,485	(1,611)	158,294
Foreign governments	28,975	3,481	—	32,456
Corporate debt securities	5,602,250	48,963	(532,544)	5,118,669
Residential mortgage backed securities	735,025	13,557	(39,288)	709,294
Commercial mortgage backed securities	32,110	—	(24,368)	7,742
Collateralized debt securities	39,768	330	(5,274)	34,824
Other debt securities	76,805	81	(1,292)	75,594

Total bonds held-to-maturity	$6,681,837	$71,243	$(604,377)	$6,148,703

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,462	900	—	4,362
States of the U.S. and political subdivisions of the states	591,405	6,281	(19,477)	578,209
Foreign governments	5,000	2,332	—	7,332
Corporate debt securities	3,195,355	29,053	(441,400)	2,783,008
Residential mortgage backed securities	427,460	4,355	(14,618)	417,197
Collateralized debt securities	25,649	133	(4,710)	21,072
Other debt securities	11,229	—	(1,572)	9,657

Total bonds available-for-sale	$4,259,560	$43,054	$(481,777)	$3,820,837

Total debt securities	$10,941,397	$114,297	$(1,086,154)	$9,969,540

Marketable equity securities
Common stock:
Consumer goods	159,068	23,558	(15,093)	167,533
Energy & utilities	97,103	25,105	(8,889)	113,319
Finance	128,866	17,824	(13,048)	133,642
Healthcare	94,807	21,076	(6,380)	109,503
Industrials	72,360	10,786	(9,618)	73,528
Information technology	111,976	7,910	(15,207)	104,679
Materials	30,725	1,685	(6,886)	25,524
Telecommuncation services	39,171	5,359	(3,840)	40,690
Mutual funds	86,832	2,389	(4,109)	85,112

Total common stock	$820,908	$115,692	$(83,070)	$853,530

Preferred stock	60,718	3,609	(15,505)	48,822

Total marketable equity securities	$881,626	$119,301	$(98,575)	$902,352

Total investments in securities	$11,823,023	$233,598	$(1,184,729)	$10,871,892

The net unrealized losses were primarily related to corporate bonds concentrated within the financial services sector. These net unrealized losses were primarily company specific and due to current credit market conditions.

DEBT SECURITIES
The amortized cost and estimated fair value, by contractual maturity, of debt securities at June 30, 2009, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Bonds Held-to-Maturity		Bonds Available-for-Sale
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$127,596	$124,453	$160,341	$160,027

Due after one year through five years	3,348,029	3,321,556	1,743,430	1,664,582

Due after five years through ten years	3,057,602	2,939,790	1,663,808	1,564,363

Due after ten years	774,080	762,682	653,636	645,364

	$7,307,307	$7,148,481	$4,221,215	$4,034,336

Without single maturity date	5,850	4,075	10,276	7,931

Total	$7,313,157	$7,152,556	$4,231,491	$4,042,267

For the six months ended June 30, 2009, securities with an amortized cost of $230,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized loss of $136,000 was established at the time of transfer.
At June 30, 2008, there were no carrying value transfers from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issurers’ creditworthiness.
DERIVATIVE INSTRUMENTS
American National purchases derivative contracts that serve as economic hedges against fluctuations in the equity markets to which equity indexed annuity products are exposed. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative. These derivative instruments are not accounted for as hedging under SFAS 133. The following table details the gain or loss on derivatives related to equity indexed annuities:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Instruments Under FAS Statement 133	Income on Derivatives	2009	2008	2009	2008

Equity Index Options	Investment Income	$1,757	$(3,546)	$(2,101)	$(12,736)
Equity Index Annuity Embedded Derivative	Interest Credited to Policyholders	$(3,000)	$4,321	$(738)	$14,318

UNREALIZED GAINS AND LOSSES ON SECURITIES
Unrealized gains (losses) on marketable equity securities and bonds available-for-sale, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax assets of $1,608,000 and $15,731,000 for the periods ended June 30, 2009 and 2008 respectively.
The change in the net unrealized gains (losses) on securities for the six months period ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008

Bonds available-for-sale	$249,499	$(85,774)
Preferred stocks	8,663	(12,063)
Common stocks	91,834	(153,429)
Amortization of deferred policy acquisition costs	(103,757)	6,791

	246,239	(244,475)
Provision (benefit) for federal income taxes	85,004	(85,516)

	$161,235	$(158,959)

Change in unrealized gains (losses) of investments attributable to participating policyholders’ interest	(5,480)	4,723
Impact of adoption of FSP FAS 115-2 and FAS 124-2	49,890

Total	$205,645	$(154,236)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008, are summarized as follows (in thousands):

	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2009	Losses	Value	Losses	Value	Losses	Value

Debt Securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$19	$4,843	$—	$—	$19	$4,843
States of the U.S. and political subdivisions of the states	883	47,474	813	7,433	1,696	54,907
Corporate debt securities	26,586	522,048	254,961	2,166,474	281,547	2,688,522
Residential mortgage backed securities	338	28,183	28,759	202,439	29,097	230,622
Commercial mortgage backed securities	—	—	25,038	7,571	25,038	7,571
Collateralized debt securities	746	5,031	—	—	746	5,031

Total bonds held-to-maturity	$28,572	$607,579	$309,571	$2,383,917	$338,143	$2,991,496

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	1,663	91,363	4,802	123,366	6,465	214,729
Corporate debt securities	51,660	495,747	181,799	1,357,494	233,459	1,853,241
Residential mortgage backed securities	1,556	28,414	6,043	36,605	7,599	65,019
Collateralized debt securities	599	2,615	3,478	8,463	4,077	11,078

Total bonds available-for-sale	$55,478	$618,139	$196,122	$1,525,928	$251,600	$2,144,067

Total debt securities	$84,050	$1,225,718	$505,693	$3,909,845	$589,743	$5,135,563

Marketable equity securities
Common stock:
Consumer goods	7,589	39,882	458	4,202	8,047	44,084
Energy & utilities	2,488	16,450	882	4,623	3,370	21,073
Finance	6,321	44,605	473	2,002	6,794	46,607
Healthcare	3,505	30,825	1,287	8,296	4,792	39,121
Industrials	2,210	14,415	677	3,932	2,887	18,347
Information technology	4,270	26,559	430	3,712	4,700	30,271
Materials	580	5,589	—	—	580	5,589
Telecommunications services	1,353	9,138	381	2,631	1,734	11,769
Mutual funds	746	12,410	16	391	762	12,801

Total common stock	$29,062	$199,873	$4,604	$29,789	$33,666	$229,662

Preferred stock	1,288	3,877	5,904	15,196	7,192	19,073

Total marketable equity securities	$30,350	$203,750	$10,508	$44,985	$40,858	$248,735

Total investments in securities	$114,400	$1,429,468	$516,201	$3,954,830	$630,601	$5,384,298

	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value	Losses	Value

Debt Securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
States of the U.S. and political subdivisions of the states	1,571	21,104	40	383	1,611	21,487
Corporate debt securities	280,110	2,685,787	252,434	928,186	532,544	3,613,973
Residential mortgage backed securities	31,471	186,404	7,817	50,425	39,288	236,829
Commercial mortgage backed securities	24,368	7,742	—	—	24,368	7,742
Collateralized debt securities	613	4,785	4,661	23,844	5,274	28,629
Other debt securities	1,292	9,566	—	—	1,292	9,566

Total bonds held-to-maturity	$339,425	$2,915,388	$264,952	$1,002,838	$604,377	$3,918,226

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	15,383	274,191	4,094	35,295	19,477	309,486
Corporate debt securities	247,590	1,683,287	193,810	643,327	441,400	2,326,614
Residential mortgage backed securities	8,067	102,382	6,551	51,327	14,618	153,709
Collateralized debt securities	1,822	10,295	2,888	8,529	4,710	18,824
Other debt securities	1,572	9,657	—	—	1,572	9,657

Total bonds available-for-sale	$274,434	$2,079,812	$207,343	$738,478	$481,777	$2,818,290

Total debt securities	$613,859	$4,995,200	$472,295	$1,741,316	$1,086,154	$6,736,516

Marketable equity securities
Common stock:
Consumer goods	13,717	66,398	1,376	5,014	15,093	71,412
Energy & utilities	8,203	24,909	686	2,818	8,889	27,727
Finance	12,729	49,150	319	1,190	13,048	50,340
Healthcare	5,177	29,429	1,203	5,826	6,380	35,255
Industrials	9,496	23,880	122	593	9,618	24,473
Information technology	13,859	57,237	1,348	2,583	15,207	59,820
Materials	6,665	15,164	221	456	6,886	15,620
Telecommunications services	3,838	16,570	2	7	3,840	16,577
Mutual funds	4,107	16,775	2	6	4,109	16,781

Total common stock	$77,791	$299,512	$5,279	$18,493	$83,070	$318,005

Preferred stock	1,238	7,853	14,267	31,835	15,505	39,688

Total marketable equity securities	$79,029	$307,365	$19,546	$50,328	$98,575	$357,693

Total investments in securities	$692,888	$5,302,565	$491,841	$1,791,644	$1,184,729	$7,094,209

For all investment securities, including those securities in an unrealized loss position for 12 months or more, American National performs quarterly analyses to determine if an other-than-temporary impairment loss should be recorded for any securities. As of June 30, 2009, the securities above did not meet the criteria for other-than temporary impairment. At June 30, 2009, the unrealized losses were primarily the result of the deterioration in credit spreads as well as the continuance of an illiquid market. There were no delinquent coupon payments attributed to the unimpaired bonds as of June 30, 2009. Even though the duration of the unrealized gain on the securities exceeds one year, American National maintains the intent and ability to hold the securities until either their maturity or their value recovers.

INVESTMENT INCOME AND REALIZED GAINS (LOSSES)
Investment income and realized gains (losses) on investments, before federal income taxes, for the three and six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	Investment Income		Realized Gains/(Losses)		Investment Income		Realized Gains/(Losses)
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Bonds	$156,284	$157,063	$(2,433)	$3,244	$307,730	$309,391	$(3,403)	$3,425
Preferred stocks	1,128	1,747	—	554	2,066	2,951	(1,620)	554
Common stocks	6,708	8,875	(2)	12,922	12,701	15,256	(818)	13,583
Mortgage loans	34,333	28,351	—	—	66,309	53,890	—	—
Real estate	36,706	31,636	—	145	62,065	55,419	—	1,739
Other invested assets	10,610	14,183	(49)	515	14,984	17,083	287	—

	245,769	241,855	(2,484)	17,380	465,855	453,990	(5,554)	19,301
Investment expenses	(31,105)	(25,987)	—	—	(57,995)	(50,534)	—	—
Decrease (increase) in valuation allowances	—	—	(190)	(1,816)	—	—	(2,507)	(2,170)

Total	$214,664	$215,868	$(2,674)	$15,564	$407,860	$403,456	$(8,061)	$17,131

OTHER-THAN-TEMPORARY IMPAIRMENT
The following tables summarize other-than-temporary impairments (“OTTI”) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Bonds	$—	$(16,989)	$(5,898)	$(16,989)
Common stocks	(6,074)	(2,908)	(67,750)	(10,060)
Mortgage loans	—	—	(500)	—

Total	$(6,074)	$(19,897)	$(74,148)	$(27,049)

As discussed in Note 2, certain OTTI losses on bonds are bifurcated into two components: credit losses and non-credit losses. The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the bond and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the bond prior to impairment. Any remaining difference between the bond’s fair value and amortized cost (“non-credit loss impairments”) is recognized in other comprehensive income.
Since the adoption of FSP FAS 115-2/124-2 on April 1, 2009 (see Note 2), all OTTIs recognized on bonds were entirely comprised of credit losses. Therefore, during the three months ended June 30, 2009, no non-credit loss was recognized in OCI.
5. CREDIT RISK MANAGEMENT
American National employs a strategy to invest funds at the highest return possible commensurate with sound and prudent investing practices to ensure a well-diversified investment portfolio.
BONDS
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by quality rating at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30,	December 31,
	2009	2008
AAA	13%	17%
AA+	1%	1%
AA	2%	6%
AA-	4%	4%
A+	9%	11%
A	13%	16%
A-	13%	13%
BBB+	14%	11%
BBB	17%	12%
BBB-	7%	4%
BB+ and below	7%	5%

	100%	100%

COMMON STOCK
American National’s stock portfolio by market sector distribution at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30,	December 31,
	2009	2008
Consumer Goods	20%	20%
Financials	15%	16%
Energy & Utilities	14%	13%
Information Technology	15%	13%
Health Care	12%	13%
Mutual Funds	10%	10%
Industrials	8%	8%
Communications	4%	5%
Materials	2%	2%

	100%	100%

MORTGAGE LOANS AND INVESTMENT REAL ESTATE
American National invests primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate.
Mortgage loans and investment real estate by property type distribution at June 30, 2009 and December 31, 2008 are summarized as follows:

	Mortgage Loans		Investment Real Estate
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
Office Buildings	29%	30%	18%	18%
Industrial	28%	25%	42%	45%
Shopping Centers	19%	21%	23%	23%
Hotels/Motels	16%	17%	2%	2%
Other	5%	4%	13%	11%
Commercial	3%	3%	2%	1%

	100%	100%	100%	100%

American National has a diversified portfolio of mortgage loans and real estate properties. Mortgage loans and real estate investments by geographic distribution at June 30, 2009 and December 31, 2008 are as follows:

	Mortgage Loans		Investment Real Estate
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
West South Central	23%	22%	63%	64%
East North Central	20%	22%	8%	6%
South Atlantic	16%	17%	15%	16%
Pacific	11%	13%	3%	2%
Middle Atlantic	9%	10%	—	—
Mountain	5%	5%	1%	1%
New England	5%	5%	—	—
East South Central	7%	4%	9%	10%
West North Central	4%	2%	1%	1%

	100%	100%	100%	100%

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,345	$21,551	$11,484	$11,830
States of the U.S. and political subdivisions of the states	214,603	218,575	155,420	158,294
Foreign governments	28,986	31,823	28,975	32,456
Corporate debt securities	6,251,024	6,113,891	5,602,250	5,118,669
Residential mortgage backed securities	722,045	715,077	735,025	709,294
Commercial mortgage backed securities	32,609	7,571	32,110	7,742
Collateralized debt securities	9,447	8,745	39,768	34,824
Other debt securities	33,098	35,323	76,805	75,594

Total fixed maturities, held-to-maturity	$7,313,157	$7,152,556	$6,681,837	$6,148,703

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,941	3,941	4,362	4,362
States of the U.S. and political subdivisions of the states	587,434	587,434	578,209	578,209
Foreign governments	6,053	6,053	7,332	7,332
Corporate debt securities	3,037,056	3,037,056	2,783,008	2,783,008
Residential mortgage backed securities	380,752	380,752	417,197	417,197
Collateralized debt securities	22,718	22,718	21,072	21,072
Other debt securities	4,313	4,313	9,657	9,657

Total fixed maturities, available-for-sale	$4,042,267	$4,042,267	$3,820,837	$3,820,837

Total fixed maturities	$11,355,424	$11,194,823	$10,502,674	$9,969,540

Marketable equity securities
Common stock:
Consumer Goods	169,552	169,552	167,533	167,533
Energy & Utilities	120,694	120,694	113,319	113,319
Finance	126,423	126,423	133,642	133,642
Healthcare	102,879	102,879	109,503	109,503
Industrials	70,545	70,545	73,528	73,528
Information Technology	129,398	129,398	104,679	104,679
Materials	21,701	21,701	25,524	25,524
Mutual Funds	85,627	85,627	85,112	85,112
Telecommunication Services	36,986	36,986	40,690	40,690
Preferred stock	27,126	27,126	48,822	48,822

Total marketable equity securities	$890,931	$890,931	$902,352	$902,352

Options	9,996	9,996	6,157	6,157
Mortgage loans on real estate	2,003,300	1,996,051	1,877,053	1,891,895
Policy loans	357,289	357,289	354,398	354,398
Short-term investments	456,332	456,332	295,170	295,170

Total financial assets	$15,073,272	$14,905,422	$13,937,804	$13,419,512

Financial Liabilities:
Investment contracts	7,372,671	7,372,671	6,626,561	6,626,561
Liability for embedded derivatives of equity indexed annuities	10,268	10,268	6,208	6,208
Notes payable	110,493	110,493	111,922	111,922

Total financial liabilities	$7,493,432	$7,493,432	$6,744,691	$6,744,691

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability. A fair value hierarchy is used to determine fair value based on a hypothetical transaction at the measurement date from the perspective of a market participant. An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. American National defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect American National’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and third-party evaluation, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
American National has analyzed the third-party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3.
American National utilizes a pricing service to estimate fair value measurements for approximately 99.0% of fixed maturity securities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.
American National has reviewed the inputs and methodology used by the pricing service and the techniques applied by the pricing service to produce quotes that represent the fair value of a specific security. The review of the pricing service’s methodology confirms the service is utilizing information from organized transactions or a technique that represents a market participant’s assumptions. American National does not adjust quotes received by the pricing service.
The pricing service utilized by American National has indicated that it will only produce an estimate of fair value if there is objectively verifiable information available. If the pricing service discontinues pricing an investment, American National would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.
The fair value estimates of most fixed maturity investments including municipal bonds are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturities provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy.
Additionally, American National holds a small amount of fixed maturities that have characteristics that make them unsuitable for matrix pricing. For these fixed securities, a quote from a broker (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate that the price is indicative only, American National includes these fair value estimates in Level 3. The pricing of certain private placement debt also includes significant non-observable inputs, the internally determined credit rating of the security and an externally provided credit spread, and are classified in Level 3.

For public common and preferred stocks, American National receives prices from a nationally recognized pricing service that are based on observable market transactions and these securities are disclosed in Level 1. For certain preferred stock held, current market quotes in active markets are unavailable. In these instances, American National receives an estimate of fair value from the pricing service that provides fair value estimates for the fixed maturity securities. The service utilizes some of the same methodologies to price the preferred stocks as it does for the fixed maturities. These estimates for equity securities are disclosed in Level 2.
Some assets and liabilities do not fit the hierarchical model for determining fair value. For policy loans, the carrying amount approximates their fair value, because the policy loans cannot be separated from the policy contract. The fair value of investment contract liabilities is determined in accordance with GAAP rules on insurance products and is estimated using a discounted cash flow model, assuming the companies’ current interest rates on new products. The carrying value for these contracts approximates their fair value. The carrying amount for notes payable approximates their fair value.
The following table provides quantitative disclosures regarding fair value hierarchy measurements of our financial assets and liabilities at June 30, 2009 (in thousands):

		Fair Value Measurement at June 30, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,551	$—	$21,551	$—
States of the U.S. and political subdivisions of the states	218,575	—	218,575	—
Foreign governments	31,823	—	31,823	—
Corporate debt securities	6,113,891	—	6,106,786	7,105
Residential mortgage backed securities	715,077	—	711,556	3,521
Commercial mortgage backed securities	7,571	—	7,571	—
Collateralized debt securities	8,745	—	834	7,911
Other debt securities	35,323	—	35,323	—

Total fixed maturities, held-to-maturity	$7,152,556	$—	$7,134,019	$18,537

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,941	—	3,941	—
States of the U.S. and political subdivisions of the states	587,434	—	587,434	—
Foreign governments	6,053	—	6,053	—
Corporate debt securities	3,037,056	—	3,020,421	16,635
Residential mortgage backed securities	380,752	—	380,734	18
Commercial mortgage backed securities	—	—	—	—
Collateralized debt securities	22,718	—	10,252	12,466
Other debt securities	4,313	—	4,313	—

Total fixed maturities, available-for-sale	$4,042,267	$—	$4,013,148	$29,119

Total fixed maturities	$11,194,823	$—	$11,147,167	$47,656

Marketable equity securities
Common stock:
Consumer Goods	169,552	169,552	—	—
Energy & Utilities	120,694	120,694	—	—
Finance	126,423	126,423	—	—
Healthcare	102,879	102,879	—	—
Industrials	70,545	70,545	—	—
Information Technology	129,398	129,398	—	—
Materials	21,701	21,701	—	—
Mutual Funds	85,627	85,627	—	—
Telecommunication Services	36,986	36,986	—	—
Preferred stock	27,126	26,364	—	762

Total marketable equity securities	$890,931	$890,169	$—	$762

Options	9,996	—	—	9,996
Mortgage loans on real estate	1,996,051	—	1,996,051	—
Short-term investments	456,332	—	456,332	—

Total financial assets	$14,548,133	$890,169	$13,599,550	$58,414

Financial Liabilities:
Liability for embedded derivatives of equity indexed annuities	$10,268	$—	$—	$10,268

		Fair Value Measurement at December 31, 2008 Using:
		Quoted Prices
		in Active
		Markets for		Significant
		Identical	Significant Other	Unobservable
	Fair Value at	Assets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$11,830	$—	$11,830	$—
States of the U.S. and political subdivisions of the states	158,294	—	158,294	—
Foreign governments	32,456	—	32,456	—
Corporate debt securities	5,118,669	—	5,111,068	7,601
Residential mortgage backed securities	709,294	—	705,491	3,803
Commercial mortgage backed securities	7,742	—	7,742	—
Collateralized debt securities	34,824	—	26,117	8,707
Other debt securities	75,594	—	75,584	10

Total fixed maturities, held-to-maturity	$6,148,703	$—	$6,128,582	$20,121

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	4,362	—	4,362	—
States of the U.S. and political subdivisions of the states	578,209	—	578,209	—
Foreign governments	7,332	—	7,332	—
Corporate debt securities	2,783,008	—	2,752,640	30,368
Residential mortgage backed securities	417,197	—	407,754	9,443
Commercial mortgage backed securities	—	—	—	—
Collateralized debt securities	21,072	—	18,062	3,010
Other debt securities	9,657	—	9,657	—

Total fixed maturities, available-for-sale	$3,820,837	$—	$3,778,016	$42,821

Total fixed maturities	$9,969,540	$—	$9,906,598	$62,942

Marketable equity securities
Common stock:
Consumer Goods	167,533	167,533	—	—
Energy & Utilities	113,319	113,319	—	—
Finance	133,642	133,642	—	—
Healthcare	109,503	109,503	—	—
Industrials	73,528	73,528	—	—
Information Technology	104,679	104,679	—	—
Materials	25,524	25,524	—	—
Mutual Funds	85,112	85,112	—	—
Telecommunication Services	40,690	40,690	—	—
Preferred stock	48,822	27,566	—	21,256

Total marketable equity securities	$902,352	$881,096	$—	$21,256

Options	6,157	—	—	6,157
Mortgage loans on real estate	1,891,895	—	1,891,895	—
Short-term investments	295,170	—	295,170	—

Total financial assets	$13,065,114	$881,096	$12,093,663	$90,355

Financial Liabilities:
Liability for embedded derivatives of equity indexed annuities	$6,208	$—	$—	$6,208

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances, is as follows (in thousands):

Fair Value Measurements Using Significant
Unobservable Inputs
Level 3 Totals
Beginning Balance — January 1, 2009	$84,148
Net losses included in other comprehensive income (loss)	(1,656)
Net fair value change for derivatives included in net income (loss)	(4,300)
Purchases, sales, and settlements of derivatives (net)	4,441
Transfers into Level 3	175
Transfers (out) of Level 3	(34,662)

Ending balance — June 30, 2009	48,146

The unrealized loss for the six months ended June 30, 2009 of Level 3 assets was $1,656,000. There were no unrealized gains in Level 3 assets at June 30, 2009.
The transfers into Level 3 were the result of securities no longer being priced by the third-party pricing service. As the securities were priced by a third-party service, inputs were used that are observable or derived from market data which resulted in classification of these assets as Level 2. In accordance with American National’s pricing methodology, these securities are being valued with similar techniques as the pricing service; however, company developed data is used in the process, which results in unobservable inputs, and a corresponding transfer into Level 3. The transfers out of level 3 were comprised of $13.0 million of sales, $20.8 million of maturities, and $0.9 of transfers into Level 2.

7. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs as of June 30, 2009 and December 31, 2008, and premiums for the six month periods ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	Life	Accident	Property &
	& Annuity	& Health	Casualty	Total
Balance at December 31, 2008	$1,269,308	$74,870	$138,486	$1,482,664

Additions	99,964	8,101	140,503	248,568
Amortization	(68,826)	(11,940)	(133,773)	(214,539)
Effect of change in unrealized loss on available-for-sale securities	(103,757)	—	—	(103,757)

Net change	(72,619)	(3,839)	6,730	(69,728)

Balance at June 30, 2009	$1,196,689	$71,031	$145,216	$1,412,936

Premiums for the six months ended:
June 30, 2009	$226,175	149,573	568,916	$944,664

June 30, 2008	$218,660	145,077	593,194	$956,931

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.
8. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Activity in the liability for accident and health and property and casualty unpaid claims and claim adjustment expenses is summarized as shown below (in thousands):

	2009	2008
Balance at January 1	$1,310,272	$1,256,698
Less reinsurance recoverables	377,692	363,140

Net beginning balance	932,580	893,558

Incurred related to:
Current year	599,573	622,266
Prior years	(6,165)	(31,216)

Total incurred	593,408	591,050

Paid related to:
Current year	293,295	316,917
Prior years	270,953	243,648

Total paid	564,248	560,565

Net balance at June 30	961,740	924,043
Plus reinsurance recoverables	283,519	353,634

Balance at June 30	$1,245,259	$1,277,677

The balances at June 30 are included in policy and contract claims in the consolidated statements of financial position.

The potential uncertainty generated by volatility in loss development profiles is adjusted for through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown redundancies for the last several years as a result of losses emerging favorably compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred losses and loss adjustment expenses attributable to insured events of prior years decreased by approximately $6,000,000 for the six months ended June 30, 2009 and $31,000,000 for the same period in 2008.
9. NOTES PAYABLE
At June 30, 2009 and December 31, 2008, American National’s real estate holding companies were partners in affiliates that had notes payable to third-party lenders totaling $110,493,000 and $111,922,000, respectively. These notes have interest rates ranging from 5.15% to 8.07% and maturities from 2010 to 2014. Each note is secured by the real estate owned through the respective affiliated entity, and American National’s liability for these notes are limited to the amount of its investment in the respective affiliate, which totaled $13,255,000 and $13,226,000 at June 30, 2009 and December 31, 2008, respectively.
10. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate of the companies to the statutory federal income tax rate for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$(4,382)	35.0%	$(4,579)	35.0%	$(31,255)	35.0%	$10,451	35.0%
Tax-exempt investment income	(2,381)	2.7	(2,265)	(7.6)	(4,704)	5.3	(4,312)	(14.4)
Dividend exclusion	(1,692)	1.9	(5,406)	(18.1)	(6,422)	7.2	(7,092)	(23.8)
Miscellaneous tax credits, net	(1,635)	1.8	(1,758)	(5.9)	(3,186)	3.6	(2,398)	(8.0)
Other items, net	(686)	0.8	3,366	10.0	3,768	(4.2)	2,544	8.5

	$(10,776)	42.2%	$(10,642)	13.4%	$(41,799)	46.9%	$(807)	(2.7)%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30,	December 31,
	2009	2008
DEFERRED TAX ASSETS:
Marketable securities, principally due to impairment losses	$120,814	$138,487
Marketable securities, principally due to net unrealized (gains) losses	24,049	146,192
Investment in real estate and other invested assets, principally due to investment valuation allowances	1,870	1,279
Policyholder funds, principally due to policy reserve discount	192,726	187,277
Policyholder funds, principally due to unearned premium reserve	32,004	30,716
Non-qualified pension	28,532	27,630
Participating policyholders’ surplus	27,673	28,615
Pension	37,326	36,968
Commissions and other expenses	19,626	24,395
Other assets	—	8,518

Net deferred tax assets	$484,620	$630,077

DEFERRED TAX LIABILITIES:
Investment in bonds, principally due to accrual of discount on bonds	(10,865)	(18,221)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(371,498)	(410,970)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(4,075)	(5,377)
Other liabilities	(840)	—

Net deferred tax liabilities	(387,278)	(434,568)

Total deferred tax	$97,342	$195,508

In the second quarter of 2009, American National removed a $25,000,000 valuation allowance that was established in the first quarter of 2009. The valuation allowance was removed as a result of a decrease in unrealized losses in the investment portfolio. The change in the valuation allowance is included in “Accumulated Other Comprehensive Income” in the Consolidated Statements of Financial Position.
American National implemented FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Related interest expense is included with the “Other operating costs and expenses” in the Consolidated Statements of Income. No interest expense has been incurred during the six months ended June 30, 2009, while $94,000 in interest was recognized during the six months ended June 30, 2008. No provision has provided for penalties related to American National’s uncertain tax positions.
The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2005 to 2008 has either been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

11. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
The items included in comprehensive income (loss), other than net income (loss), are unrealized gains and losses on available-for-sale securities (net of deferred acquisition costs), foreign exchange adjustments and pension liability adjustments. The details on the unrealized gains and losses included in comprehensive income (loss), and the related tax effects thereon, are as follows (in thousands):

	Before	Federal
	Federal	Income Tax	Net of Federal
	Income Tax	Expense	Income Tax
June 30, 2009
Unrealized gain (loss)	$349,995	$92,685	$257,310
Less: reclassification adjustment for net losses realized in net income	(79,484)	(27,819)	(51,665)

Net unrealized gain component of comprehensive income	$270,511	$64,866	$205,645

June 30, 2008
Unrealized gain (loss)	$(251,266)	$(103,199)	$(148,067)
Less: reclassification adjustment for net losses realized in net income	(9,490)	(3,321)	(6,169)

Net unrealized loss component of comprehensive income	$(260,756)	$(106,520)	$(154,236)

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common Stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated were as follows:

	June 30,	December 31,	June 30,
	2009	2008	2008
Common Stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	4,012,283	4,013,616	4,013,616
Restricted shares	321,334	339,001	339,001

Unrestricted outstanding shares	26,498,832	26,479,832	26,479,832

Stock-Based Compensation
American National has one stock-based compensation plan. Under this plan, American National can grant Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Performance Awards, Incentive Awards and any combination of these. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year.
The plan provides for the award of Restricted Stock. Restricted Stock awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and feature a graded vesting schedule in the case of the retirement of an award holder. Seven awards of restricted stock have been granted, with a total of 321,000 shares granted at an exercise price of zero. These awards result in compensation expense to American National over the vesting period. The amount of compensation expense recorded was $1,516,000 for the six months ended June 30, 2009 and $2,694,000 for the 12 months ended December 31, 2008.

The plan provides for the award of Stock Appreciation Rights (SAR). The SARs give the holder the right to compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SAR’s vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the average of the high and low price on the last trading day of the period to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $22,000 at June 30, 2009 and $16,000 at December 31, 2008. Compensation expense or (income) was recorded totaling $7,000 for the six months ended June 30, 2009 and ($1,777,000) for the year ended December 31, 2008.
SAR and Restricted Stock (RS) information for June 30, 2009 and December 31, 2008 and 2007 are as follows:

		SAR Weighted-		RS Weighted-
		Average Price per		Average Price per
	SAR Shares	Share	RS Shares	Share
Outstanding at December 31, 2007	96,724	$97.84	253,000	$4.40

Granted	96,917	115.92	86,001	—
Exercised	(4,109)	81.30	—	—
Canceled	—	—	—	—

Outstanding at December 31, 2008	189,532	$107.44	339,001	$3.28

Granted	2,999	66.76	1,333	—
Exercised	(100)	57.00	(19,000)	—
Canceled	(6,630)	107.45	—	—

Outstanding at June 30, 2009	185,801	$106.81	321,334	$—

The weighted-average contractual remaining life for the 185,801 SAR shares outstanding as of June 30, 2009, is 7.1 years. The weighted-average exercise price for these shares is $106.81 per share. Of the shares outstanding, 88,218 are exercisable at a weighted-average exercise price of $100.80 per share.
The weighted-average contractual remaining life for the 321,334 Restricted Stock shares outstanding as of June 30, 2009, is 5.3 years. The weighted-average exercise price for these shares is $0 per share. None of the shares outstanding was exercisable.
Earnings (Loss) Per Share
Basic earnings per share was calculated using a weighted average number of shares outstanding of 26,498,832 at June 30, 2009 and 26,479,832 at December 31, and June 30, 2008. The Restricted Stock resulted in diluted earnings per share as follows for the year 2008. Due to the net losses incurred in 2009 and 2008, diluted earnings per share are equal to basic earnings per share.

	June 30,	December 31,	June 30,
	2009	2008	2008
Unrestricted shares outstanding	26,498,832	26,479,832	26,479,832
Incremental shares from restricted stock	100,718	137,625	166,176

Total shares for diluted calculations	26,599,550	26,617,457	26,646,008
Diluted earnings (losses) per share	$(1.96)	$(5.82)	$1.35

Dividends
American National’s payment of dividends to stockholders is restricted by statutory regulations. Generally, the restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At June 30, 2009 and December 31, 2008, American National’s statutory capital and surplus was $1,757,110,000 and $1,804,712,000, respectively.
Generally, the same restrictions on amounts that can transfer in the form of dividends, loans, or advances apply to American National’s insurance subsidiaries.

At June 30, 2009, approximately $1,297,599,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to $1,297,226,000 at December 31, 2008. Any transfer of these net assets to American National would be subject to statutory restrictions and approval.
Noncontrolling Interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. However, the company has a management agreement which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements. The interest that the policyholders of County Mutual have in the financial position of County Mutual is reflected as a noncontrolling interest totaling $6,750,000 at June 30, 2009 and December 31, 2008.
American National’s subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as a minority interest. Noncontrolling interests were a net liability of $1,193,000 and $1,627,000 at June 30, 2009 and December 31, 2008, respectively
13. SEGMENT INFORMATION
American National and its subsidiaries are engaged principally in the insurance business. Management organizes the business into five operating segments:
•	The Life segment markets whole, term, universal, variable and credit life insurance on a national basis primarily through employee, independent and multiple line agents, direct marketing channels and independent third-party marketing organizations.
•	The Annuity segment develops, sells and supports fixed, equity-indexed, and variable annuity products. These products are primarily sold through independent agents and brokers, but are also sold through employee agents, financial institutions and multiple line agents.
•	The Health segment’s primary lines of business are Medicare Supplement, medical expense, employer medical stop loss, true group, other supplemental health products and credit disability insurance. Health products are typically distributed through employee agents, exclusive agents, independent agents and Managing General Underwriters.
•	The Property and Casualty segment writes auto, homeowners, agribusiness, and other personal and commercial insurance. These products are primarily sold through multiple line exclusive agents. Credit related property insurance is also written through independent agents.
•	The Corporate and Other business segment consists of net investment income on the capital not allocated to the insurance lines and the operations of non-insurance lines of business. This segment also provides mutual fund products.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•	Net investment income from fixed income assets (bonds and mortgage loans) is allocated based on the funds generated by each line of business at the average yield available from these fixed income assets at the time such funds become available.
•	Net investment income from all other assets is allocated to the operating segments in accordance with the amount of equity invested in each segment, with the remainder going to Corporate and Other.
•	Expenses are allocated to the lines based upon various factors, including premium and commission ratios within the respective operating segments.
•	Realized gains or losses on investments are all allocated to Corporate and Other. The insurance segments are assessed a default charge, as a reduction to their investment income on a monthly basis, to compensate the Corporate and Other segment for any realized losses incurred on the assets supporting the insurance business.

•	Equity in earnings of unconsolidated affiliates are allocated to Corporate and Other.
•	Federal income taxes have been applied to the net earnings of each segment based on a fixed tax rate. Any difference between the amount allocated to the segments and the total federal income tax amount is allocated to Corporate and Other.
Segment operating income provides pertinent and advantageous information to investors, as it represents the basis on which American National’s business performance is internally assessed by its chief operating decision makers. During the third quarter of 2008, the chief operating decision makers redefined the segment reporting structure to better align it with their current processes for assessing business performance and allocating resources. In previous financial reporting periods, operating segments were aggregated based on marketing distribution channels. In accordance with the performance measurements used by the chief operating decision makers, the segment reporting has been reorganized into five operating segments according to the type of insurance products sold or services rendered. The segment reporting for prior periods has been restated to reflect the change in business segments.
The following tables summarizes American National’s key financial measures used by the chief operating decision makers, including operating results and allocation of assets as of and for the six months ended June 30, 2009 and 2008 (in thousands):

(Six Months Ended June 30, 2009)	Life	Annuity	Health	Property & Casualty	Corporate & Other	TOTAL
Premiums and other revenues:
Premiums	$135,318	$90,857	$149,573	$568,916	$—	$944,664
Other policy revenues	80,851	7,597	—	—	—	88,448
Net investment income	110,786	212,644	8,049	33,770	42,611	407,860
Other income	920	2,463	5,028	4,452	8,161	21,024

Total operating revenues	327,875	313,561	162,650	607,138	50,772	1,461,996

Realized investment gains (losses)	—	—	—	—	(82,209)	(82,209)

Total revenues	327,875	313,561	162,650	607,138	(31,437)	1,379,787

Benefits, losses and expenses:
Policy benefits	146,266	106,808	121,766	491,845	—	866,685
Interest credited to policy account balances	30,208	147,094	—	—	—	177,302
Commissions for acquiring and servicing policies	43,690	55,983	22,812	105,105	—	227,590
Other operating costs and expenses	90,712	29,283	31,567	59,483	20,495	231,540
Decrease (increase) in deferred policy acquisition costs	329	(31,467)	3,839	(6,730)	—	(34,029)

Total benefits, losses and expenses	311,205	307,701	179,984	649,703	20,495	1,469,088

Income (loss) before other items and federal income taxes	$16,670	$5,860	$(17,334)	$(42,565)	$(51,932)	$(89,301)

(Six Months Ended June 30, 2008)	Life	Annuity	Health	Property & Casualty	Corporate & Other	TOTAL
Premiums and other revenues:
Premiums	$147,014	$71,646	$145,077	$593,194	$—	$956,931
Other policy revenues	74,696	10,749	—	—	—	85,445
Net investment income	112,654	180,598	8,233	38,947	63,024	403,456
Other income (loss)	1,781	(3,044)	6,686	4,388	9,917	19,728

Total operating revenues	336,145	259,949	159,996	636,529	72,941	1,465,560

Realized investment gains (losses)	—	—	—	—	(9,918)	(9,918)

Total revenues	336,145	259,949	159,996	636,529	63,023	1,455,642

Benefits, losses and expenses:
Policy benefits	145,867	85,704	115,050	497,119	—	843,740
Interest credited to policy account balances	32,030	111,059	—	—	—	143,089
Commissions for acquiring and servicing policies	72,404	49,967	20,599	114,618	—	257,588
Other operating costs and expenses	104,950	22,472	29,817	58,881	34,594	250,714
Decrease (increase) in deferred policy acquisition costs	(39,200)	(23,929)	3,138	(9,357)	—	(69,348)

Total benefits, losses and expenses	316,051	245,273	168,604	661,261	34,594	1,425,783

Income (loss) before other items and federal income taxes	$20,094	$14,676	$(8,608)	$(24,732)	$28,429	$29,859

14. COMMITMENTS AND CONTINGENCIES
In the ordinary course of their operations, American National had commitments outstanding at June 30, 2009, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $262,909,000, of which $244,631,000 is expected to be funded in 2009. The remaining balance of $18,278,000 will be funded in 2010 and beyond. As of June 30, 2009, all of the mortgage loan commitments have interest rates that are fixed.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loan. However, since the cash value of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on the guarantees. The total amount of the guarantees outstanding as of June 30, 2009, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $207,961,000.
Litigation
American National was a defendant in a lawsuit related to the alleged inducement of another company’s insurance agents to become agents of American National (Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company v. American National Insurance Company et al., D. Utah, filed July 23, 2003). Plaintiffs initially alleged that American National improperly induced agents to leave Plaintiffs and join American National, asserting claims against American National for inducing one of Plaintiffs’ managers to breach duties allegedly owed to Plaintiffs as well as claims against American National for misappropriation of trade secrets, tortious interference with contractual relationships, business disparagement, libel, defamation, civil conspiracy, unjust enrichment and unfair competition. By the time of trial, some claims had been dismissed; however, Plaintiffs’ surviving claims continued to allege that their damages from the wrongful conduct exceeded $3.9 million, and Plaintiffs also sought punitive damages. The jury reached a verdict adverse to American National, and the court reduced the amount of such verdict as to American National to approximately $7.1 million. An appeal has been taken to the Tenth Circuit. American National has accrued an appropriate amount for resolution of this case, including attorneys’ fees, and believes that any additional amounts necessary will not be material to the consolidated financial statements.
American National is a defendant in a lawsuit which proposed to certify one or more classes of persons who contend that American National allegedly violated various provisions of the Fair Labor Standards Act and the California Labor Code, engaged in unfair business practices, fraud and deceit, conversion, and negligent misrepresentation with respect to certain of its sales agents (Dulanto v. American National Insurance Company, C.D. Cal., filed October 31, 2008). Upon Plaintiff’s motion, the Court dismissed the class allegations in this lawsuit leaving only the Plaintiff’s individual claims against the company. The plaintiff seeks statutory penalties, restitution, interest, penalties, attorneys’ fees, punitive damages and injunctive relief in an unspecified amount. The parties reached an agreement to resolve the remaining claims in this lawsuit and are in the process of finalizing those documents. American National believes that it has meritorious defenses. At this time, however, no prediction can be made as to the probability or remoteness of any recovery against American National.
American National is a defendant in a putative class action lawsuit wherein the Plaintiff proposes to certify a class of persons who purchased certain American National proprietary deferred annuity products (Rand v. American National Insurance Company, N.D. Cal., filed February 12, 2009). Plaintiff alleges that American National violated the California Insurance, Business & Professions, Welfare & Institutions, and Civil Codes through its marketing practices. Plaintiff seeks statutory penalties, restitution, interest, penalties, attorneys’ fees, punitive damages and injunctive relief in an unspecified amount. American National believes that it has meritorious defenses; however, no prediction can be made as to the probability or remoteness of any recovery against American National.
American National is also a defendant in various other lawsuits concerning alleged failure to honor certain loan commitments, alleged breach of certain agency and real estate contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and other litigation arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. After reviewing these matters with legal counsel, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position or results of operations. However, these lawsuits are in various stages of development, and future facts and circumstances could result in management’s changing its conclusions.
Based on information currently available, management also believes that amounts ultimately paid, if any, arising from these cases would not have a material effect on the company’s consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continue to create the potential for an unpredictable judgment in any given lawsuit. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on the consolidated financial results.

15. RELATED PARTY TRANSACTIONS
American National has entered into recurring transactions and agreements with certain related parties as a part of its ongoing operations. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, legal services, and insurance contracts. The impact on the consolidated financial statements of the significant related party transactions as of June 30, 2009, is shown below (amounts in thousands):

		Amount as of
Related Party	Financial Statement Line Impacted	June 30, 2009
Gal-Tex Hotel Corporation	Mortgage loans on real estate	$12,312
Gal-Tex Hotel Corporation	Investment income	453
Gal-Tex Hotel Corporation	Other operating costs & expenses	171
Moody Insurance Group, Inc.	Commissions	1,803
Moody Insurance Group, Inc.	Other operating costs & expenses	116
National Western Life Ins. Co.	Accident& health premiums	95
National Western Life Ins. Co.	Other operating costs & expenses	640
Moody Foundation	Accident & health premiums	54
Greer, Herz & Adams, LLP	Other operating costs & expenses	4,544
16. SUBSEQUENT EVENTS
Included in American National’s investment portfolio are debt securities issued by CIT Group, Inc. (“CIT”) with an amortized cost of $74.2 million as of June 30, 2009. As has been widely reported, CIT, a bank holding company, is experiencing liquidity issues. During July of 2009, CIT’s Troubled Asset Relief Program application for assistance was denied by the U.S. government. On July 20, 2009, CIT announced that it entered into a $3.0 billion loan facility provided by a group of its major bondholders. On the same day, CIT also announced a debt tender offer in an attempt to avoid bankruptcy and improve its liquidity. As of August 3, 2009, CIT has said that it has received enough offers to complete the debt repurchase program.
As of August 7, 2009, we are unable to determine the impact that CIT’s liquidity issues will have on the value of our debt securities, if any.
American National will continue to monitor CIT’s situation and evaluate any potential impact to our debt securities which are scheduled to mature at various dates between April 2012 and June 2015.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for the three and six months ended June 30, 2009 and June 30, 2008 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company” ). Such information should be read in conjunction with our consolidated financial statements together with the notes to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and our amended Form 10 Registration Statement filed with the Securities and Exchange Commission (“SEC”) on July 1, 2009.
Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements contained herein are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “estimates”, “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond our control and, have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
•	international economic and financial crisis, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
•	interest rate fluctuations;
•	estimates of our reserves for future policy benefits and claims;
•	differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns, and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes;
•	changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill;
•	changes in our claims-paying or credit ratings;
•	investment losses and defaults;
•	competition in our product lines and for personnel;
•	changes in tax law;
•	regulatory or legislative changes;
•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses;
•	domestic or international military actions, natural or man-made disasters, including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life and/or property;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions;
•	changes in statutory or U.S. Generally Accepted Accounting Principles (“GAAP”) practices or policies; and
•	changes in assumptions for retirement expense.

We describe these risks and uncertainties in greater detail in Item IA, Risk Factors, in our amended Form 10 Registration Statement filed with the SEC on July 1, 2009. It has never been a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.
Overview
American National Insurance Company has more than 100 years of experience. We have maintained our home office in Galveston, Texas since our founding in 1905. Historically, our core business has been life insurance; however, we also offer individual and group health insurance and annuities, credit insurance, pension products, mutual funds, and property and casualty insurance for personal lines, agribusiness, and targeted commercial exposures. We provide personalized service to more than eight million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa. Our total assets and stockholders’ equity as of June 30, 2009 were $19.3 billion and $3.3 billion, respectively, and at December 31, 2008 were $18.4 billion and $3.1 billion, respectively.
General Trends
There were no material changes to the general trends we are experiencing, as discussed in the MD&A included in our amended Form 10 filed with the SEC on July 1, 2009
Critical Accounting Estimates
We have prepared unaudited interim consolidated financial statements on the basis of U.S. GAAP. In addition to GAAP accounting literature, insurance companies have to apply specific SEC regulation to the financial statements. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and their accompanying notes. Actual results could differ from results reported using those estimates.
We have identified the following estimates as critical to our business operations and the understanding of the results of our operations, as they involve a higher degree of judgment and are subject to a significant degree of variability: evaluation of other-than-temporary impairments on securities; deferred policy acquisition costs; reserves; valuation of policyholder liabilities and associated reinsurance recoverables; pension and other postretirement benefit obligations; contingencies relating to corporate litigation and regulatory matters; and federal income taxes.
Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, particularly expectations of current and future mortality, morbidity, persistency, expenses and interest rates. Due to the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be different from those reported in the consolidated financial statements.
For a discussion of the critical accounting estimates, see the MD&A in our amended Form 10 Registration Statement filed with the SEC on July 1, 2009. There were no material changes in accounting policies from December 31, 2008, with the exception of changes made to the other-than-temporary impairment of debt securities accounting policy. Refer to Item 1, Note 2 to the Consolidated Financial Statements included in this report for a discussion on the other-than-temporary impairment of debt securities accounting policy.
Recently Issued Accounting Pronouncements
Refer to Item 1, Note 3 to the Consolidated Financial Statements for a discussion on “Adoption of New Accounting Standards” and “Future Adoption of New Accounting Standards.”

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2009 and 2008. For a discussion of our segment results, see Results of Operations and Related Information by Segment. The following table sets forth the consolidated results of operations:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Revenues:
Premiums	$464,947	$466,334	$(1,387)	$944,664	$956,931	$(12,267)
Other Policy Revenues	44,768	43,379	1,389	88,448	85,445	3,003
Net Investment Income	214,664	215,868	(1,204)	407,860	403,456	4,404
Realized investment gains (losses)	(8,748)	(4,333)	(4,415)	(82,209)	(9,918)	(72,291)
Other Income	12,159	10,314	1,845	21,024	19,728	1,296

Total Revenues	727,790	731,562	(3,772)	1,379,787	1,455,642	(75,855)

Benefits And Expenses:
Policy Benefits	436,938	443,834	(6,896)	866,685	843,740	22,945
Interest credited to policy account balances	95,714	75,942	19,772	177,302	143,089	34,213
Commissions	114,675	132,318	(17,643)	227,590	257,588	(29,998)
Other operating costs and expenses	120,378	133,169	(12,791)	231,540	250,714	(19,174)
Change in deferred policy acquisition costs	(27,396)	(40,617)	13,221	(34,029)	(69,348)	35,319

Total Benefits and Expenses	740,309	744,646	(4,337)	1,469,088	1,425,783	43,305

Income (loss) before other items and federal income taxes	$(12,519)	$(13,084)	$565	$(89,301)	$29,859	$(119,160)

Three Months ended June 30, 2009 compared with the Three Months ended June 30, 2008 - Consolidated
Consolidated revenues declined $3.8 million to $727.8 million for the three months ended June 30, 2009 from $731.6 million for the same period in 2008. This decrease was primarily due to lower revenues in our Life segment, lower earned premiums in our Property and Casualty segment, and investment losses realized during the quarter. The decrease was offset by the increase in sales of Single Premium Immediate Annuities.
Consolidated benefits and expenses decreased $4.3 million to $740.3 million for the three months ended June 30, 2009 compared to $744.6 million for the same period in 2008. This change was primarily due to the decrease in catastrophe losses in our Property and Casualty business from the record level we experienced during the three months ended June 30, 2008.
Six Months ended June 30, 2009 compared with the Six Months ended June 30, 2008 — Consolidated
Consolidated revenues declined $75.9 million to $1.4 billion for the six months ended June 30, 2009 from $1.5 billion for the same period in 2008. This decrease was primarily due to investment losses realized during the six months ended June 30, 2009, including $74.1 million in other-than-temporary impairment write-downs compared to $27.0 million in the same period in 2008, lower revenues in our Life segment, and lower earned premiums in our Property and Casualty segment.
The investment losses and lower revenues were partially offset by net investment income due to an increase in invested assets resulting from sales of fixed deferred annuities.
Consolidated benefits and expenses increased $43.3 million to approximately $1.5 billion for the six months ended June 30, 2009 compared to approximately $1.4 billion for the same period in 2008. This change was primarily due to interest credited to deferred annuity policy account balances, partially offset by decreased catastrophe losses in our Property and Casualty business from record amounts in 2008, and decreased commissions and other expenses as a result of the decrease of net premiums written.

RESULTS OF OPERATIONS AND RELATED INFORMATION BY SEGMENT
Life
The Life segment markets traditional life insurance products such as whole life and term life, and interest sensitive life insurance products such as universal life and variable universal life. These products are marketed on a nationwide basis through employee agents, multiple line agents, independent agents and brokers and direct marketing channels.
Life segment financial results for the periods indicated were as follows:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Revenues:
Premiums	$65,228	$72,859	$(7,631)	$135,318	$147,014	$(11,696)
Other Policy Revenues	40,657	37,887	2,770	80,851	74,696	6,155
Net Investment Income	55,497	56,607	(1,110)	110,786	112,654	(1,868)
Other Income	51	910	(859)	920	1,781	(861)

Total Revenues	161,433	168,263	(6,830)	327,875	336,145	(8,270)

Benefits And Expenses:
Policy Benefits	72,317	73,901	(1,584)	146,266	145,867	399
Interest credited to policy account balances	16,202	15,857	345	30,208	32,030	(1,822)
Commissions	21,888	39,083	(17,195)	43,690	72,404	(28,714)
Other operating costs and expenses	43,627	53,950	(10,323)	90,712	104,950	(14,238)
Change in deferred policy acquisition costs	428	(23,663)	24,091	329	(39,200)	39,529

Total Benefits and Expenses	154,462	159,128	(4,666)	311,205	316,051	(4,846)

Income before other items and federal income taxes	$6,971	$9,135	$(2,164)	$16,670	$20,094	$(3,424)

Overall, earnings decreased $2.2 million and $3.4 million to $6.9 million and $16.7 million for the three and six months ended June 30, 2009, respectively, from $9.1 million and $20.1 million for the same periods in 2008. During 2009, we continued to see a decrease in earnings from lower premium revenue due to an increase in ceded premiums and the change in investment income. This decrease was partially offset by an increase in other policy revenue which was due to the increased mortality charges and fees. The decrease in benefits and expenses was primarily a result of lower production bonuses due to lower sales. The three month and six month decrease in commissions and other operating costs and expenses was primarily offset by the change in deferred acquisition costs. The remaining $3 million increase in expenses resulted from additional defined benefit pension costs and compliance costs associated with the Sarbanes-Oxley Act.
During the second quarter of 2009, we settled a class action lawsuit related to certain credit life and disability sales. This settlement resulted in our issuing $12.9 million in settlement payments, consisting of premium refunds and related damages and fees, to certain previously insured persons. The Life segment fully reserved for this settlement and did not incur any related impact to its income (loss) from operations during the three or six months ended June 30, 2009. However, during the three and six months ended June 30, 2009, several categories of the consolidated statement of income were impacted by the recording of the settlement as follows: premiums decreased by $4.5 million, other income decreased by $0.8 million, commissions decreased by $0.9 million, and other operating costs and expenses decreased by $4.5 million. For additional information on this settlement, refer to the discussion of the Perkins litigation in our Commitments and Contingencies footnote within the Notes to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.

The following table summarizes changes in the Life segment’s direct in-force amounts and direct policy counts:

	As of June 30,	As of December 31,	Increase/
	2009	2008	(Decrease)
	(in thousands)
Life Insurance in-force:
Traditional life	$46,126,438	$46,473,285	$(346,847)
Interest sensitive life	23,237,976	23,397,571	(159,595)

Total life insurance in-force	$69,364,414	$69,870,856	$(506,442)

	As of June 30,	As of December 31,	Increase/
	2009	2008	(Decrease)
	(in thousands)
Number of policies:
Traditional life	2,385,140	2,453,270	(68,130)
Interest sensitive life	173,660	174,031	(371)

Total life insurance policies	2,558,800	2,627,301	(68,501)

Life insurance in-force decreased $111.0 million to $69.4 billion in the three months ended June 30, 2009 as compared to an increase of $877.2 million to $70.0 billion in the three months ended June 30, 2008. The decrease as of June 30, 2009 is primarily due to the development and re-pricing of life products which has resulted in lower sales. Life insurance in-force decreased $506.4 million to $69.4 billion in the six months ended June 30, 2009.
Three Months ended June 30, 2009 compared with the Three Months ended June 30, 2008 — Life
Premiums
Premiums decreased $7.6 million to $65.2 million for the three months ended June 30, 2009 compared to $72.8 million for the same period in 2008. We recorded a reversal of $4.5 million related to the previously noted settlement payments,. Excluding the effect of the settlement payments, earned premiums decreased $3.1 million during the three months ended June 30, 2009, which was due to the decline in career agency renewals and lower sales.
Other Policy Revenues
Other policy revenues increased $2.8 million to $40.7 million for the three months ended June 30, 2009 from $37.9 million for the same period in 2008. The increase was due to increased mortality charges and fees, which is primarily due to increased sales of life products in 2008.
Net Investment Income
Net investment income decreased $1.1 million to $55.5 million for the three months ended June 30, 2009 from $56.6 million for the same period in 2008. This decrease was due to the increased amount of cash we held and lower yields on cash during the three months ended June 30, 2009 compared to the same period in 2008. Refer to the Investments discussion for further analysis.
Policy Benefits
Policy benefits decreased $1.6 million to $72.3 million for the three month period ended June 30, 2009, from $73.9 million for the same period in 2008. This change was primarily due to a decrease in claims and a decline in reserves on traditional life products.
Commissions
Commissions decreased $17.2 million to $21.9 million for the three months ended June 30, 2009, from $39.1 million for the same period in 2008. We recorded a reversal of $0.9 million related to the previously noted settlement payments,. Excluding the effect of the settlement payments, commissions decreased $16.3 million during the three months ended June 30, 2009. The decline is primarily related to a decrease in sales of our life products during such period.

Other Operating Costs and Expenses
Other operating costs and expenses decreased $10.3 million to $43.6 million for the three months ended June 30, 2009, from $53.9 million for the same period in 2008. We recorded a reversal of $4.5 million related to the previously noted settlement payments,. Excluding the effect of the settlement payments, other operating costs and expenses decreased $5.8 million during the three months ended June 30, 2009. The decrease was attributable to a decline in production bonuses due to the drop off in sales for 2009.
Change in Deferred Policy Acquisition Costs
We incur significant costs in connection with acquiring new business such costs are referred to as deferred policy acquisition costs (“DAC”) and are amortized over the life of the policy. The following table presents the components of the change in DAC for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Acquisition costs capitalized	$16,802	$51,298	$(34,496)
Amortization of DAC	(17,230)	(27,635)	10,405

Change in DAC	$(428)	$23,663	$(24,091)

The amortization of DAC as a percentage of gross profits for the three months ended June 30, 2009 was 42.4% compared to 51.6% in the same period in 2008. The change in the amortization ratio is primarily driven by the premium refund lawsuit.
Acquisition costs capitalized decreased $34.5 million to $16.8 million for the three months ended June 30, 2009 from $51.3 million for the same period in 2008. This decrease is primarily related to the decrease in commission expenses and acquisition costs related to lower sales of our life products for the three months ended June 30, 2009.
An increase in the lapse rate would cause an acceleration in DAC amortization/ (write-off); therefore controlling the lapse is an important measure of company performance. Average lapse/surrender rates in the Life segment decreased to an annualized rate of 9.7% in the three months ended June 30, 2009 from 11.0% in the same period in 2008. The decrease in the lapse rate we are experiencing is primarily due to a decrease in lapses across all life products. These rates reflect both first year and renewal business.
Six Months ended June 30, 2009 compared with the Six Months ended June 30, 2008 — Life
Premiums
Premiums decreased $11.7 million to $135.3 million for the six months ended June 30, 2009, compared to $147.0 million for the same period in 2008. We recorded a reversal of $4.5 million related to the previously noted settlement payments,. Excluding the effect of the settlement payments, earned premium decreased $7.2 million during the six months ended June 30, 2009 which was due primarily to the increase in ceded premiums on reinsurance noted above. There has been a trend towards higher utilization of reinsurance on larger policies.
Other Policy Revenues
Other policy revenues increased $6.2 million to $80.9 million for the six months ended June 30, 2009 from $74.7 million for the same period in 2008. The increase was primarily due to increased mortality charges and fees on universal life policies.
Net Investment Income
Net investment income decreased to $110.8 million for the six months ended June 30, 2009 from $112.7 million for the same period in 2008. This decline was a result of the increased amount of cash we held and the lower yields on cash during the six months ended June 30, 2009 compared to the same period in 2008. Refer to the Investments discussion for further analysis.
Policy Benefits
Policy benefits increased $0.4 million to $146.3 million for the period ended June 30, 2009, from $145.9 million for the same period in 2008. Benefits increased due to higher claim amounts and reserve accruals in the six months ended June 30, 2009.

Commissions
Commissions decreased $28.7 million to $43.7 million for the six months ended June 30, 2009, from $72.4 million for the same period in 2008. We recorded a reversal of $0.9 million related to the previously noted settlement payments,. Excluding the effect of the settlement payments, commissions decreased $27.8 million during the three months ended June 30, 2009. The decrease is primarily related to a decrease in the sales of our universal life products.
Other Operating Costs and Expenses
Other operating costs and expenses decreased $14.2 million to $90.7 million for the six months ended June 30, 2009, from $104.9 million for the same period in 2008. Related to the previously noted settlement payments, we recorded a reversal of $4.5 million. Excluding the effect of the settlement payments, other operating costs and expenses decreased $9.7 million during the three months ended June 30, 2009. The decline is primarily a result of lower production bonuses. This decrease was offset slightly by an increase in defined benefit pension costs.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in deferred policy acquisition costs for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)

Acquisition costs capitalized	$35,122	$85,662	$(50,540)
Amortization of DAC	(35,451)	(46,462)	11,011

Change in DAC	$(329)	$39,200	$(39,529)

The amortization of DAC as a percentage of gross profits for the six months ended June 30, 2009 was 41.3% compared with 46.1% in the same period in 2008. The change in the amortization ratio is due to the premium refund lawsuit.
Acquisition costs capitalized decreased $50.5 million to $35.1 million for the six months ended June 30, 2009 from $85.6 million for the same period in 2008. This decrease in capitalized acquisition costs is primarily related to the decrease in commission expenses for the six months ended June 30, 2009 as a result of lower sales for the quarter.
An increase in the lapse rate would cause an acceleration of DAC amortization (write-off); therefore, controlling the lapse is an important measure of company performance. Average lapse/surrender rates declined to an annualized rate of 10.4% in the six months ended June 30, 2009 from 10.6% in the same period in 2008. In the second quarter of 2009, we experienced a slight decrease in lapses across all life products which have caused the decrease in our average lapse/surrender rates.

Annuity
The Annuity segment develops, sells, and supports a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, and employee agents.
Annuity segment financial results for the periods indicated were as follows:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Revenues:
Premiums	$53,641	$27,347	$26,294	$90,857	$71,646	$19,211
Other Policy Revenues	4,111	5,492	(1,381)	7,597	10,749	(3,152)
Net Investment Income	112,812	96,618	16,194	212,644	180,598	32,046
Other Income (loss)	3,195	(725)	3,920	2,463	(3,044)	5,507

Total Revenues	173,759	128,732	45,027	313,561	259,949	53,612

Benefits And Expenses:
Policy Benefits	63,151	35,954	27,197	106,808	85,704	21,104
Interest credited to policy account balances	79,512	60,085	19,427	147,094	111,059	36,035
Commissions	29,739	24,603	5,136	55,983	49,967	6,016
Other operating costs and expenses	15,506	11,272	4,234	29,283	22,472	6,811
Change in deferred policy acquisition costs	(19,419)	(12,678)	(6,741)	(31,467)	(23,929)	(7,538)

Total Benefits and Expenses	168,489	119,236	49,253	307,701	245,273	62,428

Income before other items and federal income taxes	$5,270	$9,496	$(4,226)	$5,860	$14,676	$(8,816)

Earnings decreased $4.2 million and $8.8 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases were due to increased operating expenses, compressed earned investment spreads and decreased annuity surrender charge revenue. Other operating costs and expenses increased $4.2 million and $6.8 million to $15.5 million and $29.3 million for the three and six months ended June 30, 2009, respectively.
Three Months ended June 30, 2009 compared with the Three Months ended June 30, 2008 — Annuity
Premiums
Annuity premium and deposit amounts received during the three months ended June 30, 2009 and 2008 are shown in the table below:

	Three Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Fixed Deferred Annuity	$577,669	$500,863	$76,806
Equity Indexed Deferred Annuity	39,807	22,946	16,861
Variable Deferred Annuity	19,265	26,586	(7,321)
Single Premium Immediate Annuity	55,460	29,239	26,221

Total	692,201	579,634	112,567

Less: Policy Deposits	(638,560)	(552,287)	(86,273)

Total Earned Premiums	$53,641	$27,347	$26,294

Fixed deferred annuity premiums and deposits increased $76.8 million to $577.7 million for the three months ended June 30, 2009 from $500.9 million for the same period in 2008. In 2009, we continue to see the increase in our fixed deferred annuity products. We believe this is a result of the economic environment, which may be leading investors to seek safer, less volatile investments. Equity indexed annuity premiums and deposits increased by $16.9 million to $39.8 million from $22.9 million for the three months ended June 30, 2009 as compared to the same period in 2008.
The economic environment and challenging equity market continue to contribute to the decline in variable deferred annuity premiums and deposits. Premiums and deposits declined $7.3 million to $19.3 million for the three months ended June 30, 2009 from $26.6 million for the same period in 2008. Premiums from single premium immediate annuities increased $26.2 million to $55.4 million for the three months ended June 30, 2009 from $29.2 million for the same period in 2008.
Other Policy Revenues
Other policy revenues declined to $4.1 million for the three months ended June 30, 2009 from $5.5 million for the same period in 2008. The decrease is primarily due to a decline in surrender charges. Income from surrender charges fell during the second quarter of 2009, as there was a change in the mix of surrenders between those which earned surrender charges and those where policyholders utilized optional penalty-free withdrawal provisions. The annualized surrender rate on deferred annuities which represents all withdrawals both full and partial, was 14.0% of account balances for 2009 compared with 15.1% for 2008.
Net Investment Income
Net Investment income increased to $112.8 million for the three months ended June 30, 2009 from $96.6 million for the same period in 2008. This increase was largely a result of a $791.1 million increase in fixed deferred annuity account values to $7.6 billion as of June 30, 2009 compared to $6.9 billion as of June 30, 2008. The change in the derivative hedge portfolio total return (realized and unrealized gain/ (loss)) also added to the increase in net investment income. Refer to the Investments discussion for further analysis of net investment income.
Realized and unrealized gains or losses on the derivative hedge portfolio that supports the equity index annuities portfolio are recognized in earnings as investment income. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative option. The gain or loss on the embedded option is recognized in earnings as interest credited to policyholders. The following table details the gain or loss on derivatives related to equity indexed annuities:

	Three Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Derivative hedge gain/ (loss) included in Net Investment Income	$1,757	$(3,546)	$5,303

Embedded derivative gain/ (loss) Included in Interest Credited	$(3,000)	$4,321	$(7,321)

Policy Benefits
Benefits consist of annuity payments and reserve increases on single premium immediate annuity contracts. These benefits increased $27.2 million to $63.2 million for the three months ended June 30, 2009, compared to $36.0 million for the same period in 2008. The change is primarily due to an increase in single premium immediate annuity reserves resulting from increased sales in the three months ended June 30, 2009.
Interest Credited to Policy Account Balances
Interest credited increased $19.4 million to $79.5 million for the three months ended June 30, 2009 from $60.1 million for same period in 2008. The increase is primarily the result of the 15.3% increase in the average fixed deferred annuity account balances, a minor change in crediting rates on certain fixed deferred annuities and the change in embedded derivative total return (embedded derivative gain/(loss)), partially offset by a change in product mix.

Commissions
Commissions increased $5.1 million to $29.7 million for the three months ended June 30, 2009, from $24.6 million for the same period in 2008. The change is primarily due to increased sales of fixed deferred annuity policies during 2009.
Other Operating Costs and Expenses
Other operating costs and expenses increased $4.2 million to $15.5 million for the three months ended June 30, 2009, from $11.3 million for the same period in 2008. This increase is attributable to defined benefit pension costs and fees incurred for compliance with Sarbanes-Oxley Act requirements.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Acquisition costs capitalized	$34,440	$30,238	$4,202
Amortization of DAC	(15,021)	(17,560)	2,539

Change in DAC	$19,419	$12,678	$6,741

Acquisition costs capitalized increased $4.2 million to $34.4 million for the three months ended June 30, 2009 from $30.2 million for the same period in 2008. This increase was the result of commissions and other costs related to increased sales of fixed deferred annuities.
The amortization of DAC as a percentage of gross profits for the three months ended June 30, 2009 was 57.5% compared to 56.5% for the same period in 2008. The slight change of this ratio was primarily driven by lower profits in 2009.
Six Months ended June 30, 2009 compared with the Six Months ended June 30, 2008 — Annuity
Premiums
Annuity premium and deposit amounts received during the six months ended June 30, 2009 and 2008 are shown in the table below:

	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Fixed Deferred Annuity	$1,141,906	$1,048,092	$93,814
Equity Indexed Deferred Annuity	63,204	43,427	19,777
Variable Deferred Annuity	41,231	60,203	(18,972)
Single Premium Immediate Annuity	93,490	74,358	19,132

Total	1,339,831	1,226,080	113,751

Less: Policy Deposits	(1,248,974)	(1,154,434)	(94,540)

Total Earned Premiums	$90,857	$71,646	$19,211

Fixed deferred annuity premiums and deposits increased $93.8 million to $1.1 billion for the six months ended June 30, 2009 from $1.0 billion for the same period in 2008. Equity indexed annuity premiums and deposits increased by $19.8 million to $63.2 million from $43.4 million for the six months ended June 30, 2009 and 2008, respectively. We believe this increase was the result of the continuing adverse economic circumstances in 2009, leading investors to seek safer, less volatile investments.

Variable Annuity premiums and deposits declined $19.0 million to $41.2 million for the six months ended June 30, 2009 from $60.2 million for the same period in 2008. We believe the decrease in variable deferred annuity premiums and deposits is primarily due to the volatility in the financial markets.
Premiums from single premium immediate annuities increased $19.1 million to $93.5 million for the six months ended June 30, 2009 from $74.4 million for the same period in 2008.
We do not expect the increase of these Annuity sales to continue through the end of 2009, as sales in the first half of the year consistently outpace those sales in the second half.
Other Policy Revenues
Other policy revenues declined to $7.6 million for the six months ended June 30, 2009 from $10.7 million for the same period in 2008. The decrease is primarily due to decreased surrender charges as a result of a change in our product mix.
Net Investment Income
Net investment income increased to $212.6 million for the six months ended June 30, 2009 from $180.6 million for the same period in 2008. The increase was the result of an increase in invested assets and the change in the derivative hedge total return (realized and unrealized gain/ (loss)) for the six months ended June 30, 2009 compared to the same period in 2008. Fixed deferred annuity account values increased $794.6 million to $7.6 billion as of June 30, 2009 compared to $6.9 billion as of June 30, 2008. Refer to the Investments discussion further analysis.
The following table details the gain or loss on derivatives related to equity indexed annuities:

	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Derivative hedge gain/ (loss) included in Net Investment Income	$(2,101)	$(12,736)	$10,635

Embedded derivative gain/ (loss) Included in Interest Credited	$(738)	$14,318	$(15,056)

Interest Spread and Account Values
The table below shows the interest spreads for our annuity products.

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Fixed Deferred Annuity
Interest Spread:
Dollar Amount	$56,492	$54,563
Annualized Rate	1.55%	1.67%

Variable Deferred Annuity
Mortality & Expense Charge:
Dollar Amount	$1,871	$2,432
Annualized Rate	1.16%	1.17%

Total Annuity:
Gross Margins Including SPIA Mortality:
Dollar Amount	$58,363	$56,995
Annualized Rate	1.54%	1.65%

Interest Spreads: The profits on fixed deferred annuity contracts and single premium immediate annuities are driven by interest spreads and, to a lesser extent, other policy fees. Target interest margins vary by product depending on such factors as the level and term of interest guarantees, interest bonuses, level of commissions, length of surrender charge periods and the level of inherent risk.
As shown in the table above, interest spreads on fixed deferred annuities decreased 12 basis points to 1.55% for the six months ended June 30, 2009 from 1.67% for the same period in 2008. The portion of supporting assets comprised of cash holdings is a significant factor here, explaining 6 basis points of this spread decrease. The yield on cash decreased 149 basis points from 3.33% in the first half of 2008 to 1.84% in the first half of 2009, and the average level of cash relative to total assets increased from 3.1% to 3.5%.
The average rate for variable annuity mortality and expense charges stayed relatively unchanged for the six months ended June 30, 2009 from 1.17% for the same period in 2008.
Account Values: In addition to interest margins, we monitor account values and changes in account values as a key indicator of the performance of our Annuity segment. The table below shows the account values and the changes in these values as a result of net inflows, fees, interest credited and market value changes for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Fixed Deferred Annuity:
Account value, beginning of period	$6,918,365	$6,210,456	$707,909
Net inflows	586,704	537,504	49,200
Fees	(5,711)	(8,333)	2,622
Interest credited	145,558	110,674	34,884

Account value, end of period	$7,644,916	$6,850,301	$794,615

Variable Deferred Annuity:
Account value, beginning of period	$309,011	$429,505	$(120,494)
Net inflows	7,904	13,502	(5,598)
Fees	(1,870)	(2,432)	562
Change in market value and other	21,675	(36,735)	58,410

Account value, end of period	$336,720	$403,840	$(67,120)

Single Premium Immediate Annuity:
Reserve, beginning of period	$701,141	$693,137	$8,004
Net inflows	24,419	(667)	25,086
Interest and mortality	15,142	17,715	(2,573)

Reserve, end of period	$740,702	$710,185	$30,517

Fixed Deferred Annuity: For the six months ended June 30, 2009, account values associated with fixed deferred annuities increased $726.6 million to $7.6 billion, compared to a similar increase of $639.8 million to $6.9 billion for the same period in 2008. The change in account value was attributable to net inflows of $586.7 million and interest credited of $145.6 million less fees of $5.7 million. Sales of fixed deferred annuity products rose to $1.1 billion for the six months ended June 30, 2009 compared to $1.0 billion in the same period of 2008. In the second quarter of 2009, we continue to see increased sales as investors elected the safety of fixed deferred annuities over the current volatility of other investment vehicles. We do not expect the increase in sales to continue through the remainder of 2009 due to the seasonality of the annuity product.
Fees charged against account values decreased $2.6 million to $5.7 million for the six months ended June 30, 2009 compared to $8.3 million for the same period in 2008. These fees include withdrawal charges levied against policies being partially withdrawn or fully surrendered. Income from surrender charges continue to decline as we had a change in the mix of surrenders between products which earned surrender charges and products which include an option for penalty-free surrenders from 2008 to 2009.

Variable Deferred Annuity: For the six months ended June 30, 2009, variable deferred annuity account values increased $27.7 million to $336.7 million, compared to a decrease of $25.7 million to $403.8 million for the same period in 2008. The increase in account value for the six months ended June 30, 2009 was attributable to net inflows and market appreciation. The decrease in value for the six months ended June 30, 2008 is a result of the decline in the financial markets.
Single Premium Immediate Annuity: For the six months ended June 30, 2009, single premium immediate annuity reserves increased $39.6 million to $740.7 million, compared to an increase of $17.0 million to $710.2 million for the same period in 2008. This increase is due to reserves established on inflows from new sales and increases in reserves on existing policies due to interest and mortality. Net inflows for the six months ended June 30, 2009 were $24.4 million, compared to net outflows of $0.7 million for the same period in 2008.
Policy Benefits
Benefits consist of annuity payments and reserve increases on single premium immediate annuity contracts. These benefits increased $21.1 million to $106.8 million for the six months ended June 30, 2009, compared to $85.7 million for the same period in 2008. These benefits increased due to increased reserves from new single premium immediate annuity sales.
Interest Credited to Policy Account Balances
Interest credited increased $36.0 million to $147.1 million for the six months ended June 30, 2009 from $111.1 million for same period in 2008. This increase is due to the increase in fixed deferred annuity account balances, the increase in crediting rates and the change in embedded derivative total return (total gain/ (loss)) for the six months ended June 30, 2009 compared to 2008.
The annualized surrender rate on deferred annuities, which represents all withdrawals, both full and partial, was 14.4% of the account balances for 2009 compared with 13.6% for 2008. The change in the surrender rate reflects an unfavorable surrender experience for the six months ended June 30, 2009.
Commissions
Commissions increased $6.0 million to $56.0 million for the six months ended June 30, 2009, from $50.0 million for the same period in 2008. The increase is primarily a result of sales increases in the six months ended June 30, 2009.
Other Operating Costs and Expenses
Other operating costs and expenses increased $6.8 million to $29.3 million for the six months ended June 30, 2009, from $22.5 million for the same period in 2008. These increases are primarily due to defined benefit pension costs, and fees incurred for compliance with Sarbanes-Oxley Act requirements.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Acquisition costs capitalized	$64,842	$59,543	$5,299
Amortization of DAC	(33,375)	(35,614)	2,239

Change in DAC	$31,467	$23,929	$7,538

Acquisition costs capitalized increased $5.3 million to $64.8 million for the six months ended June 30, 2009 from $59.5 million for the same period in 2008. This increase was primarily the result of commissions and other costs related to increased sales of fixed deferred annuity policies.
The amortization of DAC as a percentage of gross profits for the six months ended June 30, 2009 was 66.4% compared with 61.5% for the same period in 2008. The change in this ratio was a result of lower gross profits for the six months ended June 30, 2009.

Health
The Health segment is primarily focused on supplemental and limited benefit coverage products including Medicare Supplement insurance for the aged population as well as cancer and hospital surgical for the general population. Other health products include credit accident and health, employer-based stop loss, major medical and others.
Health segment financial results for the periods indicated were as follows:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)			(in thousands)
Revenues:
Premiums	$69,651	$73,040	$(3,389)	$149,573	$145,077	$4,496
Net Investment Income	4,024	4,169	(145)	8,049	8,233	(184)
Other Income	2,100	3,356	(1,256)	5,028	6,686	(1,658)

Total Revenues	75,775	80,565	(4,790)	162,650	159,996	2,654

Benefits And Expenses:
Policy Benefits	57,699	54,471	3,228	121,766	115,050	6,716
Commissions	9,929	11,082	(1,153)	22,812	20,599	2,213
Other operating costs and expenses	15,864	14,754	1,110	31,567	29,817	1,750
Change in deferred policy acquisition costs	1,377	449	928	3,839	3,138	701

Total Benefits and Expenses	84,869	80,756	4,113	179,984	168,604	11,380

(Loss) from operations before other items and federal income taxes	$(9,094)	$(191)	$(8,903)	$(17,334)	$(8,608)	$(8,726)

The Health segment experienced losses from operations of $9.1 million and $17.3 million for the three and six months ended June 30, 2009, respectively, as compared to losses of $0.2 million and $8.6 million, respectively, for the same periods in 2008. During the three months ended June 30, 2009, the decrease in earnings was due primarily to a decrease in premiums as the result of the settlement of certain litigation concerning our credit accident and health product, noted below. Benefits and expenses increased mainly due to an excise tax on reinsured foreign premiums, a one-time marketing expense of $2.6 million for the write-off of agents’ balances as part of reconciliation performed in the second quarter of 2009, and an increase in policy benefit expense related to our Medicare Supplement product. During the six months ended June 30, 2009, the decrease in earnings was primarily due to litigation during the first quarter, an increase in benefits attributable to growth in the amount of claims incurred on the hospital surgical product line, and commissions associated with the unwinding of a Managing General Underwriter (“MGU”) agreement. These items are discussed in further detail below.
During the second quarter of 2009, we settled a class action lawsuit on our credit accident and health product which resulted in issuing $12.4 million in settlement payments comprised of credit accident and health premium refunds and other related damages and fees, to certain previously insured persons. The Health segment was fully reserved for this settlement and did not incur any related impact to its income (loss) from operations during the three or six months ended June 30, 2009. However, during the three and six months ended June 30, 2009, several categories of the consolidated statements of income were impacted by the recording of the settlement as follows: premiums decreased by $4.3 million, other income decreased by $0.8 million, commissions decreased by $0.9 million, and other operating costs and expenses decreased by $4.3 million. For additional information on this settlement, refer to the discussion of the Perkins litigation in our Commitments and Contingencies footnote within Notes to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.

The following tables summarize key data for the Health segment:

	For the three months ended June 30, 2009		For the three months ended June 30, 2008
	Premiums		Premiums
	Dollars	Percentage	Dollars	Percentage
	(in thousands)
Medicare Supplement	$29,963	43.0%	$31,700	43.4%
Managing General Underwriter	2,493	3.6%	3,422	4.7%
Group	9,895	14.2%	8,008	11.0%
Major Medical	7,750	11.1%	10,028	13.7%
Hospital Surgical	12,880	18.5%	9,248	12.7%
Long Term Care	541	0.8%	689	0.9%
Supplemental Insurance	2,061	3.0%	2,078	2.8%
Credit Accident and Health	1,887	2.7%	5,519	7.6%
All Other	2,181	3.1%	2,348	3.2%

Total	$69,651	100.0%	$73,040	100.0%

	As of June 30, 2009		As of June 30, 2008
	Certificates / Policies		Certificates / Policies
	Number	Percentage	Number	Percentage

Medicare Supplement	59,094	8.8%	57,858	8.1%
Managing General Underwriter	117,203	17.4%	135,191	18.9%
Group	19,049	2.8%	19,826	2.8%
Major Medical	3,943	0.6%	6,055	0.8%
Hospital Surgical	16,084	2.4%	13,861	1.9%
Long Term Care	1,962	0.3%	2,132	0.3%
Supplemental Insurance	98,717	14.6%	113,969	15.9%
Credit Accident and Health	308,723	45.8%	311,619	43.6%
All Other	49,601	7.3%	54,136	7.7%

Total	674,376	100.0%	714,647	100.0%

Three Months ended June 30, 2009 compared with the Three Months ended June 30, 2008 — Health
Premiums
The Health segment’s earned premiums were $69.7 million for the three months ended June 30, 2009, compared to $73.0 million earned for the same period in 2008. We recorded a reversal of $4.3 million related to the previously noted settlement payments,. Excluding the effect of the settlement payments, earned premium increased $1.0 million during the three months ended June 30, 2009 which was primarily attributable to increased sales of our hospital surgical product. In addition, Medicare Supplement experienced a decrease of $1.7 million in premiums while adding a net of 1,200 policies due to a shift from a higher premium individual product to a lower premium group product.
Net Investment Income
Net investment income remained relatively flat at approximately $4.0 million and $4.2 million for the three months ended June 30, 2009 and 2008. Refer to the Investments discussion for further analysis.
Policy Benefits
The benefit ratio increased to 82.8% for the three months ended June 30, 2009, from 74.6% for same period in 2008. The Medicare Supplement product was the primary contributor to the increase in the benefit ratio. The increase was mainly due to a shift from a higher premium individual product to a lower premium group product. This increase was partially offset by an improvement in the hospital surgical benefit ratio as a result of its benefits cost growing at a slower rate than its earned premium.

Commissions
Commissions decreased by $1.2 million or 10.4% to $9.9 million for the three months ended June 30, 2009, from $11.1 million for the same period in 2008. Related to the previously noted settlement payments, we recorded a reversal of $0.8 million. Excluding the effect of the settlement payments, commissions decreased $0.4 million during the three months ended June 30, 2009. This decrease was primarily due to a decrease in MGU premium.
Other Operating Costs and Expenses
Other operating costs and expenses increased by $1.1 million or 7.5% to $15.9 million for the three months ended June 30, 2009 from $14.8 million for the same period in 2008. Related to the previously noted settlement payments, we recorded a reversal of $4.3 million. Excluding the effect of the settlement payments, other operating costs and expenses increased $5.4 million during the three months ended June 30, 2009. The increase was primarily driven by an excise tax on reinsured foreign premiums, employee benefits, and a one-time marketing expense of $2.5 million for the write-off of agents’ balances.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC expense for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)

Acquisition costs capitalized	$3,624	$6,054	$(2,430)
Amortization of DAC	(5,001)	(6,503)	1,502

Change in DAC	$(1,377)	$(449)	$(928)

The change in DAC increased $1.0 million to $1.4 million for the three months ended June 30, 2009, compared to $0.4 million for the same period in 2008. The increase was primarily driven by a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments. Generally, we expect the change in DAC to remain relatively consistent as a percentage of earned premiums.
As of June 30, 2009, the Health segment related DAC was $71.0 million compared to $76.8 million as of June 30, 2008. The decrease in DAC reflects a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments, as well as a reduction in the acquisition costs capitalized due to the decline in new production of our credit accident and health product.

Six Months ended June 30, 2009 compared with the Six Months ended June 30, 2008 — Health

	For the six months ended June 30, 2009		For the six months ended June 30, 2008
	Premiums		Premiums
	Dollars	Percentage	Dollars	Percentage
	(in thousands)
Medicare Supplement	$60,178	40.2%	$60,905	42.0%
Managing General Underwriter	13,742	9.1%	6,644	4.6%
Group	16,989	11.4%	17,382	12.0%
Major Medical	15,950	10.7%	20,784	14.3%
Hospital Surgical	25,063	16.8%	17,278	11.9%
Long Term Care	1,070	0.7%	1,506	1.0%
Supplemental Insurance	4,206	2.8%	4,298	3.0%
Credit Accident and Health	7,949	5.3%	11,720	8.1%
All Other	4,426	3.0%	4,560	3.1%

Total	$149,573	100.0%	$145,077	100.0%

Premiums
The Health segment’s earned premiums were $149.6 million for the six month period ended June 30, 2009, compared to $145.1 million earned for the same period in 2008. Related to the previously noted settlement payments, we recorded a reversal of $4.3 million. Excluding the effect of the settlement payments, premiums increased $8.8 million during the six months ended June 30, 2009. The increase was primarily attributable to an increase in premiums earned on our hospital surgical product and a one-time realized premium associated with the unwinding of an MGU agreement. The timing of the premium recognition for this pool is based on the timing of the settlements and participation based allocation in the first quarter of 2009. The aforementioned earned premium increases were partially offset by a decrease in premium earned on our major medical product, due to the run-off of the product.
As expected, major medical business continues to lapse in favor of less comprehensive hospital surgical coverage. As of June 30, 2009, there were about 3,900 major medical policies in-force compared to about 6,100 as of June 30, 2008, a decrease of 34.9%. We expect the major medical policies in-force to continue to decline at the current pace. This line of business is no longer competitively priced and new sales have diminished. However, major medical premiums will continue to influence Health segment results since premiums from this product are at least twice that of other products sold. The decline in major medical is offset by the increase in hospital surgical policies to about 16,100 as of June 30, 2009 from 13,900 as of June 30, 2008. We anticipate that Medicare supplement and hospital surgical policies will continue to be the main drivers of top line growth in 2009. Medicare supplement policies increased to about 59,100 policies in-force as of June 30, 2009 from about 57,900 policies in-force as of June 30, 2008.
Net Investment Income
Net investment income remained relatively flat at approximately $8.0 million for the six months ended June 30, 2009 and 2008. Refer to the Investments discussion for further analysis.
Policy Benefits
The benefit ratio increased to 81.4% for the six months ended June 30, 2009 from 79.3% for same period in 2008. Much of the increase was attributable to growth in the amount of claims incurred on the hospital surgical product line, which primarily resulted from aggressive rates and underwriting practices in prior periods. Rate increases to the hospital surgical line were made over the last two years, and we anticipate that these rate increases will positively impact our benefits ratio in the remainder of 2009. This increase was partially offset by expenses associated with litigation involving one MGU that resulted in $8.9 million of reinsurance write offs in the first quarter of 2008. We have terminated our relationship with this particular MGU.
Commissions
Commissions increased by $2.2 million or 10.7% to $22.8 million for the six months ended June 30, 2009, from $20.6 million for the same period in 2008. We recorded a reversal of $0.8 million related to the previously noted settlement payments,. Excluding the effect of the settlement payments, commissions increased $3.0 million during the six months ended June 30, 2009. This increase is primarily associated with the increase in premium from MGUs during the first quarter of 2009, as noted above, and an increase in commission attributed to an increase in premium earned on our hospital surgical line.

Other Operating Costs and Expenses
Other operating costs and expenses increased by $1.8 million or 5.9% to $31.6 million for the six months ended June 30, 2009 from $29.8 million for the same period in 2008. We recorded a reversal of $4.3 million related to the settlement payments noted above,. Excluding the effect of the settlement payments, other operating costs and expenses increased $6.1 million during the six months ended June 30, 2009. The increase was primarily driven by an excise tax on reinsured foreign premiums, employee benefits and a one-time marketing expense of $2.5 million for the write-off for agents’ balances as part of reconciling performed in the second quarter of 2009.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC expense for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)

Acquisition costs capitalized	$8,101	$13,179	$(5,078)
Amortization of DAC	(11,940)	(16,317)	4,377

Change in DAC	$(3,839)	$(3,138)	$(701)

The change in DAC was a decrease of $3.8 million for the six months ended June 30, 2009 compared to $3.1 million for the same period in 2008. The increase was primarily driven by a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments. Generally, we expect the change in DAC to remain relatively consistent as a percentage of earned premiums.
As of June 30, 2009, the Health related DAC was $71.0 million compared to $76.8 million as of June 30, 2008. The decrease in DAC reflects a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments as well as a reduction in the acquisition costs capitalized due to the decline in new production of our credit accident and health product.

Property and Casualty
We write Property and Casualty business through our Multiple Line agents and Credit Insurance Division agents. We evaluate our Property and Casualty insurance operations based on the total underwriting results (net premiums earned less incurred losses and loss expenses, policy acquisition costs and other underwriting expenses) and the following ratios:
Property and Casualty segment financial results for the periods indicated were as follows:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Revenues:
Net premiums written	$306,656	$311,445	$(4,789)	$603,476	$618,849	$(15,373)

Net Premiums Earned	276,427	293,088	(16,661)	568,916	593,194	(24,278)
Net Investment Income	16,952	19,803	(2,851)	33,770	38,947	(5,177)
Other Income	2,422	2,386	36	4,452	4,388	64

Total Revenues	295,801	315,277	(19,476)	607,138	636,529	(29,391)

Benefits And Expenses:
Policy Benefits	243,771	279,508	(35,737)	491,845	497,119	(5,274)
Commissions	53,119	57,550	(4,431)	105,105	114,618	(9,513)
Other operating costs and expenses	31,719	30,369	1,350	59,483	58,881	602
Change in deferred policy acquisition costs	(9,782)	(4,725)	(5,057)	(6,730)	(9,357)	2,627

Total Benefits and Expenses	318,827	362,702	(43,875)	649,703	661,261	(11,558)

Income/(Loss) from operations before other items and federal income taxes	$(23,026)	$(47,425)	$24,399	$(42,565)	$(24,732)	$(17,833)

Loss ratio	88.2%	95.4%	(7.2)	86.5%	83.8%	2.7
Underwriting expense ratio	27.2%	28.4%	(1.2)	27.7%	27.7%	0.0

Combined ratio	115.4%	123.8%	(8.4)	114.2%	111.5%	(2.7)

Property and Casualty earnings increased $24.4 million and decreased $17.8 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The changes are primarily due to differences in catastrophe losses as well as an overall decrease of premiums during 2009 due to rate pressures and adverse economic conditions. These are discussed in further detail below.
Three Months ended June 30, 2009 compared with the Three Months ended June 30, 2008 — Property & Casualty
Net Premiums Written and Earned
Net premiums written decreased $4.7 million to $306.7 million for the three months ended June 30, 2009 from $311.4 million for the same period in 2008. This change was primarily due to a $4.5 million decrease in personal and commercial auto net premiums written. The decrease in auto business is due to continued high levels of competition and the resulting rate decreases in this line.
Net premiums earned decreased $16.7 million to $276.4 million for the three months ended June 30, 2009 from $293.1 million for the three months ended June 30, 2008. This decrease was primarily due to an internal review of our methodology for establishing reserves for our “Cashback” program, which refunds a portion of premiums paid on homeowners and auto policies within certain product lines and certain states, to customers that retain the eligible products and that do not have any claims reported during a three-year period. Part of the changes implemented as a result of this review included expanding our previous 3-factor system for establishing such reserves to 29 factors in order to refine our methodology on a portion of the reserve. We are also replacing a bulk reserve on the remaining portion with a programmatic monthly calculation. These changes resulted in a decrease of $4.6 million and $2.7 million in auto and homeowner earned premium revenues, respectively, during the second quarter of 2009. Auto premiums decreased an additional $5.8 million as a result of the lower net written premiums for the year and rate decreases from the prior year. Homeowner premiums decreased an additional $2.8 million as a result of our continued risk management initiatives to reduce our exposure in the coastal regions.

Net Investment Income
Net investment income decreased by $2.8 million to $17.0 million for the three months ended June 30, 2009 from $19.8 million for the same period in 2008. This decrease was due to the increased amount of cash we held during the three months ended June 30, 2009 compared to the same period in 2008. Refer to the Investments discussion for further analysis.
Policy Benefits
Claims and other benefits include loss and loss adjustment expenses (“LAE”) incurred on property and casualty policies. The loss ratios were 88.2% and 95.4% for the three months ended June 30, 2009 and 2008, respectively.
The second quarter of 2009 saw an improvement in the catastrophe loss experience from the record high experienced in the previous year. Relative to 2008, fewer and less severe catastrophes occurred during the second quarter in 2009; however, the catastrophes were still some of the highest we have experienced. For the three months ended June 30, 2009 and 2008, we experienced net catastrophe losses of $34.7 million on 11 catastrophes and $66.9 million on 18 catastrophes, respectively. These catastrophe losses contributed 12.6% to the loss ratio for the second quarter of 2009, compared to 22.8% for the same period in 2008.
For the three months ended June 30, 2009, net favorable prior year loss and loss adjustment expense development was $14.5 million compared to $1.6 million of net favorable prior year loss and LAE development for the same period in 2008, as a result of better than expected paid and incurred loss emergence across several lines of business (workers compensation, agribusiness and commercial multi-peril lines) as well as savings on catastrophe claims. This favorable emergence was offset by adverse development for the commercial auto and homeowners lines of business.
Commissions and Change in Deferred Policy Acquisition Costs

	Three Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Commissions	$53,119	$57,550	$(4,431)
Change in deferred policy acquisition costs	(9,782)	(4,725)	(5,057)

Commissions and change in deferred acquistion costs	$43,337	$52,825	$(9,488)

Commissions decreased $4.5 million to $53.1 million for the three months ended June 30, 2009 from $57.6 million for the same period in 2008. This decrease was primarily the result of a $3.3 million decrease in credit related insurance commissions due to a shift toward products with lower commission structures. Commissions decreased further due to personal and commercial auto policies for the three months ended June 30, 2009 due to reductions in net earned premiums.
The change in deferred acquisition costs for the three months ended June 30, 2009 was $5.1 million, which represented an increase to deferred policy acquisition costs and a decrease in expenses for the period compared to the same period in the prior year. This was primarily driven by a change in our deferral methodology, deferring less in some policies and more in others in order to improve our consistency among subsidiaries.

Other Operating Costs and Expenses
Other operating costs and expenses increased $1.3 million to $31.7 million for the three months ended June 30, 2009 from $30.4 million for the same period in 2008. The increase was due primarily to an increase in expenses in our agribusiness products as a result of increasing business and our efforts to improve the underwriting of this line.
The underwriting expense ratio decreased slightly to 27.2% for the three months ended June 30, 2009 from 28.4% for the same period in 2008. The decrease in the underwriting expense ratio during the second quarter of 2009, as compared to the same period in 2008, was primarily the result of a decrease in expenses due to the greater amount of expenses being deferred through our new deferral methodology noted above.
Products
The following table shows net premiums written and earned and key ratios for our auto, homeowners, agribusiness, credit related property and other policies for the three months ended June 30, 2009, and 2008:

	Automobile	Homeowner	Agribusiness	Credit Related	Other	Total
	(in thousands)
Three months ended June 30, 2009

Net premiums written	$137,919	$57,644	$27,843	$33,275	$49,975	$306,656

Net premiums earned	$130,869	$45,867	$26,323	$32,418	$40,950	$276,427

Loss ratio	81.9%	146.3%	97.3%	49.4%	68.0%	88.2%
Underwriting expense ratio	19.1%	21.7%	36.7%	59.9%	27.0%	27.2%

Combined ratio	101.0%	168.0%	134.0%	109.3%	95.0%	115.4%

Three months ended June 30, 2008

Net premiums written	$142,452	$55,067	$28,272	$34,413	$51,240	$311,444

Net premiums earned	$141,232	$51,171	$26,110	$31,582	$42,993	$293,088

Loss ratio	81.7%	170.4%	125.0%	45.7%	69.5%	95.4%
Underwriting expense ratio	22.4%	28.4%	33.4%	63.1%	19.7%	28.4%

Combined ratio	104.1%	198.8%	158.4%	108.8%	89.2%	123.8%

The following is a discussion of our most significant products:
Automobile: Net earned premiums decreased $10.4 million, or 7.3%, for the three months ended June 30, 2009 compared to the same period in 2008, due to the continued price competition and the change in our “Cashback” program methodology, discussed in the “Net Premiums Written and Earned” section above.
The loss ratios for the period ended June 30, 2009 and 2008 were relatively flat at 81.9% and 81.7%, respectively. The combined ratios for the three months ended June 30, 2009 and 2008 were 101.1% and 104.1%, respectively. The reduction in the combined ratio was primarily a result of the reduced underwriting expense ratio to 19.1% from 22.4%. This reduction in underwriting expense was primarily driven by the change in the deferral methodology discussed above, which decreased the auto expense for the quarter by $4.6 million.
Homeowners: Net earned premiums decreased $5.3 million to $45.9 million for the three months ended June 30, 2009 from $51.2 million for the same period in 2008. This decrease is a direct result of fewer policies in-force during the current year as compared to the prior year and the change in our “Cashback” program methodology, discussed in the “Net Premiums Written and Earned” section above.

The loss ratios for the three months ended June 30, 2009 and 2008 were 146.3% and 170.4%, respectively. The significant decrease in the loss ratio for 2009 compared to 2008 is due to the decreased level of catastrophe losses during the second quarter of 2009 as compared to the record levels we experienced in 2008. Gross catastrophe losses for all lines of business combined in the second quarter of 2009 were $34.7 million, compared to approximately $66.9 million for the same period in 2008.
The combined ratios for the three months ended June 30, 2009 and 2008 were 168.0% and 198.7%, respectively. Our combined ratio continued to be negatively impacted in 2009 due to our concentration of business in the Midwest, which experienced significant catastrophes during the second quarters of 2009 and 2008.
Agribusiness Product: Earned premium increased $0.2 million to $26.3 million for the three months ended June 30, 2009, compared to $26.1 million for 2008. This increase is primarily the result of rate increases.
The loss ratios for the three months ended June 30, 2009 and 2008 were 97.3% and 125.0%, respectively. The change in the loss ratio reflects a decrease in policy benefits of $7.0 million, or 21.6%. This decrease is primarily due to our focus on improving the discipline in underwriting within this line, increasing the profitability potential of this product.
Credit related property: Net earned premiums increased $0.8 million to $32.4 million from $31.6 million for the three months ended June 30, 2009 and 2008, respectively. The increase in revenue is due to an increase in our Collateral Protection line of business as lenders move to protect their consumer lending products, offset by the decrease in our Guaranteed Auto Protection (“GAP”) product as a result of declining auto sales. GAP insurance covers the amount of indebtedness in excess of the insured value of the car.
The loss ratios for the three months ended June 30, 2009 and 2008 were 49.4% and 45.7%, respectively, while the expense ratios were 59.9%, and 63.1%, respectively. The increase in the loss ratio is attributable to a continued increase in the frequency and severity of GAP claims during the second quarter of 2009.
Six Months ended June 30, 2009 compared with the Six Months ended June 30, 2008 — Property & Casualty
Net Premiums Written and Earned
Net premiums written decreased $15.4 million to $603.5 million for the six months ended June 30, 2009 from $618.9 million for the same period in 2008. This change was primarily due to an $11.5 million decrease in personal and commercial auto net premiums written, and a $3.2 million decrease in workers’ compensation insurance net written premium. The decrease in auto business is due to continued high levels of competition and the resulting rate decreases in this line. The decrease we are experiencing in workers compensation net written premium is due to the current economic environment as lower payrolls result in lower premiums written and earned. We expect this to continue in the short-term until the economy shows signs of recovery and payrolls begin to rise.
Net premiums earned decreased $24.3 million to $568.9 million for the six months ended June 30, 2009 from $593.2 million for the six months ended June 30, 2008. This decrease was primarily the result of a $9.9 million decrease in auto premiums earned, as a result of fewer policies in-force during the year as well as rate decreases from the prior year, and a $5.0 million decrease in Homeowner net premiums earned as we move to lower the number of policies we carry in the coastal region. The change in methodology for the calculation of the reserve for the “Cashback” program, discussed in the three-month “Net Premiums Written and Earned” section, also contributes to the decrease in net premiums earned.
Net Investment Income
Net investment income decreased by $5.1 million to $33.8 million for the six months ended June 30, 2009 from $38.9 million for the same period in 2008. This decrease was due to the increased amount of cash we held during the six months ended June 30, 2009 compared to the same period in 2008. As investing opportunities arise, we are reinvesting the cash held in primarily fixed maturity securities. Refer to the Investments discussion for further analysis.

Policy Benefits
Policy benefits decreased $5.3 million to $491.8 million for the six months ended June 30, 2009 from $497.1 million for the same period in 2008. The decrease was due to a $16.6 million improvement in the record catastrophe loss experience from the previous year as fewer and less severe catastrophes occurred during the period. For the six months ended June 30, 2009 and 2008, we experienced net catastrophe losses of $66.0 million on 17 catastrophes and $82.6 million on 25 catastrophes, respectively. The improvement was offset by increases in our workers compensation insurance product of $4.1 million and other specific product lines noted in the “Products” section below.
The loss ratios were 86.5% and 83.8% for the six months ended June 30, 2009 and 2008, respectively. The primary factor in the increased loss ratio was lower net earned premiums and increased benefits in certain products during 2009 as compared to 2008, offset by the decrease in catastrophe losses. Catastrophe losses contributed 11.6% and 13.9% to the loss ratio for the first six months of 2009 and 2008, respectively.
For the six months ended June 30, 2009, net favorable prior year loss and loss adjustment expense development was $19.2 million compared to $33.1 million of net favorable prior year loss and LAE development for the same period in 2008, as a result of better than expected paid and incurred loss emergence across several lines of business (personal auto, commercial auto, agribusiness and commercial multi-peril lines) as well as savings on catastrophe claims. This favorable emergence was offset by adverse development for the workers compensation and homeowners lines of business.
Commissions and Change in Deferred Policy Acquisition Costs

	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Commissions	$105,105	$114,618	$(9,513)
Change in deferred policy acquisition costs	(6,730)	(9,357)	2,627

Commissions and change in deferred acquistion costs	$98,375	$105,261	$(6,886)

Commissions decreased $9.5 million to $105.1 million for the six months ended June 30, 2009 from $114.6 million for the same period in 2008. This decrease was primarily the result of a $7.2 million decrease in credit related insurance commissions due to a shift toward products with lower commission structures. Commissions on personal and commercial auto policies for the six months ended June 30, 2009 also decreased $4.0 million as compared to the same period in 2008 due to reductions in net earned premiums.
The change in deferred acquisition costs for the six months ended June 30, 2009 was $2.6 million, which represented a reduction to deferred policy acquisition costs and a decrease in expenses for the period. This was primarily driven by the $15 million decrease in net premiums written during the quarter, and changes in the product mix within our credit related property lines towards products that have lower commission structures, resulting in fewer additions to DAC as compared to the same periods in 2008.
Other Operating Costs and Expenses
Other operating costs and expenses increased $0.6 million to $59.5 million for the six months ended June 30, 2009 from $58.9 million for the same period in 2008. The underwriting expense ratio remained consistent at 27.7% for the six months ended June 30, 2009 and 2008. This was primarily the result of a $2.5 million reversal of a legal accrual during the first quarter of 2009 due to our expectation of an outcome from the Farm Bureau litigation to be less adverse than originally estimated and reserved for.

Products
The following table shows net premiums written and earned and key ratios for our auto, homeowners, agribusiness, credit related property and other policies for the six months ended June 30, 2009, and 2008:

	Automobile	Homeowner	Agribusiness	Credit Related	Other	Total
	(in thousands)
Six months ended June 30, 2009

Net premiums written	$281,407	$103,746	$52,579	$69,302	$96,442	$603,476

Net premiums earned	$267,797	$97,818	$52,593	$68,860	$81,848	$568,916

Loss ratio	82.2%	131.0%	100.0%	43.9%	74.4%	86.5%
Underwriting expense ratio	19.8%	22.7%	36.2%	60.3%	27.0%	27.7%

Combined ratio	102.0%	153.7%	136.2%	104.2%	101.4%	114.2%

Six months ended June 30, 2008

Net premiums written	$292,893	$101,432	$52,760	$72,060	$99,704	$618,849

Net premiums earned	$284,784	$105,490	$51,782	$66,329	$84,809	$593,194

Loss ratio	77.8%	123.5%	117.0%	41.4%	67.5%	83.8%
Underwriting expense ratio	21.5%	24.6%	31.6%	64.0%	21.6%	27.7%

Combined ratio	99.3%	148.1%	148.6%	105.4%	89.1%	111.5%

The following is a discussion of our most significant products:
Automobile: Net earned premiums decreased $17.0 million, or 6.0%, for the six months ended June 30, 2009 compared to the same period in 2008, due to continued price competition and the change in “Cashback” program methodology, discussed in the three-month “Net Premiums Written and Earned” section above. The recent trend of competition pushing rates down has reversed, and rate increases are now being implemented which should result in improved operating results for the remainder of 2009 and into 2010.
The loss ratios for the period ended June 30, 2009 and 2008 were 82.2% and 77.8%, respectively. The increase of the ratio is primarily due to the decrease in premiums noted above. Additionally, in contrast to the prior year, we noted an increase in both the severity and frequency of claims. The increase in loss severity is primarily due to increased bodily injury claims and increased litigation costs associated with these claims. The combined ratios for the six months ended June 30, 2009 and 2008 were 102.0% and 99.3%, respectively.
Homeowners: Net earned premiums decreased $7.7 million to $97.8 million for the six months ended June 30, 2009 from $105.5 million for the same period in 2008. During the same period, policy count decreased by approximately 3,500 policies as we continued our risk management initiatives to reduce exposure in the coastal areas. The decrease in policy counts was partially offset by an increase in premiums per policy due to our focus on increasing insured values on existing policies.
The loss ratios for the six months ended June 30, 2009 and 2008 were 131.0% and 123.5%, respectively. The increase in the loss ratio for 2009 compared to 2008 is due to the lower net premiums earned during the first half of the year, offset by the decrease in catastrophe losses. The combined ratios for the six months ended June 30, 2009 and 2008 were 153.7% and 148.1%, respectively. Our combined ratio was negatively impacted in 2009 due to our concentration of business in the Midwest, which experienced continued significant catastrophe losses as well as numerous non-catastrophe storm damages.

Agribusiness Product: Net earned premiums increased slightly for the six months ended June 30 2009, compared to the same period in 2008. This increase is primarily the result of rate increases initiated during the prior year that are being earned in the first two quarters of 2009. In-force policy counts as of June 30, 2009 remained flat as compared to the counts as of June 30, 2008. Our focus on disciplined underwriting will assist us in achieving the profitability potential of this product in the long term.
The loss ratios for the six months ended June 30, 2009 and 2008 were 100.0% and 117.0%, respectively. The change in the loss ratio reflects an improvement in our underwriting and lower catastrophe losses in this line, equating to $8.0 million less of policy benefit expense during the first half of 2009. This also represents expected variability in this line, which is sensitive to the frequency and severity of storm and weather related losses.
Credit related property: Net earned premiums were $68.9 million and $66.3 million for the six months ended June 30, 2009 and 2008, respectively. The increase in revenue is due to an increase in our collateral protection line of business as lenders move to protect their consumer lending products, offset by the decrease in our GAP product as a result of declining auto sales. We expect the current economic recession combined with increased lending standards to continue the reduction in the demand for credit and credit related insurance products. However, as credit standards are tightened, we expect to write higher quality business and to continue to add new business partners as the economy shows signs of recovery. In the current economic environment, we expect our Collateral Protection to continue to grow until the economy begins to recover, at which time we expect the sales of our GAP products to begin to increase.
The loss ratios for the six months ended June 30, 2009 and 2008 were 43.9% and 41.4%, respectively, while the expense ratios were 60.3%, and 64.0%, respectively. The increase in the loss ratio is attributable to an increase in frequency and severity of GAP claims during the first two quarters of 2009 as compared to the same period in 2008. Policy benefits in this line increased 70.0% to $6.9 million in the six months ended June 30, 2009 compared to the same period in 2008. Slowing auto sales have driven down the replacement values of most vehicles, thus creating a significantly larger difference between a vehicle’s value and its indebtedness. The decrease in the expense ratio mainly reflects a decrease in commission expense relative to earned premium as compared to the prior year. This is attributable to a shift in product mix during the first two quarters of 2009 towards products that have lower commission structures.

Corporate & Other
Corporate and Other primarily includes the capital not allocated to support our insurance business segments. Investments include publicly traded equities, real estate, mortgage loans, high-yield bonds, venture capital partnerships, mineral interests and tax-advantaged instruments. Refer to the Investments discussion on for further analysis. Our registered investment advisor subsidiary also manages a family of mutual funds and earns management fees, which are insignificant to the overall segment results.
Corporate and Other segment financial results for the periods indicated were as follows:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)

Revenues:

Net Investment Income	$25,379	$38,671	$(13,292)	$42,611	$63,024	$(20,413)
(Loss) from sale of investments, net	(8,748)	(4,333)	(4,415)	(82,209)	(9,918)	(72,291)
Other Income	4,391	4,388	3	8,161	9,917	(1,756)

Total Revenues	21,022	38,726	(17,704)	(31,437)	63,023	(94,460)

Benefits And Expenses:
Other operating costs and expenses	13,664	22,824	(9,160)	20,495	34,594	(14,099)

Total Benefits and Expenses	13,664	22,824	(9,160)	20,495	34,594	(14,099)

Income/(Loss) from operations before other items and federal income taxes	$7,358	$15,902	$(8,544)	$(51,932)	$28,429	$(80,361)

Three Months and Six Months ended June 30, 2009 compared with the Three Months and Six Months ended June 30, 2008
Total income (loss) from operations before other items and federal income taxes decreased $8.5 million and $80.3 million to a gain of $7.4 million and a loss of $51.9 million for the three and six months ended June 30, 2009, respectively, from a gain of $15.9 million and $28.4 million for the same periods in 2008. We recorded other-than-temporary impairments of $6.0 million and $74.1 million on security investments during the three and six months ended June 30, 2009, respectively, due to market volatility.
In accordance with our invested asset allocation process, the illiquid credit market and the other-than-temporary impairments recorded, required us to reallocate some invested assets, including additional cash, from the Corporate and Other segment to the insurance segments in the second quarter of 2009. The reallocation resulted in a decrease in net investment income for the Corporate and Other segment.
We issue participating life insurance policies in which our policyholders share in our investment gains and/or losses. In the six months ended June 30, 2009, we allocated a portion of our realized losses to participating policyholders. The allocation is done through an adjustment to other operating costs and expenses in our Corporate and Other segment and resulted in the other operating costs and expenses for the three and six months ended June 30, 2009 being significantly lower when compared to the same periods in 2008.

Liquidity and Capital Resources
Liquidity
Our liquidity requirements have been and are expected to continue to be met by funds from operations. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Our current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months.

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$197,968	$119,880
Investing activities	(839,493)	(686,790)
Financing activities	608,067	592,882

Net increase (decrease) in cash	$(33,458)	$25,972

The increase in operating cash flows primarily relates to a decrease in our federal income taxes as a result of the increased realized losses on investments in the six months ended June 30, 2009 compared to the same period in 2008.
Cash flows used in investing activities increased primarily due to increased investments in fixed income securities and short-term investments offset by the decrease in mortgage loans in the six months ended June 30, 2009 compared to the same period in 2008.
Increased deposits on annuity products contributed to the increase in cash provided by financing activities for the six months ended June 30, 2009 from the same period in 2008. Annuity sales are recorded as part of the cash flows from financing activities in accordance with U.S. GAAP rules.
Capital Resources
Our capital resources at June 30, 2009 and December 31, 2008 consisted of stockholders’ equity summarized as follows:

	As of June 30, 2009	As of December 31, 2008	Increase/ (Decrease)
	(in thousands)

Equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,314,013	$3,355,004	$(40,991)
AOCI, net of tax	(64,606)	(221,148)	156,542

Total stockholders’ equity	$3,249,407	$3,133,856	$115,551

We have notes payable on our consolidated statement of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we are required to consolidate into our results in accordance with accounting rules. The lenders for the notes payable have no recourse to us in the event of default by the joint ventures. Therefore, the only amount of liability that have for these notes payable is limited to our investment in the joint ventures, which totaled $13.3 million at June 30, 2009.
Total stockholders’ equity in the six month period ended June 30, 2009 increased $0.1 million as a result of unrealized gains on marketable equity securities, offset by the net loss of $52.1 million and $41.2 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. As of June 30, 2009, the levels of our insurance subsidiaries’ surplus and risk-based capital exceeded the minimum risk-based capital requirements of the National Association of Insurance Commissioners. As of June 30, 2009, on a stand-alone basis the surplus of American National Insurance Company, the parent company, increased from the level recorded at December 31, 2008.

Contractual Obligations
Our future cash payments associated with loss and LAE reserves, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2008. We expect to have the capacity to repay and/or refinance these obligations as they come due.
Off Balance Sheet Arrangements
Our only off-balance sheet transactions relate to third-party marketing operation bank loans which were discussed previously under Note 14 “Commitments and Contingencies” of the footnotes to the consolidated financial statements. In 2010, the third-party marketing operation plans to renegotiate the bank loans. If these renegotiations are unsuccessful, we would have to pay the bank loans using the cash value of the underlying insurance contracts. As of December 31, 2008, the cash value of the policies totaled $212.0 million. At June 30, 2009, the third-party marketing operation still plans to renegotiate the bank loans, however if they are unable to renegotiate the loans, they will be due in the second quarter of 2010.
Investments
General
We manage our investment portfolio to optimize the rate of return that is commensurate with sound and prudent underwriting practices and maintaining a well diversified portfolio. Our investment operations are governed by various regulatory authorities, including state insurance departments. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review and approval of our Finance Committee, a committee made up of two members of the Board of Directors and senior investment professionals. For additional information on the composition and responsibilities of the Finance Committee, see our amended Form 10 Registration Statement filed with the SEC on July 1, 2009.
Our insurance and annuity products are primarily supported by fixed-income securities and commercial mortgage loans. We purchase fixed income security investments and designate them as either held-to-maturity or available-for-sale as necessary to match our estimated future cash flow needs. We make use of statistical measures such as duration and the modeling of future cash flows using stochastic interest rate scenarios to balance our investment portfolio to match the pricing objectives of our underlying insurance products. As part of our asset/liability management program, we monitor the composition of our fixed income securities between held-to-maturity and available-for-sale securities and adjust the concentrations of various investments within the portfolio as investments mature or with the purchase of new investments.
We invest directly in quality commercial mortgage loans with yields that compare favorably with other fixed income securities. Investments in residential mortgage loans have not historically been part of our investment portfolio, and we do not anticipate investing in them in the future.
Our historically strong capitalization enabled us to invest in equity securities and investment real estate where there were opportunities for more significant returns. We make investments in real estate and equity securities based on a risk/reward analysis.

Composition of Invested Assets
The following summarizes the carrying values of our investment portfolio by asset class as of June 30, 2009 and December 31, 2008 (other than investments in unconsolidated affiliates):

	As of:
	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(in thousands)
Bonds Held to Maturity, at amortized cost	$7,313,157	46.6%	$6,681,837	45.9%
Bonds Available for Sale, at fair value	4,042,267	25.7%	3,820,837	26.3%
Preferred Stock, at fair value	27,126	0.2%	48,822	0.3%
Common Stock, at fair value	863,805	5.5%	853,530	5.9%
Mortgage Loans, at amortized cost	2,003,300	12.8%	1,877,053	13.0%
Policy Loans, at outstanding balance	357,289	2.3%	354,398	2.4%
Investment Real Estate, net of depreciation	562,067	3.6%	528,905	3.6%
Short-term Investments	456,332	2.9%	295,170	2.0%
Other Invested Assets	84,822	0.4%	85,151	0.6%

Total Investments	$15,710,165	100.0%	$14,545,703	100.0%

Total invested assets increased by $1.2 billion to $15.7 billion as of June 30, 2009 from $14.5 billion as of December 31, 2008. The increase in our invested assets in the six months ended June 30, 2009 was a reflection of increasing account values in fixed deferred annuities.
Fair Value Disclosures
The fair value of fixed income securities, equity securities, mortgage loans and short-term investments is determined by the use of third party pricing services, independent broker quotes and internal valuation methodologies. See Note 6 of the consolidated financial statements for further discussion of the calculation of fair value for our investments. Below is a summary of the valuation techniques we utilize to measure fair value of the noted invested assets. There have been no material changes to our fair value methodologies since December 31, 2008.
As of June 30, 2009, 100% of our equity securities are considered to be Level 1 securities as their fair values are determined by observable market prices.
We obtain publicly available prices from third party pricing services for our fixed maturity securities. The typical inputs from pricing services include, but are not limited to, reported trades, bids, offers, issuer spreads, cash flow and performance data. These inputs are usually market observable; however, based on the trading volumes and the lack of quoted market prices for fixed maturities, the pricing services may adjust these values. The adjustments made to the quoted prices are based on recently reported trades for comparable securities. We perform a periodic analysis of the prices received from the third parties to verify that the price represents a reasonable estimate of fair value. These prices obtained from third party services are classified as Level 2.
The discount rate for the fair value of mortgage loans is determined by the weighted average adjustment of the “spread factor” against U.S. treasury rates. The spread factor includes an adjustment for quality rating, property type, geographic distribution and payment status (current, delinquent, in process of foreclosure) of each loan. Management performs periodic reviews and weighs each adjustment to calculate the spread factor based on the current economic environment and lending practices. All mortgage loan investments are classified as Level 2. Mortgage loan pricing is evaluated for consistency with our knowledge of the current market environment to ensure amounts are reflective of fair value.
Certain private placement debt securities are priced via independent broker quotes and internal valuation methodologies. The quotations received from the broker may use inputs that are difficult to corroborate with observable market data. Additionally, we only obtain non-binding quotations from the independent brokers. Internal pricing methodologies include inputs such as externally provided credit spreads and internally determined credit ratings. Due to the significant non-observable inputs, these prices determined by the use of independent broker pricing and internal valuation methodologies are classified as Level 3.

Other-Than-Temporary Impairments
In order to identify and evaluate investments that may be other-than-temporarily impaired, we have various quarterly processes in place. For our securities investments, we review the entire portfolio of investments that have unrealized losses. We use various techniques to determine which securities need further review to determine if the impairment is other than temporary. The criteria include the amount by which our cost exceeds the market value, the length of time the market value has been below our cost, any public information about the issuer that would indicate the security could be impaired and our intent and ability to hold the security until its value recovers. Furthermore, we review current ratings, rating downgrades and exposure to continued deterioration in the financial and credit markets.
Corporate Bonds
During the second quarter of 2009, we adopted the FASB’s FSP 115-2, which significantly modified the rules regarding other-than-temporary impairments on bonds (see Note 2 to the consolidated financial statements for further information on our adoption of FSP 115-2). Bonds were subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 35% or more below our cost at the reporting date and had been below cost by some amount continuously for nine months, c) the issue had been downgraded by a national rating agency, or d) the issuer had widely publicized financial problems. Once a bond is determined as needing further review, it was subjected to a three part test:
1.	We determined if we intend to hold the bond until maturity.
2.	We determined if it is more likely than not that we will have to sell the bond before maturity.
3.	If it was determined that we would hold the bond and we would not have to sell it, then we would determine the present value of the future cash flows of the bond.
If the cash flows were determined as equal to or greater than our amortized cost, then it was determined that we did not have an other-than-temporary impairment. If it was determined that we would sell the bond or be required to sell the bond, or if the present value of the cash flows was less than our amortized cost, then we would determine that the bond was other-than-temporarily impaired. Once a bond was determined to be other-than-temporarily impaired, we would use the present value of expected cash flows versus the market value to determine the amount of the credit loss versus the non-credit loss. The amount of credit loss is recorded as a realized loss in earnings, and the amount of non-credit loss is recorded as an unrealized loss as part of other comprehensive income.
Equity
Equity investments were subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 25% or more below our cost at the reporting date and had been below cost by some amount continuously for six months, or c) the issuer had widely publicized financial problems. Equity investments were evaluated individually to determine the reason for the decline in fair value and whether such decline was other than temporary. The individual determination included multiple factors including our ability and intent to hold the security, performance of the security against other securities in its sector; historical price/earnings ratios together with forecast earnings, stock re-purchase programs, and other information specific to each issue.
Real Estate, Mortgage Loan, and other Long-Lived Investment Assets
We perform a quarterly review of assets to determine if there are any valuation issues. We evaluate various information on each asset including but not limited to payment history, property inspection, tenant creditworthiness, guarantees and the effect of economic conditions. Once we determine there is a possible adverse change in the condition of the investment, we complete debt service coverage analysis, appraisals and comparisons to similar properties to determine if the investment has a valuation impairment.

In the first quarter of 2009, we recorded $68.1 million in other-than-temporary impairments. With the change in the rules from FSP 115-2, we recorded only $6.0 million in the second quarter making a total of $74.1 million for the six months ended June 30, 2009. No other-than-temporary impairment was recorded in the first two quarters of 2009 as a result of a change in our intent and ability to hold to recovery. The following summarizes our other-than-temporary impairments by investment type:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(in thousands)

Corporate bonds	$(5,898)	$(165,802)
Equities:
Financial Services	(22,295)	(125,518)
Other	(45,455)	(74,231)
Mortgage Loans	—	(740)
Real Estate	(500)	(745)

Total other-than-temporary impairment charges	$(74,148)	$(367,036)

The impairments recognized for the six months ended June 30, 2009 between fixed maturities and equity securities were $5.9 million and $67.8 million, respectively. Of these impairments, $25.9 million of corporate bond and equity impairments relate to the financial services industry.
As of June 30, 2009, we have received the principal and interest in accordance with the contractual terms for almost all of these impaired securities.
We will continue to analyze our investments and record any necessary impairment. Our equity investment portfolio does not support our insurance businesses, and any further impairment would not have a material effect on liquidity.
A material (±10%) change in the fair value of securities might require additional impairments. These further impairments would also have little or no effect on our liquidity. We do not rely on the sale of securities to meet our cash flow needs.
Fixed Maturity Securities
We allocate most of our fixed maturity securities to support our insurance business. The following table identifies the fixed maturity securities by type as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009
		Unrealized			% of Fair
	Amortized Cost	Gains	Unrealized Losses	Fair Value	Value
	(in thousands)
Corporate bonds	$9,481,492	$184,461	$(515,006)	$9,150,947	81.7%
Mortgage-backed securities	1,134,441	30,693	(61,734)	1,103,400	9.9%
States and political subdivisions	796,879	17,291	(8,161)	806,009	7.2%
Collateralized debt securities	35,750	536	(4,823)	31,463	0.3%
US Treasury and government agencies	24,795	716	(19)	25,492	0.2%
Foreign governments	33,986	3,890	—	37,876	0.3%
Other debt securities	37,305	2,331	—	39,636	0.4%

Total fixed income	$11,544,648	$239,918	$(589,743)	$11,194,823	100.0%

	As of December 31, 2008
		Unrealized			% of Fair
	Amortized Cost	Gains	Unrealized Losses	Fair Value	Value
	(in thousands)
Corporate bonds	$8,197,057	$71,968	$(943,424)	$7,325,601	73.5%
Mortgage-backed securities	1,205,379	17,974	(82,118)	1,141,235	11.5%
States and political subdivisions	742,175	10,940	(19,922)	733,193	7.4%
Collaterialized debt securities	587,265	8,440	(35,668)	560,037	5.5%
US Treasury and government agencies	174,037	3,355	(3)	177,389	1.8%
Foreign governments	5,254	1,618	(87)	6,785	0.1%
Other debt securities	30,230	2	(4,932)	25,300	0.2%

Total fixed income	$10,941,397	$114,297	$(1,086,154)	$9,969,540	100.00%

At June 30, 2009, our fixed maturity securities had an estimated fair market value of $11.2 billion, which was $349.8 million (3.0% ) below the amortized cost. At December 31, 2008, our fixed maturity securities had an estimated fair market value of $10.0 billion, which was $971.9 million (8.9% ) below the amortized cost. The 24.9% increase in corporate bonds from $7.3 billion as of December 31, 2008 to $9.2 billion as of June 30, 2009, is due to an increase in fixed deferred annuity sales as well as a recovery in certain bond spreads. The 3.3% decrease in mortgage backed securities $1.1 billion as of June 30, 2009 is due to normal pay down activity.
The following table summarizes the fixed income portfolio’s contractual maturities, as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009
	Amortized Cost	Percent	Estimated Fair Value	Percent
	(in thousands)
Bonds Held To Maturity
Due in one year or less	$127,596	1.7%	$124,453	1.7%
Due after one year through five years	3,348,029	45.8%	3,321,556	46.4%
Due after five years through ten years	3,057,602	41.8%	2,939,790	41.1%
Due after ten years	774,080	10.6%	762,682	10.7%
Without single maturity date	5,850	0.1%	4,075	0.1%

Total Bonds Held To Maturity	$7,313,157	100.0%	$7,152,556	100.0%

Bonds Available For Sale
Due in one year or less	$160,341	3.8%	$160,027	4.0%
Due after one year through five years	1,743,430	41.2%	1,664,582	41.2%
Due after five years through ten years	1,663,808	39.3%	1,564,363	38.7%
Due after ten years	653,636	15.5%	645,364	16.0%
Without single maturity date	10,276	0.2%	7,931	0.2%

Total Bonds Available For Sale	$4,231,491	100.0%	$4,042,267	100.0%

Total	$11,544,648		$11,194,823

	As of December 31, 2008
	Amortized Cost	Percent	Estimated Fair Value	Percent
	(in thousands)
Bonds Held To Maturity
Due in one year or less	$335,885	5.0%	$334,044	5.4%
Due after one year through five years	2,880,344	43.1%	2,674,238	43.5%
Due after five years through ten years	2,722,138	40.7%	2,436,099	39.6%
Due after ten years	737,619	11.1%	700,052	11.4%
Without single maturity date	5,851	0.1%	4,270	0.1%

Total Bonds Held To Maturity	$6,681,837	100.0%	$6,148,703	100.0%

Bonds Available For Sale
Due in one year or less	$154,877	3.6%	$153,727	4.0%
Due after one year through five years	1,359,792	31.9%	1,237,037	32.4%
Due after five years through ten years	2,012,462	47.2%	1,733,270	45.3%
Due after ten years	722,153	17.0%	689,786	18.1%
Without single maturity date	10,276	0.3%	7,017	0.2%

Total Bonds Available For Sale	$4,259,560	100.0%	$3,820,837	100.0%

Total	$10,941,397		$9,969,540

Fixed income securities’ estimated fair value, due in one year or less, decreased $203.2 million to $284.5 million as of June 30, 2009 from $487.8 million as of December 31, 2008. The decrease is due to the maturing of certain bonds during the six months ended June 30, 2009.
The following table identifies the total invested assets by credit quality as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009			As of December 31, 2008
			% of Fair			% of Fair
	Amortized Cost	Fair Value	Value	Amortized Cost	Fair Value	Value
	(in thousands)
AAA	$1,401,189	$1,419,507	12.7%	$1,671,643	$1,644,481	16.5%
AA+	172,786	172,899	1.5%	66,610	68,221	0.7%
AA	203,308	206,895	1.8%	599,490	571,982	5.7%
AA-	485,897	459,658	4.1%	378,795	344,047	3.5%
A+	975,842	995,837	8.9%	1,096,073	1,046,621	10.5%
A	1,491,352	1,483,354	13.3%	1,704,256	1,636,806	16.4%
A-	1,472,572	1,440,759	12.9%	1,475,569	1,297,590	13.0%
BBB+	1,586,110	1,556,567	13.9%	1,289,245	1,141,339	11.4%
BBB	1,990,131	1,907,361	17.0%	1,440,290	1,226,227	12.3%
BBB-	828,061	764,674	6.8%	536,972	433,461	4.3%
BB+ and below	937,400	787,312	7.1%	682,454	558,765	5.7%

Total	$11,544,648	$11,194,823	100.0%	$10,941,397	$9,969,540	100.0%

We have limited exposure to below investment grade securities. In aggregate, below investment grade securities amount to less than 7.0% of our fixed income securities as of June 30, 2009. Corporate bonds represent $9.2 billion (81.7% ) of our invested assets at fair value, as of June 30, 2009. During the second quarter of 2009, we temporarily shifted our new acquisitions to a higher percentage of BBB Industrials to preserve spreads without increasing our exposure to the financial sector. By the end of the quarter, spreads began to normalize and we returned to our typical allocation pattern.
Equity Securities
We have invested $890.9 million, or 5.7% of our invested assets, in a well diversified equity investment portfolio. Of these equity securities 97.0% are invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.0% of the equity portfolio is invested in publicly traded preferred stock.
We carry our equity portfolio at fair value based on quoted market prices obtained from independent pricing services. The amortized cost and estimated fair market value of the equity portfolio as of June 30, 2009 and December 31, 2008 are:

	June 30, 2009
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Common Stock	$739,349	$158,122	$(33,666)	$863,805
Peferred Stock	30,359	3,959	(7,192)	27,126

Total	$769,708	$162,081	$(40,858)	$890,931

	December 31, 2008
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Common Stock	$820,908	$115,692	$(83,070)	$853,530
Peferred Stock	60,718	3,609	(15,505)	48,822

Total	$881,626	$119,301	$(98,575)	$902,352

Our common stock portfolio is summarized below

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(in percent)
Common Stock Securities
Consumer Goods	20%	20%
Energy & Utilities	14%	13%
Financials	15%	16%
Health Care	12%	13%
Industrials	8%	8%
Information Technology	15%	13%
Materials	2%	2%
Communication	4%	5%
Mutual Funds	10%	10%

Total	100%	100%

The decrease in the Financial sector (Refer to the Other-Than-Temporary Impairments discussion above), and the 2% increase in the Information Technology sector are the result of relative market prices. None of the changes represent a shift in our diversification goals.
Mortgage Loans
We invest primarily in commercial mortgage loans that are diversified by property type and geography. We do not make residential mortgage loans; therefore, we have no direct exposure to sub-prime or Alt A mortgage loans. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used as a component of fixed income investments that support our insurance liabilities. Mortgage loans comprised 12.8% of total invested assets at June 30, 2009. Mortgage loans on real estate are recorded at carrying value, which is comprised of the original cost, net of repayments, amortization of premiums, accretion of discounts, unamortized deferred revenue and valuation allowances. If at any point mortgage loans are deemed to be impaired, they are adjusted so that the reported value is equal to fair value as of the impairment date.
As the economy has deteriorated, commercial mortgage loans have come under pressure from bankrupt retailers, contracting office tenants, reduced business and pleasure travel, and other business difficulties. Difficult credit markets have aggravated the problem by refusing credit to all but the most credit worthy borrowers. The consequence has been increasing delinquency with the potential for foreclosure. During the second quarter of 2009 we foreclosed on one office building and had four other properties in the process of foreclosure. In each case, given our ability to hold the properties and provide capital to refurbish and/or re-tenant, our analysis indicated that the carrying value was not impaired.
The following tables present the distribution across property types and geographic regions for mortgage loans at June 30, 2009 and December 31, 2008:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(in percent)
Industrial	28%	25%
Office buildings	29%	30%
Shopping centers	19%	21%
Hotels and motels	16%	17%
Commercial	3%	3%
Other	5%	4%

Total	100%	100%

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(in percent)
West South Central	23%	22%
South Atlantic	16%	17%
Pacific	11%	13%
East North Central	20%	22%
Middle Atlantic	9%	10%
East South Central	7%	4%
New England	5%	5%
Mountain	5%	5%
West North Central	4%	2%

Total Properties	100%	100%

We increased our investment in mortgage loans on real estate by $126.2 million for the first six months of 2009, as the combination of yield and collateral made them relatively attractive compared to other fixed income alternatives. While there has been no change in our investment methodology relating to mortgage loans, our investment in industrial mortgage loans increased by 3% for the six months ended June 30, 2009, primarily due to a shift away from Retail and Hospitality (hotels and motels).
Investment in Real Estate
We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate is owned directly by our insurance companies, through non-insurance affiliates, or through joint ventures. The carrying value of real estate is stated at cost, less allowance for depreciation and valuation impairments. Depreciation is provided over the estimated useful lives of the properties. We have not recorded any material valuation impairments on investments in real estate in the six months ended June 30, 2009.
The following tables present the distribution across property types and geographic regions for real estate at June 30, 2009 and December 31, 2008:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(in percent)
Industrial	42%	45%
Office buildings	18%	18%
Shopping centers	23%	23%
Hotels and motels	2%	2%
Commercial	2%	1%
Other	13%	11%

Total	100%	100%

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(in percent)
West South Central	63%	64%
South Atlantic	15%	16%
Pacific	3%	2%
East North Central	8%	6%
East South Central	9%	10%
Mountain	1%	1%
West North Central	1%	1%

Total Properties	100%	100%

Our investment in Industrial real estate decreased by 3% for the six months ended June 30, 2009. The addition of properties (one apartment and one office) during the first six months of 2009, which were committed to in the prior year, caused the percentage of the portfolio in Industrial properties to decline.
Short-Term Investments
Short-term investments are composed primarily of commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount of short-term investments fluctuates depending on our liquidity needs. Short term investments increased $161.2 million during the six months ended June 30, 2009 to $456.3 million, which was a reflection of increasing account values in fixed deferred annuities.
Investment Income and Realized Gains/ (Losses):
Investment income and realized gains/ (losses) on investments, before federal income taxes, for the three and six months ended June 30, 2009 and 2008 are summarized as follows:

	Investment Income		Gains/(Losses) on Investments		Investment Income		Gains/(Losses) on Investments
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Bonds	$156,284	$157,063	$(2,433)	$(13,745)	$307,730	$309,391	$(9,301)	$(13,564)
Preferred stocks	1,128	1,747	—	554	2,066	2,951	(1,620)	554
Common stocks	6,708	8,875	(6,076)	10,014	12,701	15,256	(68,568)	3,523
Mortgage loans	34,333	28,351	(500)	—	66,309	53,890	(500)	—
Real estate	36,706	31,636	500	145	62,065	55,419	—	1,739
Other invested assets	10,610	14,183	(49)	515	14,984	17,083	287	—

	245,769	241,855	(8,558)	(2,517)	465,855	453,990	(79,702)	(7,748)
Investment expenses	(31,105)	(25,987)	—	—	(57,995)	(50,534)	—	—
Decrease (increase) in valuation allowances	—	—	(190)	(1,816)	—	—	(2,507)	(2,170)

Total	$214,664	$215,868	$(8,748)	$(4,333)	$407,860	$403,456	$(82,209)	$(9,918)

For the three months ended June 30, 2009. investment income decreased from the same period in 2008. The total decrease was primarily driven by higher investment expenses. For the six months ended June 30, 2009, investment income increased from the same period in 2008 and was primarily driven by changes in mortgage loan income.
The majority of the realized losses are write-downs of securities due to other-than-temporary impairments. Write-downs totaled $6.0 million and $74.1 million for the three and six months ended June 30, 2009, respectively, compared to $19.9 million and $27.0 million for the same periods in 2008. Realized gains and losses and real estate investment income from sales in subsidiaries may fluctuate because they are the result of decisions to sell invested assets that depend on considerations of investment values, market opportunities and tax consequences. The new accounting regulations regarding impairments should result in significantly less bond impairments in the future, but stock impairments will continue to depend on the volatility in the market. We do not hold investments for trading purposes and only sell when the opportunity fits our investment objectives.

All of the realized gains and losses are allocated to the Corporate and Other segment. The risk of realized losses is charged to the insurance segments through a monthly default charge with the income from the charge allocated to the Corporate and Other segment to compensate it for any potential realized losses that would be recorded. The default charge rate is set as a percentage of the asset base that supports each of the insurance segments, with the rate set depending on the risk level of the asset involved.
Unrealized Capital Gains and Losses
The net change in unrealized gains/(losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position equaled a gain of $155.8 million and a loss of $154.2 million for the six months ending June 30, 2009 and 2008, respectively.
The change in net unrealized gains or losses for the periods ending June 30, 2009 and 2008 is summarized as follows:

	2009	2008

Bonds available-for-sale	$249,499	$(85,774)
Preferred stocks	8,662	(12,063)
Common stocks	91,834	(153,429)
Amortization of deferred policy acquisition costs	(103,757)	6,791

	246,238	(244,475)
Provision (benefit) for federal income taxes	85,003	(85,516)

	$161,235	$(158,959)
Change in unrealized gains (losses) of investments attributable to participating policyholders’ interest	(5,480)	4,723

Impact of adoption of FSP FAS 115-2 and FAS 124-2	49,890

Total	$205,645	$(154,236)

The net unrealized loss for our available-for-sale bond portfolio decreased $249.5 million to a net unrealized loss of $189.2 million as of June 30, 2009. The net unrealized loss as of June 30, 2009 was comprised of $62.4 million of unrealized gains and $251.6 million of unrealized losses. The decline in unrealized losses is principally the result of general price improvement as spreads narrowed from the historically wide levels prevalent earlier in the year. Some securities in the financial sector were affected by company specific concerns. The unrealized change in fair value of available-for-sale securities is reported in the statement of stockholder’s equity. Held to maturity securities are reported at amortized cost on the consolidated statement of financial position.
The net unrealized gain for the common stock portfolio increased $91.8 million to a net unrealized gain of $124.4 million as of June 30, 2009 from a net unrealized gain of $32.6 million at December 31, 2008. During the second quarter of 2009, the equity markets dramatically improved as represented by the S&P 500 Index, which improved 15%. This improvement was evident in our equity portfolio which tracks the S&P 500 closely by design.
The net unrealized loss for the preferred stock portfolio decreased $8.7 million to a net unrealized loss of $3.2 million as of June 30, 2009 from a net unrealized loss of $11.9 million at December 31, 2008. The decline in unrealized losses is principally the result of changes in market conditions.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
Our market risks have not changed materially from those disclosed in our amended Form 10 Registration Statement filed with the SEC on July 1, 2009.

ITEM 4	— CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) , Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. The disclosure controls and procedures are the controls and other procedures designed to ensure that we record, process, accumulate and communicate information to the management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the Securities and Exchange Commission’s rules and forms.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. There were no changes in our internal control over financial reporting during the six months ended June 30, 2009 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.
As required by Rule 13a-15(d) under the Exchange Act, Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See our “Litigation” discussion in Item 1, Note 14 to the consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors as previously disclosed in our amended Form 10 Registration Statement filed with the SEC on July 1, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 24, 2009, we held our 2009 Annual Meeting of Stockholders. At such time, the following items were submitted to a vote of stockholders through the solicitation of proxies.
a.	Election of Directors

The following individuals were elected to serve on the Board of Directors until the 2010 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The Directors received the votes next to their respective names.

Name	For	Votes Withheld
Arthur O. Dummer	24,498,063	1,209,173
Shelby M. Elliott	24,311,949	1,395,287
G. Richard Ferdinandtsen	25,514,073	193,163
Frances Anne Moody-Dahlberg	25,216,713	490,523
Robert L. Moody	24,704,317	1,002,919
Russell S. Moody	24,128,500	1,578,736
William L. Moody, IV	24,529,843	1,177,393
Frank P. Williamson	24,132,888	1,574,348
James D. Yarbrough	24,472,756	1,234,480
b.	Amendment and Restatement of the American National Insurance Company 1999 Stock and Incentive Plan

Stockholders were requested to approve the amendment and restatement of the American National Insurance Company 1999 Stock and Incentive Plan. Such amendment and restatement was approved by the stockholders, who voted as follows: 21,606,544 shares in favor; 2,904,747 against; and 18,311 abstained.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

3.1		Articles of Incorporation of American National Insurance Company (incorporated by reference to Exhibit 3.1 of the Company’s amended Form 10 Registration Statement filed with the SEC on July 1, 2009).

3.2		By-Laws of American National Insurance Company (incorporated by reference to Exhibit 3.2 of the Company’s amended Form 10 Registration Statement filed with the SEC on July 1, 2009).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board and Chief Executive Officer
Date: August 7, 2009

By:	/s/ Stephen E. Pavlicek
	Name:	Stephen E. Pavlicek
	Title:	Senior Vice President and Chief Financial Officer
Date: August 7, 2009