Form 10-Q
period 2009-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2009-11-06
CIK 904163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34280
AMERICAN NATIONAL INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Texas	74-0484030
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

One Moody Plaza
Galveston, Texas	77550-7999
(Address of principal executive offices)	(Zip code)
(409) 763-4661
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of October 30, 2009, the registrant had 26,820,166 shares of common stock, $1.00 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and in thousands, except for per share data)	2009	2008	2009	2008
PREMIUMS AND OTHER REVENUE
Premiums:
Life	$76,320	$75,569	$211,638	$222,583
Annuity	58,284	18,843	149,141	90,489
Accident and health	74,428	72,688	224,001	217,765
Property and casualty	298,073	292,747	866,989	885,941
Other policy revenues	45,292	45,049	133,740	130,494
Net investment income	222,266	209,269	630,126	612,725
Realized investments gains (losses)	3,252	3,243	(4,809)	20,374
Other-than-temporary impairments	(4,187)	(205,228)	(78,335)	(232,277)
Other income	6,619	9,913	27,643	29,641

Total revenues	780,347	522,093	2,160,134	1,977,735

BENEFITS, LOSSES AND EXPENSES
Policy Benefits:
Life	75,865	69,786	222,131	215,653
Annuity	63,776	25,433	170,584	111,137
Accident and health	57,217	51,531	178,983	166,581
Property and casualty	222,196	223,311	714,041	720,430
Interest credited to policy account balances	98,252	80,036	275,554	223,125
Commissions for acquiring and servicing policies	114,144	111,724	341,734	369,312
Other operating costs and expenses	128,181	145,434	359,721	396,148
Increase in deferred policy acquisition costs	(14,351)	(1,624)	(48,380)	(70,972)

Total benefits, losses and expenses	745,280	705,631	2,214,368	2,131,414

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	35,067	(183,538)	(54,234)	(153,679)
Provision (benefit) for federal income taxes:
Current	4,564	6,849	(20,541)	(10,429)
Deferred	(1,335)	(68,807)	(18,029)	(52,336)

Total provision (benefit) for federal income taxes	3,229	(61,958)	(38,570)	(62,765)

Equity in earnings (losses) of unconsolidated affiliates, net of tax	2,110	(1,530)	(3,007)	6,466

Income (loss) from continuing operations	33,948	(123,110)	(18,671)	(84,448)
Loss from discontinued operations	—	(604)	—	(3,050)

Net income (loss)	33,948	(123,714)	(18,671)	(87,498)

Less: Net income attributable to noncontrolling interest	1,248	1,319	679	1,445

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$32,700	$(125,033)	$(19,350)	$(88,943)

Amounts attributable to American National Insurance Company common stockholders
Earnings (loss) per share:
Basic	$1.23	$(4.72)	$(0.73)	$(3.36)
Diluted	$1.23	$(4.69)	$(0.73)	$(3.34)

Unrestricted common shares outstanding	26,558,832	26,479,832	26,558,832	26,479,832
Unrestricted common shares outstanding and dilutive potential common shares	26,601,368	26,631,908	26,601,368	26,631,908
See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Investments, other than investments in unconsolidated affiliates
Fixed Securities:
Bonds held-to-maturity	$7,287,406	$6,681,837
Bonds available-for-sale	4,188,674	3,820,837
Preferred stocks	30,555	48,822
Equity securities:
Common stocks	991,835	853,530
Mortgage loans on real estate, net of allowance	2,096,286	1,877,053
Policy loans	360,596	354,398
Investment real estate, net of accumulated depreciation of $204,333 and $191,435	590,233	528,905
Short-term investments	650,482	295,170
Other invested assets	93,859	85,151

Total investments	16,289,926	14,545,703

Cash	93,367	66,096
Investments in unconsolidated affiliates	153,910	154,309
Accrued investment income	185,874	184,801
Reinsurance ceded receivables	405,971	482,846
Prepaid reinsurance premiums	56,540	61,433
Premiums due and other receivables	299,657	325,019
Deferred policy acquisition costs	1,337,152	1,482,664
Property and equipment, net	90,617	92,458
Current federal income taxes	19,287	68,327
Deferred federal income taxes	2,190	195,508
Other assets	153,150	159,254
Separate account assets	683,796	561,021

Total assets	$19,771,437	$18,379,439

LIABILITIES
Policyholder funds
Future policy benefits:
Life	$2,474,064	$2,436,001
Annuity	738,825	664,136
Accident and health	96,604	96,548
Policy account balances	9,248,747	8,295,527
Policy and contract claims	1,294,141	1,401,960
Participating policyholder share	161,540	149,970
Other policyholder funds	954,057	959,134

Total policyholder liabilities	14,967,978	14,003,276

Liability for Retirement Benefits	187,436	184,124
Notes payable	122,294	111,922
Other liabilities	363,151	376,863
Separate account liabilities	683,796	561,021

Total liabilities	16,324,655	15,237,206

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,820,166 shares	30,832	30,832
Additional paid-in capital	11,306	7,552
Accumulated other comprehensive income (loss)	108,830	(221,148)
Retained earnings	3,384,168	3,414,946
Treasury stock, at cost	(98,505)	(98,326)

Total American National stockholders’ equity	3,436,631	3,133,856
Noncontrolling interest	10,151	8,377

Total equity	3,446,782	3,142,233

Total liabilities and equity	$19,771,437	$18,379,439

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except for per share data)

		Nine Months Ended September 30,
		2009	2008

Common Stock	Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital	Balance at beginning of the year	7,552	6,080
	Net issuance of treasury shares as restricted stock	179	(1,139)
	Tax benefit on excess restricted stock	439	—
	Amortization of restricted stock	3,136	1,854

	Balance as of September 30,	$11,306	$6,795

Accumulated Other Comprehensive Income (Loss)	Balance at beginning of the year	(221,148)	145,972
	Change in unrealized gains (losses) on marketable securities, net	377,196	(212,633)
	Cumulative adjustment for accounting change — Other-than-temporary impairments on debt securities	(50,411)	—
	Foreign exchange adjustments	539	(191)
	Minimum pension liability adjustment	2,654	(572)

	Balance as of September 30,	$108,830	$(67,424)

Retained Earnings	Balance at beginning of the year	3,414,946	3,653,365
	Net loss	(19,350)	(88,943)
	Cash dividends to common stockholders ($0.77, and $0.77 per share)	(61,839)	(61,962)
	Cumulative adjustment for accounting change — Other-than-temporary impairments on debt securities	50,411	—

	Balance as of September 30,	$3,384,168	$3,502,460

Treasury Stock	Balance at beginning of the year	(98,326)	(99,465)
	Net issuance of restricted stock	(179)	1,139

	Balance as of September 30,	$(98,505)	$(98,326)

Noncontrolling Interest	Balance at beginning of the year	8,377	4,539
	Contributions	817	1,989
	Distributions	(87)	(393)
	Gain attributable to noncontrolling interest	1,044	2,223

	Balance as of September 30,	$10,151	$8,358

Total Equity	Balance as of September 30,	$3,446,782	$3,382,695

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
(Unaudited and in thousands)	2009	2008

Net loss	$(19,350)	$(88,943)

Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on marketable securities, net	377,196	(212,633)
Foreign exchange adjustments	539	(191)
Minimum pension liability adjustment	2,654	(572)

Total other comprehensive income (loss)	$380,389	$(213,396)

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$361,039	$(302,339)

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(19,350)	$(88,943)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Realized losses on investments	83,144	211,903
Amortization of discounts and premiums on bonds	12,010	12,195
Capitalized interest on policy loans and mortgage loans	(20,705)	(1,273)
Depreciation	26,774	24,274
Interest credited to policy account balances	275,554	223,125
Charges to policy account balances	(129,201)	(126,650)
Deferred federal income tax expense	18,029	52,336
Deferral of policy acquisition costs	(351,349)	(388,079)
Amortization of deferred policy acquisition costs	302,969	317,140
Equity in earnings (losses) of unconsolidated affiliates	(4,627)	9,947
Changes in:
Policyholder funds liabilities	10,355	347,794
Reinsurance ceded receivables	76,875	(101,438)
Premiums due and other receivables	25,362	(57,970)
Accrued investment income	(1,073)	(4,861)
Current federal income tax liability	49,040	(23,852)
Liability for retirement benefits	3,312	872
Prepaid reinsurance premiums	4,893	(151,314)
Other, net	(7,080)	(11,308)

Net cash provided by operating activities	354,932	243,898

INVESTING ACTIVITIES
Proceeds from sales of:
Bonds available-for-sale	33,411	6,132
Common stocks	60,908	65,669
Real estate	4,837	6,151
Other invested assets	—	4,288
Proceeds from maturities of:
Bonds available-for-sale	218,595	249,227
Bonds held-to-maturity	510,477	464,574
Principal payments received on:
Mortgage loans	94,670	124,705
Policy loans	34,215	6,418
Purchases of investments:
Bonds available-for-sale	(67,584)	(721,590)
Bonds held-to-maturity	(1,128,081)	(642,888)
Common stocks	(20,517)	(197,932)
Real estate	(80,461)	(67,701)
Mortgage loans	(344,470)	(470,906)
Policy loans	(22,804)	(12,172)
Other invested assets	(10,590)	(21,941)
Net decrease (increase) in short-term investments	(355,312)	442,943
Net decrease (increase) in investment in unconsolidated affiliates	399	(32,386)
Net increase in property and equipment	(10,803)	(14,017)

Net cash used in investing activities	(1,083,110)	(811,426)

FINANCING ACTIVITIES
Policyholders’ deposits to policy account balances	1,771,406	1,563,123
Policyholders’ withdrawals from policy account balances	(964,490)	(1,029,218)
Increase (decrease) in notes payable	10,372	(7,457)
Dividends to stockholders	(61,839)	(61,962)

Net cash provided by financing activities	755,449	464,486

NET INCREASE (DECREASE) IN CASH	27,271	(103,042)
Cash:
Beginning of the year	66,096	134,069

Balance as of September 30,	$93,367	$31,027

See accompanying notes to consolidated financial statements.

1. NATURE OF OPERATIONS
American National Insurance Company and its consolidated subsidiaries (collectively “American National”) operate primarily in the insurance industry. Operating on a multiple product line basis, American National offers a broad line of insurance coverage, including individual and group life, health, and annuities; personal lines property and casualty; and credit insurance. In addition, through non-insurance subsidiaries, American National offers mutual funds and invests in real estate. The majority of revenues are generated by the insurance business. Business is conducted in all states and the District of Columbia, as well as Puerto Rico, Guam and American Samoa. Various distribution systems are utilized, including multiple line, independent third-party marketing organizations, home service, credit, and direct sales to the public.
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
The consolidated financial statements and notes for the three and nine months ended September 30, 2009 are unaudited. These financial statements reflect all adjustments which are, in the opinion of management, considered necessary for the fair presentation of the financial position, statements of income and cash flows for the interim periods. In preparing the accompanying financial statements, we have evaluated subsequent events following September 30, 2009 through the financial statements’ filing date of November 6, 2009. These financial statements and notes should be read in conjunction with American National’s Annual Consolidated Financial Statements and related notes incorporated within the amended Form 10 Registration Statement filed with the SEC on July 1, 2009.
All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are shown at cost plus equity in undistributed earnings since the dates of acquisition. American National’s prior life insurance business in Mexico, which is reported as discontinued operations, did not have a material impact on revenue for the three and nine months ended September 30, 2009.
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
As of September 30, 2009, American National’s significant accounting policies and practices remain materially unchanged from those disclosed in Note 2 of its 2008 Annual Consolidated Financial Statements incorporated within the amended Form 10 Registration Statement filed with the SEC on July 1, 2009 with the exception of the other-than-temporary impairment (“OTTI”) of debt securities accounting policy.
American National’s accounting policy on OTTI of debt securities was significantly modified due to the April 2009 issuance of new accounting guidance. Under the new policy, an OTTI has occurred for a debt security in an unrealized loss position when American National either (a) has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of its amortized costs basis. If either criterion is met, OTTI is recognized in earnings in the amount of the amortized cost basis of the debt security in excess of its fair value, as of the impairment measurement date.

For all debt securities in unrealized loss positions which American National does not intend to sell and for which it is not more likely than not that it will be required to sell before its anticipated recovery, American National assesses whether the amortized cost basis of the debt security will be recovered by comparing the net present value of cash flows expected to be collected from the debt security with its amortized cost basis. Management estimates cash flows expected to be collected from the debt security using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. The net present value of cash flows expected to be collected from the debt security is calculated by discounting management’s best estimate of cash flows expected to be collected on the debt security at the effective interest rate implicit in the debt security when acquired. If the net present value of the cash flows expected to be collected from the debt security is less than the amortized cost basis of the debt security, an OTTI has occurred in the form of a credit loss. The credit loss is recognized in earnings in the amount of excess amortized cost over the net present value of the cash flows expected to be collected from the debt security. If the fair value of the debt security is in excess of its net present value of the cash flows expected to be collected from the debt security at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) in the amount of the fair value of the debt security in excess of the net present value of the cash flows expected to be collected from the debt security.
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
3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In June 2009, the FASB issued accounting guidance contained within Accounting Standards Codification (“ASC”) 105 “GAAP” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB ASC and the Hierarchy of GAAP — a replacement of FASB Statement No. 162”), (“ASC 105”). This guidance within ASC 105 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This guidance was adopted on September 30, 2009 and did not have an impact on American National’s consolidated financial statements, other than changes in references from former accounting standards to ASC references.
Future Adoption of New Accounting Standards
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, (“ASU 2009-12”) which amends ASC Topic 820, Fair Value Measurements and Disclosure (“Topic 820”). ASU 2009-12 provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of ASU 2009-12, include investments in hedge funds and private equity, real estate, and venture capital partnerships. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. American National is currently evaluating the impact of adopting ASU 2009-12 on its consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, (“ASU 2009-05”) which amends ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 is effective for interim and annual periods beginning after September 30, 2009. American National is currently evaluating the impact of adopting ASU 2009-05 on its consolidated financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidations,” which pertains to the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46R”), (“ASC 810”). This guidance within ASC 810 requires an analysis to be performed to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. Accordingly, American National will adopt this standard in fiscal year 2010 and is currently evaluating the impact of its adoption on its consolidated financial statements.
In June 2009, the FASB issued accounting guidance contained within ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”) (“ASC 860”). This guidance within ASC 860 requires enhanced disclosure about transfers of financial assets when companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. This standard is effective for fiscal years beginning after November 15, 2009. Accordingly, American National will adopt this standard in fiscal year 2010 and is currently evaluating the impact of its adoption on its consolidated financial statements.
In December 2008, the FASB issued accounting guidance contained within ASC 715 “Pension - Disclosure” (formerly FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), (“ASC 715”). The guidance within ASC 715 aims to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. This standard requires an employer to disclose information about the valuation of plan assets similar to that required under Topic 820. This standard is effective for fiscal years ending after December 15, 2009. Accordingly, American National will provide the required disclosure in its fiscal year 2009 consolidated financial statements.

4. INVESTMENTS
The amortized cost and estimated fair values of investments in held-to-maturity and available-for-sale securities are shown below:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
September 30, 2009	Amortized Cost	Gains	Losses	Value
	(in thousands)
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,265	$248	$—	$21,513
States of the U.S. and political subdivisions of the states	236,080	11,304	(401)	246,983
Foreign governments	28,991	3,699	—	32,690
Corporate debt securities	6,209,663	323,663	(119,536)	6,413,790
Residential mortgage backed securities	704,014	27,592	(21,718)	709,888
Commercial mortgage backed securities	32,867	—	(24,643)	8,224
Collateralized debt securities	9,752	63	(905)	8,910
Other debt securities	44,774	2,505	(28)	47,251

Total bonds held-to-maturity	$7,287,406	$369,074	$(167,231)	$7,489,249

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,444	603	—	4,047
States of the U.S. and political subdivisions of the states	576,818	30,550	(362)	607,006
Foreign governments	5,000	1,395	—	6,395
Corporate debt securities	3,166,894	109,863	(99,919)	3,176,838
Residential mortgage backed securities	364,766	9,690	(7,181)	367,275
Collateralized debt securities	23,891	1,034	(2,242)	22,683
Other debt securities	4,202	228	—	4,430

Total bonds available-for-sale	$4,145,015	$153,363	$(109,704)	$4,188,674

Total debt securities	$11,432,421	$522,437	$(276,935)	$11,677,923

Marketable equity securities
Common stock:
Consumer goods	147,411	51,225	(3,097)	195,539
Energy and utilities	90,664	46,139	(2,358)	134,445
Finance	106,662	53,065	(797)	158,930
Healthcare	86,905	27,804	(2,404)	112,305
Industrials	60,935	25,651	(287)	86,299
Information technology	109,558	39,421	(874)	148,105
Materials	19,073	7,102	(197)	25,978
Telecommunication services	34,812	6,689	(947)	40,554
Mutual funds	83,692	6,065	(77)	89,680

Total common stock	$739,712	$263,161	$(11,038)	$991,835

Preferred stock	30,359	5,528	(5,332)	30,555

Total marketable equity securities	$770,071	$268,689	$(16,370)	$1,022,390

Total investments in securities	$12,202,492	$791,126	$(293,305)	$12,700,313

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2008	Cost	Gains	Losses	Value
	(in thousands)
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$11,484	$346	$—	$11,830
States of the U.S. and political subdivisions of the states	155,420	4,485	(1,611)	158,294
Foreign governments	28,975	3,481	—	32,456
Corporate debt securities	5,602,250	48,963	(532,544)	5,118,669
Residential mortgage backed securities	735,025	13,557	(39,288)	709,294
Commercial mortgage backed securities	32,110	—	(24,368)	7,742
Collateralized debt securities	39,768	330	(5,274)	34,824
Other debt securities	76,805	81	(1,292)	75,594

Total bonds held-to-maturity	$6,681,837	$71,243	$(604,377)	$6,148,703

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,462	900	—	4,362
States of the U.S. and political subdivisions of the states	591,405	6,281	(19,477)	578,209
Foreign governments	5,000	2,332	—	7,332
Corporate debt securities	3,195,355	29,053	(441,400)	2,783,008
Residential mortgage backed securities	427,460	4,355	(14,618)	417,197
Collateralized debt securities	25,649	133	(4,710)	21,072
Other debt securities	11,229	—	(1,572)	9,657

Total bonds available-for-sale	$4,259,560	$43,054	$(481,777)	$3,820,837

Total debt securities	$10,941,397	$114,297	$(1,086,154)	$9,969,540

Marketable equity securities
Common stock:
Consumer goods	159,068	23,558	(15,093)	167,533
Energy and utilities	97,103	25,105	(8,889)	113,319
Finance	128,866	17,824	(13,048)	133,642
Healthcare	94,807	21,076	(6,380)	109,503
Industrials	72,360	10,786	(9,618)	73,528
Information technology	111,976	7,910	(15,207)	104,679
Materials	30,725	1,685	(6,886)	25,524
Telecommunication services	39,171	5,359	(3,840)	40,690
Mutual funds	86,832	2,389	(4,109)	85,112

Total common stock	$820,908	$115,692	$(83,070)	$853,530

Preferred stock	60,718	3,609	(15,505)	48,822

Total marketable equity securities	$881,626	$119,301	$(98,575)	$902,352

Total investments in securities	$11,823,023	$233,598	$(1,184,729)	$10,871,892

The net unrealized losses were primarily related to corporate bonds concentrated within the financial services sector. These net unrealized losses were primarily company specific and due to current credit market conditions.

Debt Securities
The amortized cost and estimated fair value, by contractual maturity, of debt securities at September 30, 2009, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Bonds Held-to-Maturity		Bonds Available-for-Sale
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
	(in thousands)
Due in one year or less	$133,071	$133,236	$134,379	$135,270

Due after one year through five years	3,344,401	3,459,035	1,871,955	1,886,901

Due after five years through ten years	3,077,303	3,156,312	1,514,999	1,531,206

Due after ten years	726,780	736,040	613,406	627,008

	$7,281,555	$7,484,623	$4,134,739	$4,180,385

Without single maturity date	5,851	4,626	10,276	8,289

Total	$7,287,406	$7,489,249	$4,145,015	$4,188,674

For the nine months ended September 30, 2009, securities with an amortized cost of $230,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized loss of $136,000 was established at the time of transfer.
For the nine months ended September 30, 2008, securities with an amortized cost of $91,418,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized loss of $67,383,000 was established at the time of transfer.
Derivative Instruments
American National purchases derivative contracts that serve as economic hedges against fluctuations in the equity markets to which equity indexed annuity products are exposed. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative. These derivative instruments are not accounted for as hedging under accounting rules. The following table details the gain or loss on derivatives related to equity indexed annuities:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Location of Gain (Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	Income on Derivatives	2009	2008	2009	2008
		(in thousands)
Equity index options	Investment income	$6,103	$(4,005)	$4,002	$(16,741)
Equity index annuity embedded derivative	Interest credited to policyholders	$(5,970)	$2,624	$(6,708)	$16,942

Unrealized Gains and Losses on Securities
Unrealized gains (losses) on marketable equity securities and bonds available-for-sale, reported in accumulated other comprehensive income (loss), are net of deferred tax liabilities of $97,521,000 and deferred tax assets of $16,538,000 for the periods ended September 30, 2009 and 2008 respectively.
The change in the net unrealized gains (losses) on securities for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
Bonds available-for-sale	$482,382	$(244,446)
Preferred stocks	12,092	(8,141)
Common stocks	219,501	(178,680)
Amortization of deferred policy acquisition costs	(193,892)	94,476

	520,083	(336,791)
Provision (benefit) for federal income taxes	181,497	(117,789)

	$338,586	$(219,002)

Change in unrealized gains (losses) of investments attributable to participating policyholders’ interest	(11,801)	6,369
One time adjustment for the Recognition and Presentation of Other-Than-Temporary Impairments	50,411	—

Total	$377,196	$(212,633)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008, are summarized as follows:

	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2009	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Debt securities
Bonds held-to-maturity:
States of the U.S. and political subdivisions of the states	$32	$4,689	$369	$5,960	$401	$10,649
Corporate debt securities	2,979	174,016	116,557	1,095,713	119,536	1,269,729
Residential mortgage backed securities	350	22,132	21,368	185,732	21,718	207,864
Commercial mortgage backed securities	—	—	24,643	8,223	24,643	8,223
Collateralized debt securities	905	5,289	—	—	905	5,289
Other debt securities	28	3,432	—	—	28	3,432

Total bonds held-to-maturity	$4,294	$209,558	$162,937	$1,295,628	$167,231	$1,505,186

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	5	2,624	357	27,895	362	30,519
Corporate debt securities	14,444	170,558	85,475	729,580	99,919	900,138
Residential mortgage backed securities	1,717	29,393	5,464	37,414	7,181	66,807
Collateralized debt securities	388	2,550	1,854	7,882	2,242	10,432

Total bonds available-for-sale	$16,554	$205,125	$93,150	$802,771	$109,704	$1,007,896

Total debt securities	$20,848	$414,683	$256,087	$2,098,399	$276,935	$2,513,082

Marketable equity securities
Common stock:
Consumer goods	920	10,899	2,177	18,545	3,097	29,444
Energy and utilities	1,252	10,117	1,106	7,088	2,358	17,205
Finance	722	15,178	75	923	797	16,101
Healthcare	1,303	20,480	1,101	6,274	2,404	26,754
Industrials	26	778	261	6,882	287	7,660
Information technology	822	8,886	52	3,516	874	12,402
Materials	159	3,495	38	580	197	4,075
Telecommunications services	600	4,858	347	3,883	947	8,741
Mutual funds	64	2,909	13	271	77	3,180

Total common stock	$5,868	$77,600	$5,170	$47,962	$11,038	$125,562

Preferred stock	217	4,948	5,115	14,985	5,332	19,933

Total marketable equity securities	$6,085	$82,548	$10,285	$62,947	$16,370	$145,495

Total investments in securities	$26,933	$497,231	$266,372	$2,161,346	$293,305	$2,658,577

	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Debt securities
Bonds held-to-maturity:
States of the U.S. and political subdivisions of the states	$1,571	$21,104	$40	$383	$1,611	$21,487
Corporate debt securities	280,110	2,685,787	252,434	928,186	532,544	3,613,973
Residential mortgage backed securities	31,471	186,404	7,817	50,425	39,288	236,829
Commercial mortgage backed securities	24,368	7,742	—	—	24,368	7,742
Collateralized debt securities	613	4,785	4,661	23,844	5,274	28,629
Other debt securities	1,292	9,566	—	—	1,292	9,566

Total bonds held-to-maturity	$339,425	$2,915,388	$264,952	$1,002,838	$604,377	$3,918,226

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	15,383	274,191	4,094	35,295	19,477	309,486
Corporate debt securities	247,590	1,683,287	193,810	643,327	441,400	2,326,614
Residential mortgage backed securities	8,067	102,382	6,551	51,327	14,618	153,709
Collateralized debt securities	1,822	10,295	2,888	8,529	4,710	18,824
Other debt securities	1,572	9,657	—	—	1,572	9,657

Total bonds available-for-sale	$274,434	$2,079,812	$207,343	$738,478	$481,777	$2,818,290

Total debt securities	$613,859	$4,995,200	$472,295	$1,741,316	$1,086,154	$6,736,516

Marketable equity securities
Common stock:
Consumer goods	13,717	66,398	1,376	5,014	15,093	71,412
Energy and utilities	8,203	24,909	686	2,818	8,889	27,727
Finance	12,729	49,150	319	1,190	13,048	50,340
Healthcare	5,177	29,429	1,203	5,826	6,380	35,255
Industrials	9,496	23,880	122	593	9,618	24,473
Information technology	13,859	57,237	1,348	2,583	15,207	59,820
Materials	6,665	15,164	221	456	6,886	15,620
Telecommunications services	3,838	16,570	2	7	3,840	16,577
Mutual funds	4,107	16,775	2	6	4,109	16,781

Total common stock	$77,791	$299,512	$5,279	$18,493	$83,070	$318,005

Preferred stock	1,238	7,853	14,267	31,835	15,505	39,688

Total marketable equity securities	$79,029	$307,365	$19,546	$50,328	$98,575	$357,693

Total investments in securities	$692,888	$5,302,565	$491,841	$1,791,644	$1,184,729	$7,094,209

For all investment securities in an unrealized loss position, including those securities in an unrealized loss position for 12 months or more, American National performs quarterly analyses to determine if an-other-than temporary impairment loss should be recorded for any securities. As of September 30, 2009, the securities above did not meet management’s criteria for other-than temporary impairment. At September 30, 2009, the unrealized losses were primarily the result of the deterioration in credit spreads as well as the continuance of an illiquid market. There were no delinquent coupon payments related to the bonds for which we did not record an other-than-temporary impairment as of September 30, 2009. Even though the duration of the unrealized losses on the securities exceeds one year, American National maintains the intent and ability to hold the securities until either their maturity or their value recovers.

Investment Income and Realized Gains (Losses)
Investment income and realized gains (losses) on investments, before federal income taxes, for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Investment Income		Realized Gains/(Losses)		Investment Income		Realized Gains/(Losses)
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands)
Bonds	$160,559	$156,446	$2,094	$46,267	$468,289	$465,837	$(1,309)	$49,692
Preferred stocks	547	1,596	—	(47,144)	2,613	4,547	(1,620)	(46,590)
Common stocks	5,494	6,819	469	8,898	18,195	22,075	(349)	22,481
Mortgage loans	36,303	32,475	—	—	102,612	86,365	—	—
Real estate	35,929	33,821	1,523	—	97,994	89,240	1,523	1,739
Other invested assets	14,597	4,930	(7)	(4,083)	29,581	22,013	280	(4,083)

	253,429	236,087	4,079	3,938	719,284	690,077	(1,475)	23,239
Investment expenses	(31,163)	(26,818)	—	—	(89,158)	(77,352)	—	—
Decrease (increase) in valuation allowances	—	—	(827)	(695)	—	—	(3,334)	(2,865)

Total	$222,266	$209,269	$3,252	$3,243	$630,126	$612,725	$(4,809)	$20,374

Other-Than-Temporary Impairment
The following tables summarize other-than-temporary impairments (“OTTI”) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Bonds	$(4,148)	$(146,930)	$(10,046)	$(163,919)
Common stocks	(39)	(58,298)	(67,789)	(68,358)
Mortgage loans	—	—	(500)	—

Total	$(4,187)	$(205,228)	$(78,335)	$(232,277)

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
All OTTIs recognized on bonds were entirely comprised of credit losses; therefore, during the three months ended September 30, 2009, no non-credit loss was recognized in other comprehensive income.
5. CREDIT RISK MANAGEMENT
American National employs a strategy to invest funds at the highest return possible commensurate with sound and prudent investing practices to ensure a well-diversified investment portfolio.

Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by quality rating at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30,	December 31,
	2009	2008
AAA	12%	17%
AA+	2%	1%
AA	2%	6%
AA-	4%	4%
A+	8%	11%
A	14%	16%
A-	13%	13%
BBB+	14%	11%
BBB	17%	12%
BBB-	7%	4%
BB+ and below	7%	5%

Total	100%	100%

Common Stock
American National’s stock portfolio by market sector distribution at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30,	December 31,
	2009	2008
Consumer goods	20%	20%
Financials	16%	16%
Energy and utilities	13%	13%
Information technology	15%	13%
Healthcare	11%	13%
Mutual funds	9%	10%
Industrials	9%	8%
Communications	4%	5%
Materials	3%	2%

Total	100%	100%

Mortgage Loans and Investment Real Estate
American National invests primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate.
Mortgage loans and investment real estate by property type distribution at September 30, 2009 and December 31, 2008 are summarized as follows:

	Mortgage Loans		Investment Real Estate
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Office buildings	32%	30%	17%	18%
Industrial	27%	25%	40%	45%
Shopping centers	18%	21%	24%	23%
Hotels and motels	16%	17%	2%	2%
Other	4%	4%	15%	11%
Commercial	3%	3%	2%	1%

Total	100%	100%	100%	100%

American National has a diversified portfolio of mortgage loans and real estate properties. Mortgage loans and real estate investments by geographic distribution at September 30, 2009 and December 31, 2008 are as follows:

	Mortgage Loans		Investment Real Estate
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
West South Central	23%	22%	62%	64%
East North Central	19%	22%	9%	6%
South Atlantic	20%	17%	16%	16%
Pacific	11%	13%	3%	2%
Middle Atlantic	8%	10%	—	—
Mountain	5%	5%	—	1%
New England	4%	5%	—	—
East South Central	6%	4%	9%	10%
West North Central	4%	2%	1%	1%

Total	100%	100%	100%	100%

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,265	$21,513	$11,484	$11,830
States of the U.S. and political subdivisions of the states	236,080	246,983	155,420	158,294
Foreign governments	28,991	32,690	28,975	32,456
Corporate debt securities	6,209,663	6,413,790	5,602,250	5,118,669
Residential mortgage backed securities	704,014	709,888	735,025	709,294
Commercial mortgage backed securities	32,867	8,224	32,110	7,742
Collateralized debt securities	9,752	8,910	39,768	34,824
Other debt securities	44,774	47,251	76,805	75,594

Total fixed maturities, held-to-maturity	$7,287,406	$7,489,249	$6,681,837	$6,148,703

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	4,047	4,047	4,362	4,362
States of the U.S. and political subdivisions of the states	607,006	607,006	578,209	578,209
Foreign governments	6,395	6,395	7,332	7,332
Corporate debt securities	3,176,838	3,176,838	2,783,008	2,783,008
Residential mortgage backed securities	367,275	367,275	417,197	417,197
Collateralized debt securities	22,683	22,683	21,072	21,072
Other debt securities	4,430	4,430	9,657	9,657

Total fixed maturities, available-for-sale	$4,188,674	$4,188,674	$3,820,837	$3,820,837

Total fixed maturities	$11,476,080	$11,677,923	$10,502,674	$9,969,540

Marketable equity securities
Common stock:
Consumer goods	195,539	195,539	167,533	167,533
Energy and utilities	134,445	134,445	113,319	113,319
Finance	158,930	158,930	133,642	133,642
Healthcare	112,305	112,305	109,503	109,503
Industrials	86,299	86,299	73,528	73,528
Information technology	148,105	148,105	104,679	104,679
Materials	25,978	25,978	25,524	25,524
Mutual funds	89,680	89,680	85,112	85,112
Telecommunication services	40,554	40,554	40,690	40,690
Preferred stock	30,555	30,555	48,822	48,822

Total marketable equity securities	$1,022,390	$1,022,390	$902,352	$902,352

Options	20,437	20,437	6,157	6,157
Mortgage loans on real estate	2,096,286	2,076,607	1,877,053	1,891,895
Policy loans	360,596	360,596	354,398	354,398
Short-term investments	650,482	650,482	295,170	295,170

Total financial assets	$15,626,271	$15,808,435	$13,937,804	$13,419,512

Financial liabilities:
Investment contracts	7,557,144	7,557,144	6,626,561	6,626,561
Liability for embedded derivatives of equity indexed annuities	18,513	18,513	6,208	6,208
Notes payable	122,294	122,294	111,922	111,922

Total financial liabilities	$7,697,951	$7,697,951	$6,744,691	$6,744,691

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
The following tables provide quantitative disclosures regarding fair value hierarchy measurements of our financial assets and liabilities at September 30, 2009 and December 31, 2008:

		Fair Value Measurement at September 30, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,513	$—	$21,513	$—
States of the U.S. and political subdivisions of the states	246,983	—	246,983	—
Foreign governments	32,690	—	32,690	—
Corporate debt securities	6,413,790	—	6,405,013	8,777
Residential mortgage backed securities	709,888	—	706,487	3,401
Commercial mortgage backed securities	8,224	—	8,224	—
Collateralized debt securities	8,910	—	744	8,166
Other debt securities	47,251	—	47,251	—

Total fixed maturities, held-to-maturity	$7,489,249	$—	$7,468,905	$20,344

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	4,047	—	4,047	—
States of the U.S. and political subdivisions of the states	607,006	—	607,006	—
Foreign governments	6,395	—	6,395	—
Corporate debt securities	3,176,838	—	3,159,410	17,428
Residential mortgage backed securities	367,275	—	367,258	17
Commercial mortgage backed securities	—	—	—	—
Collateralized debt securities	22,683	—	20,973	1,710
Other debt securities	4,430	—	4,430	—

Total fixed maturities, available-for-sale	$4,188,674	$—	$4,169,519	$19,155

Total fixed maturities	$11,677,923	$—	$11,638,424	$39,499

Marketable equity securities
Common stock:
Consumer goods	195,539	195,539	—	—
Energy and utilities	134,445	134,445	—	—
Finance	158,930	158,930	—	—
Healthcare	112,305	112,305	—	—
Industrials	86,299	86,299	—	—
Information technology	148,105	148,105	—	—
Materials	25,978	25,978	—	—
Mutual funds	89,680	89,680	—	—
Telecommunication services	40,554	40,554	—	—
Preferred stock	30,555	29,589	—	966

Total marketable equity securities	$1,022,390	$1,021,424	$—	$966

Options	20,437	—	—	20,437
Mortgage loans on real estate	2,076,607	—	2,076,607	—
Short-term investments	650,482	—	650,482	—

Total financial assets	$15,447,839	$1,021,424	$14,365,513	$60,902

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	18,513	—	—	18,513

Total financial liabilities	$18,513	$—	$—	$18,513

		Fair Value Measurement at December 31, 2008 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$11,830	$—	$11,830	$—
States of the U.S. and political subdivisions of the states	158,294	—	158,294	—
Foreign governments	32,456	—	32,456	—
Corporate debt securities	5,118,669	—	5,111,068	7,601
Residential mortgage backed securities	709,294	—	705,491	3,803
Commercial mortgage backed securities	7,742	—	7,742	—
Collateralized debt securities	34,824	—	26,117	8,707
Other debt securities	75,594	—	75,584	10

Total fixed maturities, held-to-maturity	$6,148,703	$—	$6,128,582	$20,121

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	4,362	—	4,362	—
States of the U.S. and political subdivisions of the states	578,209	—	578,209	—
Foreign governments	7,332	—	7,332	—
Corporate debt securities	2,783,008	—	2,752,640	30,368
Residential mortgage backed securities	417,197	—	407,753	9,444
Commercial mortgage backed securities	—	—	—	—
Collateralized debt securities	21,072	—	18,062	3,010
Other debt securities	9,657	—	9,657	—

Total fixed maturities, available-for-sale	$3,820,837	$—	$3,778,015	$42,822

Total fixed maturities	$9,969,540	$—	$9,906,597	$62,943

Marketable equity securities
Common stock:
Consumer goods	167,533	167,533	—	—
Energy and utilities	113,319	113,319	—	—
Finance	133,642	133,642	—	—
Healthcare	109,503	109,503	—	—
Industrials	73,528	73,528	—	—
Information technology	104,679	104,679	—	—
Materials	25,524	25,524	—	—
Mutual funds	85,112	85,112	—	—
Telecommunication services	40,690	40,690	—	—
Preferred stock	48,822	27,566	—	21,256

Total marketable equity securities	$902,352	$881,096	$—	$21,256

Options	6,157	—	—	6,157
Mortgage loans on real estate	1,891,895	—	1,891,895	—
Short-term investments	295,170	—	295,170	—

Total financial assets	$13,065,114	$881,096	$12,093,662	$90,356

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	6,208	—	—	6,208

Total financial liabilities	$6,208	$—	$—	$6,208

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances are as follows:

Fair Value Measurements Using Significant
Unobservable Inputs
Level 3 Totals
(in thousands)
Beginning balance — January 1, 2009	$84,148
Net losses included in other comprehensive income (loss)	6,589
Net fair value change for derivatives included in net income (loss)	(13,494)
Purchases, sales, and settlements of derivatives (net)	9,883
Transfers into Level 3	175
Transfers out of Level 3	(44,912)

Ending balance — September 30, 2009	42,389

The unrealized loss for the nine months ended September 30, 2009 of Level 3 assets was $6,589,000. There were no unrealized gains in Level 3 assets at September 30, 2009.
The transfers into Level 3 were the result of securities no longer being priced by the third-party pricing service. As the securities were priced by a third-party service, inputs were used that are observable or derived from market data which resulted in classification of these assets as Level 2. In accordance with American National’s pricing methodology, these securities are being valued with similar techniques as the pricing service; however, company developed data is used in the process, which results in unobservable inputs, and a corresponding transfer into Level 3. The transfers out of level 3 were comprised of $20.8 million of sales, $13.8 million of maturities, and $10.3 million of transfers into Level 2.
7. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs as of September 30, 2009 and December 31, 2008, and premiums for the nine month periods ended September 30, 2009 and 2008 are summarized as follows:

	Life	Accident	Property
	& Annuity	& Health	& Casualty	Total
	(in thousands)
Balance at December 31, 2008	$1,269,308	$74,870	$138,486	$1,482,664

Additions	146,776	12,117	192,456	351,349
Amortization	(105,811)	(16,379)	(180,779)	(302,969)
Effect of change in unrealized loss on available-for-sale securities	(193,892)	—	—	(193,892)

Net changes	(152,927)	(4,262)	11,677	(145,512)

Balance at September 30, 2009	$1,116,381	$70,608	$150,163	$1,337,152

Premiums for the nine months ended:
September 30, 2009	$360,779	$224,001	$866,989	$1,451,769

September 30, 2008	$313,072	$217,765	$885,941	$1,416,778

Commissions paid to agents comprise the majority of the additions to deferred policy acquisition costs for each year.

8. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Activity in the liability for accident and health and property and casualty unpaid claims and claim adjustment expenses are summarized as shown below:

	2009	2008
	(in thousands)
Balance at January 1	$1,310,272	$1,256,698
Less reinsurance recoverables	377,692	363,140

Net beginning balance	932,580	893,558

Incurred related to:
Current year	863,902	883,836
Prior years	(5,229)	(27,299)

Total incurred	858,673	856,537

Paid related to:
Current year	502,882	505,222
Prior years	340,093	314,904

Total paid	842,975	820,126

Net balance at September 30	948,278	929,969
Plus reinsurance recoverables	273,091	434,276

Balance at September 30	$1,221,369	$1,364,245

The balances at September 30 are included in policy and contract claims in the consolidated statements of financial position.
The potential uncertainty generated by volatility in loss development profiles is adjusted for through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown redundancies for the last several years as a result of losses emerging favorably compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred losses and loss adjustment expenses attributable to insured events of prior years decreased by approximately $5,000,000 for the nine months ended September 30, 2009 and $27,000,000 for the same period in 2008.
9. NOTES PAYABLE
At September 30, 2009 and December 31, 2008, American National’s real estate holding companies were partners in affiliates that had notes payable to third-party lenders totaling $122,294,000 and $111,922,000, respectively. These notes have interest rates ranging from 5.15% to 8.07% and maturities from 2010 to 2016. Each note is secured by the real estate owned through the respective affiliated entity, and American National’s liability for these notes is limited to the amount of its investment in the respective affiliate, which totaled $18,735,000 and $13,226,000 at September 30, 2009 and December 31, 2008, respectively.
10. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate of the companies to the statutory federal income tax rate for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollar amounts in thousands)
Income tax expense (benefit) on pre-tax income	$12,274	35.0%	$(64,238)	35.0%	$(18,982)	35.0%	$(53,788)	35.0%
Tax-exempt investment income	(2,423)	(6.9)	(2,268)	1.2	(7,127)	13.1	(6,580)	4.3
Dividend exclusion	(3,736)	(10.7)	(2,052)	1.1	(10,158)	18.7	(9,144)	6.0
Miscellaneous tax credits, net	(1,520)	(4.3)	(1,130)	0.6	(4,706)	8.7	(3,528)	2.3
Other items, net	(1,366)	(3.9)	7,730	(4.2)	2,403	(4.4)	10,275	(6.7)

	$3,229	9.2%	$(61,958)	33.7%	$(38,570)	71.1%	$(62,765)	40.9%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
DEFERRED TAX ASSETS:
Marketable securities, principally due to impairment losses	$114,772	$138,455
Marketable securities, principally due to net unrealized losses	—	146,192
Investment in real estate and other invested assets, principally due to investment valuation allowances	1,142	1,279
Policyholder funds, principally due to policy reserve discount	200,902	187,277
Policyholder funds, principally due to unearned premium reserve	33,130	30,716
Non-qualified pension	28,951	27,630
Participating policyholders’ surplus	28,535	28,615
Pension	37,513	36,968
Commissions and other expenses	15,961	24,395
Other assets	16,359	8,518

Net deferred tax assets	$477,265	$630,045

DEFERRED TAX LIABILITIES:
Marketable securities, principally due to net unrealized gains	(103,209)	—
Investment in bonds, principally due to accrual of discount on bonds	(5,515)	(18,221)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(360,464)	(410,939)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(5,887)	(5,377)

Net deferred tax liabilities	(475,075)	(434,537)

Total deferred tax	$2,190	$195,508

Income tax related interest expense is included with the “Other operating costs and expenses” in the Consolidated Statements of Income. No interest expense has been incurred as of September 30, 2009, while $133,000 in interest was recognized as of September 30, 2008. No provision has provided for penalties related to American National’s uncertain tax positions.
The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2005 to 2008 has either been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.
11. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
The items included in comprehensive income (loss), other than net income (loss), are unrealized gains and losses on available-for-sale securities (net of deferred acquisition costs), foreign exchange adjustments and pension liability adjustments. The details on the unrealized gains and losses included in comprehensive income (loss), and the related tax effects thereon, are as follows:

	Before	Federal
	Federal	Income Tax	Net of Federal
	Income Tax	Expense	Income Tax
	(in thousands)
September 30, 2009
Unrealized gain	$713,975	$284,034	$429,941
Less: reclassification adjustment for net losses realized in net income	(81,146)	(28,401)	(52,745)

Net unrealized gain component of comprehensive income	$632,829	$255,633	$377,196

September 30, 2008
Unrealized loss	$(431,267)	$(310,954)	$(120,313)
Less: reclassification adjustment for net losses realized in net income	(142,030)	(49,710)	(92,320)

Net unrealized loss component of comprehensive income	$(573,297)	$(360,664)	$(212,633)

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common Stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated were as follows:

	September 30,	December 31,	September 30,
	2009	2008	2008
Common Stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	4,012,283	4,013,616	4,013,616
Restricted shares	261,334	339,001	339,001

Unrestricted outstanding shares	26,558,832	26,479,832	26,479,832

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
The plan provides for the award of Restricted Stock. Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and feature a graded vesting schedule in the case of the retirement of an award holder. Eight awards of restricted stock have been granted, with a total of 340,334 shares granted at an exercise price of zero. These awards result in compensation expense to American National over the vesting period. The amount of compensation expense recorded was $3,052,445 for the nine months ended September 30, 2009 and $2,694,000 for the 12 months ended December 31, 2008. On August 1, 2009 the restrictions on 60,000 shares of Restricted Stock expired.
The plan provides for the award of Stock Appreciation Rights (SAR). The SARs give the holder the right to compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the average of the high and low price on the last trading day of the period to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $13,000 at September 30, 2009 and $16,000 at December 31, 2008. Compensation expense (income) was recorded totaling $20,000 for the nine months ended September 30, 2009 and ($1,777,000) for the year ended December 31, 2008.
SAR and Restricted Stock (RS) information for September 30, 2009 and December 31, 2008 and 2007 is as follows:

		SAR Weighted-		RS Weighted-
		Average Price per		Average Price
	SAR Shares	Share	RS Shares	per Share
Outstanding at December 31, 2007	96,724	$97.84	253,000	$4.40

Granted	96,917	115.92	86,001	—
Exercised	(4,109)	81.30	—	—

Outstanding at December 31, 2008	189,532	$107.44	339,001	$3.28

Granted	2,999	66.76	1,333	—
Exercised	(1,100)	57.00	(79,000)	—
Canceled	(6,630)	107.45	—	—

Outstanding at September 30, 2009	184,801	$107.08	261,334	$—

The weighted-average contractual remaining life for the 184,801 SARs outstanding as of September 30, 2009, is 6.9 years. The weighted-average exercise price for these shares is $107.08 per share. Of the shares outstanding, 87,768 are exercisable at a weighted-average exercise price of $101.27 per share.
The weighted-average contractual remaining life for the 261,334 Restricted Stock shares outstanding as of September 30, 2009, is 5.8 years. The weighted-average exercise price for these shares is $0 per share. None of the shares outstanding was exercisable.

Earnings (Loss) Per Share
Basic earnings per share was calculated using the number of shares outstanding of 26,558,832 at September 30, 2009 and 26,479,832 at December 31, 2008. The Restricted Stock resulted in diluted earnings per share as follows. Due to the net losses incurred in 2009 and 2008, diluted earnings per share are equal to basic earnings per share.

	September 30,	December 31,	September 30,
	2009	2008	2008
Unrestricted shares outstanding	26,558,832	26,479,832	26,479,832
Incremental shares from restricted stock	42,536	137,625	152,076

Total shares for diluted calculations	26,601,368	26,617,457	26,631,908
Diluted earnings (losses) per share	($0.73)	($5.82)	($3.34)

Dividends
American National’s payment of dividends to stockholders is restricted by statutory regulations. Generally, the restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to statutory net gain from operations on an annual, non-cumulative basis. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At September 30, 2009 and December 31, 2008, American National’s statutory capital and surplus was $1,776,726,000 and $1,804,712,000, respectively.
Generally, the same restrictions on amounts that can transfer in the form of dividends, loans, or advances apply to American National’s insurance subsidiaries.
At September 30, 2009, approximately $1,360,071,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to $1,297,226,000 at December 31, 2008. Any transfer of these net assets to American National would be subject to statutory restrictions and approval.
Noncontrolling Interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. However, the company has a management agreement which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements. The interest that the policyholders of County Mutual have in the financial position of County Mutual is reflected as a noncontrolling interest totaling $6,750,000 at September 30, 2009 and December 31, 2008.
American National’s subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interest. Noncontrolling interests were a net liability of $3,401,000 and $1,627,000 at September 30, 2009 and December 31, 2008, respectively.
13. SEGMENT INFORMATION
American National and its subsidiaries are engaged principally in the insurance business. Management organizes the business into five operating segments:
•	The Life segment markets whole, term, universal, variable and credit life insurance on a national basis primarily through employee, independent and multiple line agents, direct marketing channels and independent third-party marketing organizations.

•	The Annuity segment develops sells and supports fixed, equity-indexed, and variable annuity products. These products are primarily sold through independent agents and brokers, but are also sold through employee agents, financial institutions and multiple line agents.

•	The Health segment’s primary lines of business are Medicare Supplement, medical expense, employer medical stop loss, true group, other supplemental health products and credit disability insurance. Health products are typically distributed through employee agents, exclusive agents, independent agents and Managing General Underwriters.

•	The Property and Casualty segment writes auto, homeowners, agribusiness, and other personal and commercial insurance. These products are primarily sold through multiple line exclusive agents. Credit related property insurance is also written through independent agents.

•	The Corporate and Other business segment consists of net investment income on the capital not allocated to the insurance lines and the operations of non-insurance lines of business. This segment also provides mutual fund products.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•	Net investment income from fixed income assets (bonds and mortgage loans) is allocated based on the funds generated by each line of business at the average yield available from these fixed income assets at the time such funds become available.

•	Net investment income from all other assets is allocated to the operating segments in accordance with the amount of equity invested in each segment, with the remainder going to Corporate and Other.

•	Expenses are allocated to the lines based upon various factors, including premium and commission ratios within the respective operating segments.

•	All of the realized gains and losses are allocated to the Corporate and Other segment. The risk of realized losses is charged to the insurance segments through a monthly default charge with the income from the charge allocated to the Corporate and Other segment to compensate it for any potential realized losses that would be recorded. The default charge rate is set as a percentage of the asset base that supports each of the insurance segments, with the rate set depending on the risk level of the asset involved.

•	Equity in earnings of unconsolidated affiliates is allocated to Corporate and Other.

•	Federal income taxes have been applied to the net earnings of each segment based on a fixed tax rate. Any difference between the amount allocated to the segments and the total federal income tax amount is allocated to Corporate and Other.
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
The following tables summarizes American National’s key financial measures used by the chief operating decision makers, including operating results and allocation of assets as of and for the three and nine months ended September 30, 2009 and 2008:

				Property	Corporate
(Three Months Ended September 30, 2009)	Life	Annuity	Health	& Casualty	& Other	Total
	(in thousands)
Premiums and other revenues:
Premiums	$76,320	$58,284	$74,428	$298,073	$—	$507,105
Other policy revenues	41,569	3,723	—	—	—	45,292
Net investment income	55,724	118,963	4,031	16,171	27,377	222,266
Other income	948	(2,168)	2,729	856	4,254	6,619

Total operating revenues	174,561	178,802	81,188	315,100	31,631	781,282

Realized investment losses	—	—	—	—	(935)	(935)

Total revenues	174,561	178,802	81,188	315,100	30,696	780,347

Benefits, losses and expenses:
Policy benefits	75,865	63,776	57,217	222,196	—	419,054
Interest credited to policy account balances	13,932	84,320	—	—	—	98,252
Commissions for acquiring and servicing policies	25,241	21,807	11,226	55,862	8	114,144
Other operating costs and expenses	48,000	14,511	15,267	33,788	16,615	128,181
Decrease (increase) in deferred policy acquisition costs	(177)	(9,650)	423	(4,947)	—	(14,351)

Total benefits, losses and expenses	162,861	174,764	84,133	306,899	16,623	745,280

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	$11,700	$4,038	$(2,945)	$8,201	$14,073	$35,067

				Property	Corporate
(Three Months Ended September 30, 2008)	Life	Annuity	Health	& Casualty	& Other	Total
	(in thousands)
Premiums and other revenues:
Premiums	$75,569	$18,843	$72,688	$292,747	$—	$459,847
Other policy revenues	40,094	4,955	—	—	—	45,049
Net investment income	57,151	98,319	4,183	13,977	35,639	209,269
Other income	977	(1,506)	3,459	2,461	4,522	9,913

Total operating revenues	173,791	120,611	80,330	309,185	40,161	724,078

Realized investment losses	—	—	—	—	(201,985)	(201,985)

Total revenues	173,791	120,611	80,330	309,185	(161,824)	522,093

Benefits, losses and expenses:
Policy benefits	69,786	25,433	51,531	223,311	—	370,061
Interest credited to policy account balances	15,784	64,252	—	—	—	80,036
Commissions for acquiring and servicing policies	30,358	10,791	11,491	59,084	—	111,724
Other operating costs and expenses	65,809	10,438	23,713	41,491	3,983	145,434
Decrease (increase) in deferred policy acquisition costs	(7,583)	5,672	1,503	(1,216)	—	(1,624)

Total benefits, losses and expenses	174,154	116,586	88,238	322,670	3,983	705,631

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	$(363)	$4,025	$(7,908)	$(13,485)	$(165,807)	$(183,538)

				Property	Corporate
(Nine Months Ended September 30, 2009)	Life	Annuity	Health	& Casualty	& Other	Total
	(in thousands)
Premiums and other revenues:
Premiums	$211,638	$149,141	$224,001	$866,989	$—	$1,451,769
Other policy revenues	122,420	11,320	—	—	—	133,740
Net investment income	166,510	331,607	12,080	49,941	69,988	630,126
Other income	1,868	295	7,757	5,308	12,415	27,643

Total operating revenues	502,436	492,363	243,838	922,238	82,403	2,243,278

Realized investment losses	—	—	—	—	(83,144)	(83,144)

Total revenues	502,436	492,363	243,838	922,238	(741)	2,160,134

Benefits, losses and expenses:
Policy benefits	222,131	170,584	178,983	714,041	—	1,285,739
Interest credited to policy account balances	44,140	231,414	—	—	—	275,554
Commissions for acquiring and servicing policies	68,931	77,790	34,038	160,967	8	341,734
Other operating costs and expenses	138,712	43,794	46,834	93,271	37,110	359,721
Decrease (increase) in deferred policy acquisition costs	152	(41,117)	4,262	(11,677)	—	(48,380)

Total benefits, losses and expenses	474,066	482,465	264,117	956,602	37,118	2,214,368

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	$28,370	$9,898	$(20,279)	$(34,364)	$(37,859)	$(54,234)

				Property	Corporate
(Nine Months Ended September 30, 2008)	Life	Annuity	Health	& Casualty	& Other	Total
	(in thousands)
Premiums and other revenues:
Premiums	$222,583	$90,489	$217,765	$885,941	$—	$1,416,778
Other policy revenues	114,790	15,704	—	—	—	130,494
Net investment income	169,805	278,917	12,416	52,924	98,663	612,725
Other income	2,758	(4,550)	10,145	6,849	14,439	29,641

Total operating revenues	509,936	380,560	240,326	945,714	113,102	2,189,638

Realized investment losses	—	—	—	—	(211,903)	(211,903)

Total revenues	509,936	380,560	240,326	945,714	(98,801)	1,977,735

Benefits, losses and expenses:
Policy benefits	215,653	111,137	166,581	720,430	—	1,213,801
Interest credited to policy account balances	47,814	175,311	—	—	—	223,125
Commissions for acquiring and servicing policies	102,762	60,758	32,090	173,702	—	369,312
Other operating costs and expenses	170,759	32,910	53,530	100,372	38,577	396,148
Decrease (increase) in deferred policy acquisition costs	(46,783)	(18,257)	4,641	(10,573)	—	(70,972)

Total benefits, losses and expenses	490,205	361,859	256,842	983,931	38,577	2,131,414

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	$19,731	$18,701	$(16,516)	$(38,217)	$(137,378)	$(153,679)

14. COMMITMENTS AND CONTINGENCIES
In the ordinary course of their operations, American National had commitments outstanding at September 30, 2009, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $305,563,000, of which $281,182,000 is expected to be funded in 2009. The remaining balance of $24,381,000 will be funded in 2010 and beyond. As of September 30, 2009, all of the mortgage loan commitments have interest rates that are fixed.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loan. However, since the cash value of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on the guarantees. The total amount of the guarantees outstanding as of September 30, 2009, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $209,889,000.
Litigation
As previously disclosed in filings with the Securities and Exchange Commission, American National was a defendant in a lawsuit which proposed to certify one or more classes of persons who contended that American National allegedly violated various provisions of the Fair Labor Standards Act and the California Labor Code, engaged in unfair business practices, fraud and deceit, conversion, and negligent misrepresentation with respect to certain of its sales agents (Dulanto v. American National Insurance Company, C.D. Cal., filed October 31, 2008). Upon plaintiff’s motion, the Court dismissed the class allegations in this lawsuit leaving only the plaintiff’s individual claims against the company. The plaintiff sought statutory penalties, restitution, interest, penalties, attorneys’ fees, punitive damages and injunctive relief in an unspecified amount. As noted in American National’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009, the parties reached an agreement to resolve the remaining claims in this lawsuit. This lawsuit has since been settled and the complaint dismissed. American National had previously reserved an adequate amount for settlement of this lawsuit.
There have been no other material changes to the legal proceedings described in American National’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009.
15. RELATED PARTY TRANSACTIONS
American National has entered into recurring transactions and agreements with certain related parties as a part of its ongoing operations. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, legal services, and insurance contracts. The impact on the consolidated financial statements of the significant related party transactions as of September 30, 2009, is shown below:

Related Party	Financial Statement Line Impacted	September 30, 2009
		(in thousands)
Gal-Tex Hotel Corporation	Mortgage loans on real estate	$12,095
Gal-Tex Hotel Corporation	Investment income	674
Gal-Tex Hotel Corporation	Other operating costs and expenses	253
Moody Insurance Group, Inc.	Commissions	2,271
Moody Insurance Group, Inc.	Other operating costs and expenses	174
National Western Life Ins. Co.	Accident and health premiums	130
National Western Life Ins. Co.	Other operating costs and expenses	891
Moody Foundation	Accident and health premiums	102
Greer, Herz and Adams, LLP	Other operating costs and expenses	6,613

16. SUBSEQUENT EVENTS
Included in American National’s investment portfolio are debt securities issued by CIT Group (“CIT”) with an amortized cost of $74.0 million consisting of $56.7 million of senior bonds and $17.3 million of CIT Canada notes, as of September 30, 2009.
As a result of our September 30, 2009 quarterly analysis and credit review for our investment portfolio, we concluded that no other-than-temporary impairment should be recorded for the CIT securities.
On October 28, 2009, CIT secured important agreements in order to enable a prepackaged bankruptcy plan. It obtained a $4.5 billion loan from several investors, including the bondholders who lent it $3.0 billion this past summer. It also reached an accord with Goldman Sachs that would preserve a $2.1 billion loan even through bankruptcy protection, while paying only a portion of a $1.0 billion termination fee. On October 30, 2009 CIT also received a new $1.0 billion line of credit from it largest investor Carl Icahn enabling the company to borrow from the line on or before the end of this year.
On November 1, 2009, CIT announced that it had entered into the prepackaged bankruptcy plan that would enable it to emerge from bankruptcy court protection by the end of 2009. The prepackaged bankruptcy is estimated to give all holders of senior bonds seventy cents on the dollar in new notes as well as shares of stock in the reorganized company.
American National will closely monitor CIT’s situation, and re-evaluate CIT’s situation as necessary. Based on our current assessment, we expect to recover the amortized cost basis of the securities American National holds as of September 30, 2009 through the combination of the new bonds and the additional shares of stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for the three and nine months ended September 30, 2009 and September 30, 2008 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company” ). Such information should be read in conjunction with our consolidated financial statements together with the notes to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and our amended Form 10/A Registration Statement filed on July 1, 2009 (“Form 10 Registration Statement”) with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements contained herein are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “estimates”, “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond our control and, have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
•	international economic and financial crises, including the performance and fluctuations of fixed income, equity, real estate, credit, capital and other financial markets;

•	interest rate fluctuations;

•	estimates of our reserves for future policy benefits and claims;

•	differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns, property and casualty frequency, severity, claim reporting and settlement patterns, and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes;

•	changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill;

•	changes in our claims-paying or credit ratings;

•	investment losses and defaults;

•	competition in our product lines and for personnel;

•	changes in tax law;

•	regulatory or legislative changes;

•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses;

•	domestic or international military actions, natural or man-made disasters, including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life and/or property;

•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;

•	effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	changes in statutory or U.S. Generally Accepted Accounting Principles (“GAAP”) practices or policies; and

•	changes in assumptions for retirement expense.

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
Overview
American National Insurance Company has more than 100 years of experience. We have maintained our home office in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities, and property and casualty; however, we also offer individual and group health insurance, pension services, and mutual funds. Within our property and casualty business, we offer insurance for personal lines, agribusiness, and targeted commercial exposures. We provide personalized service to approximately eight million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa. Our total assets and stockholders’ equity as of September 30, 2009 were $19.8 billion and $3.4 billion, respectively, and at December 31, 2008 were $18.4 billion and $3.1 billion, respectively.
General Trends
There were no material changes to the general trends we are experiencing, as discussed in the MD&A included in our amended Form 10 filed with the SEC on July 1, 2009.
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
Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, particularly expectations of current and future mortality, morbidity, persistency, expenses, interest rates, and property and casualty frequency, severity, claim reporting and settlement patterns. Due to the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be different from those reported in the consolidated financial statements.
For a discussion of the critical accounting estimates, see the MD&A in our amended Form 10 Registration Statement filed with the SEC on July 1, 2009. There were no material changes in accounting policies from December 31, 2008, with the exception of changes made to our other-than-temporary impairment of debt securities accounting policy. Refer to Item 1, Note 2 to the Consolidated Financial Statements included in this report for a discussion on the other-than-temporary impairment of debt securities accounting policy.
Recently Issued Accounting Pronouncements
Refer to Item 1, Note 3 to the Consolidated Financial Statements for a discussion on “Adoption of New Accounting Standards” and “Future Adoption of New Accounting Standards.”

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008. For a discussion of our segment results, see Results of Operations and Related Information by Segment. The following table sets forth the consolidated results of operations:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Revenues:
Premiums	$507,105	$459,847	$47,258	$1,451,769	$1,416,778	$34,991
Other policy revenues	45,292	45,049	243	133,740	130,494	3,246
Net investment income	222,266	209,269	12,997	630,126	612,725	17,401
Realized investment gains (losses)	(935)	(201,985)	201,050	(83,144)	(211,903)	128,759
Other income	6,619	9,913	(3,294)	27,643	29,641	(1,998)

Total revenues	780,347	522,093	258,254	2,160,134	1,977,735	182,399

Benefits and expenses:
Policy benefits	419,054	370,061	48,993	1,285,739	1,213,801	71,938
Interest credited to policy account balances	98,252	80,036	18,216	275,554	223,125	52,429
Commissions	114,144	111,724	2,420	341,734	369,312	(27,578)
Other operating costs and expenses	128,181	145,434	(17,253)	359,721	396,148	(36,427)
Change in deferred policy acquisition costs	(14,351)	(1,624)	(12,727)	(48,380)	(70,972)	22,592

Total benefits and expenses	745,280	705,631	39,649	2,214,368	2,131,414	82,954

Income (loss) before other items and federal income taxes	$35,067	$(183,538)	$218,605	$(54,234)	$(153,679)	$99,445

Three Months ended September 30, 2009 compared with the Three Months ended September 30, 2008 — Consolidated
Consolidated revenues increased $258.2 million to $780.3 million for the three months ended September 30, 2009 from $522.1 million for the same period in 2008. This increase was primarily due to the investment losses realized during the third quarter of 2008 with limited comparable losses realized in 2009 and a $47.3 million increase in premiums.
Consolidated benefits and expenses increased $39.7 million to $745.3 million for the three months ended September 30, 2009 compared to $705.6 million for the same period in 2008. This change was primarily due to the higher benefits from our annuity products, partially offset by a decrease in catastrophe losses in our property and casualty business.
Nine Months ended September 30, 2009 compared with the Nine Months ended September 30, 2008 — Consolidated
Consolidated revenues increased $182.4 million to $2.2 billion for the nine months ended September 30, 2009 from $2.0 billion for the same period in 2008. This increase was primarily due to significant investment losses realized during the third quarter of 2008 that did not occur in 2009.
Consolidated benefits and expenses increased $83.0 million to approximately $2.2 billion for the nine months ended September 30, 2009 compared to approximately $2.1 billion for the same period in 2008. This change was primarily due to benefits on deferred annuity policy account balances, partially offset by decreased catastrophe losses in our property and casualty business from record amounts in 2008.

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
Life segment financial results for the periods indicated were as follows:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Revenues:
Premiums	$76,320	$75,569	$751	$211,638	$222,583	$(10,945)
Other policy revenues	41,569	40,094	1,475	122,420	114,790	7,630
Net investment income	55,724	57,151	(1,427)	166,510	169,805	(3,295)
Other income	948	977	(29)	1,868	2,758	(890)

Total revenues	174,561	173,791	770	502,436	509,936	(7,500)

Benefits and expenses:
Policy benefits	75,865	69,786	6,079	222,131	215,653	6,478
Interest credited to policy account balances	13,932	15,784	(1,852)	44,140	47,814	(3,674)
Commissions	25,241	30,358	(5,117)	68,931	102,762	(33,831)
Other operating costs and expenses	48,000	65,809	(17,809)	138,712	170,759	(32,047)
Change in deferred policy acquisition costs	(177)	(7,583)	7,406	152	(46,783)	46,935

Total benefits and expenses	162,861	174,154	(11,293)	474,066	490,205	(16,139)

Income before other items and federal income taxes	$11,700	$(363)	$12,063	$28,370	$19,731	$8,639

Overall, earnings increased $12.1 million and $8.6 million to $11.7 million and $28.4 million for the three and nine months ended September 30, 2009, respectively, from a loss of $0.4 million and a gain of $19.7 million for the same periods in 2008. During 2009 there was an increase in earnings which was primarily a result of a decline in expenses due to lower commissions and other operating costs and expenses. The decrease in the other operating costs and expenses during the quarter is primarily a result of a reserve established in 2008 for two lawsuits.
During the second quarter of 2009, we paid premium refunds as the result of a class action settlement made by us in May, 2007. The refunds on the credit life product resulted in issuing $12.9 million in settlement payments comprised of credit life premium refunds and other related damages and fees, to certain previously insured persons. The Life segment was fully reserved for this settlement and did not incur any related impact to its income (loss) from operations during the nine months ended September 30, 2009. However, during the second quarter of 2009, several categories of the statement of income were impacted by the recording of the settlement as follows: premiums were decreased by $4.5 million, other income was decreased by $0.8 million, commissions were decreased by $0.9 million, and other operating costs and expenses were decreased by $4.5 million. For additional information on this settlement, refer to the discussion of the Perkins litigation in our Commitments and Contingencies footnote within the Notes to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.
Three and Nine Months ended September 30, 2009 compared with the Three and Nine Months ended September 30, 2008 — Life
Premiums
Premiums increased $0.8 million to $76.3 million for the three months ended September 30, 2009 and decreased $10.9 million to $211.6 million for the nine months ended September 30, 2009 compared to the same periods in 2008. For the nine months ended September 30, 2009, we recorded a reversal of $4.5 million premium related to the previously noted settlement payments. Excluding the effect of the settlement payments, premiums decreased $6.4 million for the nine months ended September 30, 2009. The decrease is primarily due to a reduction in credit life sales and an increase in ceded reinsurance premiums.

Other Policy Revenues
Other policy revenues increased $1.5 million to $41.6 million for the three months ended September 30, 2009 and $7.6 million to $122.4 million for the nine months ended September 30, 2009 compared to the same periods in 2008. The increases were due to higher mortality charges and fees, which are primarily a result of sales of universal life products in 2008.
Net Investment Income
Net investment income decreased $1.4 million to $55.7 million for the three months ended September 30, 2009 and $3.3 million to $166.5 million for the nine months ended September 30, 2009 compared to the same periods in 2008. These decreases were primarily due to the increased amount of cash we held and lower account values on interest sensitive products. Refer to the Investments discussion for further analysis.
Policy Benefits
Policy benefits increased $6.1 million to $75.9 million for the three month period ended September 30, 2009 from $69.8 million for the same period in 2008. In the nine months ended September 30, 2009, policy benefits increased $6.5 million to $222.1 million compared to the same period in 2008. These increases were a result of higher death claims in the prior period.
Commissions
Commissions decreased $5.1 million to $25.2 million for the three months ended September 30, 2009 and $33.8 million to $68.9 million for the nine months ended September 30, 2009 compared to the same periods in 2008. We recorded a reversal of $0.9 million related to the previously noted settlement payments. Excluding the effect of the settlement payments, commissions decreased $32.9 million for the nine months ended September 30, 2009. The decreases can be primarily attributed to lower first year universal life premiums in our Independent Marketing Group.
Other Operating Costs and Expenses
Other operating costs and expenses decreased $17.8 million to $48.0 million for the three months ended September 30, 2009 and $32.0 million to $138.7 million for the nine months ended September 30, 2009 compared to the same periods in 2008. We recorded a reversal of $4.5 million related to the previously noted settlement payments. Excluding the effect of the settlement payments, other operating costs and expenses decreased $27.5 million for the nine months ended September 30, 2009. The decreases for the three and nine months ended September 30, 2009 were primarily due to the reduction in Credit Life and Multiple Line marketing division operating costs, which are related to the establishment of the lawsuits reserve in the third quarter of 2008. A portion of the decrease can be attributed to the decline in production bonuses due to lower sales in 2009 and a planned decrease in marketing expenses from our Direct Marketing area.
Change in Deferred Policy Acquisition Costs
We incur significant costs in connection with acquiring new business. Such costs are capitalized as deferred policy acquisition costs (“DAC”) and are amortized over the life of the policy. The following table presents the components of the change in DAC for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Acquisition costs capitalized	$19,757	$26,272	$(6,515)	$54,881	$111,934	$(57,053)
Amortization of DAC	(19,580)	(18,689)	(891)	(55,033)	(65,151)	10,118

Change in DAC	$177	$7,583	$(7,406)	$(152)	$46,783	$(46,935)

Acquisition costs capitalized decreased $6.5 million to $19.8 million for the three months ended September 30, 2009 and $57.1 million to $54.9 million for the nine months ended September 30, 2009 compared to the same periods in 2008. These decreases are primarily related to the decrease in commission expenses and acquisition costs related to lower sales of our universal life products.
The amortization of DAC as a percentage of gross profits for the nine months ended September 30, 2009 remained relatively flat at 41.2% compared to 42.5% in the same period in 2008.

An increase in the lapse rate would cause an acceleration in DAC amortization/ (write-off); therefore controlling the lapse rate is an important measure of company performance. Average lapse/surrender rates in the Life segment have remained relatively unchanged with an annualized rate of 10.4% in the nine months ended September 30, 2009 compared to 10.2% in the same period in 2008.
The following table summarizes changes in the Life segment’s direct in-force amounts and direct policy counts:

	As of September 30,	As of September 30,
	2009	2008
	(in thousands)
Life Insurance in-force:
Traditional life	$46,270,129	$46,606,991
Interest sensitive life	23,151,676	23,449,047

Total life insurance in-force	$69,421,805	$70,056,038

	As of September 30,	As of September 30,
	2009	2008
	(in thousands)
Number of policies:
Traditional life	2,366,373	2,514,677
Interest sensitive life	173,770	174,673

Total life insurance policies	2,540,143	2,689,350

Life insurance in-force decreased $449.1 million to $69.4 billion in the nine months ended September 30, 2009 compared to an increase of $1.4 billion to $70.1 billion for the period ended September 30, 2008.

Annuity
The Annuity segment develops, sells, and supports a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, and employee agents.
Annuity segment financial results for the periods indicated were as follows:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Revenues:
Premiums	$58,284	$18,843	$39,441	$149,141	$90,489	$58,652
Other policy revenues	3,723	4,955	(1,232)	11,320	15,704	(4,384)
Net investment income	118,963	98,319	20,644	331,607	278,917	52,690
Other income (loss)	(2,168)	(1,506)	(662)	295	(4,550)	4,845

Total revenues	178,802	120,611	58,191	492,363	380,560	111,803

Benefits and expenses:
Policy benefits	63,776	25,433	38,343	170,584	111,137	59,447
Interest credited to policy account balances	84,320	64,252	20,068	231,414	175,311	56,103
Commissions	21,807	10,791	11,016	77,790	60,758	17,032
Other operating costs and expenses	14,511	10,438	4,073	43,794	32,910	10,884
Change in deferred policy acquisition costs	(9,650)	5,672	(15,322)	(41,117)	(18,257)	(22,860)

Total benefits and expenses	174,764	116,586	58,178	482,465	361,859	120,606

Income before other items and federal income taxes	$4,038	$4,025	$13	$9,898	$18,701	$(8,803)

Earnings remained relatively flat for the three months ended September 30, 2009 compared to the same period in 2008. For the nine months ended September 30, 2009, earnings decreased $8.8 million, compared to the same period in 2008. The decrease in the nine months ended September 30, 2009 was primarily due to increased operating costs and expenses. These costs increased $4.1 million and $10.9 million to $14.5 million and $43.8 million for the three and nine months ended September 30, 2009, respectively. These are discussed in further detail below.
Three and Nine Months ended September 30, 2009 compared with the Three and Nine Months ended September 30, 2008 — Annuity
Premiums
Annuity premium and deposit amounts received during the three and nine months ended September 30, 2009 and 2008 are shown in the table below:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Fixed deferred annuity	$287,528	$185,239	$102,289	$1,429,434	$1,233,331	$196,103
Equity indexed deferred annuity	56,497	17,878	38,619	119,701	61,305	58,396
Variable deferred annuity	26,221	22,909	3,312	67,452	83,112	(15,660)
Single premium immediate annuity (SPIA)	60,197	20,773	39,424	153,687	95,131	58,556

Total	430,443	246,799	183,644	1,770,274	1,472,879	297,395

Less: policy deposits	(372,159)	(227,956)	(144,203)	(1,621,133)	(1,382,390)	(238,743)

Total earned premiums	$58,284	$18,843	$39,441	$149,141	$90,489	$58,652

Fixed deferred annuity premiums and deposits increased $102.3 million to $287.5 million for the three months ended September 30, 2009 and $196.1 million to $1.4 billion for the nine months ended September 30, 2009 compared to the same periods in 2008. Equity indexed annuity premiums and deposits increased by $38.6 million to $56.5 million for the three months ended September 30, 2009 and $58.4 million to $119.7 million for the nine months ended September 30, 2009 as compared to the same periods in 2008. For the third quarter and nine months ended 2009, we continue to see an increase in sales of our fixed annuity products, primarily as a result of lower rates on competitive products such as CD’s and money market funds.

Premiums from single premium immediate annuities increased $39.4 million to $60.2 million for the three months ended September 30, 2009 and $58.6 million to $153.7 million for the nine months ended September 30, 2009 compared to the same periods in 2008. As noted in our fixed annuity discussion, our single premium immediate annuity premiums and deposits have also benefited from the lower rates on the various competitive fixed products.
Variable deferred annuity premiums and deposits increased $3.3 million to $26.2 million for the three months ended September 30, 2009 and decreased $15.7 million to $67.5 million for the nine months ended September 30, 2009 compared to the same periods in 2008. We believe the decline in the nine months ended September 30, 2009 is a continuation of investors seeking the safety of less volatile financial investments.
Other Policy Revenues
Other policy revenues declined to $3.7 million and $11.3 million for the three and nine months ended September 30, 2009, respectively, compared to $5.0 million and $15.7 million for the same periods in 2008, respectively. Income from surrender charges fell during the third quarter of 2009, as there was a change in the mix of surrenders between those which incurred surrender charges and those where policyholders utilized optional penalty-free withdrawal provisions.
Net Investment Income
Net Investment income increased to $119.0 million and $331.6 million for the three and nine months ended September 30, 2009, respectively compared to $98.3 million and $278.9 million for the same periods in 2008, respectively. The increase in the three and nine months ended September 30, 2009 was largely a result of an increase in fixed deferred annuity account values compared to the same periods in 2008. The increase in invested assets and the change in the derivative hedge total return (realized and unrealized gain/ (loss)) also added to the increases in net investment income. Refer to the Investments discussion for further analysis of net investment income.
Realized and unrealized gains or losses on the derivative hedge portfolio that supports the equity index annuities portfolio are recognized in earnings as investment income. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative option. The gain or loss on the embedded option is recognized in earnings as interest credited to policyholders. The following table details the gain or loss on derivatives related to equity indexed annuities (in thousands):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Derivative hedge gain/ (loss) included in net investment income	$6,103	$(4,005)	$10,108	$4,002	$(16,741)	$20,743

Embedded derivative gain/ (loss) included in interest credited	$(5,970)	$2,624	$(8,594)	$(6,708)	$16,942	$(23,650)

Interest Spread and Account Values
The table below shows the interest spreads for our annuity products.

	Nine Months Ended September 30,
	2009	2008
	(dollar amounts in thousands)
Fixed deferred annuity
Interest spread:
Dollar amount	$85,299	$83,382
Annualized rate	1.54%	1.71%

Variable deferred annuity
Mortality and expense charge:
Dollar amount	$2,942	$3,619
Annualized rate	1.14%	1.21%

Single premium immediate annuity (SPIA)
Gross interest and mortality margins:
Dollar amount	$5,404	$1,717
Annualized rate	0.98%	0.33%

Total annuity:
Gross interest margins including SPIA mortality:
Dollar amount	$93,645	$88,718
Annualized rate	1.59%	1.70%
Interest Spreads: The profits on fixed deferred annuity contracts and single premium immediate annuities are driven by interest spreads and, to a lesser extent, other policy fees. Target interest margins vary by product depending on such factors as the level and term of interest guarantees, interest bonuses, level of commissions, length of surrender charge periods and the level of inherent risk.
As shown in the table above, interest spreads on fixed deferred annuities decreased 17 basis points to 1.54% for the nine months ended September 30, 2009 from 1.71% for the same period in 2008. The portion of supporting assets comprised of cash holdings is a significant factor here. For the nine months ended September 30, 2009, our cash position increased from 4.09% to 4.97% of the portfolio. The yield on cash decreased 186 basis points from 3.63% in the nine months ended September 2008 to 1.77% in the nine months ended September 2009.
The average rate for variable annuity mortality and expense charges decreased 7 basis points for the nine months ended September 30, 2009 from 1.21% for the same period in 2008.

Account Values: In addition to interest margins, we monitor account values and changes in account values as a key indicator of the performance of our Annuity segment. The table below shows the account values and the changes in these values as a result of net inflows, fees, interest credited and market value changes for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)
Fixed deferred annuity:
Account value, beginning of period	$6,918,365	$6,210,456	$707,909
Net inflows	705,327	423,979	281,348
Fees	(8,365)	(12,068)	3,703
Interest credited	228,960	174,220	54,740

Account value, end of period	$7,844,287	$6,796,587	$1,047,700

Variable deferred annuity:
Account value, beginning of period	$309,011	$429,505	$(120,494)
Net inflows	13,735	21,604	(7,869)
Fees	(2,942)	(3,619)	677
Change in market value and other	60,943	(77,378)	138,321

Account value, end of period	$380,747	$370,112	$10,635

Single premium immediate annuity:
Reserve, beginning of period	$701,141	$693,137	$8,004
Net inflows	51,816	(15,614)	67,430
Interest and mortality	23,709	26,257	(2,548)

Reserve, end of period	$776,666	$703,780	$72,886

Fixed Deferred Annuity: For the nine months ended September 30, 2009, account values associated with fixed deferred annuities increased $925.9 million to $7.8 billion, compared to an increase of $586.1 million to $6.8 billion for the same period in 2008. The change in account value for 2009 was attributable to net inflows of $705.3 million and interest credited of $229.0 million less fees of $8.4 million. Sales of fixed deferred annuity products rose to $1.4 billion for the nine months ended September 30, 2009 compared to $1.2 billion in the same period of 2008. The sales of these products continued to increase in 2009 as rates on competing fixed products declined.
Fees charged against account values decreased $3.7 million to $8.4 million for the nine months ended September 30, 2009 compared to $12.1 million for the same period in 2008. These fees include withdrawal charges levied against policies being partially withdrawn or fully surrendered. Income from surrender charges continues to decline as we had a change in the mix of surrenders from 2008 to 2009 between products which earned surrender charges and products which include an option for certain penalty-free surrenders.
Variable Deferred Annuity: For the nine months ended September 30, 2009, variable deferred annuity account values increased $71.7 million to $380.7 million, compared to a decrease of $59.4 million to $370.1 million for the same period in 2008. The increase in account value for the nine months ended September 30, 2009 was mainly due to market appreciation. The decrease in value for the nine months ended September 30, 2008 is primarily a result of the weak financial markets in 2008.
Single Premium Immediate Annuity: For the nine months ended September 30, 2009, single premium immediate annuity reserves increased $75.5 million to $776.7 million, compared to an increase of $10.6 million to $703.8 million for the same period in 2008. This increase is due to reserves established on inflows from new sales and increases in reserves on existing policies due to interest and mortality charges. Net inflows for the nine months ended September 30, 2009 were $51.8 million, compared to net outflows of $15.6 million for the same period in 2008.
Policy Benefits
Benefits consist of annuity payments and reserve increases on single premium immediate annuity contracts. These benefits increased $38.3 million to $63.8 million for the three months ended September 30, 2009 and $59.4 million to $170.6 million for the nine months ended September 30, 2009 compared to the same periods in 2008. The changes for the three and nine months are primarily due to an increase in single premium immediate annuity in-force volume resulting from increased single premium immediate annuity sales.

Interest Credited to Policy Account Balances
Interest credited increased $20.1 million to $84.3 million for the three months ended September 30, 2009 and $56.1 million to $231.4 million for the nine months ended September 30, 2009 compared to the same periods in 2008. The increases in 2009 are primarily due to higher average fixed deferred annuity account balances and the change in embedded derivative total return (embedded derivative gain/ (loss)).
Commissions
Commissions increased $11.0 million to $21.8 million for the three months ended September 30, 2009 and $17.0 million to $77.8 million for the nine months ended September 30, 2009 compared to the same periods in 2008. The changes in the third quarter and nine months ended are primarily a result of increased sales of fixed deferred, equity indexed, and single premium immediate annuities.
Other Operating Costs and Expenses
Other operating costs and expenses increased $4.1 million to $14.5 million for the three months ended September 30, 2009 and $10.9 million to $43.8 million for the nine months ended September 30, 2009 compared to the same periods in 2008. These increases are attributable to defined benefit pension costs, fees incurred for compliance with Sarbanes-Oxley Act requirements, and information technology enhancements. We also experienced higher marketing expenses in our Independent Marketing Group, from increased sales.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Acquisition costs capitalized	$27,055	$14,452	$12,603	$91,897	$73,995	$17,902
Amortization of DAC	(17,405)	(20,124)	2,719	(50,780)	(55,738)	4,958

Change in DAC	$9,650	$(5,672)	$15,322	$41,117	$18,257	$22,860

Acquisition costs capitalized increased $12.6 million to $27.1 million for the three months ended September 30, 2009 and $17.9 million to $91.9 million for the nine months ended September 30, 2009 compared to the same periods in 2008. The increases in 2009 were the result of commissions and other costs related to increased sales of fixed annuities.
The amortization of DAC as a percentage of gross profits for the nine months ended September 30, 2009 and 2008 was 66.0% and 64.9%, respectively. The slight change in the ratio was primarily driven by lower gross profits in 2009.

Health
The Health segment is primarily focused on supplemental and limited benefit coverage products including Medicare Supplement insurance for the aged population as well as cancer and hospital surgical for the general population. Other health products include credit accident and health, employer-based stop loss, major medical and others.
Health segment financial results for the periods indicated were as follows:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
			(in thousands)
Revenues:
Premiums	$74,428	$72,688	$1,740	$224,001	$217,765	$6,236
Net investment income	4,031	4,183	(152)	12,080	12,416	(336)
Other income	2,729	3,459	(730)	7,757	10,145	(2,388)

Total revenues	81,188	80,330	858	243,838	240,326	3,512

Benefits and expenses:
Policy benefits	57,217	51,531	5,686	178,983	166,581	12,402
Commissions	11,226	11,491	(265)	34,038	32,090	1,948
Other operating costs and expenses	15,267	23,713	(8,446)	46,834	53,530	(6,696)
Change in deferred policy acquisition costs	423	1,503	(1,080)	4,262	4,641	(379)

Total benefits and expenses	84,133	88,238	(4,105)	264,117	256,842	7,275

(Loss) from operations before other items and federal income taxes	$(2,945)	$(7,908)	$4,963	$(20,279)	$(16,516)	$(3,763)

The Health segment experienced losses from operations of $2.9 million and $20.3 million for the three and nine months ended September 30, 2009, respectively, as compared to losses of $7.9 million and $16.5 million, respectively, for the same periods in 2008. During the three months ended September 30, 2009, the decrease in losses was due primarily to a decrease in other operating costs and expenses in comparison to 2008 when a reserve was established for a class action lawsuit (discussed below). There was also an increase in premiums earned on our hospital surgical and Medicare supplement products. The aforementioned decreases in losses were partially offset by an increase in policy benefits due to a high level of claims incurred in our major medical and Medicare supplement product lines for the three months ended September 30, 2009. During the nine months ended September 30, 2009, the decrease in earnings was primarily due to an increase in policy benefits attributable to growth in claims incurred on the Medicare supplement and hospital surgical product lines, which was partially offset by an increase in hospital surgical premiums and the absence of the legal reserve discussed above. These items are discussed in further detail below.
During the second quarter of 2009, we paid premium refunds as a result of a class action settlement made by us in May, 2007. The refunds on the credit accident and health product resulted in issuing $12.4 million of settlement payments comprised of credit accident and health premium refunds and other related damages and fees, to certain previously insured persons. The Health segment was fully reserved for this settlement and did not incur any related impact to its (loss) from operations during the nine months ended September 30, 2009. However, during the second quarter of 2009, several categories of the consolidated statements of income were impacted by the recording of the settlement as follows: premiums decreased by $4.3 million, other income decreased by $0.8 million, commissions decreased by $0.9 million, and other operating costs and expenses decreased by $4.3 million. For additional information on this settlement, refer to the discussion of the Perkins litigation in our Commitments and Contingencies footnote within the Notes to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.

The following tables summarize key data for the Health segment:

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Premiums		Premiums
	Dollars	Percentage	Dollars	Percentage
	(dollar amounts in thousands)
Medicare supplement	$32,517	43.7%	$29,786	41.0%
Managing general underwriter	3,280	4.4%	3,507	4.8%
Group	8,280	11.1%	7,804	10.7%
Major medical	7,007	9.4%	9,384	12.9%
Hospital surgical	12,886	17.3%	10,544	14.5%
Long term care	497	0.7%	581	0.8%
Supplemental insurance	2,037	2.7%	2,040	2.8%
Credit accident and health	5,924	8.0%	6,787	9.3%
All other	2,000	2.7%	2,255	3.2%

Total	$74,428	100%	$72,688	100%

	As of September 30, 2009		As of September 30, 2008
	Certificates / Policies		Certificates / Policies
	Number	Percentage	Number	Percentage
Medicare supplement	58,804	8.5%	59,533	8.1%
Managing general underwriter	116,227	16.8%	137,008	18.5%
Group	18,878	2.7%	19,435	2.6%
Major medical	3,834	0.6%	5,459	0.7%
Hospital surgical	15,790	2.3%	14,708	2.0%
Long term care	1,929	0.3%	2,094	0.3%
Supplemental insurance	97,743	14.1%	112,573	15.2%
Credit accident and health	311,738	45.1%	315,188	42.7%
All other	66,612	9.6%	72,918	9.9%

Total	691,555	100%	738,916	100%

Three Months ended September 30, 2009 compared with the Three Months ended September 30, 2008 - Health
Premiums
The Health segment’s earned premiums were $74.4 million for the three months ended September 30, 2009, compared to $72.7 million earned for the same period in 2008. The increase was primarily attributable to increased sales of our hospital surgical and Medicare supplement products. We continue to focus our marketing efforts primarily on our hospital surgical and Medicare supplement products. The foregoing increase was partially offset by a decline in the sales of our major medical product which we expect to continue in the near term.
Net Investment Income
Net investment income remained relatively flat at approximately $4.0 million and $4.2 million for the three months ended September 30, 2009 and 2008, respectively. Refer to the Investments discussion for further analysis.
Policy Benefits
The benefit ratio increased to 76.9% for the three months ended September 30, 2009, from 70.9% for same period in 2008. High levels of claims on the major medical and Medicare supplement products were primary contributors to the increase in the benefit ratio. The benefit ratio increase also reflects major medical and Medicare supplement products’ benefits costs outpacing their earned premium. This increase was partially offset by an improvement in the hospital surgical benefit ratio as a result of premium rate increases implemented during 2009.

Commissions
Commissions decreased by $0.3 million to $11.2 million for the three months ended September 30, 2009, from $11.5 million for the same period in 2008. This decrease was primarily due to a decline in premiums earned on our credit accident and health product which was caused by a decrease in the volume of business written through automobile dealers due to the tight credit markets.
Other Operating Costs and Expenses
Other operating costs and expenses decreased by $8.4 million to $15.3 million for the three months ended September 30, 2009 from $23.7 million for the same period in 2008. The decrease was primarily attributed to a reserve for the previously noted settlement payments being established in 2008. The foregoing decrease was partially offset by information technology consulting fees and legal expenses associated with health claims incurred in the three months ended September 30, 2009.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC expense for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)

Acquisition costs capitalized	$6,197	$5,592	$605
Amortization of DAC	(6,620)	(7,095)	475

Change in DAC	$(423)	$(1,503)	$1,080

The change in DAC expense was $0.4 million for the three months ended September 30, 2009, compared to $1.5 million for the same period in 2008. The change was primarily attributed to an increase in acquisition costs capitalized which was related to sales of our credit accident and health products. This increase in acquisition costs capitalized was due to a shift in sales by producers earning lower commission rates to producers earning higher commission rates. Generally, we expect the change in DAC expense to continue to follow changes in the in-force block by policy duration.
As of September 30, 2009, the Health segment related DAC was $70.6 million compared to $75.3 million as of September 30, 2008. The decrease in DAC primarily reflects a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments.
Nine Months ended September 30, 2009 compared with the Nine Months ended September 30, 2008 — Health

	Premiums
	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Dollars	Percentage	Dollars	Percentage
	(dollar amounts in thousands)
Medicare supplement	$92,695	41.4%	$90,691	41.6%
Managing general underwriter	17,021	7.6%	10,151	4.7%
Group	25,271	11.3%	25,185	11.6%
Major medical	22,944	10.2%	30,170	13.9%
Hospital surgical	37,960	16.9%	27,820	12.8%
Long term care	1,567	0.7%	2,086	1.0%
Supplemental insurance	6,243	2.8%	6,338	2.9%
Credit accident and health	13,873	6.2%	18,507	8.5%
All other	6,427	2.9%	6,817	3.0%

Total	$224,001	100%	$217,765	100%

Premiums
The Health segment’s earned premiums increased $6.2 million or 2.9% to $224.0 million for the nine month period ended September 30, 2009, compared to $217.8 million earned for the same period in 2008. Related to the previously noted settlement payments, we recorded a reversal of $4.3 million. Excluding the effect of the settlement payments, premiums increased $10.5 million during the nine months ended September 30, 2009. The increase was primarily attributable to an increase in premiums earned on our hospital surgical product as well as a one-time realized premium associated with the unwinding of an MGU agreement. The timing of the premium recognition for this pool was based on the timing of the settlements and participation based allocation in the first quarter of 2009. The aforementioned earned premium increases were partially offset by a decrease in premium earned on our major medical product, due to the run-off of the product.
As expected, major medical business continues to lapse in favor of less comprehensive hospital surgical coverage. As of September 30, 2009, there were about 3,800 major medical policies in-force compared to about 5,500 as of September 30, 2008, a decrease of 29.8%. We expect the major medical policies in-force to continue to decline at the current pace. This line of business is no longer competitively priced and new sales have diminished. However, major medical premiums will continue to influence Health segment results since the average premium per policy from this product may be at least twice that of other products sold. The decline in major medical is offset by the increase in hospital surgical policies to about 15,800 as of September 30, 2009 from 14,700 as of September 30, 2008. Medicare supplement policies decreased slightly by 1.2% to about 58,800 policies in-force as of September 30, 2009 from about 59,500 policies in-force as of September 30, 2008. We anticipate that Medicare supplement and hospital surgical policies will continue to be the main drivers of top line growth in 2009.
Net Investment Income
Net investment income remained relatively flat at approximately $12.1 million and $12.4 million for the nine months ended September 30, 2009 and 2008, respectively. Refer to the Investments discussion for further analysis.
Policy Benefits
The benefit ratio increased to 79.9% for the nine months ended September 30, 2009 from 76.5% for same period in 2008. The benefit ratio increase primarily reflects the Medicare supplement and hospital surgical products’ percentage increase of benefit costs outpacing the percentage increase in the related earned premium. Much of the increase was attributable to growth in the volume of claims incurred on the hospital surgical and major medical product line. The increase in claims on the hospital surgical line primarily resulted from aggressive rates and underwriting practices in prior periods. Rate increases to the hospital surgical line were made over the last two years, and we anticipate that these rate increases will positively impact our benefits ratio in the remainder of 2009. Our major medical product line also contributed to the increase in the benefit ratio as a result of two significantly large claims which were incurred earlier in 2009. Corrective rate actions to the hospital surgical and major medical lines continue to be made and we anticipate that these rate increases will continue to positively impact our benefits ratio for the remainder of 2009 and into 2010. The benefit ratios for these products improved by 10.0% in the second quarter and 12.0% in the third quarter of 2009. The 2008 results were impacted by expenses associated with litigation involving one MGU that resulted in $8.9 million of reinsurance write offs in the first quarter of 2008. We have terminated our relationship with this particular MGU.
Commissions
Commissions increased by $1.9 million to $34.0 million for the nine months ended September 30, 2009, from $32.1 million for the same period in 2008. This increase is primarily associated with the increase in premium from MGUs during the first quarter of 2009, as noted above, and an increase in premium earned on our hospital surgical line. The foregoing increase was partially offset by a decrease in commission due to a reduction in new production of our credit accident and health products.
Other Operating Costs and Expenses
Other operating costs and expenses decreased by $6.7 million to $46.8 million for the nine months ended September 30, 2009 from $53.5 million for the same period in 2008. We recorded a reversal of $4.3 million related to the settlement payments noted above. Excluding the effect of the settlement payments, other operating costs and expenses decreased $2.4 million during the nine months ended September 30, 2009. The decrease was primarily attributed to the absence of a legal reserve for the previously noted settlement payments which was established in September 2008. The foregoing decrease was partially offset by increases in an excise tax on reinsured foreign premiums, employee benefits, information technology consulting fees and a one-time marketing expense of $2.6 million for the write-off for agents’ balances as part of reconciliations performed in the second quarter of 2009.

Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC expense for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)
	(in thousands)

Acquisition costs capitalized	$12,117	$15,736	$(3,619)
Amortization of DAC	(16,379)	(20,377)	3,998

Change in DAC	$(4,262)	$(4,641)	$379

The change in DAC expense was $4.3 million for the nine months ended September 30, 2009 compared to $4.6 million for the same period in 2008. The change was primarily driven by a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments. Generally, we expect the change in DAC expense to continue to follow changes in the in-force block by policy duration.
As of September 30, 2009, the Health related DAC was $70.6 million compared to $75.3 million as of September 30, 2008. The decrease in DAC reflects a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments as well as a reduction in the acquisition costs capitalized due to the decline in new production of our credit accident and health product.
Property and Casualty
We write Property and Casualty business through our Multiple Line agents and Credit Insurance Division agents. We evaluate our Property and Casualty insurance operations based on the total underwriting results (net premiums earned less incurred losses and loss expenses, policy acquisition costs and other underwriting expenses) and the ratios noted in the table below.
Property and Casualty segment financial results for the periods indicated were as follows:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(dollar amounts in thousands)
Revenues:

Net premiums written	$303,609	$297,549	$6,060	$907,085	$916,398	$(9,313)

Net premiums earned	298,073	292,747	5,326	866,989	885,941	(18,952)
Net investment income	16,171	13,977	2,194	49,941	52,924	(2,983)
Other income	856	2,461	(1,605)	5,308	6,849	(1,541)

Total revenues	315,100	309,185	5,915	922,238	945,714	(23,476)

Benefits and expenses:
Policy benefits	222,196	223,311	(1,115)	714,041	720,430	(6,389)
Commissions	55,862	59,084	(3,222)	160,967	173,702	(12,735)
Other operating costs and expenses	33,788	41,491	(7,703)	93,271	100,372	(7,101)
Change in deferred policy acquisition costs	(4,947)	(1,216)	(3,731)	(11,677)	(10,573)	(1,104)

Total benefits and expenses	306,899	322,670	(15,771)	956,602	983,931	(27,329)

Income/(loss) from operations before other items and federal income taxes	$8,201	$(13,485)	$21,686	$(34,364)	$(38,217)	$3,853

Loss ratio	74.5%	76.3%	(1.8)	82.4%	81.3%	1.1
Underwriting expense ratio	28.4%	33.9%	(5.5)	28.0%	29.7%	(1.7)

Combined ratio	102.9%	110.2%	(7.3)	110.4%	111.0%	(0.6)

Property and Casualty earnings increased $21.7 million and $3.9 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The changes are primarily due to a decrease in catastrophe losses. In addition, for the three months ended September 30, 2009, premiums increased which reversed the trend that produced an overall decrease in premiums for the nine months ended September 30, 2009. These are discussed in further detail below.

Three Months ended September 30, 2009 compared with the Three Months ended September 30, 2008 — Property & Casualty
Net Premiums Written and Earned
Net premiums written increased $6.1 million to $303.6 million for the three months ended September 30, 2009 from $297.5 million for the same period in 2008. This change was primarily due to a $10.7 million increase in homeowners’ premium as rate increases implemented during the last twelve months begin to take effect. This increase was offset by a $2.8 million decrease in our Workers’ Compensation product due to lower payrolls during this period of high unemployment and a $2.2 million decrease in our auto business due to continued high levels of competition.
Net premiums earned increased $5.4 million to $298.1 million for the three months ended September 30, 2009 from $292.7 million for the three months ended September 30, 2008. This increase is driven primarily by our homeowners’ business, as rate increases assigned to policies continue to take effect and raise our average premium per policy. The increase is offset by a continued decline in Auto premiums as noted above.
Net Investment Income
Net investment income increased by $2.2 million to $16.2 million for the three months ended September 30, 2009 from $14.0 million for the same period in 2008. This increase was due to the decreased amount of cash we held during the three months ended September 30, 2009 compared to the same period in 2008. Refer to the Investments discussion for further analysis.
Policy Benefits
Policy benefits include claim losses and loss adjustment expenses (“LAE”) incurred on property and casualty policies. The third quarter of 2009 saw an improvement in the catastrophe loss experience from the very high levels experienced in the previous year. Relative to 2008, fewer and less severe catastrophes occurred during the third quarter in 2009. For the three months ended September 30, 2009 and 2008, we experienced net catastrophe losses of $22.9 million on nine catastrophes and $38.1 million on ten catastrophes, respectively. These catastrophe losses contributed 7.7% to the loss ratio for the third quarter of 2009, compared to 13.0% for the same period in 2008. The loss ratios were 74.5% and 76.3% for the three months ended September 30, 2009 and 2008, respectively, with the improvement from catastrophe losses being offset by the increase in frequency and severity of personal auto claims experience.
For the three months ended September 30, 2009, net unfavorable prior year loss and LAE development was $3.2 million compared to $7.9 million of net unfavorable prior year loss and LAE development and improvement of $4.7 million from the same period in 2008, as a result of worse than expected paid and incurred loss emergence across commercial multi-peril lines of business offset by savings on catastrophe claims.
Commissions and Change in Deferred Policy Acquisition Costs

	Three Months Ended September 30,
	2009	2008	Increase/ (Decrease)
	(in thousands)
Commissions	$55,862	$59,084	$(3,222)
Change in deferred policy acquisition costs	(4,947)	(1,216)	(3,731)

Commissions and change in deferred acquisition costs	$50,915	$57,868	$(6,953)

Commissions decreased $3.2 million to $55.9 million for the three months ended September 30, 2009 from $59.1 million for the same period in 2008. This decrease was primarily the result of a $2.2 million decrease in credit related insurance commissions due to a shift toward products with lower commission structures. Commissions decreased further as a result of decreases in our personal and commercial auto policies for the three months ended September 30, 2009.
The change in deferred acquisition costs for the three months ended September 30, 2009 was $3.7 million, which represented an increase to deferred policy acquisition costs and a decrease in expenses for the period compared to the same period in the prior year. This was primarily driven by a change in our deferral estimates during the second quarter of 2009, deferring less in some policies and more in others in order to improve our consistency among subsidiaries.

Other Operating Costs and Expenses
Other operating costs and expenses decreased $7.7 million to $33.8 million for the three months ended September 30, 2009 from $41.5 million for the same period in 2008. The decrease was due to the Farm Bureau lawsuit resulting in a one-time accrual of $7.4 million in expenses during the third quarter of 2008. For additional information on this lawsuit, refer to our Commitments and Contingencies footnote within the Notes to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.
The underwriting expense ratio decreased to 28.4% for the three months ended September 30, 2009 from 33.9% for the same period in 2008. The decrease in the underwriting expense ratio during the third quarter of 2009, as compared to the same period in 2008, was primarily the result of the lawsuit expense noted above, combined with a greater amount of expenses being deferred through our updated deferral estimates noted in the discussion of “Commissions and Changes in Deferred Policy Acquisition Costs” above.
Products
The following table shows net premiums written and earned and key ratios for our auto, homeowners, agribusiness, credit related property and other policies for the three months ended September 30, 2009, and 2008:

	Automobile	Homeowner	Agribusiness	Credit Related	Other	Total
	(dollar amounts in thousands)
Three Months Ended September 30, 2009

Net premiums written	$136,595	$62,075	$26,714	$39,723	$38,502	$303,609

Net premiums earned	$138,212	$56,229	$26,730	$35,889	$41,013	$298,073

Loss ratio	75.0%	92.3%	86.1%	37.5%	73.5%	74.5%
Underwriting expense ratio	23.6%	21.9%	36.3%	61.9%	19.1%	28.4%

Combined ratio	98.6%	114.2%	122.4%	99.4%	92.6%	102.9%

Three Months Ended September 30, 2008

Net premiums written	$138,746	$51,409	$26,731	$38,451	$42,212	$297,549

Net premiums earned	$141,642	$45,632	$26,862	$34,730	$43,881	$292,747

Loss ratio	64.4%	128.8%	67.3%	37.1%	96.7%	76.3%
Underwriting expense ratio	27.7%	41.4%	34.7%	66.1%	20.5%	33.9%

Combined ratio	92.1%	170.2%	102.0%	103.2%	117.2%	110.2%

The following is a discussion of our most significant products:
Automobile: Net premiums earned decreased $3.4 million, or 2.4%, for the three months ended September 30, 2009 compared to the same period in 2008, due to continued price competition. Rate reductions in certain policies have begun to take effect, while rate increases in others have caused a loss of policies, resulting in a slight decrease in both the number of policies and the average premium per policy.
The loss ratio for the period ended September 30, 2009 and 2008 increased 10.6% to 75.0% from 64.4% for the same period in 2008. The combined ratios for the three months ended September 30, 2009 and 2008 were 98.6% and 92.1%, respectively. The increase in the combined ratio was primarily the result of an increase in severity of auto claims, offset by the reduction in our underwriting expense ratio to 23.6% from 27.7%. This reduction in underwriting expense was primarily driven by the change in the deferral methodology discussed above, which decreased the auto expense for the quarter by $6.5 million.
Homeowners: Net premiums earned increased $10.6 million to $56.2 million for the three months ended September 30, 2009 from $45.6 million for the same period in 2008. This increase is a result of rate increases to policies that are beginning to take effect and increase our average premium per policy.

The loss ratios for the three months ended September 30, 2009 and 2008 were 92.3% and 128.8%, respectively. The significant improvement in the loss ratio for 2009 compared to 2008 is due to the decreased level of catastrophe losses during the third quarter of 2009 as compared to the high levels we experienced in 2008. Net catastrophe losses for all lines of business combined in the third quarter of 2009 were $22.9 million, compared to approximately $38.1 million for the same period in 2008. The underwriting expense ratio experienced a significant decline, decreasing to 21.9% from 41.4% for the three months ended September 30, 2009 and 2008, respectively. This decrease was primarily the result of the lawsuit expense noted in the “Other Operating Costs and Expenses” discussion above, combined with a greater amount of expenses being deferred through our updated deferral estimates noted in the discussion of “Commissions and Changes in Deferred Policy Acquisition Costs” above.
Agribusiness: Premium earned remained flat for the three months ended September 30, 2009 and 2008. The loss ratios for the three months ended September 30, 2009 and 2008 were 86.1% and 67.3%, respectively. The change in the loss ratio reflects an increase in policy benefits of $5.0 million, or 27.4%, primarily due to an increase in non-catastrophe events.
Credit related property: Net premiums earned increased to $35.9 million from $34.7 million for the three months ended September 30, 2009 and 2008, respectively. The increase in revenue is due to an increase in our Collateral Protection line of business as lenders move to protect their consumer lending products, offset by the decrease in our Guaranteed Auto Protection (“GAP”) product as a result of a continued decline in auto sales. GAP insurance covers the amount of indebtedness in excess of the insured value of the car. With the decline in auto sales fewer transactions take place, reducing our opportunity to sell this product.
The loss ratios for the three months ended September 30, 2009 and 2008 were 37.5% and 37.1%, respectively, while the expense ratios were 61.9%, and 66.1%, respectively. The slight increase in the loss ratio is attributable to a continued increase in the frequency and severity of GAP claims during the third quarter of 2009 and the decrease in the underwriting expense ratio was due to the one time lawsuit expense during third quarter 2008 noted in the “Other Operating Costs and Expenses” section above.
Nine Months ended September 30, 2009 compared with the Nine Months ended September 30, 2008 — Property & Casualty
Net Premiums Written and Earned
Net premiums written decreased $9.3 million to $907.1 million for the nine months ended September 30, 2009 from $916.4 million for the same period in 2008. This change was primarily due to a $13.6 million decrease in auto net premiums written, and a $5.6 million decrease in workers’ compensation insurance net written premium partially offset by a $13.0 million increase in homeowner premiums.
The decrease in auto business is due to continued high levels of competition in this line. The decrease we are experiencing in workers compensation net written premium is due to the current economic environment as lower payrolls result in lower premiums written and earned. We expect this to continue in the short-term until the economy shows signs of recovery and job growth and payrolls begin to rebound. The increase in homeowners’ premium is due to rate increases beginning to take effect, increasing our average premium per policy by approximately 10.0% for the nine months ended September 30, 2009 as compared to the same period in 2008.
Net premiums earned decreased $18.9 million to $867.0 million for the nine months ended September 30, 2009 from $885.9 million for the nine months ended September 30, 2008. This decrease was primarily the result of a $20.4 million decrease in auto premiums earned, and a $3.8 million decrease in workers’ compensation, offset by a $2.9 million increase in homeowners’ premiums; all as noted above.
Net Investment Income
Net investment income decreased by $3.0 million to $49.9 million for the nine months ended September 30, 2009 from $52.9 million for the same period in 2008. This decrease was due to the increased amount of cash in our investment portfolio during the nine months ended September 30, 2009 compared to the same period in 2008. As investing opportunities arise, we are reinvesting the cash held in primarily fixed maturity securities. Refer to the Investments discussion for further analysis.
Policy Benefits
Policy benefits decreased $6.4 million to $714.0 million for the nine months ended September 30, 2009 from $720.4 million for the same period in 2008. The decrease was due to a $31.8 million improvement in the record catastrophe loss experience from the previous year as fewer and less severe catastrophes occurred during the nine months ended September 30, 2009, compared to the same period in 2008. We experienced net catastrophe losses of $88.9 million on twenty-six catastrophes during the nine months ended September 30, 2009 and $120.7 million on thirty-five catastrophes during the nine months ended September 30, 2008. This improvement was offset by an increase in the claim experience of our auto lines by $11.0 million, workers’ compensation insurance product of $3.6 million, and an increase of $3.3 million from our credit insurance products. These are discussed in further detail in the “Products” discussion below.

The loss ratios were 82.4% and 81.3% for the nine months ended September 30, 2009 and 2008, respectively. The primary factor in the increased loss ratio was lower net earned premiums and increased benefits in certain products during 2009 as compared to 2008, offset by the decrease in catastrophe losses. Catastrophe losses contributed 10.3% and 13.6% to the loss ratio for the first nine months of 2009 and 2008, respectively.
For the nine months ended September 30, 2009, net favorable prior year loss and LAE development was $16.0 million compared to $25.3 million of net favorable prior year loss and LAE development for the same period in 2008, as a result of better than expected paid and incurred loss emergence across several lines of business (personal auto, commercial auto, agribusiness and commercial multi-peril lines) as well as savings on catastrophe claims. This favorable emergence was offset by adverse development for the workers’ compensation and homeowners’ lines of business.
Commissions and Change in Deferred Policy Acquisition Costs

	Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)
	(in thousands)
Commissions	$160,967	$173,702	$(12,735)
Change in deferred policy acquisition costs	(11,677)	(10,573)	(1,104)

Commissions and change in deferred acquisition costs	$149,290	$163,129	$(13,839)

Commissions decreased $12.7 million to $161.0 million for the nine months ended September 30, 2009 from $173.7 million for the same period in 2008. This decrease was primarily the result of a $9.4 million decrease in credit related insurance commissions due to a shift toward products with lower commission structures. Commissions on personal and commercial auto policies for the nine months ended September 30, 2009 also decreased as compared to the same period in 2008 due to reductions in net earned premiums.
The change in deferred acquisition costs for the nine months ended September 30, 2009 was $1.1 million, which represented a reduction to deferred policy acquisition costs and a decrease in expenses for the period. This was primarily driven by changes in the product mix within our credit related property lines towards products that have lower commission structures, resulting in fewer additions to DAC as compared to the same period in 2008.
Other Operating Costs and Expenses
Other operating costs and expenses decreased $7.1 million to $93.3 million for the nine months ended September 30, 2009 from $100.4 million for the same period in 2008. The underwriting expense ratio decreased slightly to 28.0% from 29.7% for the nine months ended September 30, 2009 and 2008, respectively. This was primarily the result of a certain lawsuit resulting in a one-time accrual of $7.4 million in expenses during the third quarter of 2008 noted in our three month discussion above.

Products
The following table shows net premiums written and earned and key ratios for our auto, homeowners, agribusiness, credit related property and other policies for the nine months ended September 30, 2009, and 2008:

	Automobile	Homeowner	Agribusiness	Credit Related	Other	Total
	(dollar amounts in thousands)
Nine Months Ended September 30, 2009

Net premiums written	$418,002	$165,821	$79,293	$109,025	$134,944	$907,085

Net premiums earned	$406,010	$154,047	$79,322	$104,748	$122,862	$866,989

Loss ratio	79.7%	116.9%	95.3%	41.7%	74.1%	82.4%
Underwriting expense ratio	21.1%	22.4%	36.2%	60.8%	24.4%	28.0%

Combined ratio	100.8%	139.3%	131.5%	102.5%	98.5%	110.4%

Nine Months Ended September 30, 2008

Net premiums written	$431,639	$152,841	$79,490	$110,511	$141,917	$916,398

Net premiums earned	$426,426	$151,122	$78,644	$101,059	$128,690	$885,941

Loss ratio	73.3%	125.1%	100.0%	39.9%	77.4%	81.3%
Underwriting expense ratio	23.5%	29.7%	32.6%	64.7%	21.2%	29.7%

Combined ratio	96.8%	154.8%	132.6%	104.6%	98.6%	111.0%

The following is a discussion of our most significant products:
Automobile: Net premiums earned decreased $20.4 million, or 4.8%, for the nine months ended September 30, 2009 compared to the same period in 2008, due to continued competition in the product line. Rate increases are now being implemented which should result in improved operating results for the remainder of 2009 and into 2010. The end result should be a better priced and higher quality product line.
The loss ratios for the period ended September 30, 2009 and 2008 were 79.7% and 73.3%, respectively. The increase of the ratio is primarily due to the decrease in premiums noted above, and the increase in the severity of claims. The increase in loss severity is due to increased bodily injury claims, increased litigation costs and increased property damage liabilities. The combined ratios for the nine months ended September 30, 2009 and 2008 were 100.8% and 96.8%, respectively.
Homeowners: Net premiums earned increased $2.9 million to $154.0 million for the nine months ended September 30, 2009 from $151.1 million for the same period in 2008. The increase in premiums is due to rate increases across the entirety of our product line. The increase in premiums is partially offset by the approximately 4,500 in-force policy decrease during the first nine months of 2009 as compared to 2008. The rate actions combined with our focus on increasing insured values on existing policies should result in a higher quality product line.
The loss ratios for the nine months ended September 30, 2009 and 2008 were 116.9% and 125.1%, respectively. The decrease in the loss ratio for 2009 compared to 2008 is due to the decrease in catastrophe losses, offset by lower net premiums earned during the first half of the year. The underwriting expense ratio decreased to 22.4% from 29.7% for the nine months ended September 30, 2009 and 2008, respectively. This decrease was primarily the result of the lawsuit expense noted in the “Other Operating Costs and Expenses” discussion above, combined with a greater amount of expenses being deferred through our updated deferral estimates noted in the discussion of “Commissions and Changes in Deferred Policy Acquisition Costs” above.
Agribusiness: Net premiums earned increased slightly to $79.3 million for the nine months ended September 30 2009, compared to the same period in 2008. This increase is primarily the result of rate increases initiated during the prior year that are being earned in the first three quarters of 2009, and a slight increase in the number of policies.
The loss ratios for the nine months ended September 30, 2009 and 2008 were 95.3% and 100.0%, respectively. The change in the loss ratio reflects an improvement in our underwriting and lower catastrophe losses in this line, equating to $3.1 million less of policy benefit expense during the first three quarters of 2009. This also represents expected variability in this line, which is sensitive to the frequency and severity of storm and weather related losses. Our focus on disciplined underwriting will assist us in achieving the profitability potential of this product in the long term.

Credit related property: Net premiums earned were $104.7 million and $101.1 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in revenue is due to an increase in our collateral protection line of business as lenders move to protect their consumer lending products, offset by the decrease in our GAP product as a result of declining auto sales. We expect the current economic recession combined with increased lending standards to continue the reduction in the demand for credit and credit related insurance products. However, as credit standards are tightened, we expect to write higher quality business and to continue to add new business partners as the economy shows signs of recovery. In the current economic environment, we expect our collateral protection product to continue to grow until the economy begins to recover, at which time we expect the sales of our GAP products to increase.
The loss ratios for the nine months ended September 30, 2009 and 2008 were 41.7% and 39.9%, respectively, while the expense ratios were 60.8%, and 64.7%, respectively. The increase in the loss ratio is attributable to an increase in frequency and severity of GAP claims during the first three quarters of 2009 as compared to the same period in 2008, as policy benefits in this line increased 75.5% to $10.4 million during this time. Slowing auto sales have driven down the replacement values of most vehicles, thus creating a larger difference between a vehicle’s value and its indebtedness. The decrease in the expense ratio mainly reflects a decrease in commission expense relative to earned premium as compared to the prior year. This is attributable to a shift in product mix during the first three quarters of 2009 towards products that have lower commission structures.
Corporate & Other
Corporate and Other primarily includes the capital not allocated to support our insurance business segments. Investments include publicly traded equities, real estate, mortgage loans, high-yield bonds, venture capital partnerships, mineral interests and tax-advantaged instruments. Refer to the Investments discussion for further analysis. Our registered investment advisor subsidiary also manages a family of mutual funds and earns management fees, which are insignificant to the overall segment results.
Corporate and Other segment financial results for the periods indicated were as follows:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Revenues:

Net investment income	$27,377	$35,639	$(8,262)	$69,988	$98,663	$(28,675)
(Loss) from sale of investments, net	(935)	(201,985)	201,050	(83,144)	(211,903)	128,759
Other income	4,254	4,522	(268)	12,415	14,439	(2,024)

Total revenues	30,696	(161,824)	192,520	(741)	(98,801)	98,060

Benefits and expenses:
Other operating costs and expenses	16,623	3,983	12,640	37,118	38,577	(1,459)

Total benefits and expenses	16,623	3,983	12,640	37,118	38,577	(1,459)

Income/(loss) from operations before other items and federal income taxes	$14,073	$(165,807)	$179,880	$(37,859)	$(137,378)	$99,519

Three Months and Nine Months ended September 30, 2009 compared with the Three Months and Nine Months ended September 30, 2008
Total income (loss) from operations before other items and federal income taxes increased $179.9 million and $99.5 million to a gain of $14.1 million and a loss of $37.9 million for the three and nine months ended September 30, 2009, respectively, from losses of $165.8 million and $137.4 million for the same periods in 2008. We recorded other-than-temporary impairments of $4.2 million and $78.3 million on security investments during the three and nine months ended September 30, 2009, respectively, due to market volatility.
In accordance with our investment asset allocation process, the illiquid credit market and the other-than-temporary impairments recorded required us to reallocate some invested assets, including additional cash, from the Corporate and Other segment to the insurance segments in 2009. The reallocation resulted in a decrease in net investment income for the Corporate and Other segment.

We issue participating life insurance policies in which our policyholders share in our investment gains and/or losses. In the nine months ended September 30, 2009, we allocated a portion of our realized losses to participating policyholders. The allocation is done through an adjustment to other operating costs and expenses in our Corporate and Other segment and resulted in the other operating costs and expenses for the three and nine months ended September 30, 2009 being significantly lower when compared to the same periods in 2008.
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

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$354,932	$243,898
Investing activities	(1,083,110)	(811,426)
Financing activities	755,449	464,486

Net increase (decrease) in cash	$27,271	$(103,042)

The slight increase in operating cash flows primarily relates to a decrease in our realized losses on investments in the nine months ended September 30, 2009 compared to the same period in 2008.
Cash flows used in investing activities increased primarily due to increased investments in fixed income securities and short-term investments offset by the decrease in mortgage loans in the nine months ended September 30, 2009 compared to the same period in 2008.
Increased deposits on annuity products contributed to the increase in cash provided by financing activities for the nine months ended September 30, 2009 from the same period in 2008. Annuity sales are recorded as part of the cash flows from financing activities in accordance with U.S. GAAP rules.
Capital Resources
Our capital resources at September 30, 2009 and December 31, 2008 consisted of stockholders’ equity summarized as follows:

	As of September 30,	As of December 31,	Increase/
	2009	2008	(Decrease)
	(in thousands)
Equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,327,801	$3,355,004	$(27,203)
AOCI, net of tax	108,830	(221,148)	329,978

Total stockholders’ equity	$3,436,631	$3,133,856	$302,775

We have notes payable on our consolidated statement of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we are required to consolidate into our results in accordance with accounting rules. The lenders for the notes payable have no recourse to us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the joint ventures, which totaled $18.7 million at September 30, 2009.
Total stockholders’ equity in the nine month period ended September 30, 2009 increased $302.8 million as a result of unrealized gains on marketable equity securities, offset by the net loss of $19.4 million and $61.8 million in dividends paid to stockholders.

Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. As of September 30, 2009, the levels of our insurance subsidiaries’ surplus and risk-based capital exceeded the minimum risk-based capital requirements of the National Association of Insurance Commissioners. As of September 30, 2009, on a stand-alone basis the surplus of American National Insurance Company, the parent company, increased from the level recorded at December 31, 2008.
Contractual Obligations
Our future cash payments associated with loss and LAE reserves, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2008. We expect to have the capacity to repay and/or refinance these obligations as they come due.
Off Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans which are discussed under “Commitments and Contingencies” in the footnotes to the consolidated financial statements above. In 2010, the third-party marketing operation plans to renegotiate the bank loans. If these renegotiations are unsuccessful, we would have to pay the bank loans during the second quarter of 2010 using the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on the guarantees.
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

Composition of Invested Assets
The following summarizes the carrying values of our investment portfolio by asset class as of September 30, 2009 and December 31, 2008 (other than investments in unconsolidated affiliates):

	As of:
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Bonds held-to-maturity, at amortized cost	$7,287,406	44.7%	$6,681,837	45.9%
Bonds available-for-sale, at fair value	4,188,674	25.7%	3,820,837	26.3%
Preferred stock, at fair value	30,555	0.2%	48,822	0.3%
Common stock, at fair value	991,835	6.1%	853,530	5.9%
Mortgage loans, at amortized cost	2,096,286	12.9%	1,877,053	12.9%
Policy loans, at outstanding balance	360,596	2.2%	354,398	2.4%
Investment real estate, net of depreciation	590,233	3.6%	528,905	3.6%
Short-term investments	650,482	4.0%	295,170	2.0%
Other invested assets	93,859	0.6%	85,151	0.7%

Total investments	$16,289,926	100%	$14,545,703	100%

Total invested assets increased by $1.8 billion to $16.3 billion as of September 30, 2009 from $14.5 billion as of December 31, 2008. The increase in our invested assets in the nine months ended September 30, 2009 was a reflection of increasing account values in fixed deferred annuities and market improvements. The securities industry, while not back to business-as-usual, has taken some comfort in a rising stock market, modest inflation, and significant spread compression. The rising market in concert with spread compression in fixed income securities has lowered borrowing costs and provided an opportunity for companies to rebuild their balance sheets.
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
As of September 30, 2009, 100% of our common stock are considered to be Level 1 securities as their fair values are determined by observable market prices.
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
Corporate Bonds
During the second quarter of 2009, we adopted new accounting guidance, which significantly modified the rules regarding other-than-temporary impairments on bonds (see Note 2 to the consolidated financial statements for further information on our adoption of new accounting guidance). Bonds were subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 35% or more below our cost at the reporting date and had been below cost by some amount continuously for nine months, c) the issue had been downgraded by a national rating agency, or d) the issuer had widely publicized financial problems. Once a bond is determined as needing further review, it was subjected to a three part test:
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
Equity
Equity investments are subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 25% or more below our cost at the reporting date and had been below cost by some amount continuously for six months, or c) the issuer had widely publicized financial problems. Equity investments were evaluated individually to determine the reason for the decline in fair value and whether such decline was other than temporary. The individual determination included multiple factors including our ability and intent to hold the security, performance of the security against other securities in its sector; historical price/earnings ratios together with forecast earnings, stock re-purchase programs, and other information specific to each issue.
Real Estate, Mortgage Loan, and other
We perform a quarterly review of assets to determine if there are any valuation issues. We evaluate various information on each asset including but not limited to payment history, property inspection, tenant creditworthiness, guarantees and the effect of economic conditions. Once we determine there is a possible adverse change in the condition of the investment, we complete debt service coverage analysis, appraisals and comparisons to similar properties to determine if the investment has valuation impairment.

In the first quarter of 2009, we recorded $68.1 million in other-than-temporary impairments. With the change in the rules from new accounting guidance, we recorded $6.0 million in the second quarter and $4.2 million in the three months ended September 30, 2009, making a total of $78.3 million for the nine months ended September 30, 2009. No other-than-temporary impairment was recorded in the first three quarters of 2009 as a result of a change in our intent and ability to hold to recovery. The following summarizes our other-than-temporary impairments by investment type:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
	(in thousands)
Corporate bonds	$(10,046)	$(165,802)
Equities:
Financial services	(22,295)	(125,518)
Other	(45,494)	(74,231)
Mortgage loans	—	(740)
Real estate	(500)	(745)

Total other-than-temporary impairment charges	$(78,335)	$(367,036)

The impairments recognized for the nine months ended September 30, 2009 between fixed maturities and equity securities were $10.1 million and $67.8 million, respectively. Of these impairments, $30.0 million of corporate bond and equity impairments relate to the financial services industry. For the nine months ending September 30, 2009, we have received the principal and interest in accordance with the contractual terms with the exception of one bond which represents 1.3% of our total bond impairments and less .02% of our total securities impairments.
We will continue to analyze our investments and record any necessary impairment. A material (±10%) change in the fair value of securities might require additional impairments. These further impairments would also have little or no effect on our liquidity. We do not rely on the sale of securities to meet our cash flow needs.
Fixed Maturity Securities
We allocate most of our fixed maturity securities to support our insurance business. The following table identifies the fixed maturity securities by type as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009
		Unrealized	Unrealized		% of Fair
	Amortized Cost	Gains	Losses	Fair Value	Value
	(dollar amounts in thousands)
Corporate bonds	$9,376,557	$433,526	$(219,455)	$9,590,628	82.1%
Mortgage-backed securities	1,101,647	37,282	(53,542)	1,085,387	9.3%
States and political subdivisions	812,898	41,854	(763)	853,989	7.3%
Collateralized debt securities	33,643	1,097	(3,147)	31,593	0.3%
US Treasury and government agencies	24,709	851	—	25,560	0.2%
Foreign governments	33,991	5,094	—	39,085	0.3%
Other debt securities	48,976	2,733	(28)	51,681	0.5%

Total fixed income	$11,432,421	$522,437	$(276,935)	$11,677,923	100%

	As of December 31, 2008
		Unrealized	Unrealized		% of Fair
	Amortized Cost	Gains	Losses	Fair Value	Value
	(dollar amounts in thousands)
Corporate bonds	$8,797,605	$78,016	$(973,944)	$7,901,677	79.2%
Mortgage-backed securities	1,194,595	17,912	(78,274)	1,134,233	11.4%
States and political subdivisions	746,825	10,766	(21,088)	736,503	7.4%
Collateralized debt securities	65,417	463	(9,984)	55,896	0.6%
US Treasury and government agencies	14,946	1,246	—	16,192	0.2%
Foreign governments	33,975	5,813	—	39,788	0.4%
Other debt securities	88,034	81	(2,864)	85,251	0.8%

Total fixed income	$10,941,397	$114,297	$(1,086,154)	$9,969,540	100%

At September 30, 2009, our fixed maturity securities had an estimated fair market value of $11.7 billion, which was $245.5 million (2.1% ) above the amortized cost. At December 31, 2008, our fixed maturity securities had an estimated fair market value of $10.0 billion, which was $971.9 million (8.9% ) below the amortized cost. The 21.4% increase in corporate bonds from $7.9 billion as of December 31, 2008 to $9.6 billion as of September 30, 2009, was caused by new purchases made to support net annuity sales and an increase in valuation of available-for-sale bonds as a result of improving market perceptions of credit quality and the resulting spread narrowing. The 4.3% decrease in the fair value of mortgage backed securities to $1.1 billion as of September 30, 2009 is due to normal pay down activity.
The following tables summarize the fixed income portfolio’s contractual maturities, as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009
	Amortized Cost	Percent	Estimated Fair Value	Percent
	(dollar amounts in thousands)
Bonds held-to-maturity
Due in one year or less	$133,071	1.8%	$133,236	1.8%
Due after one year through five years	3,344,401	45.9%	3,459,035	46.2%
Due after five years through ten years	3,077,303	42.2%	3,156,312	42.1%
Due after ten years	726,780	10.0%	736,040	9.8%
Without single maturity date	5,851	0.1%	4,626	0.1%

Total bonds held-to-maturity	$7,287,406	100%	$7,489,249	100%

Bonds available-for-sale
Due in one year or less	$134,379	3.2%	$135,270	3.2%
Due after one year through five years	1,871,955	45.2%	1,886,901	45.0%
Due after five years through ten years	1,514,999	36.5%	1,531,206	36.6%
Due after ten years	613,406	14.8%	627,008	15.0%
Without single maturity date	10,276	0.3%	8,289	0.2%

Total bonds available-for-sale	$4,145,015	100%	$4,188,674	100%

Total	$11,432,421		$11,677,923

	As of December 31, 2008
	Amortized Cost	Percent	Estimated Fair Value	Percent
	(dollar amounts in thousands)
Bonds held-to-maturity
Due in one year or less	$335,885	5.0%	$334,044	5.4%
Due after one year through five years	2,880,344	43.1%	2,674,238	43.5%
Due after five years through ten years	2,722,138	40.7%	2,436,099	39.6%
Due after ten years	737,619	11.1%	700,052	11.4%
Without single maturity date	5,851	0.1%	4,270	0.1%

Total bonds held-to-maturity	$6,681,837	100%	$6,148,703	100%

Bonds available-for-sale
Due in one year or less	$154,877	3.6%	$153,727	4.0%
Due after one year through five years	1,359,792	31.9%	1,237,037	32.4%
Due after five years through ten years	2,012,462	47.2%	1,733,270	45.3%
Due after ten years	722,153	17.0%	689,786	18.1%
Without single maturity date	10,276	0.3%	7,017	0.2%

Total bonds available-for-sale	$4,259,560	100%	$3,820,837	100%

Total	$10,941,397		$9,969,540

Fixed income securities’ estimated fair value, due in one year or less, decreased $219.3 million to $268.5 million as of September 30, 2009 from $487.8 million as of December 31, 2008. As in the second quarter, the decrease is due to the maturing of certain bonds during the nine months ended September 30, 2009.

The following table identifies the total invested assets by credit quality as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009			As of December 31, 2008
			% of Fair			% of Fair
	Amortized Cost	Fair Value	Value	Amortized Cost	Fair Value	Value
	(dollar amounts in thousands)
AAA	$1,368,228	$1,410,630	12.1%	$1,671,643	$1,644,481	16.5%
AA+	177,614	185,640	1.6%	66,610	68,221	0.7%
AA	185,578	195,586	1.7%	599,490	571,982	5.7%
AA-	516,538	513,901	4.4%	378,795	344,047	3.5%
A+	856,915	912,062	7.8%	1,096,073	1,046,621	10.5%
A	1,595,830	1,662,322	14.2%	1,704,256	1,636,806	16.4%
A-	1,493,286	1,551,471	13.3%	1,475,569	1,297,590	13.0%
BBB+	1,560,224	1,617,195	13.8%	1,289,245	1,141,339	11.4%
BBB	1,916,431	1,974,483	16.9%	1,440,290	1,226,227	12.3%
BBB-	808,701	788,049	6.7%	536,972	433,461	4.3%
BB+ and below	953,076	866,584	7.5%	682,454	558,765	5.7%

Total	$11,432,421	$11,677,923	100%	$10,941,397	$9,969,540	100%

Our exposure to below investment grade securities has increased during the nine months ending September 30, 2009 as a result of downgrades including frequent multiple step downgrades. At 7.5% of our fixed maturity portfolio, the exposure is acceptable to management, particularly since it contains a number of securities purchased below investment grade as part of a high yield portfolio. We have reached our portfolio target allocations for BBB’s and now will only invest in them as assets grow or BBB’s mature. Corporate bonds represent $9.6 billion or 82.1% of our invested assets at fair value, as of September 30, 2009.
Equity Securities
We have invested $1.0 billion, or 6.3% of our invested assets, in a well diversified equity investment portfolio. Of these equity securities 96.8% are invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.2% of the equity portfolio is invested in publicly traded preferred stock.
We carry our equity portfolio at fair value based on quoted market prices obtained from independent pricing services. The amortized cost and estimated fair market value of the equity portfolio as of September 30, 2009 and December 31, 2008 are:

	September 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Common stock	$739,712	$263,161	$(11,038)	$991,835
Preferred stock	30,359	5,528	(5,332)	$30,555

Total	$770,071	$268,689	$(16,370)	$1,022,390

	December 31, 2008
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Common stock	$820,908	$115,692	$(83,070)	$853,530
Preferred stock	60,718	3,609	(15,505)	48,822

Total	$881,626	$119,301	$(98,575)	$902,352

Our common stock portfolio is summarized below:

	Nine Months Ended September 30,	Year Ended December 31,
	2009	2008
Common stock securities
Consumer goods	20%	20%
Energy and utilities	13%	13%
Financials	16%	16%
Healthcare	11%	13%
Industrials	9%	8%
Information technology	15%	13%
Materials	3%	2%
Communication	4%	5%
Mutual funds	9%	10%

Total	100%	100%

The 2.0% decrease in the Healthcare and the 2.0% increase in the Information Technology sector are the result of relative market prices. None of the changes represent a shift in our diversification goals.
Mortgage Loans
We invest primarily in commercial mortgage loans that are diversified by property type and geography. We do not make residential mortgage loans; therefore, we have no direct exposure to sub-prime or Alt A mortgage loans. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used as a component of fixed income investments that support our insurance liabilities. Mortgage loans comprised 12.9% of total invested assets at September 30, 2009. Mortgage loans on real estate are recorded at carrying value, which is comprised of the original cost, net of repayments, amortization of premiums, accretion of discounts, unamortized deferred revenue and valuation allowances. If at any point mortgage loans are deemed to be impaired, they are adjusted so that the reported value is equal to fair value as of the impairment date.
As the economy has deteriorated, commercial mortgage loans have come under pressure from bankrupt retailers, contracting office tenants, reduced business and pleasure travel, and other business difficulties. Difficult credit markets have aggravated the problem by refusing credit to all but the most credit worthy borrowers. The consequence has been increased delinquency with the potential for foreclosure. During the third quarter of 2009 we foreclosed on two properties. Given our ability to hold the properties and provide capital to refurbish and/or re-tenant, our analysis indicated that the carrying value was not impaired.
The following tables present the distribution across property types and geographic regions for mortgage loans at September 30, 2009 and December 31, 2008:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008

Industrial	27%	25%
Office buildings	32%	30%
Shopping centers	18%	21%
Hotels and motels	16%	17%
Commercial	3%	3%
Other	4%	4%

Total	100%	100%

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008

West South Central	23%	22%
South Atlantic	20%	17%
Pacific	11%	13%
East North Central	19%	22%
Middle Atlantic	8%	10%
East South Central	6%	4%
New England	4%	5%
Mountain	5%	5%
West North Central	4%	2%

Total	100%	100%

We increased our investment in mortgage loans on real estate by $219.2 million for the first nine months of 2009, as the combination of yield and collateral made them relatively attractive compared to other fixed income alternatives. While there has been no change in our investment methodology relating to mortgage loans, our investment in industrial mortgage loans increased by 2.0%, and our investment in office building mortgage loans increased 2.0%, for the nine months ended September 30, 2009, primarily due to a shift away from Retail and Hospitality (hotels and motels).
Investment in Real Estate
We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate is owned directly by our insurance companies, through non-insurance affiliates, or through joint ventures. The carrying value of real estate is stated at cost, less allowance for depreciation and valuation impairments. Depreciation is provided over the estimated useful lives of the properties. We have not recorded any material valuation impairments on investments in real estate in the nine months ended September 30, 2009. A number of our real estate projects remain in the construction phase or are recently completed. As a result, there is little to report in the way of income, expense, or sales. The development projects are on schedule and on budget, but face difficult markets upon completion. Commercial property values continue to fall as vacancies increase and financing, if available at all, becomes more expensive.
The following tables present the distribution across property types and geographic regions for real estate at September 30, 2009 and December 31, 2008:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008

Industrial	40%	45%
Office buildings	17%	18%
Shopping centers	24%	23%
Hotels and motels	2%	2%
Commercial	2%	1%
Other	15%	11%

Total	100%	100%

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
West South Central	62%	64%
South Atlantic	16%	16%
Pacific	3%	2%
East North Central	9%	6%
East South Central	9%	10%
Mountain	—	1%
West North Central	1%	1%

Total	100%	100%

The 5% decrease in Industrial for the nine months ended September 30, 2009 was caused by the addition of two apartment properties (included in “Other”) resulting in the relative decline of Industrial and relative increase of Other.
Short-Term Investments
Short-term investments are composed primarily of commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount of short-term investments fluctuates depending on our liquidity needs. Short term investments increased $355.3 million during the nine months ended September 30, 2009 to $650.5 million, which was a reflection of increasing account values in fixed deferred annuities. At September 30, 2009, we had mortgage loan commitments outstanding totaling $240.0 million.

Investment Income and Realized Gains/ (Losses):
Investment income and realized gains/ (losses) on investments (including other-than-temporary impairments), before federal income taxes, for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Investment Income		Realized Gains/(Losses)		Investment Income		Realized Gains/(Losses)
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands)
Bonds	$160,559	$156,446	$(2,054)	$(100,663)	$468,289	$465,837	$(11,355)	$(114,227)
Preferred stocks	547	1,596	—	(47,144)	2,613	4,547	(1,620)	(46,590)
Common stocks	5,494	6,819	430	(49,400)	18,195	22,075	(68,138)	(45,877)
Mortgage loans	36,303	32,475	—	—	102,612	86,365	(500)	—
Real estate	35,929	33,821	1,523	—	97,994	89,240	1,523	1,739
Other invested assets	14,597	4,930	(7)	(4,083)	29,581	22,013	280	(4,083)

	253,429	236,087	(108)	(201,290)	719,284	690,077	(79,810)	(209,038)
Investment expenses	(31,163)	(26,818)	—	—	(89,158)	(77,352)	—	—
Decrease (increase) in valuation allowances	—	—	(827)	(695)	—	—	(3,334)	(2,865)

Total	$222,266	$209,269	$(935)	$(201,985)	$630,126	$612,725	$(83,144)	$(211,903)

For the three months ended September 30, 2009, investment income decreased $13.0 million from the same period in 2008. The decrease was primarily driven by higher investment expenses and a reduction in income derived from other invested assets, partially offset by an increase in investment income from bonds and mortgage loans. For the nine months ended September 30, 2009, investment income decreased $17.4 million from the same period in 2008 and was primarily driven by higher investment expenses.
The majority of the realized losses are write-downs of securities due to other-than-temporary impairments. These write-downs totaled $4.2 million and $78.3 million for the three and nine months ended September 30, 2009, respectively, compared to $205.3 million and $232.3 million for the same periods in 2008. Realized gains and losses and real estate investment income from sales in subsidiaries may fluctuate because they are the result of decisions to sell invested assets that depend on considerations of investment values, market opportunities and tax consequences. The new accounting regulations regarding impairments should result in significantly less bond impairments in the future, but stock impairments will continue to depend on the volatility in the market. We do not hold investments for trading purposes and only sell when the opportunity fits our investment objectives.
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

Unrealized Capital Gains and Losses
The net change in unrealized gains/ (losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position equaled a gain of $377.2 million and a loss of $212.6 million for the nine months ending September 30, 2009 and 2008, respectively.
The change in net unrealized gains or losses for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008
	(in thousands)
Bonds available-for-sale	$482,382	$(244,446)
Preferred stocks	12,092	(8,141)
Common stocks	219,501	(178,680)
Amortization of deferred policy acquisition costs	(193,892)	94,476

	520,083	(336,791)
Provision (benefit) for federal income taxes	181,497	(117,789)

	$338,586	$(219,002)

Change in unrealized gains (losses) of investments attributable to participating policyholders’ interest	(11,801)	6,369
One time adjustment for the Recognition and Presentation of Other-Than-Temporary Impairments	50,411	—

Total	$377,196	$(212,633)

The net unrealized loss for our available-for-sale bond portfolio decreased $482.4 million to a net unrealized gain of $43.7 million as of September 30, 2009. The net unrealized gain as of September 30, 2009 was comprised of $153.4 million of unrealized gains and $109.7 million of unrealized losses. The decline in unrealized losses is principally the result of general price improvement as spreads narrowed from the historically wide levels prevalent earlier in the year. Some securities in the financial sector were affected by company-specific concerns. The unrealized change in fair value of available-for-sale securities is reported in the consolidated statements of changes in equity. Held to maturity securities are reported at amortized cost on the consolidated statements of financial position.
The net unrealized gain for the common stock portfolio increased $219.5 million to a net unrealized gain of $252.1 million as of September 30, 2009 from a net unrealized gain of $32.6 million at December 31, 2008. During the third quarter of 2009, the equity markets dramatically improved as represented by the S&P 500 Index, which improved 15%. This improvement was evident in our equity portfolio which tracks the S&P 500 closely by design.
The net unrealized loss for the preferred stock portfolio decreased $12.1 million to a net unrealized gain of $0.2 million as of September 30, 2009 from a net unrealized loss of $11.9 million at December 31, 2008. The decline in unrealized losses is principally the result of changes in market conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
Our market risks have not changed materially from those disclosed in our amended Form 10 Registration Statement filed with the SEC on July 1, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits

3.1		Articles of Incorporation of American National Insurance Company (incorporated by reference to Exhibit 3.1 of the Company’s amended Form 10 Registration Statement filed with the SEC on July 1, 2009).
3.2		By-Laws of American National Insurance Company (incorporated by reference to Exhibit 3.2 of the Company’s amended Form 10 Registration Statement filed with the SEC on July 1, 2009).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Robert L. Moody
		Name:	Robert L. Moody
		Title:	Chairman of the Board and Chief Executive Officer

Date: November 6, 2009

	By:	/s/ Stephen E. Pavlicek
		Name:	Stephen E. Pavlicek
		Title:	Senior Vice President and Chief Financial Officer

Date: November 6, 2009