Form 10-K
period 2009-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2010-03-12
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-34280
American National Insurance Company
(Exact name of registrant as specified in its charter)

Texas	74-0484030
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
One Moody Plaza
Galveston, Texas 77550-7999
(Address of principal executive offices) (Zip Code)
(409) 763-4661
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $518.0 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.
As of March 1, 2010, there were 26,820,166 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Form 10-K is incorporated by reference to the Registrants Definitive Proxy Statement to be filed within 120 days of the close of the Registrants fiscal year in conjunction with the Registrants annual meeting of shareholders.

AMERICAN NATIONAL INSURANCE COMPANY

Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements contained herein are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and, have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others: (1) international economic and financial crisis, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets; (2) interest rate fluctuations; (3) estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns, and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (12) domestic or international military actions, natural or man-made disasters, including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. generally accepted accounting principles (“GAAP”) practices or policies; and (16) changes in assumptions for retirement expense. It has never been a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.

PART I
ITEM 1. BUSINESS
Company Overview
American National Insurance Company has more than 100 years of experience. We have maintained our home office in Galveston, Texas since our founding in 1905. Historically, our core business has been life insurance. We also offer individual and group health insurance and annuities, credit insurance, pension products, mutual funds, and property and casualty insurance for personal lines, agribusiness, and targeted commercial exposures. We provide personalized service to more than eight million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa. Our total assets and stockholders’ equity as of December 31, 2009 were $20.1 billion and $3.5 billion, respectively.
In this document, we refer to American National Insurance Company, a Texas insurance company, and its subsidiaries, as the “Company,” “we,” “our,” and “us.”
Business Strategy
We are an insurance company with a vision to be a leading provider of financial products and services for current and future generations. For more than a century, we have maintained a conservative business approach and unique corporate culture. We have an unwavering commitment to serve agent, policyholder, and shareholder needs by providing excellent customer service and competitively priced and diversified products. We are committed to profitable growth, which enables us to remain financially strong. Acquisitions that are strategic and that offer synergies are considered, but they are not our primary source of growth. Rather, we invest in our distribution channels and markets to fuel internal growth.
We are committed to excellence and maintaining high ethical standards in all our business dealings. Disciplined adherence to our core values has allowed us to deliver consistently high levels of customer service through talented people, who are at the heart of our business.
Our Business Segments
Our family of companies includes five life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. We operate the following five business segments:
•	Life;
•	Annuity;
•	Health;
•	Property and Casualty; and
•	Corporate and Other.
Revenues for the Life, Annuity, Health, and Property and Casualty segments come primarily from premiums collected on the insurance policies we write. Revenues in the Corporate and Other segment come from investment income on unallocated capital, interest on debt securities, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. Financial information, including revenues, expenses and income and loss per segment is provided below in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Each of our five business segments is discussed further below.

Life Segment
A life insurance policy is an agreement between an insurance company and an individual. The typical life insurance contract provides that, in exchange for one or more premium payments, the insurance company promises to pay at the death of the insured (or at another determined time if earlier), a sum of money to the beneficiary.
We provide the following products under our Life segment:
•	Individual and group life insurance products, including universal life, variable universal life, whole life, and term life; and
•	Credit life insurance.
Whole Life. Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract period, to a specified age or period, or may be level or change in accordance with a predetermined schedule. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, increase cash values available upon surrender, or reduce the premiums required to maintain the contract in-force. Because the use of dividends is specified by the policyholder, this group of products provides significant flexibility to individuals to tailor the product to suit their specific needs and circumstances, while at the same time providing guaranteed benefits. Whole life products are sometimes referred to as “ordinary life” products.
Term Life. Term life provides a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Coverage periods typically range from one year to thirty years, but in no event are they longer than the period over which premiums are paid. Term insurance products are sometimes referred to as pure protection products because there are typically no savings or investment elements. Term contracts expire without value at the end of the coverage period. Term life and whole life insurance are sometimes referred to as “traditional” life insurance products.
Variable Universal Life. Variable universal life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate accounts or directed to our general account. In the separate accounts, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder’s account. With some products, policyholders may have the advantage of guarantees that may protect the death benefit from adverse investment experience.
Universal Life. Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to our general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. Universal life products are considered interest rate-sensitive. We credit premiums, net of insurance protection expenses and interest, at rates we determine, to an account maintained for the policyholder, subject to a specified minimum interest rate.
Credit Life Insurance. Credit insurance is sold in connection with a loan, or other credit account and is designed to make payments to the lender for the borrower if the borrower is unable to make payments. Credit life insurance products pay off the borrower’s remaining debt on a loan or credit account if the borrower dies during the term of coverage.
Annuity Segment
A popular choice in retirement planning, an annuity is any type of periodic (generally monthly) payment made to an individual, called the annuitant. Payment options include lump sum, income for life, or income for a certain period of time.

We provide the following products under our Annuity segment, both to individuals and to institutional investors:
•	Variable annuities; and
•	Fixed annuities.
Variable Annuities. We offer variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contract holder to make deposits into various investment accounts, as determined by the contract holder. The investment accounts are separate accounts, and risks associated with such investments are borne entirely by the contract holder. In certain variable annuity products, contract holders may also choose to allocate all or a portion of their account to our general account and are credited with interest at rates we determine, subject to certain minimums. In addition, contract holders may also elect minimum death benefits or enhanced death benefits under certain contracts, for which additional fees are charged.
Fixed Annuities. Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but they provide guarantees related to the preservation of principal and interest credited. Deposits made into immediate and deferred annuity contracts are allocated to our general account and are credited with interest at rates we determine, subject to certain minimums. For most contracts, credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to ten years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Our fixed annuity products include single premium immediate annuities and equity-indexed annuities, among others.
Single Premium Immediate Annuity. A single premium immediate annuity is an annuity purchased by one premium payment, providing a periodic (usually monthly or annual) income payment to the owner of the annuity for a specified period, such as for the remainder of the annuitant’s life. Generally, once the payments of an immediate annuity have begun, the contract cannot be revised or cashed in, and there is no return of part or all of the original deposit. Annuity payments are usually fixed for the payment period, although they may increase at a predetermined rate, depending upon the terms of the particular contract.
Equity- Indexed Annuity. Equity-indexed annuities are usually deferred annuities, meaning that payment of the annuity is not scheduled to commence until a future date. With an equity-indexed annuity, a minimum interest rate is credited at the rates required by state insurance law. Any additional interest credited is typically tied to the performance of a particular stock market index, such as the S&P 500. Crediting of the additional interest, however, may be limited by caps or participation rates prescribed by the particular product.
Health Segment
Health insurance provides coverage that protects against the loss of life, loss of earnings, or expenses incurred due to illness or injury.
We provide the following types of products under our Health segment:
•	Medicare Supplement;
•	Supplemental insurance;
•	Hospital surgical;
•	Stop-loss; and
•	Credit disability.

Medicare Supplement. Medicare Supplement insurance is a type of private health insurance policy designed to supplement or pick up the costs of certain medical services not covered by Medicare. It is also known as gap coverage or Medigap coverage.
Supplemental Insurance. Supplemental insurance is designed to provide supplemental coverage for specific events or illnesses, such as cancer, and accidental injury or death.
Hospital Surgical. Hospital surgical insurance covers major health expenses associated with hospitalization or surgery.
Stop-Loss. Stop-loss coverage is used by employers to limit their exposure under self-insurance medical plans. There are two coverage types available, which are usually offered concurrently:
Specific Stop-Loss. Specific stop loss coverage is initiated when claims for an individual reach the threshold selected by the employer. After the threshold is reached, a stop-loss policy reimburses claims paid by the employer up to the lifetime limit per individual.
Aggregate Stop-Loss. Aggregate stop-loss coverage is designed to reimburse the employer once the group’s total paid claims reach the stipulated threshold.
Credit Disability. Credit disability (also called credit accident and health) insurance pays a limited number of monthly payments on a loan or credit account if the borrower becomes disabled during the term of coverage.
Property and Casualty Segment
Property insurance provides protection against loss or damage to real or personal property due to fire, windstorm, flood, hail, and other covered perils. Casualty insurance provides coverage for legal liabilities resulting from bodily injury or property damage resulting from an accident caused by the insured.
We provide the following types of products under our Property and Casualty segment:
•	Auto insurance;
•	Homeowners insurance;
•	Agribusiness and commercial insurance; and
•	Credit property and casualty insurance.
Auto Insurance. Auto insurance provides coverage for specific risks involved in owning and operating an automobile, such as bodily injury, property damage (both to the insured’s car and to the car of the other driver, if the loss results from collision), fire, theft and vandalism.
Homeowners Insurance. Homeowners insurance provides coverage that protects the insured’s property against loss from theft, liability, and most common disasters.
Agribusiness and Commercial Insurance. Agribusiness and commercial insurance can encompass property coverage, liability coverage, commercial automobile coverage, workers’ compensation coverage, and umbrella coverage tailored for a farm, ranch or other agricultural business operations, contractors, and targeted businesses within the rural and suburban markets.

Credit Property and Casualty Insurance. Through our Property and Casualty segment, we offer the following credit insurance products:
•	Credit involuntary unemployment insurance, which pays a limited number of monthly payments on a loan or credit account if the borrower becomes involuntarily unemployed during the term of coverage; and
•	Credit property insurance, which pays funds to pay off the entire debt on a piece of property serving as collateral for a loan if the property is lost or damaged.
Corporate and Other Segment
Our Corporate and Other segment encompasses primarily our invested assets that are not used to support our insurance activities. It also includes our non-insurance subsidiaries, which consist primarily of mutual fund and investment advisory products and services. This segment provides investment services to each of our other segments and to our non-insurance subsidiaries. Our invested assets include common and preferred stocks, bonds, commercial real estate and mortgages, and participations in private equity funds.
Through our registered investment adviser and wholly-owned broker-dealer subsidiary, we also provide mutual fund products. A mutual fund is a registered investment company with an investment manager that manages a pool of money invested for its shareholders in a variety of instruments, such as stocks, bonds, or government securities, depending on the objectives of the particular mutual fund.
Our Marketing Channels
We conduct our sales operations through six marketing channels. Product distribution is aligned to satisfy specific target markets in such a way that channel conflict is minimized and key brand identities are maintained. Whenever possible, products are cross-sold by multiple marketing channels to maximize product offerings and return on investment in products and distribution.
Our six marketing channels are:
•	Independent Marketing Group;
•	Career Sales & Services Division;
•	Multiple Line;
•	Health/Senior Age Marketing Division;
•	Direct Marketing; and
•	Credit Insurance Division.

The following table illustrates our marketing channels:

Primary Means of
Segment	Marketing Channels	Companies	Distribution

Life	Independent Marketing Group; Multiple Line; Career Sales & Service Division; Health/Senior Age Marketing Division; Direct Marketing; Credit Insurance Division	American National Insurance Company; Farm Family Life Insurance Company; Garden State Life Insurance Company; Standard Life and Accident Insurance Company;	Independent agents; Employee agents; Dedicated agents; Internet, mail, print and broadcast media; General agents

Annuity	Independent Marketing Group; Multiple Line; Career Sales & Service Division; Health/Senior Age Marketing Division	American National Insurance Company; Standard Life and Accident Insurance Company; Farm Family Life Insurance Company	Independent agents; Employee agents; Exclusive agents

Property and Casualty	Multiple Line; Credit Insurance Division	American National County Mutual Insurance Company The American National Property and Casualty Companies; (ANPAC) ANPAC Louisiana Insurance Company Pacific Property and Casualty Company American National General Insurance Co. American National Lloyds Insurance Co. Farm Family Casualty Insurance Co. United Farm Family Insurance Company	Multiple Line: Exclusive agents and General agents; Credit Insurance Division: Independent agents

Health	Career Sales & Service Division; Health/Senior Age Marketing Division; Credit Insurance Division	American National Insurance Company; Standard Life and Accident Insurance Company; American National Life Insurance Company of Texas; Farm Family Life Insurance Company	Employee agents; Exclusive agents; Independent agents; Managing general underwriters
Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Management’s Discussion and Analysis — Results of Operations and Related Information by Segment. Additional information regarding business segments may be found in Management’s Discussion and Analysis and the notes to the consolidated financial statements.
Independent Marketing Group
Independent Marketing Group distributes life insurance and annuities through independent agents, focusing on a higher-income and affluent marketplace, as well as targeted niche markets such as the small pension plan arena. Independent Marketing Group provides products, service, and concepts to clients in need of wealth protection, accumulation, distribution, and transfer. Independent Marketing Group markets through financial institutions, large marketing organizations, employee benefit firms, broker-dealers, and independent insurance agents and brokers.
Career Sales & Service Division
Career Sales & Service Division distributes life insurance, annuities, and limited benefit health insurance products through exclusive employee agents. Career Sales & Service Division primarily serves the lower-to middle-income marketplace.

Multiple Line
Primarily through its Multiple Line exclusive agents, Multiple Line offers a combination of life insurance, annuities, mutual funds, and property and casualty insurance for personal lines, agribusiness, and targeted commercial exposures. Multiple Line is committed to remain an industry leader in tri-line sales (sales of homeowners, auto, and life insurance). Policyholders can do business with a single agent, a concept that has been identified as an important driver to client satisfaction. Multiple Line serves responsible individuals, families, and small business owners at all income levels.
Health/Senior Age Marketing Division
The Health/Senior Age Marketing Division, through independent agents and managing general underwriters, primarily serves the needs of middle-income seniors and individuals preparing for retirement. Although the Health/Senior Age Marketing Division offers an array of life insurance, health insurance, and annuity products for this growing segment of the population, including group life products, limited benefit group health insurance products, and health reinsurance, it remains committed to traditional Medicare Supplement products. The Health/Senior Age Marketing Division is also responsible for the administration and management of all health insurance products sold by other marketing channels.
Direct Marketing
Direct Marketing focuses on individuals who favor purchasing insurance directly from insurance companies. Direct Marketing offers life insurance products through the Internet, mail, print, and broadcast media, primarily directed at middle and upper income customers.
Credit Insurance Division
The Credit Insurance Division offers products that provide protection against specific unpaid debt in the event of loss due to death or disability, or in the event of a loss of “ability to repay,” such as involuntary unemployment or untimely loss of collateral. Distribution includes general agents who market to financial institutions, automobile dealers, and furniture dealers. These general agents are given non-exclusive authority to solicit insurance within a specified geographic area and to appoint and supervise subagents.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when an annuitant takes income, a policy matures or surrenders, an insured dies or becomes disabled, or upon the occurrence of other covered events. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, in the United States of America, and in accordance with standards of practice of the American Academy of Actuaries.
We establish actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for unpaid claims and unpaid claim expenses. In addition, we establish liabilities for minimum death benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies.
Pursuant to state insurance laws, we establish statutory reserves, reported as liabilities, to meet our obligations on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.
Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of our actuarial liabilities, we cannot precisely determine the amounts we will ultimately pay with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

However, we believe our actuarial liabilities for future benefits are adequate to cover the ultimate benefits required to be paid to policyholders. We periodically review our estimates of actuarial liabilities for future benefits and compare them with our actual experience. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities.
Additional information regarding reserves may be found in Management’s Discussion and Analysis — Critical Accounting Estimates — Reserves.
Risk Management
A conservative operating philosophy was a founding principle of the Company evidenced in its focus on sustainable, profitable growth. We manage risks throughout the Company by employing controls in our insurance, investment, and operational functions. These controls are designed to both place limits on activities and provide reporting information that helps shape any needed adjustments in our ongoing review of existing controls. We make use of several senior management committees to support the discussion and enforcement of risk controls in the management of the Company.
Our insurance products are designed to offer a balance of features desired by the marketplace with provisions that mitigate exposures so as to allow prudent management across the insurance portfolio. In our life insurance and property & casualty insurance products, we employ underwriting standards to ensure that proper rates are being charged to various classes of insureds. In our life insurance and annuity products, we mitigate against the risk of disintermediation through the use of surrender charges and market value adjustment features. Investment allocations and duration targets also serve to limit the asset-liability risk we are exposed to in our annuity products by limiting the credited rate to a range that is supported by these investments.
One of the significant risks faced by the Company is the management of the linkage between the timing and the amount of obligations related to our insurance contracts and the cash flows and valuations on the invested assets backing those obligations, a process commonly referred to as asset-liability management. This risk is most present in our Life and Annuity segments. Our Asset-Liability Management Committee regularly monitors the level of risk in the interaction of our assets and liabilities and helps shape courses of action that will help the Company attain its desired risk-return profile. Some of the tools employed include deterministic and stochastic interest rate scenario analyses, which help shape investment decision-making. These analyses also use experience analyses related to surrenders and death claims, which influence the timing of our obligations under our life insurance and annuity contracts.
We also manage risk by using reinsurance to limit our exposure on any one insurance contract or any single event. We purchase reinsurance from several providers and are not dependent on any single reinsurer. Further, we believe that our reinsurers are reputable and financially secure, and we regularly review the financial strength ratings of our carriers. Reinsurance does not eliminate our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure. Reinsurance is a significant element of our Property & Casualty operations. The use of catastrophic event models is an important component of our reinsurance program. These models assist us in the management of our exposure concentration and deductibles to help the Company attain its desired risk-return profile.
In an effort to coordinate risk management efforts and ensure alignment between our risk-taking activities and our strategic objectives, several years ago the Company began a formalization of its risk management program on an enterprise-wide basis. Among other things, this included the appointment of a corporate risk management officer. In addition, the Company has created a Management Risk Committee to ensure the consistent application of the enterprise risk management process across all business units.

Pricing
We establish premium rates for our life and health insurance products using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on our experience, industry data, and projected investment earnings. Premium rates for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, and inflation. Profitability is affected to the extent actual experience deviates from the assumptions made in pricing and to the extent investment, income varies from that which is required for policy reserves.
Collections for certain annuity and life products are not recognized as revenues but are added to policyholder account values. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs as well as charges imposed in some cases upon surrender. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on the deposits invested in excess of the amounts credited to policyholder accounts.
Premiums for Medicare Supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.
Competition
We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, reputation, marketing expertise and support, our financial strength and ratings, our product features and prices, customer service, claims handling, and in the case of producers, compensation. The market for insurance, retirement and investment products continues to be highly fragmented and competitive. We compete with thousands of domestic and foreign insurance companies, many of which offer one or more similar products. In addition, because many of our products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Our wholly-owned subsidiary investment advisor, as well as the mutual funds it manages, are in direct competition with such institutions.
Several competing insurance carriers have brands that are more commonly known and spend significantly more on advertising than we do. We remain competitive with these commonly known brands by relying on our abilities to manage costs, providing attractive coverage and service, maintaining positive relationships with our agents, and maintaining the strength of our financial ratings. Rather than focusing our advertising efforts nationally, we support advertising in the local markets in which our agents live and work.
Our Ratings
Insurer financial strength ratings reflect current independent opinions of rating agencies regarding the financial capacity of an insurance company to meet the obligations of its insurance policies and contracts in accordance with their terms. They are based on comprehensive quantitative and qualitative evaluations of a company and its management strategy. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor are they a warranty of an insurer’s current or future ability to meet its contractual obligations. Ratings may be changed, suspended, or withdrawn at any time.

American National Insurance Company’s insurer financial strength ratings from two of the most widely referenced rating organizations as of the date of this filing are as follows:
•	A.M. Best Company: A (Excellent)(1)
•	Standard & Poor’s: AA- (Very Strong)(2)

(1)	A.M. Best’s active company rating scale consists of thirteen ratings ranging from A++ (Superior) to D (poor). A is the third highest of such thirteen ratings and represents companies’ “excellent ability to meet their ongoing insurance obligations.”

(2)	Standard & Poor’s active company rating scale ranges from AAA (Extremely Strong) to CC (Extremely Weak). Plus (+) or Minus (-) modifiers show the relative standing within the categories from AA to CCC. A rating of AA is in the “very strong” category and represents “very strong financial security characteristics, differing only slightly from those rated higher.” AA- is the fourth highest of twenty active company ratings.
Regulation
We are subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. Some of these matters are discussed in more detail below.
Limitations on Dividends By Insurance Subsidiaries. Dividends paid from subsidiary insurance companies represent one source of cash for us. The ability of various of our insurance company subsidiaries to pay dividends is restricted by state law and impacted by federal income tax considerations.
Holding Company Regulation. Our family of companies constitutes an insurance holding company system that is subject to regulation throughout the jurisdictions in which our insurance companies do business. In the U.S., our insurance companies are organized under the insurance codes of Texas, Missouri, New York, Louisiana, and California. Generally, the insurance codes in these states require advance notice to, or in some cases approval by, state insurance regulators prior to certain transactions between insurance companies and other entities within their holding company system. Such requirements may deter or delay certain transactions considered desirable by management.
Price Regulation. Nearly all states have insurance laws requiring personal property and casualty and health insurers to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such price schedules, policy forms or both must be approved prior to use. While they vary from state to state, the objectives of these pricing laws are generally the same: a price cannot be excessive, inadequate or unfairly discriminatory. Prohibitions on discriminatory pricing apply in the context of life insurance as well. The speed with which an insurer can change prices in response to competition or in response to increasing costs depends, in part, on the nature of the applicable pricing law.
An insurer’s ability to adjust its prices in response to competition or increasing costs is often dependent on an insurer’s ability to demonstrate to the regulator that its pricing or proposed pricing meets the requirements of the pricing laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a price that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a price that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it offers. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability. These kinds of pricing restrictions can impact our ability to market products to residents of such states.
Changes in our claim settlement process may require us to actuarially adjust loss information used in our pricing process. Some state insurance regulatory authorities may not approve price increases that give full effect to these adjustments.

From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set prices at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance comes under similar pressure, particularly as regulators in states subject to high levels of catastrophe losses struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of insurance scoring based on credit report information for underwriting and pricing regularly comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects our profitability. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding pricing.
Involuntary Markets. As a condition of maintaining our licenses to write personal property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to our results of operations.
Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies.
Investment Regulation. Our insurance companies are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories of assets. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2009, the investment portfolios of our insurance companies complied with such laws and regulations in all material respects.
Exiting Geographic Markets; Canceling and Non-Renewing Policies. Most states regulate an insurer’s ability to exit a market. For example, states limit, to varying degrees, an insurer’s ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements could restrict our ability to exit unprofitable markets.
Variable Life Insurance and Variable Annuities. The sale and administration of variable life insurance and variable annuities are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies are issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. Federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Broker-Dealer, Investment Adviser and Investment Companies. Our wholly-owned subsidiary Securities Management and Research, Inc. is registered with the SEC as a broker-dealer under the Securities and Exchange Act of 1934 and a registered investment adviser under the Investment Advisers Act of 1940. Such company and the registered investment companies that it advises are subject to extensive regulation and supervision by the SEC, FINRA, and/or, in some cases, state securities administrators.

Privacy Regulation. Federal laws, such as the Gramm-Leach-Bliley Act, and the laws of some states require us to protect the security and confidentiality of certain customer information and to notify customers about our policies and practices relating to collection and disclosure of customer information and our policies relating to protecting the security and confidentiality of that information. Federal law and the laws of some states also regulate disclosures of customer information. Furthermore, state and federal laws, such as the federal Health Insurance Portability and Accountability Act, regulate our use and disclosure of certain personal health information. Congress, state legislatures and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.
Environmental Considerations. As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to management, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.
Employees
As of December 31, 2009, we had approximately 3,211 employees, of which approximately 843 are employed in our Galveston, Texas home office. We consider our employee relations to be good.
ITEM 1A. RISK FACTORS
The following describes our most significant risks:
Difficult conditions in the economy generally may materially adversely affect our business and results of operations, and these conditions may not improve in the near future.
Our results of operations are materially affected by conditions in the economy in both the U.S. and elsewhere. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008 and continued through 2009. During 2009, adverse economic and market conditions contributed to a consolidated pretax net realized loss of $75.7 million in our $16.6 billion investment portfolio. Included in such loss were other-than-temporary impairment write-downs of $98.9 million. By comparison, other-than-temporary impairment write-downs during 2008 were $367.0 million.
Factors such as consumer spending, business investment, energy costs, geopolitical issues, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, declining consumer confidence, lower family income, increased defaults on mortgages and consumer loans, lower corporate earnings, lower business investment and lower consumer spending, the demand for our insurance and financial products could be adversely affected.
Negative economic factors may also affect our ability to receive the appropriate rate for the risks we insure with our policyholders and annuity contract holders. In an economic downturn, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether, resulting in an elevated incidence of lapses or surrenders of policies. Our individual protection life insurance markets, particularly our Career Sales & Service Division and our Multiple Line distribution channels, which serve primarily the lower and middle income markets, respectively, face competition from alternative uses of the customer’s disposable income. All of these outcomes could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

The current mortgage crisis also has raised the possibility of future legislative and regulatory actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
The Internal Revenue Code may be changed to address the fiscal challenges currently faced by the federal government. These changes could include changes to the taxation of life insurance, annuities, mutual funds, retirement savings plans, and other investment alternatives offered by us. Such changes could have an adverse impact on the desirability of some of our products.
Differences between risk assumptions used to price our products and actual experience could materially affect our profitability.
Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which our policies remain in force), and operating costs and expenses of our business. The profitability of our business substantially depends on the extent to which our actual experience is consistent with the assumptions we use to price our products. If we fail to appropriately price the risks, we insure, or if our claims experience is more severe than our underlying risk assumptions, our profit margins could be negatively affected. Any potentially overpriced risks could negatively impact new business growth and retention of existing business.
Increased claims activity resulting from catastrophic events, whether natural or man-made, may result in significant losses.
We experience increased claims activity when catastrophic events impact geographic locations in which our policyholders live or do business. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes, snow, hail and windstorms, or other factors, such as terrorism, riots, hazardous material releases, or utility outages. Some scientists believe that in recent years, changing climate conditions have added to the unpredictability, severity and frequency of natural disasters. To the extent climate, change increases the frequency and severity of such weather events, our insurance operating units may face increased claims. Climate change may also affect the affordability and availability of property and casualty insurance and the pricing for such products.
Our life and health insurance operations are additionally exposed to the risk of catastrophic mortality or illness, such as a pandemic, an outbreak of an easily communicable disease, or another event that causes a large number of deaths or high morbidity. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing, nor the severity of a future pandemic can be predicted. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the severity of such a catastrophe could have a material impact on the losses experienced by us.
We cannot accurately predict catastrophes, or the number and type of catastrophic events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. While we anticipate and plan for catastrophe losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from catastrophic events in the future that exceed our assumptions. For example, we experienced gross catastrophe losses of $80.9 million, $191.6 million, and $32.4 million during 2009, 2008, and 2007, respectively. In 2008, we experienced abnormally high catastrophes due to Hurricanes Gustav and Ike and a number of tornadoes and hailstorms in the Midwestern and Southeastern states.
The extent of our losses in connection with catastrophic events is a function of the severity of the event and the total amount of policyholder exposure in the affected area. Where we have geographic concentrations of policyholders, a single catastrophe (such as an earthquake) or destructive weather trend affecting a region may have a significant impact on our financial condition and results of operations.

As an insurance company, we face a significant risk of litigation and regulatory investigations, which may result in significant financial losses, harm our reputation, and prevent us from implementing our business strategy.
We face a significant risk of litigation and regulatory investigations in the ordinary course of operating our business, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring lawsuits, including class actions, alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, and breaches of fiduciary or other duties to customers. Plaintiffs in class action suits and other types of lawsuits may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time and could result in a material adverse effect on our business, financial condition, results of operation and reputation.
The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities. This scrutiny includes the commencement of investigations and other proceedings relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, the use of inducements in the sale of insurance products, the issuance of refunds of unearned premiums upon termination of credit insurance, the accounting treatment for finite insurance and reinsurance or other non-traditional or loss mitigation insurance and reinsurance products, and, generally, the marketing of products. One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change. Such changes could adversely affect our ability to implement our business strategy.
In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition, and results of operations and could impact our ability to offer certain products.
The determination of the amount of allowances and impairments taken on our investments and the valuation allowance on the deferred income tax asset are judgmental and could materially impact our results of operations or financial position.
The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.
For debt and equity securities not subject to ASC 320-10 (formerly, “EITF” No. 99-20), Investments Debt and Equity Securities an other-than-temporary impairment charge is taken when we do not have the ability and intent to hold the security until the forecasted recovery or based on the probability that we may not be able to receive all contractual payments when due. Debt securities accounted for under ASC 320, (formerly “EITF” No. 99-20), Investments Debt and Equity Securities may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Furthermore, equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period.
Many criteria are considered during this process including, but not limited to, our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; the expected recoverability of principal and interest; the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or less than cost for equity securities; the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices; and the specific reasons that a security is in a significant unrealized loss position, including market conditions, which could affect liquidity. Other-than-temporary impairment losses result in a reduction to the cost basis of the underlying investment.

Our investment portfolio includes fixed-income securities, equity securities, and commercial real estate, and fluctuations in these markets could adversely affect the valuation of our investment portfolio, our net investment income, and our overall profitability.
Our investment portfolio is subject to market risks, such as risks associated with changes in interest rates, market volatility, and deterioration in the credit of companies in which we have invested. Domestic and international equity markets have recently experienced heightened volatility and turmoil. In the event of extreme prolonged market events, such as the current global economic crisis, we could incur significant losses. Even in the absence of a market downturn, however, we are exposed to substantial risk of loss due to market volatility. Investment returns are an important part of our overall profitability, and fluctuations in the fixed-income, equity, or real estate markets could negatively affect the timing and amount of our net investment income and adversely affect our financial condition.
When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed-income securities that comprise a substantial portion of our investment portfolio. Generally, we expect to hold all of our fixed maturity investments to maturity, including investments that have declined in value. Our intent can change, however, due to financial market fluctuations, changes in our investment strategy, or changes in our evaluation of the issuer’s financial condition and prospects.
In a declining interest rate environment, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at lower rates. Such a decline in market rates could reduce our investment income as new funds are invested at lower yields.
The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2009, we incurred a consolidated pretax net realized loss of $75.7 million in our $16.6 billion investment portfolio, including other-than-temporary impairment write-downs of $98.9 million. By comparison, other-than-temporary impairment write-downs during 2008 were $367.0 million. Such investment losses are further described in the “Investments” section of Management’s Discussion and Analysis, included below. As a result of volatile, market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations, equity, business, and insurer financial strength.
Our investments in commercial real estate, carried on our balance sheet with a value of $635.1 million at December 31, 2009, which were reduced by $10.6 million in impairment charge in 2009 due to negative conditions in the economy. Further deterioration in the economy or deterioration in the commercial real estate market could adversely affect our investments in commercial real estate, including our mortgage loans, and have a material adverse effect on our investment portfolio.
Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on the results of our operations and financial position.
The concentration of our investment portfolios in any particular industry, group of related industries, or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries, or geographic region may have a disproportionate adverse effect on our investment portfolios to the extent that the portfolios are concentrated rather than diversified.

Some of our investments are relatively illiquid.
Our investments in privately placed securities, mortgage loans, and equity covering real estate, including real estate joint ventures and other limited partnership interests, are relatively illiquid.
In addition, the fixed-income markets are experiencing a period of volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities (MBS) market. We have limited exposure to commercial mortgage-backed securities (CMBS) and no exposure to other synthetic securities except for our high quality, for the most part agency collateralized mortgage obligation (CMO). We do, however, have exposure to real estate through our mortgage loan and real estate equity investments discussed elsewhere.
A decline in equity markets or an increase in volatility in the equity markets may adversely affect sales and or financial results of our investment products.
Significant downturns and volatility in the equity markets could adversely affect our sales of investment products, which may have a material adverse effect on our financial condition and results of operations in three principal ways. First, market downturns and volatility may discourage purchases of variable annuities, variable life insurance, equity-indexed products, and mutual funds that have returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in such products.
Second, downturns and volatility in the equity markets may have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. In particular, the variable life and annuity business is highly sensitive to equity markets, and a sustained weakness in the markets could decrease revenues and earnings in variable life and annuity products.
Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as minimum death and withdrawal benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, which could cause us to increase liabilities for future policy benefits, negatively affecting our net income.
Defaults on our mortgage loans may adversely affect our profitability.
Our mortgage loan investments face default risk. Our mortgage loans are principally collateralized by commercial properties. At December 31, 2009, loans that were either delinquent or in the process of foreclosure were less than 1% of our $2.23 billion in mortgage loan investments. A significant increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations, and financial condition.
We are controlled by a small number of stockholders.
At December 31, 2009, the Moody Foundation, a charitable trust controlled by members of Robert L. Moody’s family, beneficially owns 6,157,822 shares of our common stock. In addition to these shares, Moody National Bank, of which Robert L. Moody is chairman and chief executive officer, in its capacity as trustee or agent votes an additional 12,489,407 shares of our common stock. These two stockholders have the power to vote approximately 70% of our common stock. As a result, these two stockholders have the ability to exercise a controlling influence over all matters affecting us, including:
•	The composition of our Board of Directors, subject to applicable legal and regulatory requirements, and through the Board of Directors, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•	Any determinations with respect to mergers or other business combinations;

•	Our acquisition and disposition of assets; and
•	Any other matters submitted for stockholder approval.
Concentration of voting power could have the effect of deterring a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of voting power may also adversely affect the trading price of our common stock, because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.
As of December 31, 2009, approximately 19,959,375 shares of our common stock (approximately 74%) were beneficially owned by The Moody Foundation, Moody National Bank, our executive officers, directors, and advisory directors and family members of our executive officers and directors. On that same date, approximately 6,860,791 shares (approximately 26%), with an aggregate market value of $819,452,877, were held by other stockholders.
Our future results are dependent in part on our ability to successfully operate in insurance, annuity and investment product industries that are highly competitive.
The insurance, annuity and investment product industries are highly competitive. The product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features. In addition, many of our competitors have well-established national reputations and market similar products. Competition for customers and agents has led to increased marketing and advertising by our competitors, varied agent compensation structures, as well as the introduction of new insurance products and aggressive pricing. We also compete for customers’ funds with a variety of investment products offered by financial services companies other than insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Moreover, the ability of banks to be affiliates of insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. If we cannot effectively respond to increased competition for the business of our current and prospective customers, we may not be able to grow our business or we may lose market share. In addition, if we fail to maintain our discipline in pricing and underwriting in the face of this competition, our underwriting profits may be adversely affected.
Furthermore, certain competitors operate using a mutual insurance company structure, which means generally every policyholder has voting rights in addition to their rights as a policyholder. Therefore, such companies may have dissimilar profitability and return targets.
We may be unable to attract and retain sales representatives and third-party independent agents for our products.
We must attract and retain productive sales representatives and third-party independent agents to sell our insurance, annuity and investment products. Strong competition exists among insurers for producers with demonstrated ability. We compete with other insurers for producers primarily on the basis of our financial position, stable ownership, support services, compensation, and product features. We continue to undertake several initiatives to grow our agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new sales representatives and agents. Sales of individual insurance, annuities and investment products, and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining sales representatives and agents.
In choosing an insurance provider, an agent may consider ease-of-doing business, reputation, price of product, customer service, claims handling, and the insurer’s compensation structure. We may be unable to compete with insurers that adopt more aggressive pricing policies or compensation structures, insurers that offer a broader array of products, or that offer policies similar to ours at lower prices or as part of a package of products, or insurers that have extensive promotional and advertising campaigns. Even though we may establish a contractual relationship with an agent on a short-term basis, there is no certainty that such business arrangement will be continued on a longer-term basis.

In addition, certain products are distributed under agreements with companies that are not affiliated with us. Termination of one or more of these agreements could have a detrimental effect on our operations and financial condition.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.
Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify a large number of transactions and events. We have devoted significant resources to develop risk management policies and procedures, and we expect to continue to do so. Nonetheless, these policies and procedures may not be fully effective. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics premised on historical models. As a result, these methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information that is publicly available or otherwise accessible regarding markets, clients, catastrophe occurrence, or other matters. This information may not always be accurate, complete, up-to-date or properly evaluated. See “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis below.
Reinsurance may not be available, affordable or adequate to protect us against losses.
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our business segments. Market conditions beyond our control determine the availability and cost of reinsurance protection. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss, and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.
Emerging claim and coverage issues could negatively impact our business.
As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by extending coverage beyond our underwriting intent or increasing the type, number, or size of claims. Such emerging claims and coverage issues include (i) evolving theories of liability and judicial decisions expanding the interpretation of our policy provisions, thereby increasing the amount of damages for which we are liable, and (ii) a growing trend of plaintiffs targeting insurers in purported class action litigation relating to claims handling and other practices in the insurance industry. The effects of these and other related unforeseen emerging issues are extremely hard to predict and could harm our business and adversely affect our operating results and financial condition.
Our financial results may be adversely affected by the cyclical nature of the property and casualty business in which we participate.
The property and casualty insurance market is traditionally cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards, and relatively low premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards, and relatively high premium rates. We are currently operating in a period characterized by significant price competition, which may reduce our margins. While both types of periods pose challenges to us, if we were to relax our underwriting standards or pricing in response to the competitive market, a period of increased claims activity could adversely affect our financial condition and results of operations.

Inflationary pressures on medical care costs, auto parts and repair, construction costs, and other economic factors may increase the amount we pay for claims and negatively affect our underwriting results.
Rising medical costs require us to make higher payouts in connection with health insurance claims and claims of bodily injury under our property and casualty and healthcare policies. Likewise, increases in costs for auto parts and repair services, construction costs, and commodities result in higher loss costs for property damage claims. Thus, inflationary pressures could increase the cost of claims. These inflationary pressures may require us to increase our reserves. Our potential inability to adjust pricing for our products to account for cost increases or find other offsetting supply chain and business efficiencies may negatively impact our underwriting profit and financial results.
Interest rate fluctuations and other events may require us to accelerate the amortization of deferred policy acquisition costs (“DAC”), which could adversely affect our consolidated financial condition and results of operations.
DAC represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. When interest rates rise, surrenders of policies and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with higher or perceived higher returns in exchange for the surrender or withdrawal, requiring us to accelerate the amortization of DAC. To the extent such amortization exceeds surrender or other charges earned as income upon surrender and withdrawals of certain life insurance policies and annuity contracts, our results of operations could be negatively affected.
The rate of amortization of DAC is also contingent upon profitability of the business. Typically, estimated lower levels of profitability require a higher rate of DAC amortization; in contrast, estimated higher levels of profitability require a lower rate of acceleration for DAC amortization. DAC for both insurance-oriented and investment-oriented products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If the actual emergence of future profitability were to be substantially lower than estimated, we could be required to accelerate DAC amortization, and such acceleration could adversely affect our results of operations. See also Management’s Discussion and Analysis — Critical Accounting Estimates and Notes 2 and 6 to the Consolidated Financial Statements.
Changes in market interest rates may lead to a significant decrease in the sales and profitability of our spread-based products.
Some of our products, principally interest sensitive life insurance and fixed annuities, expose us to the risk that changes in interest rates may reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on the underlying investment intended to support obligations under such contracts. This “spread” is a key component of our net income.
Our ability to manage our investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or that have been prepaid or sold may be reinvested at lower yields, reducing investment margin. Lower rates in such an environment can offset decreases in investment yield on some products; however, these changes could be limited by market conditions and regulatory or contractual minimum rate guarantees. Moreover, the new rates may not match the timing or magnitude of changes in asset yields. Furthermore, decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new investments by customers.
Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other insurance or investment products to our customers, which can lead to higher surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing rates, which could narrow spreads.

While we develop and maintain asset/liability management programs and procedures designed to mitigate the effect on spread income of rising or falling interest rates, no assurance can be given that changes in interest rates will not affect such spreads. Additionally, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.
If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could have a material adverse effect on our financial condition and results of operations.
We use reinsurance and, to a lesser extent, derivative instruments (equity-indexed options) to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk on all of our policies with respect to our reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverable owed to us or that they will pay these recoverable on a timely basis. A reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of reinsurance agreements with us could have a material adverse effect on our financial condition and results of operations.
In addition, we use derivative instruments to hedge various business risks. We enter into derivative instruments, including options, with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. Although our use of derivative instruments is not as significant as that of many of our competitors, such counterparty failures nevertheless could have a material adverse effect on our financial condition and results of operations.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our financial condition and results of operations.
We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notices by any NRSRO.
Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:
•	reducing new sales of insurance products, annuities, and investment products;
•	adversely affecting our relationships with our sales force and independent sales intermediaries;
•	materially increasing the number or amount of policy surrenders and withdrawals by policyholders and contract holders;
•	requiring us to reduce prices for many of our products and services to remain competitive;
•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all; and
•	adversely affecting our relationships with credit counterparties.
The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio.
The continued threat of terrorism, both within the U.S. and abroad, ongoing military actions, and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life and property, disruption to commerce, and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial, or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also may result in increased reinsurance prices and reduced insurance coverage and may cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated.

We are subject to extensive regulation, and potential further restrictive regulation may increase our operating costs and limit our growth.
As insurance companies, broker-dealers, investment advisers and/or investment companies, our subsidiaries and affiliates are subject to extensive laws and regulations. The method of such regulation varies, but typically has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to:
•	licensing companies and agents to transact business;
•	calculating the value of assets to determine compliance with statutory requirements;
•	restricting the size of risks that may be insured under a single contract;
•	mandating certain insurance benefits;
•	regulating certain premium rates;
•	reviewing and approving policy forms and reports of financial condition required to be filed;
•	regulating unfair trade and claims practices, including imposing restrictions on marketing and sales practices, distribution arrangements, and payment of inducements;
•	regulating advertising;
•	protecting privacy;
•	establishing statutory capital and reserve requirements and solvency standards;
•	determining methods of accounting;
•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•	approving changes in control of insurance companies;
•	restricting the payment of dividends and other transactions between affiliates; and
•	regulating the types, amounts and valuation of investments.
These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the Securities and Exchange Commission, the Internal Revenue Service, the Financial Industry Regulatory Authority, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue.
In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

The regulatory environment could have other significant effects on us and our business. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities. Significant regulatory actions against us could have material adverse financial effects, cause significant reputational harm, or harm business prospects. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards under which the sale of a variable annuity contract or variable life insurance policy is considered suitable for a particular customer, could have a material adverse effect, as could certain state insurance regulations that extend suitability requirements to non-variable products. In addition, with respect to our property and casualty and health business, state departments of insurance regulate and approve underwriting practices and rate changes, which can delay the implementation of premium rate changes or prevent us from making changes we believe are necessary to match rate to risk.
In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. The extreme turmoil in the financial markets, combined with a new administration in the U.S. government has increased the likelihood of changes in the way the financial services industry is regulated. It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge and new regulations could be implemented, possibly on an expedited basis.
In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. Furthermore, we anticipate government involvement in healthcare to increase in the coming years, as it attempts to provide minimum coverage to all individuals. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.
Changes in tax laws may decrease sales and profitability of certain products.
Under current federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment designed to encourage consumers to purchase these products. This favorable treatment may give certain of our products a competitive advantage over non-insurance products. Congress from time to time may consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities.
Congress also may consider proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products and/or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products, making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position and ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.
Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability.
Certain of our variable annuity contracts and variable life insurance policies are subject to federal and state securities laws and regulations that apply to insurance products that are also securities. As a result, some of our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with securities laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards for suitability of variable annuity contracts or variable life insurance policies, could have a material adverse effect on our operations and profitability and could ultimately impact our ability to offer certain of these products. Furthermore, recently promulgated SEC regulations that would require the registration of equity-indexed annuities may impact our ability to offer this product.

New accounting rules or changes to existing accounting rules could negatively impact our business.
We are required to comply with U.S. generally accepted accounting principles. A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”). GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. We can give no assurance that future changes to GAAP will not have a negative impact on us.
In addition, we are required to comply with statutory accounting principles (“SAP”) in our insurance operations. SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the National Association of Insurance Commissioners (“NAIC”) and its taskforces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve or alter financial reporting. The NAIC is currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. We cannot predict whether or in what form, reforms will be enacted and, whether the reforms, if enacted, will positively or negatively affect us.
Prohibition on the use of customer credit information in connection with pricing and underwriting could impact our ability to price policies and consequently our profitability.
Within the limits of state and federal regulations, our property and casualty personal lines use customer credit information to price policies. Certain groups and regulators have asserted that the use of credit information may have a discriminatory impact and are calling for the prohibition or restriction on the use of credit data in underwriting and pricing. Elimination of the use of this information for underwriting purposes could have an adverse effect on our profitability, because we would have less data upon which to price policies.
The occurrence of events that are unanticipated in our disaster recovery systems and business continuity planning could impair our ability to conduct business effectively.
Our home office is located in Galveston, Texas, on the coast of the Gulf of Mexico. We have taken action to protect our ability to service our policyholders in the event of a hurricane or other natural disaster affecting Galveston through our off-site disaster recovery systems and business continuity planning. During the year ended December 31, 2009, we have moved many of our key staff to our South Shore office buildings in League City, Texas. The primary offices of our property and casualty insurance companies are located in Springfield, Missouri and Glenmont, New York. These offices help to insulate our property and casualty operations from coastal catastrophes. Furthermore, we have established a remote processing center in San Antonio, Texas, which will support operations in the event that the Galveston area is affected by natural disaster. There is no assurance, however, that these efforts will prove successful. In the event of a hurricane or other natural disaster, an industrial accident, or acts of terrorism or war that would impact our corporate headquarters, events unanticipated in our disaster recovery systems could have an adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers, employees, or agents were unavailable following such a disaster, our ability to effectively conduct our business could be compromised.

We may not be able to continue to be a low cost provider of property and casualty products due to the potential effects of the use of comparative rating software.
The increased transparency that arises from the use of comparative rating software in the property and casualty insurance market could work to our competitive disadvantage. Comparative rating software, which already is widely used in personal auto and homeowners insurance, offers competitors the opportunity to model the premiums we charge over the spectrum of personal insurance policies we sell. Increased transparency of our rating structure may allow some competitors to mimic our pricing, thereby possibly reducing our competitive advantage.
If we are unable to maintain the availability of our systems and safeguard the security of our data, our ability to conduct our business may be compromised and our reputation may be harmed.
We use computer systems to store, retrieve, evaluate, and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of our employees and agents, to access these systems to perform necessary business functions, such as providing new-business quotes, processing new and renewal business, making changes to existing policies, filing and paying claims, providing customer support, pricing our products and services, establishing reserves, and timely and accurately reporting financial results. Systems failures or outages and our ability to recover from these failures and outages could compromise our ability to perform these functions on a timely basis, which could hurt our business and our relationships with our agents and policyholders.
A breach of security with respect to our systems or those of our third-party vendors providing outsourced services could also jeopardize the confidentiality of our customers’ personal data, which could harm our reputation and expose us to possible liability. We rely on encryption and authentication technology licensed from third parties to provide security and authentication capabilities, but we cannot guarantee that advances in computer capabilities, computer viruses, programming or human errors, loss or theft of computer equipment, or other events or developments would not result in a breach of our security measures, misappropriation of our proprietary information, misappropriation of customers’ personal data, or an interruption of our business operations.
We have invested significant time and resources to mitigate these systems and data security risks; however, we cannot be certain that our efforts to mitigate such risks will be effective in all cases.
Employee error and misconduct may be difficult to detect and prevent and may result in significant losses.
Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, or failure to comply with regulatory requirements. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and there is a risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.
Our business operations depend on our ability to appropriately execute and administer our policies and claims.
Our primary business is writing and servicing life, property and casualty, and health insurance for individuals, families and commercial business. Because we deal with large numbers of similar policies, any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error, vendor error, or technological problems, could have negative repercussions on our financial results and our reputation if such problems or discrepancies are replicated through multiple policies.

Our Medicare Supplement business could be negatively affected by alternative healthcare providers
The Medicare Supplement business is impacted by market trends in the senior-aged healthcare industry that provide alternatives to traditional Medicare, such as health maintenance organizations and other managed care or private plans. The success of these alternative healthcare solutions for senior-aged persons could negatively affect the sales and premium growth of traditional Medicare Supplement insurance and could impact our ability to offer such products.
Our Medicare Supplement business is subject to intense competition and stringent pricing regulation, which could negatively impact future sales and affect our ability to offer this product.
In recent years, price competition in the traditional Medicare Supplement market has been significant, characterized by some insurers who have been willing to earn very small profit margins or to under-price new sales in order to gain market share. Our Medicare Supplement business is also subject to stringent regulation, which includes price-setting rules that result in a maximum amount of profit that can be made, with no limits on potential loss of the insurer. Under such regulations, we are unable to raise premiums beyond the established set price. Thus, restrictions on the level of our profits could materially adversely affect our ability to offer this product.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our home office is located in Galveston, Texas. We own and occupy approximately 420,000 square feet of office space in this building. We also own the following additional properties that are materially important to our operations:
•	We own and occupy four buildings in League City, Texas, consisting of a total of approximately 298,000 square feet. Approximately one-third of such space is leased to third parties. Our use of these facilities is related primarily to our Life, Health, and Corporate and Other segments.
•	Our Property and Casualty segment conducts substantial operations through the American National Property and Casualty group of companies in Springfield, Missouri, and the Farm Family companies in Glenmont, New York. The Springfield facility is approximately 232,000 square feet, of which we occupy approximately two-thirds, with the remaining portion leased to third parties. The Glenmont facility is approximately 140,000 square feet, all of which is occupied by us.
•	We own an approximately 100,000 square foot facility in San Antonio, Texas. We occupy approximately three-fourths of this facility. We use this facility as a remote processing center for customer support and to support other business operations in the event the Galveston home office is evacuated due to catastrophic weather.
We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment purposes only.
ITEM 3. LEGAL PROCEEDINGS
Information required for Item 3 is incorporated by reference to the discussion under the heading “Litigation” in our Commitments and Contingencies footnote within the Consolidated Financial Statements.
ITEM 4. RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCKHOLDER INFORMATION
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.” The following table presents the high and low prices for our common stock for the periods indicated and the quarterly dividends declared per share during such periods.

			Dividend Paid
	High	Low	Per Share
	(per share)

2009:
Fourth quarter	$120.81	$81.05	$0.77
Third quarter	88.68	71.64	0.77
Second quarter	81.65	55.09	0.77
First quarter	74.59	33.74	0.77

			$3.08

2008:
Fourth quarter	$94.40	$55.00	$0.77
Third quarter	111.76	81.68	0.77
Second quarter	119.65	97.50	0.77
First quarter	133.60	100.00	0.77

			$3.08
Our stock closed at $119.44 per share on December 31, 2009.
Security Holders
As of December 31, 2009, there were approximately 978 holders of record of our issued and outstanding shares of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our common stock that is authorized for issuance under the American National Insurance Company 1999 Stock and Incentive Plan as of December 31, 2009.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance under
	issued upon exercise of outstanding	price outstanding options,	equity compensation plans (excluding
Plan category	options, warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$108.53	2,366,390

Equity compensation plans not approved by security holders	—	—	—

Total	—	$108.53	2,366,390

Performance Graph
The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.” The following graph compares the performance of the cumulative total stockholder return for the Company’s stockholders for the last five (5) years with the performance of the NASDAQ Stock Market Index and the NASDAQ Insurance Stock Index. The graph plots the cumulative changes in value of an initial $100 investment as of December 31, 2004 over the time periods shown.
Value at each year-end of a $100 initial investment made on December 31, 2004:

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
ANICO	$100.000	$115.083	$115.193	$125.023	$82.504	$129.613
NASDAQ Total	$100.000	$102.131	$112.196	$121.670	$58.624	$84.201
NASDAQ Insurance	$100.000	$112.076	$126.722	$126.984	$117.626	$122.845
This performance graph shall not be deemed to be incorporated by reference into our Securities and Exchange Commission filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
American National Insurance Company (and its subsidiaries)

(dollar amounts in millions, except per	Years Ended December 31,
share amounts, or unless otherwise noted)	2009	2008	2007	2006	2005

Revenues	$2,950	$2,519	$3,056	$3,105	$3,036
Income (loss) from continuing operations	15	(173)	245	280	245
Net income (loss)	15	(154)	240	275	238
Net income (loss) attributed to American National Insurance Company and Subsidiaries	16	(154)	241	273	236

Per common share
Income (loss) from continuing operations:
- basic	0.57	(6.52)	9.26	10.58	9.27
- diluted	0.57	(6.52)	9.21	10.53	9.23

Net income (loss):
- basic	0.57	(5.82)	9.07	10.37	8.99
- diluted	0.57	(5.82)	9.02	10.32	8.96

Net income (loss) attributed to American National Insurance Company and Subsidiaries:
- basic	0.59	(5.82)	9.09	10.32	8.91
- diluted	0.59	(5.82)	9.04	10.27	8.87

Cash dividends per share	3.08	3.08	3.05	3.01	2.97

Selected data
Return on American National Insurance Company and Subsidiaries stockholders’ equity	11.3%	(14.0)%	6.9%	8.2%	4.7%
Dividend payout ratio	127.2%	N/A	38.1%	38.7%	43.9%

	Balances at December 31,
	2009	2008	2007	2006	2005

Total assets	$20,150	$18,379	$18,461	$17,932	$17,493
Total American National Insurance Company and Subsidiaries stockholders’ equity	3,460	3,134	3,737	3,576	3,378
Total equity	3,472	3,142	3,741	3,582	3,380

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of our financial condition. This narrative analysis should be read in conjunction with the forward-looking statement information below, the audited consolidated financial statements and related notes included in Item 8 and Risk Factors included in Item 1A.

Overview
We are a diversified insurance and financial services company. Chartered in 1905, we are headquartered in Galveston, Texas. We offer a broad spectrum of life, annuity, health, and property and casualty insurance products. We also offer mutual fund investments through our broker dealer subsidiary. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.
Segments
We manage our business through five business segments, which are comprised of four insurance segments: Life, Annuity, Health and Property and Casualty, and our Corporate and Other segment. The life, annuity, and health insurance segments are primarily operated through five domestic insurance companies. The property and casualty insurance segment is operated through eight domestic property and casualty insurance companies.
Insurance Segments:
The insurance segments have revenues, which consist primarily of the following:
•	net premiums earned on individual term and whole life insurance, property and casualty insurance, credit insurance, health insurance and single premium immediate annuity products;
•	net investment income; and
•	insurance and investment product fees and other income, including surrender charges, mortality and expense risk charges, primarily from variable life and annuity, deferred annuities, and universal life insurance policies, management fees and commissions from other investment products, and other administrative charges.
The insurance segment expenses primarily consist of the following:
•	benefits provided to policyholders and contract holders and changes in reserves held for future benefits;
•	interest credited on account balances;
•	acquisition and operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);
•	amortization of deferred policy acquisition costs and other intangible assets; and
•	income taxes.
The insurance segments have liabilities for all of the insurance products sold through the segment. Each insurance segment also has an amount of surplus allocated to it sufficient to support the segment’s business activities. The insurance segments do not directly own any assets, but assets are allocated to the segments to support the liabilities and surplus of each segment. The mix of assets allocated to each of the insurance segments is modified as necessary to provide the right match of cash flows and earnings to properly support the characteristics of the insurance liabilities. We have utilized this methodology consistently over all periods presented.
Corporate & Other
The Corporate and Other segment directly owns all of the invested assets of the Company. As noted above, assets and surplus from the Corporate and Other segment are allocated to the insurance segments as necessary to support the liabilities of those segments. The investment income from the invested assets is also allocated to the insurance segments from the Corporate and Other segment in accordance with the amount of assets allocated to each segment. Earnings of the Corporate and Other segment are derived from our non-insurance businesses as well as earnings from those invested assets that do not support the insurance segments. All realized investment gains and losses are recorded in this segment.

Outlook
“The Outlook” sections contain many forward-looking statements, particularly relating to our future financial performance. These forward-looking statements are estimates based on information currently available to us, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ materially from those forecast by us, depending on the outcome of various factors.
In recent years, our business has been and likely will continue to be, influenced by a number of industry-wide and segment or product specific trends and conditions. In our discussion below, we first outline the broad macro-economic or industry trends (General Trends) that we expect will have an impact on our overall business. Second, we discuss certain segment specific trends that we believe may impact either individual segments of our business or specific products within these segments.
General Trends
Challenging Financial and Economic Environment: The current financial crisis that began in mid-2007 is having adverse economic and financial market consequences around the world. In spite of government efforts, economic indicators remain mixed. During 2009, these market conditions contributed to an other-than temporary impairment loss of $98.9 million in our $16.6 billion investment portfolio. While we expect to experience continued volatility in the valuation of our investments, we believe that the current credit environment also provides us with opportunities to invest in select asset classes and sectors that may enhance our investment performance over time because of our intent and ability to hold these securities to maturity. Our ability to do so is supported by our strong liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations. Due to acquisitions and consolidations principally among financial institutions, we have experienced credit concentrations beyond our normal guidelines. However, we believe those concentrations are manageable as we work to rebalance our investment portfolio to manage risk and investment returns.
We believe that as expectations for global economic growth are lowered, factors such as consumer spending, business investment, the volatility and condition of the capital markets and inflation, will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. However, we believe those risks are somewhat mitigated by our financial strength, active risk management and disciplined underwriting for all of our products. Our diverse product mix across multiple lines of business (life, annuity, health, property and casualty) is a key strength that will help us adapt to current economic times and give us the ability to serve the changing needs of our customer base. For example, recent fluctuations in the stock market have led investors to search for financial products that are insulated from the volatility of the markets. We are well positioned to serve the demand in this marketplace given our success with fixed annuity products. Also, through our conservative business approach, we believe we remain financially strong and we are committed to providing a steady and reliable source of financial protection for policyholders and investors alike.
Low Interest Rates: Low interest rate environments are typically challenging for life and annuity companies as the spreads on deposit-type funds and contracts narrow and policies approach their minimum crediting rates. Low market interest rates may reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the yield we earn on the investments that support these obligations. We have an established Asset/Liability Management Committee that actively manages the profitability of our in force block of insurance policies. In response to the unusually low interest rates in recent years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and reduced crediting rates on in-force contracts, where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and on the profitability of these products, although sales volume and persistency could diminish as a result. Additionally, the committee maintains assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of these products. Although rapidly rising interest rates could result in reduced persistency in our spread-based retail products, as contract holders shift assets into higher yielding investments, we believe that our ability to react quickly to the changing marketplace will allow us to manage this risk.

Focus on Operating Efficiencies: The challenging economic environment and the recent investment related losses across the industry have created a renewed focus on operating cost reductions and efficiencies. We continue to aggressively manage our cost base while maintaining our commitment to provide superior customer service to agents and policyholders. Investments in technology are aligned with activities and are coordinated through a disciplined project management process. In 2009, we consolidated our data centers and Information Technology (“IT”) operations to realize some of the synergies with our subsidiaries. We also anticipate using technology to enhance our web experience for policyholders and agents.
Changing Regulatory Environment: The insurance industry is regulated at the state level with some life and annuity products and services also subject to federal regulation. The debate over the federal regulatory role in the insurance industry continues to be a divisive issue within the industry. We proactively monitor this debate to determine its impact on our business. The SEC is attempting to enact new registration requirements for equity-indexed products. American National is prepared to support these products, even with additional registration requirements and regulation.
Life and Annuity
Due to the recent market and economic turmoil, life insurance companies experienced declining demand for certain products in 2008 and 2009. In response, we developed and began offering in September, 2009 a new Indexed Universal Life product, which we anticipate will be desirable in the current market. Life insurance continues to be a mainstay product for us today, as it has during our long history. We believe that the combination of predictable and decreasing mortality rates, positive cash flow generation for many years after policy issue and favorable persistency characteristics, suggest a viable and profitable future for this line of business. We continue to use a wide variety of marketing channels and plan to expand our traditional distribution models with additional independent agents.
While the annuity segment had insignificant sales volume historically, this segment now represents a major and growing contributor to our operations. Although we experienced a slowdown in variable annuity sales in 2009, our fixed annuity sales continued to increase as investors sought less volatile investment vehicles. In light of the current market, we are committed to maintaining our fixed annuity product lines. We have a conservation program to retain policyholders through proactive communication and education when a policyholder is considering surrendering his or her policy. This has resulted in our retaining approximately 10% of policyholders that have submitted surrender requests.
Effective management of billions of dollars of invested assets and associated liabilities involving credited rates and, where applicable, financial hedging instruments (which are utilized as hedges of equity-indexed annuity sales), is crucial to our success in the annuity segment. Asset “disintermediation”, the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, is a major risk associated with this segment. This risk is monitored and managed in the Asset Liability Management (“ALM”) Committee. The ALM Committee monitors asset disintermediation risk through the use of statistical measures such as duration and projected future cash flows based on large numbers of possible future interest environments and the use of modeling to identify potential risk areas. These techniques are designed to manage asset/liability cash flow and minimize potential losses.
Demographics: We believe that a key driver shaping the actions of the life insurance industry is the rising income protection, wealth accumulation, and insurance needs of the retiring Baby Boomers (those born between 1946 and 1964). According to the U.S. Census published in 2008, about 19.6 percent of the total population will be over 65 by 2030, compared to about 12.4 percent now. Also, the most rapidly growing age group is expected to be the 85 and older population. As a result of increasing longevity and uncertainty regarding the Social Security system, retirees will need to accumulate sufficient savings to support retirement income requirements.
We are well positioned to address the Baby Boomers’ rapidly increasing need for savings tools and income protection. We believe that our overall financial strength and broad distribution channels will position us to respond with a variety of products needed by Baby Boomers for retirement planning and income requirements. We are ready to respond to individuals approaching retirement age who seek information to plan for and manage their retirement needs. Our products that offer guaranteed income flows for life, including single premium immediate annuities, are well positioned to serve this market.

Competitive Pressures: The life insurance industry remains highly competitive. Product development and product life cycles have shortened in many products, leading to more intense competition with respect to product features. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. We believe that we possess sufficient scale, financial strength and flexibility to effectively compete in this market.
The annuity market is also highly competitive. In addition to aggressive annuity rates and new product features such as guaranteed living benefit riders, within the industry there is growing competition from other financial service firms. Insurers continue to evaluate their distribution channels and the way they deliver products to consumers. At this time, we have elected not to provide guaranteed living benefits as a part of our variable annuity products. While this may have impeded our ability to sell variable annuities in the short run, this strategy has given us an advantage in terms of profitability in the long run. We believe that these products were not adequately priced historically, and many of our competitors are facing the consequences of mispricing the product.
We believe that we will continue to be competitive in the life and annuity markets through our broad line of products, our distinct distribution channels, and our consistent high level of customer service. We continue to modify our products to meet customer needs and to expand our reach where we believe we can obtain profitable growth. Some of the steps we have taken to improve our competitive position in the market include:
•	Established in 2009, we have a project under way to establish a New York life insurance subsidiary. We anticipate that sales will begin through this new company in the first half of 2010. A variety of annuity products will be available for sale once the subsidiary is established, followed in subsequent years by our life products. Initial sales are anticipated through independent and multiple-line agents. Based on competitors’ market experience, we expect annuity deposits from this subsidiary to represent five to ten percent of total deposits received once the market is established.
•	Sales of traditional life insurance products through our Career Sales and Services Division increased in 2009. This coupled with our focus on policy persistency and expense management allowed us to continue to maintain a stable and profitable block of in force business.
•	We have repositioned the competitiveness of life products sold through our Independent Marketing Group, particularly at older ages. While this repositioning resulted in a slowing of sales in the last quarter of 2008 and 2009, it has and will help improve the future profitability of these products.
•	We believe there will be a continuing shift in sales emphasis to utilizing the Internet, endorsed direct mail and innovative product/distribution combinations. Although our direct sales of life insurance products were lower in 2009, we remain committed to traditional life insurance products (term life and whole life) through our Internet and third-party marketing distribution channels.
Health
We experienced a slight reduction in Medicare Supplement policies in-force in 2009 as the industry continued to move toward Medicare Advantage plans and Part D plans, which redirected much of our agents’ focus. We chose to remain committed to the traditional Medicare Supplement plans, which we consider to be viable for the long term. Sales of traditional products decreased during 2009; however, the trend of decreased sales reversed in 2007 and in 2008.
The number of hospital surgical health insurance policies in-force decreased in 2009. The decrease was mainly a result of rate increases. Profitability for our products is dependent on diligent management of policy premiums, relative to benefits paid, and rigid attention to underwriting the health risks of each policyholder. Maintaining adequate scale is a significant contributor to profitability as it allows us to negotiate better arrangements with healthcare providers, thus decreasing unit costs. We consider both new and existing health products on a case-by-case basis, in light of current market and regulatory environments, as well as management expectations.
We anticipate government involvement in healthcare to increase in the coming years, as it attempts to provide minimum coverage to all individuals. We believe that our focus on hospital surgical products may provide additional opportunities as individuals attempt to supplement that basic coverage.

We anticipate employers will continue to increase offerings of consumer-driven health plans as a way to temper healthcare costs. Our Health/Senior Age marketing division will continue to support independent producers and maintain products that meet their sales needs, while moving toward direct consumer products that will position us for the next generation.
Property and Casualty
Since 2007, the property and casualty insurance industry has been experiencing a soft market, characterized by declining premium growth for three consecutive years. “U.S. Property/Casualty — Review and Preview” published by A.M. Best on February 8, 2010 noted that the expected decrease in Net Premiums Written in 2009 has resulted in the first three consecutive year decline in A.M. Best’s recorded history. Following the industry’s historical decreases the last three years to Net Written Premiums, industry-wide operating results are expected to have improved in 2009. This improvement was due to the decline in catastrophe activity from an estimated $23 billion industry-wide in 2008 to an estimated $14 billion in 2009, offset by the prolonged period of competitive market conditions, excess capacity, leakage of premium to non-U.S. companies, alternative forms of risk transfer and the weak economy. A.M. Best expects this competitive pressure will continue in 2010, with an average forecast decline in industry net premiums written of 1.6%. We expect to experience continued pressure on pricing early in 2010, but easing from the levels experienced since 2007, and increasing by the end of 2010. To compete in this tough pricing environment, our long-term plans include developing tiered pricing for our agricultural and commercial lines. Tiered pricing will create a broader range of premiums and is designed to continue to improve our competitive position in the marketplace and our profitability.
With less consumer credit being offered in the market, we anticipate that fewer credit-related insurance products will be purchased. The tightening of credit is more heavily impacting the products written through the auto dealer market. However, the collateral protection production tends to increase in this type of economic environment. We continue to update credit insurance product offerings and pricing to meet these changing market needs, as well as adding new agents to expand our exposure to the credit-related insurance market. We are reviewing and implementing improved procedures to enhance customer service and, at the same time, looking for efficiencies to reduce administrative costs.
Competition: Property and casualty insurers are facing a continued competitive pricing environment. The condition of the economy in 2009 prevented the rate hardening most industry leaders were expecting following the declines in previous years. The competitive environment is expected to continue into 2010 as forecasts for an active hurricane season, the low interest rate environment, and an anticipated sluggish economic recovery all undermine any significant improvement in the market.
Despite the challenging pricing environment, we expect to identify profitable opportunities through our strong distribution channels, expanding geographic coverage, target marketing effects and new product development. Through our multiple-line exclusive agents, we will continue to focus on increasing the percentage of clients that buy their home, auto, business, and life insurance from us. Introduction of new products, such as one targeted toward the young family market in 2007, has been a main driver for increased policy counts in homeowners and auto insurance. The integration of the Farm Family companies over the last nine years has allowed us to expand our geographic coverage into the Northeast and our product portfolio to include agribusiness and commercial insurance. Similarly, Farm Family has expanded its product portfolio to include additional personal line property and casualty products. We expect that our agribusiness product will continue to be a leading seller in the Northeast United States. Agribusiness sales in other states are expected to show steady growth.

Critical Accounting Estimates
The consolidated financial statements have been prepared in conformity with GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and their accompanying notes. Actual results could differ from results reported using those estimates.
We have identified the following estimates as critical in that they involve a high degree of judgment and are subject to a significant degree of variability:
•	Deferred acquisition costs;
•	Reserves;
•	Reinsurance recoverable;
•	Pension and postretirement benefit plans;
•	Other-than-temporary impairment;
•	Litigation contingencies; and
•	Federal income taxes.
Our accounting estimates inherently require the use of judgments relating to a variety of assumptions, in particular, expectations of current and future mortality, morbidity, persistency, losses and loss adjustment expenses, recoverability of receivables, investment returns and interest rates. In developing these estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe that the amounts provided are appropriate, based upon the facts available upon compilation of the consolidated financial statements.
Due to the inherent uncertainty when using assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be different from those reported in the consolidated financial statements. We believe that the estimates used in our deferred acquisition cost calculations provide a representative example of how variations in assumptions and estimates would affect our business. Please see the sensitivity table in the Deferred Acquisition Costs section below for further information on how changes in assumptions and estimates would affect our business.
A discussion of these critical accounting estimates is presented below.
Deferred Acquisition Costs
We incur significant costs in connection with acquiring insurance business, including commissions and certain other expenses. Such costs are generally deferred and amortized. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). The DAC asset balance is subsequently charged to income (i.e., amortized) over the lives of the underlying contracts in relation to the anticipated emergence of premiums, gross margins, or gross profits, depending on the type of product.
For traditional life insurance and payout annuities, deferred costs consist of certain underwriting fees, commissions (in excess of ultimate renewal commissions) and certain agent fringe benefit costs, other policy set-up costs, and the cost of insurance in-force gained through acquisitions. The DAC on traditional life and annuity products is amortized with interest over the anticipated premium-paying period of the related policies, in proportion to annual premium revenue to be received over the life of the policies. The present value of expected premium revenue is estimated by using the same mortality, morbidity, persistency and withdrawal assumptions (with provisions for adverse deviation) used in computing liabilities for future policy benefits. These assumptions are not revised after policy issuance or acquisition (i.e., they are “locked in”) unless the DAC balance is deemed to be unrecoverable. We periodically perform loss recognition analysis utilizing best estimate assumptions to determine whether or not the DAC balance is recoverable. See the discussion of Life and Annuity Reserves below for additional details.

Costs deferred on universal life, variable universal life, limited pay life and investment-type deferred annuity contracts are amortized as a level percentage of the present value of estimated gross profits. These gross profits are dependent principally upon revenues in excess of the amounts credited to policyholders, death benefits, surrender benefits and expenses to administer the business. Our estimates of future gross profits are influenced by our assumptions including mortality, investment return, expenses and persistency. These assumptions are developed based on our experience. We review and update our assumptions at least annually. Changes to these assumptions result in adjustments which increase or decrease DAC amortization (i.e., they are not “locked in”). Actual gross profits in a given reporting period can vary from our initial estimates resulting in an increase or decrease in the rate of amortization. We regularly evaluate the gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. See the Life and Annuity Reserves discussion below for additional details.
DAC associated with acquisitions of certain blocks of in-force business is referred to as the present value of profits asset. Such DAC consists of the unamortized portion of the present value of profits asset as of the statement date. The initial present value of profits assets were determined based on the present value of projected earnings from the block(s) of business acquired as of the acquisition date. Subsequent to the acquisition date, the present value of profits asset is then amortized in proportion to premiums, gross profits, or gross margins from the acquired block of business.
DAC on health products is amortized with interest over the anticipated premium-paying period of the related policies. Expected premium revenue is estimated using the same actuarial assumptions used in computing reserves for future policy benefits. Health insurance products that require DAC consideration are those with contractual obligations, which includes all of our products.
DAC associated with property and casualty insurance business consist of commissions, underwriting and issue costs. These costs are amortized over the coverage period of the related policies in relation to premium revenue recognized.
We had a total DAC asset of approximately $1.33 billion and $1.48 billion at December 31, 2009 and 2008, respectively.
The following table displays the sensitivity of reasonably likely changes in assumptions included in the amortization of the DAC balance of our long-tail business as of December 31, 2009 (in thousands):

Increase/(Reduction) in DAC

Increase in future investment margins of 25 basis points	$26,666
Decrease in future investment margins of 25 basis points	$(31,810)

Decrease in future life mortality by 1%	$1,988
Increase in future life mortality by 1%	$(2,045)
Reserves
Life and Annuity Reserves:
Liability for Future Policy Benefits and Policy Account Balances — For traditional life products, liabilities for future policy benefits have been calculated based on a net level premium method using estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time that the policies were issued. Estimates used are based on our experience, adjusted with a provision for adverse deviation. Investment yields used for traditional life products range from 3.0% to 8.0% and vary by issue year. We review experience assumptions at least annually and compare them with our actual experience. When we determine that future expected experience differs such that the DAC asset is not recoverable and/or reserves are not sufficient to provide for policy benefits (after any applicable DAC has been written off), a loss event is recognized, as discussed below.

Future policy benefits for universal life and investment-type deferred annuity contracts reflect the current account value before applicable surrender charges.
Future policy benefits for group life policies have been calculated using a level interest rate ranging from 3.0% to 5.5%. Mortality and withdrawal assumptions are based on our experience.
Fixed payout annuities included in future policy benefits are calculated using a level interest rate of 5.0%. Mortality assumptions are based on standard industry mortality tables. Liabilities for payout annuities classified as investment contracts (payout annuities without life contingencies) are determined as the present value of future benefits at the “breakeven” interest rate determined at inception.
Interest assumptions used for future policy benefits on health policies are calculated using graded interest rates ranging from 3.5% to 8.0%. Morbidity and termination assumptions are based on our experience.
At least annually, we test the net benefit reserves (policy benefit reserves less DAC) established for life insurance products, including consideration of future expected premium payments, to determine whether they are adequate to provide for future policyholder benefit obligations. The testing process is referred to as “Loss Recognition” for traditional products or “Unlocking” for non-traditional products. The assumptions used to perform the tests are our current best-estimate assumptions as to policyholder mortality, persistency, company maintenance expenses and invested asset returns.
For traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience differs from the original assumptions.
For non-traditional business, best-estimate assumptions are updated to reflect the observed changes based on experience studies and current economic conditions. We reflect the effect of such assumption changes in DAC and reserve balances accordingly. Due to the long-term nature of many of the liabilities, small changes in certain assumptions may cause large changes in the degree of reserve adequacy or DAC recoverability. In particular, changes in estimates of the future invested asset return assumption have a large effect on the degree of reserve adequacy.
Life Reserving Methodology — We establish liabilities for amounts payable under life insurance policies, including participating and non-participating traditional life insurance and interest sensitive and variable universal life insurance. In general, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums (for traditional life insurance), or as the account value established for the policyholder (for universal and variable universal life insurance). Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, investment return, inflation, expenses and other contingent events as appropriate to the respective product type.
For non-participating traditional life insurance policies, future policy benefits are calculated consistent with Accounting Standards Codification (“ASC”) 944-40 (formerly “FAS 60”), Accounting and Reporting by Insurance Enterprises, and are equal to the aggregate of the present value of expected future benefit payments and related expenses, less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon our experience, with provisions for adverse deviation, when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 3.0% to 8.0% and vary by issue year.

Future policy benefit liabilities for participating traditional life insurance policies are calculated consistent with, ASC 944-40 (formerly “FAS 97”), Accounting and Reporting by Insurance Enterprise for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 2.5% to 6.0%, and mortality rates assumed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.
Future policy benefits for interest sensitive and variable universal life insurance policies are calculated consistent with ASC 944-40 (formerly “FAS 97”), Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, for universal life type products and are equal to the current account value established for the policyholder. Some of our universal life policies contain secondary guarantees, for which an additional liability is established consistent with ASC 944-40 (formerly (“SOP 03-01”), Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Separate Accounts. Liabilities for universal life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits over the accumulation period based on total expected assessments.
We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC and are thus subject to the same variability and risk. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
Annuity Reserving Methodology — We establish liabilities for amounts payable under annuity contracts including fixed payout annuities and deferred annuities. An immediate or payout annuity is an annuity contract in the benefit or “payout” phase. In a fixed payout annuity contract, the insurance company agrees, for a cash consideration, to make specified benefit payments for a fixed period, or for the duration of a designated life or lives. The cash consideration can be funded with a single payment, as is the case with single premium immediate annuities, or with a schedule of payments, as is the case with “limited pay” products.
Payout annuities with more than an insignificant amount of mortality risk are calculated consistent with guidance under ASC 940-40 for limited pay insurance contracts. Benefit and maintenance expense reserves are established by using assumptions reflecting our expectations, including an appropriate margin for adverse deviation. Payout annuities are reserved using standard industry mortality tables specified for statutory reporting and an interest rate of 5% for life annuities and 3% for shorter duration contracts, such as term certain payouts. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are established. The resulting recognition of profits would be gradual over the expected life of the contract.
A deferred annuity is an annuity contract that has not reached the starting date of its periodic benefit payout. The Company establishes liabilities for deferred annuities based on methods and underlying assumptions in accordance with ASC 944-40 for investment contracts. Under ASC 944-40 for investment contracts, reserves for Policyholder Account Balances are established as the account value held on behalf of the policyholder. The possible need for additional reserves for guaranteed minimum death benefits are determined per guidance under SOP 03-01. Currently, no additional reserves are recorded for guaranteed minimum death benefits due to the immaterial amount of this reserve. Our exposure to this risk is minimal. The profit recognition on deferred annuity contracts is gradual over the expected life of the contract. No immediate profit is recognized on the sale of the contract.
Health Reserves:
Overview — We establish policy reserves and claims reserves for known policy-specific liabilities. Further, we establish liabilities for the payment of medical expenses, which have been incurred during the reporting period but have not yet been paid. Additionally, Incurred But Not Reported (“IBNR”) amounts are determined using actuarial standards of practice which look at the time elapsed between when a claim is first incurred and when the final payment has been made (a completion factor analysis).

As of year-end 2009 the Health total claim reserve and liability was $115.9 million, versus $112.8 million at year-end 2008.
Reserving Methodology — Several methods are employed to establish claim reserves and liabilities for Health lines of business.
Completion Factor Approach: The claim reserves for most health care coverage can be suitably calculated using a Completion Factor Method. This method assumes that the historical lag pattern will be an accurate representation for the payment of claims that have been incurred but not yet completely paid. An estimate of the unpaid claim reserves is calculated by subtracting period-to-date paid claims from an estimate of the ultimate aggregate payment for all incurred claims in the time period. The method is based on the pattern of claims incurred within a given month and paid out in future months until such a point that no more payments are expected. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout. The method is best used when the incurred date and subsequent paid date is known for each claim and if fairly consistent patterns can be determined from the progression date of incurral until the date paid in full. The completion factor approach is also best used when the time between date of incurral and final payment is short (i.e., less than 24 month) in duration.
For the individual and association medical block (including Medicare Supplement), we use a completion factor approach to generate claim liability and reserves. Group and managing general underwriter claim reserves are also calculated by these methods. Outstanding claim inventories are monitored by management monthly to determine if any adjustment to the completion factor approach is needed.
Some of the larger managing general underwriters that we use engage external actuarial firms to provide an estimate of the claim reserves for their respective blocks. We independently evaluate the external claim reserve estimates provided for reasonableness as well as for consistency with other completion-factor based reserves. These estimates are incorporated into our reserve analysis to determine the booked reserves for the segment.
Tabular Reserves: Disability Income and Long Term Care blocks of business utilize a tabular calculation to generate the Present Value of Expected Future Payments. These reserves are called tabular because they rely on the published valuation tables for disability termination as maintained by the Society of Actuaries and validated by the National Association of Insurance Commissions (“NAIC”). Tabular reserves are determined by applying termination assumptions related to mortality or recovery, or for Long Term Care, shifts in the mode of care, to the stream of contractual benefit payments. The present value of these expected benefit payments at the required rate of return establishes the tabular reserve.
Credit Health claim reserves and liabilities are also based on a tabular calculation, using actuarial tables published by the Society of Actuaries and accepted by the NAIC. The reserve for this business is calculated as a function of open claims using the same actuarial tables discussed above. Periodically we test the total claim reserve using a completion factor calculation.
Case Reserves: Case reserves are also required for certain lines of business. Case reserves reflect known claims where an estimate of the exposure is readily available and quantifiable based on historical experience or other similar basis. We establish Long Term Care and Nursing Home reserves, on a case-by-case basis, by reviewing the open claims and estimating the remaining liability and applying probabilities derived from continuance tables based on company and industry experience.
Liability for Future Policy Benefits — Liabilities for future policy benefits have been calculated based on a net level premium method. Future policy benefits are calculated consistent with ASC 944-40 (formerly “FAS 60”) and are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate. Interest rates for the aggregate future policy benefit liabilities range from 3.5% to 8.0% and vary by issue year.

Premium Deficiency Reserves — Deficiency reserves are established when the expected benefit payments for a classification of policies having homogenous characteristics are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, and the expected benefit utilization patterns. We have a premium deficiency reserve for the Major Medical block of business. This line of business is in run-off and continues to under-perform relative to the original pricing. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness and the reserve amount is monitored against emerging losses.
Property and Casualty Reserves:
Reserves for Loss and Loss Adjustment Expense (“LAE”) — Property and casualty reserves are established to provide for the estimated costs of paying claims under insurance policies written. These reserves include estimates for both:
•	Case reserves — cost of claims that were reported to us but not yet paid, and
•	Reserves for IBNR — anticipated cost of claims incurred but not reported. IBNR reserves include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future and claims, which have been incurred but not yet, reported.
These reserves include an estimate of the expense associated with settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process. The two major categories of loss adjustment expense are defense and cost containment expense and adjusting and other expense. Net loss and LAE reserves for case reserves and IBNR as of December 31, 2009 and 2008 are shown in the following table (in thousands):

	December 31, 2009			December 31, 2008
	Gross	Ceded	Net	Gross	Ceded	Net

Case	$491,163	$11,639	$479,524	$475,738	$47,888	$427,850
IBNR	$425,827	$48,693	$377,134	$437,275	$17,265	$420,010

Total	$916,990	$60,332	$856,658	$913,013	$65,153	$847,860

Case Reserves: Reserves for reported losses are established on either a judgment or formula basis, depending on the type of the loss. Formula reserves are used for losses such as credit property, automobile, property damage liability and automobile physical damage. They are based on historical paid loss data for similar claims with provisions for trend changes, such as those caused by inflation. The formula reserve is a fixed amount for each claim of a given type.
Judgment reserve amounts are set on a per case basis based on facts and circumstances of each case, the type of claim and the expectation of damages. We regularly monitor the adequacy of judgment reserves and formula reserves on a case-by-case basis and change the amount of such reserves as necessary.
IBNR: IBNR reserves are estimated based on many variables, including historical statistical information, inflation, legal developments, economic conditions, and general trends in claim severity, frequency and other factors that could affect the adequacy of loss reserves.
Loss and premium data is aggregated by exposure class and by accident year (i.e., the year in which losses were incurred). IBNR reserves are calculated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Unlike case reserves, IBNR is generally calculated at an aggregate level and cannot usually be directly identified as reserves for a particular loss or contract. Our overall reserve practice provides for ongoing claims evaluation and adjustment (if necessary) based on the development of related data and other relevant information pertaining to such claims. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made.

Our actuaries reflect the potential uncertainty generated by volatility in our loss development profiles when selecting loss development factor patterns for each line of insurance. Therefore, net and gross reserve calculations have shown redundancies for the last several year-ends as a result of losses emerging favorably compared to what is implied by the selected loss development patterns. See Results of Operations and Related Information by Segment — Property and Casualty, Prior Period Reserve Development discussion for additional information.
The evaluation process to determine recorded loss and loss adjustment expense reserves involves the collaboration of underwriting, claims and internal actuarial departments. The process also includes consultation with independent actuarial firms on an annual basis. Work performed by independent actuarial firms is an important part of our process of gaining reassurance that loss and loss adjustment expense reserves determined by our internal actuarial department sufficiently meet all present and future obligations arising out of all claims incurred as of year-end, both reported and unreported. Additionally, the independent actuarial firms complete the Statements of Actuarial Opinion at each year-end, required by state insurance regulators certifying that the recorded loss and loss adjustment expenses reserves appear reasonable.
Reserving Methodology — The following actuarial methods are utilized in our reserving process during both annual and interim reporting periods:
•	Initial Expected Loss Ratio method: This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to override initial expectations of the ultimate loss ratios.
•	Bornhuetter Ferguson: This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our own historical experience. This method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses.
•	Loss or Expense Development (Chain Ladder): This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate position. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.
•	Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development: This method uses the ratio of paid defense and cost containment expense to paid loss data historical development profiles on older accident periods to project more recent, less developed periods to their ultimate position. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.
•	Calendar Year Paid Adjusting and Other Expense to Paid Loss: This method uses the ratio of prior calendar years’ paid expense to paid loss to project ultimate loss adjustment expenses for adjusting and other expense. The key to this method is the selection of the paid expense to paid loss ratio based on prior calendar years’ activity. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.
The basis of our selected single point best estimate on a particular line of business is often a blend of results from two or more methods (e.g. weighted averages). Our estimate is highly dependent on actuarial and management judgment as to which method(s) is most appropriate for a particular accident year and class of business. Our liability for unpaid claims and claim adjustment expense does not materially differ from the amount determined by our independent actuaries. Our methodology changes over time, as new information emerges regarding underlying loss activity and other factors.

Key Assumptions:
Implicit in the actuarial methodologies utilized above are the following critical reserving assumptions:
•	The selected loss ratio used in the initial expected loss ratio method and Bornhuetter Ferguson method for each accident year;
•	The expected loss development profiles;
•	A consistent claims handling process;
•	A consistent payout pattern;
•	No unusual growth patterns;
•	No major shift in liability limits distribution on liability policies; and
•	No significant prospective changes in workers’ compensation laws that would significantly affect future payouts.
The loss ratio selections and loss development profiles are primarily developed using our own historical claims and loss experience. These assumptions have not been modified from the preceding periods and are consistent with historical loss reserve development patterns.
Management believes that our loss reserves at December 31, 2009 are adequate. However, new information, legislation, events or circumstances, unknown at the original valuation date, may result in future development to our ultimate losses significantly greater or less than the reserves provided for at December 31, 2009. As noted in our “Key Assumptions” above, there are many factors that may impact our reserves, specifically those related to loss ratios for the credit insurance lines of business and those related to a consistent claims handling process for all other lines of business.
For non credit lines of business, our claims handling process is the most likely of those assumptions noted above to vary from the consistency we expect. This assumption was determined to most likely impact our reported results, financial position and liquidity, and we chose to measure the sensitivity to this assumption. The following table presents the range of likely scenarios related to a speed-up or slow-down of five days in the claims handling process and its subsequent impact on our estimate of gross loss reserves. Without certainty of future reporting patterns, we do not consider any change within the range displayed as more reasonably likely than any other.
The table below for the lines of business indicated quantifies the estimated impact on our gross loss reserves of possible scenarios of the speeding-up or slowing-down of claims being processed at December 31, 2009. The results of our analysis below show the cumulative increase (decrease) in gross loss reserves of the lines of business indicated across all accident years combined (in thousands):

	Change in Reporting Pattern
	5 Day Speed Up	5 Day Slow Down

Personal Auto	$(2,499)	$1,171
Homeowner	$(913)	$822
Agribusiness	$(616)	$2,749
Commercial auto	$(1,476)	$4,857
Other	$(2,219)	$5,990

The analysis of our Credit Insurance lines of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the unearned premium to determine the IBNR reserves at December 31, 2009. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each Credit Insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all Credit Insurance products combined. The results of our analysis show an increase or decrease, respectively, in gross reserves across all accident years combined of approximately $6.7 million.
It is not appropriate to add together the total impact shown in the table above, as our lines of business are not directly correlated. It is important to note that the variations set forth in the table above are not meant to be a “best-case” or “worst-case” scenario, and therefore, it is possible that future variations may be more or less than the amounts set forth above. While we believe these are possible scenarios based on the information available to us at this time, we do not believe the reader should consider the above sensitivity analysis an actual reserve range.
Reserving by class of business:
The weight given to a particular actuarial method is dependent upon the characteristics specific to each class of business, including the types of coverage and the expected claim-tail.
Short-tail business — Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. For these lines, emergence of paid losses and case reserves is credible and likely indicative of ultimate losses; therefore, more reliance is placed on the Loss or Expense Development methods.
Large catastrophe and weather events are analyzed separately using information from our claims staff and loss development profiles from similar events and from our own historical experience.
Long-tail business — For long-tail lines of business, emergence of paid losses and case reserves is less credible in early periods and, accordingly, may not be indicative of ultimate losses. For these lines of business, more reliance is placed on the Bornhuetter Ferguson and Initial Expected Loss Ratio methods.
Credit business — For credit lines of business, the IBNR is estimated either by applying a selected ratio to the unearned premium reserve or by using the loss development methods described above.
Loss adjustment expenses — We estimate adjusting and other expense separately from loss reserves using the Calendar Year Paid-to-Paid method. Reserves for defense and cost containment expense are estimated separately from loss reserves, using either the Loss or Expense Development method or Ratio of Paid Defense and Cost Containment Expense to Paid Loss method.
Reinsurance Recoverable
Reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses and are presented net of a reserve for non-recoverability. At December 31, 2009 and 2008, reinsurance recoverable balances were $371.7 million and $482.8 million, respectively.
Recoveries on our gross ultimate losses are determined using distributions of gross ultimate loss by layer of loss retention to estimate ceded IBNR as well as through the review of individual large claims. The most significant assumption we use is the average size of the individual losses for those claims that have occurred but have not yet been recorded by us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately in the consolidated financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.
We manage counterparty risk by entering into agreements with reinsurers we generally consider to be highly rated. However, we do not require a specified minimum rating. We monitor the concentrations of the reinsurers and reduce the participation percentage of lower-rated companies when appropriate. We believe we currently have no reinsurance amounts with any significant risk of becoming unrecoverable due to reinsurer insolvency.

Our reinsurance contracts contain clauses that allow us to terminate the participation with reinsurers who are downgraded. Our risk assessment is comprised of industry ratings, recent news and reports, and a limited review of financials, for any new reinsurer under consideration. We also may require letters of credit, trust agreements, or cash advances from unauthorized reinsurers (reinsurers not licensed in our state of domicile) to fund their share of outstanding losses and LAE. Final assessment is based on the judgment of senior management.
Pension and Postretirement Benefit Plans
We maintain one open qualified defined benefit pension plan and one qualified defined benefit pension plan that is closed to new participants. In addition, we also sponsor three non-qualified defined benefit pension plans that restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits for certain key executives. We also provide certain health and life insurance benefits to qualified current and former employees.
The pension benefit and postretirement benefit obligations and related costs for all plans are calculated using actuarial concepts in accordance with the relevant GAAP pronouncements. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.
As described in Note 2 to the Consolidated Financial Statements, effective December 31, 2006, the Company adopted ASC 715-30 (formerly “FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan. In accordance with ASC 715-30, we recognize the funded status of defined benefit pension and other postretirement plans, on our consolidated balance sheet.
We use a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. To determine the expected long-term rate of return on plan assets, a building-block method is used. The expected rate of return on each asset is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e. the long-term estimate of future returns on default-free U.S. government securities), and (3) the risk premium for each asset class (i.e. the expected return in excess of the risk-free rate). Using this approach, the precise expected return derived will fluctuate somewhat from year to year; however, it is our policy to hold this long-term assumption relatively constant.
The assumptions used in the measurement of our pension benefit obligations for 2009 and 2008 are as follows:

	Years Ended December 31,
	2009		2008
	Used for Net Benefit	Used for Benefit	Used for Net Benefit	Used for Benefit
	Cost in Fiscal Year	Obligations as of	Cost in Fiscal Year	Obligations as of
	1/1/2009 to 12/31/2009	12/31/2009	1/1/2008 to 12/31/2008	12/31/2008

Discount rate	6.17%	5.73%	6.10%	6.17%
Rate of compensation increase	4.20%	4.20%	4.20%	4.20%
Long-term rate return	7.65%	7.65%	7.65%	7.65%
For additional information regarding our pension plan obligations, see Note 15 to the Consolidated Financial Statements.

Other-Than-Temporary Impairment
Our accounting policy requires that a decline in the fair value of investment securities below their amortized cost basis be evaluated to determine if the decline is other-than-temporary. There are a number of assumptions and estimates inherent in evaluating impairments to determine if they are other-than-temporary including 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or less than cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions, which could affect liquidity.
Realized gains are attributable to the sale of our invested assets, while realized losses are due to both the sale of investment assets and the write-down of investments from other-than-temporary impairments. In 2009, the consolidated pretax net realized loss on invested assets was $75.7 million, with pre-tax realized loss of $379.7 million and pre-tax realized gain of $41.0 million reported for 2008 and 2007, respectively. Included in these amounts are other-than-temporary impairment write-downs of $98.9 million, $367.0 million and $7.2 million for the years ended 2009, 2008 and 2007, respectively.
Litigation Contingencies
We review existing litigation matters and potential litigation items with counsel quarterly to determine if any adjustments to reserves for possible losses are necessary. Reserves for losses are established whenever they are probable and estimable. We establish reserves based on our best estimate of the probable loss. If no one number within the range of possible losses is more probable than any other, we record a reserve at the low end of the estimated range.
Based on information currently available, we believe that amounts ultimately paid, if any, arising from existing and currently potential litigation would not have a material effect on our results of operations and financial position. However, it should be noted that the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs continue to create the potential for an unpredictable judgment in any given lawsuit. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than we anticipate, the resulting liability could have a material impact on the consolidated financial results.
Federal Income Taxes
Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.
Tax regulations require items to be included in the tax return at different times from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which tax payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our consolidated financial statements.

The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (4) the length of time that carryovers can be utilized; (5) any unique tax rules that would impact the utilization of the deferred tax assets; and (6) any tax planning strategies that we would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that, the deferred tax assets, net of valuation allowances, will be realized.
Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.
Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties, which relate to tax years, still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years, which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2005 to 2008 has either been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

Consolidated Results of Operations
Comparison of Years Ended December 31, 2009, 2008 and 2007
The following is a discussion of our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007 and should be read in conjunction with the Outlook section. For a discussion of our segment results, see Results of Operations and Related Information by Segment. The following table sets forth the consolidated results of operations (in thousands):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Premiums and other revenues:
Premiums	$1,974,024	$1,888,495	$1,999,623	$85,529	4.5	$(111,128)	(5.6)
Other policy revenues	179,504	174,899	155,230	4,605	2.6	19,669	12.7
Net investment income	840,105	796,177	812,969	43,928	5.5	(16,792)	(2.1)
Realized investments gains (losses), net	(75,697)	(379,709)	41,027	304,012	(80.1)	(420,736)	(1,025.5)
Other income	31,843	38,779	47,224	(6,936)	(17.9)	(8,445)	(17.9)

Total revenues	2,949,779	2,518,641	3,056,073	431,138	17.1	(537,432)	(17.6)

Benefits, losses and expenses:
Policy benefits	1,709,899	1,601,854	1,551,698	108,045	6.7	50,156	3.2

Interest credited to policy account balances	370,563	299,833	295,894	70,730	23.6	3,939	1.3
Commissions	459,943	475,345	456,537	(15,402)	(3.2)	18,808	4.1
Other operating costs and expenses	485,409	508,800	465,140	(23,391)	(4.6)	43,660	9.4
Change in deferred policy acquisition costs	(63,611)	(67,439)	(60,442)	3,828	(5.7)	(6,997)	11.6

Total benefits and expenses	2,962,203	2,818,393	2,708,827	143,810	5.1	109,566	4.0

Income (loss) before other items and federal income taxes	$(12,424)	$(299,752)	$347,246	$287,328	(95.9)	$(646,998)	(186.3)

Summary
Consolidated revenues increased during 2009 compared to those in 2008 primarily due to:
•	Decreased realized investment losses and increased investment income; and
•	Increase in immediate annuity premiums.
Consolidated revenues declined in 2008 compared to those in 2007 primarily due to:
•	Investment losses realized during 2008, including $367.0 million in other-than-temporary impairment write-downs;
•	Lower sales of our single premium immediate annuity products, caused by the drop in interest rates, which made the product less desirable; and
•	The declines were partially offset by other policy revenues arising primarily from mortality charges and fees on the in-force block of universal life policies 2008 witnessed a continuation of increased sales of universal life products experienced in 2007.

Consolidated benefits and expenses increased for the year ended December 31, 2009, compared to the same period in 2008 primarily due to:
•	Increased policy benefits in annuities due to strong single premium immediate annuity sales resulting in an increase of the related reserve balance;
•	Increased interest credited to policy account balances due to an 18.2% increase in average account balances; and
•	These increases were partially offset by the decrease in other operating costs due to non-recurring litigation costs and costs for preparing for compliance with SEC and Sarbanes-Oxley requirements in 2008.
Consolidated benefits and expenses increased for the year ended December 31, 2008, compared to the same period in 2007, primarily due to:
•	The impact of increased catastrophe losses in our Property and Casualty business; and
•	Additional operating expenses incurred due to non-recurring litigation costs and costs for preparing for compliance with SEC and Sarbanes-Oxley requirements.
•	An increase in benefits paid on the growing block of annuity business.

Results of Operations and Related Information by Segment
Life
Comparison of Years Ended December 31, 2009, 2008 and 2007
The Life segment markets traditional life insurance products such as whole life and term life, and interest sensitive life insurance products such as universal life, variable universal life and as well as indexed universal life. These products are marketed on a nationwide basis through employee agents, multiple line agents, independent agents and brokers and direct marketing channels.
Life segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Revenues:
Premiums	$284,530	$299,338	$315,893	$(14,808)	(4.9)	$(16,555)	(5.2)
Other policy revenues	164,748	154,984	130,744	9,764	6.3	24,240	18.5
Net investment income	222,611	226,643	229,092	(4,032)	(1.8)	(2,449)	(1.1)
Other income	2,720	3,767	3,967	(1,047)	(27.8)	(200)	(5.0)

Total revenues	674,609	684,732	679,696	(10,123)	(1.5)	5,036	0.7

Benefits, losses and expenses:
Policy benefits	297,719	296,078	273,750	1,641	0.6	22,328	8.2
Interest credited to policy account balances	58,983	62,221	63,289	(3,238)	(5.2)	(1,068)	(1.7)
Commissions	91,968	126,813	141,517	(34,845)	(27.5)	(14,704)	(10.4)
Other operating costs and expenses	185,048	222,908	200,361	(37,860)	(17.0)	22,547	11.3
Change in deferred policy acquisition costs	1,536	(42,103)	(57,666)	43,639	(103.6)	15,563	(27.0)

Total benefits, losses and expenses	635,254	665,917	621,251	(30,663)	(4.6)	44,666	7.2

Income (loss) before other items and federal income taxes	$39,355	$18,815	$58,445	$20,540	109.2	$(39,630)	(67.8)

For the year ended December 31, 2009, earnings increased compared to 2008. The overall increase we experienced in 2009 can be primarily attributed to the cost of two lawsuit settlements in 2008 and the corresponding impact on other operating costs and expenses. In addition, costs related to our initial SEC registration and expenses related to the implementation of Sarbanes-Oxley compliance decreased compared to 2008. Our benefit to revenue ratio was 52.9% for 2009 compared to 52.3% in 2008. These results are discussed in further detail below.
During the second quarter of 2009, we paid premium refunds as the result of a class action settlement made by us in May 2007. The refunds on the credit life product resulted in issuing $12.9 million in settlement payments in 2009 comprised of credit life premium refunds and other related damages and fees, to certain previously insured persons. The Life segment was fully reserved for this settlement and did not incur any related impact to its gain from operations for the year ended December 31, 2009. However, during the second quarter of 2009, several categories of the statement of income were impacted by the recording of the settlement as follows: premiums were decreased by $4.5 million, other income was decreased by $0.8 million, commissions were decreased by $0.9 million, and other operating costs and expenses were decreased by $4.5 million. For additional information on this settlement, refer to the discussion of the Perkins litigation in Note 16 to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.

Overall, 2008 earnings decreased compared to 2007. The decrease in earnings primarily resulted from certain non-recurring expenses, an increase in the benefit to revenue ratio, a decrease in net investment income, and the declining credit market. The non-recurring expenses related to lawsuit settlements and initial SEC registration expenses and implementation costs related to Sarbanes-Oxley compliance. The life benefits to revenue ratio increased from 49.6% for 2007 to 52.3% for 2008. An unexpected sales increase of higher issue age policies in 2007 resulted from one plan that was very competitively price at those higher ages. During 2008, we implemented a re-pricing of lifetime guarantee universal life plans to include increases in premiums at the higher issue ages to be more conservatively priced. Also, the declining credit market indirectly caused the loss of funding for a sizable number of life policies that were using a low-interest bank loan program to reduce the net insurance cost of the policies. The source of funding for a portion of the bank loans was discontinued, resulting in the withdrawal of cash values and the subsequent loss of gross margins of the related policies. In addition to the above, net investment income decreased due to a continued decline in overall portfolio rates on investments of the Life segment.
Premiums
Revenues from traditional life insurance products include scheduled premium payments from policyholders on whole life and term life products. These premiums are in exchange for financial protection for the policyholder from a specific insurable event, such as death or disability. The change in these premiums is impacted by new sales during the period and the persistency of in-force policies.
Premiums decreased for the years ended December 31, 2009 compared to 2008 and during 2008 compared to 2007. Related to the previously noted settlement payments, we recorded a reversal of $4.5 million. Excluding the effect of the settlement payments, premiums decreased $10.3 million for the year ended December 31, 2009. The decrease in premiums can be attributable to an increase in ordinary life ceded reinsurance premiums, which is the result of increasing YRT (“Yearly Renewable Term”) renewal premiums on the higher face amounts issued in 2007 and 2008. We do not expect to see this trend towards higher utilization of reinsurance on large face amounts to continue for new business issued in 2010. Also adding to the decrease was a drop in credit insurance premiums, which was a result of lower credit sales in the declining auto industry.
Other Policy Revenues
Other policy revenues include mortality charges, earned policy service fees, and surrender charges on interest sensitive life insurance policies. These charges increased for the year ended December 31, 2009 compared to 2008. Other policy revenues had also increased in 2008 compared to 2007. The increases were primarily due to higher mortality charges and fees, which are a result of the large volume of sales of lifetime secondary guarantee universal life products in 2007 and 2008.
Net Investment Income
Net investment income decreased for the year ended December 31, 2009 compared to 2008. The decrease reflects the increased amount of cash we held during the year and the lower yields on the cash. We will continue to hold onto our cash position until appropriate long-term investment opportunities arise. The significant cash position we hold in excess of normal liquidity needs are generally of short duration.
Net investment income in the Life segment decreased slightly for the year ended December 31, 2008 compared to 2007. This decrease was due to a small decline in the investment yield earned on the block of invested assets supporting the Life segment. We continuously manage the crediting rates on interest sensitive products to reflect the lower yields and maintain a suitable interest spread.
Non-interest sensitive life products, such as whole life and term life policies cannot be adjusted to reflect a change in earned investment rates. In a low interest rate environment, the effect of this lower yield earned directly impacts earnings.
Policy Benefits
Policy benefits include death claims, surrenders and other benefits paid to traditional whole life and term life policyholders (net of reserves released on terminated policies), reserve increases on existing traditional life policies (reflecting the passage of time on persisting policies in anticipation of future claims), claim benefits in excess of account balances returned to interest sensitive life policyholders, and interest credited on account balances.

Benefits increased slightly for the year ended December 31, 2009 compared to 2008. The increase was primarily the result of higher claim dollar values. Benefits increased for the 2008 compared to 2007. This increase was due to the claims and reserve costs associated with the $24.2 million increase in other policy revenues that occurred from the sales of universal life lifetime secondary guarantee policies, including an $11.0 million increase in reserve accrual expense.
Commissions
Commissions decreased for the year ended December 31, 2009 compared to 2008. Related to the previously noted settlement payments, we recorded a reversal of $0.9 million. Excluding the effect of the settlement payments, commissions decreased $33.9 million for the year ended December 31, 2009. The decrease was primarily attributable to lower first year universal life premiums. Partially offsetting the decrease in commissions was the increase in renewal commissions at a lower rate on a large volume of business sold in 2008. In addition, credit life business experienced a decrease in sales for 2009 as a result of the downturn in the economy and the constraints of the credit markets. Commissions also decreased in 2008 compared to 2007. During 2008, we implemented a re-pricing of lifetime guarantee universal life plans to include increases in premiums at higher issue. As a result, we experienced a decrease in sales of interest sensitive products from the level of sales established in 2007.
Other Operating Costs and Expenses
Other operating costs and expenses decreased for the year ended December 31, 2009 compared to 2008. Related to the previously noted settlement payments, we recorded a reversal of $4.5 million in previously accrued expenses. Excluding the effect of the settlement payments, other operating costs and expenses decreased $33.4 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in production bonuses, which is directly a result of lower sales in 2009. Additionally, there was a reduction in marketing expenses for our Direct Marketing channel. Other operating costs and expenses increased for the year ended December 31, 2008, compared to 2007. Much of this increase resulted from the non-recurring legal costs related to the two lawsuits, the Farm Bureau litigation in our multiple line marketing division and the Perkins litigation in the credit life marketing line. See Note 16 to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009 for a discussion on these cases.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC for the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage

Acquisition cost capitalized	$77,162	$129,031	$144,936	$(51,869)	40.2	$(15,905)	11.0
Amortization of DAC	(78,698)	(86,928)	(87,270)	8,230	9.5	342	0.4

Change in deferred policy acquisition costs	$(1,536)	$42,103	$57,666	$(43,639)	103.6	$(15,563)	27.0

We regularly review the underlying DAC assumptions, including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Relatively minor adjustments to these assumptions can significantly impact changes in DAC. We monitor the amortization of DAC as a percentage of gross profits before DAC amortization, as a deterioration of this ratio could indicate an emergence of adverse experience affecting the future profitability of a particular block of business and, in turn, affect the recoverability of DAC from such future profits.

Acquisition costs capitalized decreased for the year ended December 31, 2009 compared to 2008. We also experienced a decrease in 2008 compared to 2007. These decreases resulted from the decline in production related compensation in first year commissions in our Independent Marketing Group. The amortization of DAC as a percentage of gross profits for the years ended December 31, 2009, 2008 and 2007 was 43.3%, 44.5 % and 41.1%, respectively. The change in the ratio for 2009 was primarily attributable to the premium refund lawsuit as previously discussed. The deterioration of the ratio in 2008 was a result of reduced gross profits from overall reduced profitability of the life business. Profitability was down due to decreased investment yields, increased surrenders and higher expenses due to our initial SEC registration and implementation costs related to Sarbanes-Oxley compliance.
An increase in the lapse rate would cause acceleration in DAC amortization; therefore, the lapse rate is an important measure of company performance. The average lapse/surrender rates in the Life segment were 10.7%, 10.5% and 10.1% for the years ended December 31, 2009, 2008 and 2007, respectively. These combined rates reflected both first year and renewal business. First year lapse rates are typically much higher on traditional life business than in later years. In general, stable or lower lapse rates are important toward maintaining profitability of the Life segment, as higher lapse rates will reduce the average life expectancy of the in-force block of business and could result in acceleration in the amortization of DAC. Over the course of 2007 through 2009, we experienced normal fluctuations in lapse rates.
Reinsurance
The table below summarizes reinsurance reserve and premium amounts assumed and ceded for the years ended December 31, 2009, 2008 and 2007 (in thousands):

		Reserves			Premiums
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007

Reinsurance assumed	$19,514	$25,553	$28,413	$4,512	$8,460	$10,355
Reinsurance ceded	(160,934)	(147,523)	(124,316)	(74,577)	(80,826)	(66,068)

Total	$(141,420)	$(121,970)	$(95,903)	$(70,065)	$(72,366)	$(55,713)

We use reinsurance to mitigate excessive risk to the Company. Our current retention limit is $700,000 for traditional and universal life. Accidental death benefits and premium waiver benefits are fully retained on new business issued beginning in 2008. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products.
We periodically adjust our reinsurance program and retention limits as market conditions warrant, consistent with our corporate risk management strategy. While we have, in the past, reinsured up to 90% of new business, we are currently reinsuring newly developed permanent products on a modified excess retention basis, in which we reinsure mortality risk on a yearly renewable term basis, ceding a 75% quota share of policies with a face value of at least $500,000 up to our retention and then a 100% quota share in excess of retention. Term products are coinsured between 90% and 100% on a first-dollar quota share basis. The current term portfolio is also coinsured with a 90% quota share up to our retention and then a 100% quota share in excess of retention.
In the case of credit life business, we use reinsurance primarily as a means to provide producers of credit-related insurance products the opportunity to participate in the underwriting risk through offshore producer-owned reinsurance companies. The reinsurance treaties entered into by the Credit Insurance Division are normally written on a 100% coinsurance basis with benefit limits of $100,000 on credit life.

Our individual life reinsurance is primarily placed with highly rated companies, and we monitor the financial condition of those companies on a routine basis. For 2009, the companies where we have placed material amounts of reinsurance for the Life segment are shown in the table below (in thousands, except percentages):

			Percentage of
Reinsurer	A.M. Best Rating	Ceded Premiums	Total Gross Premium

Swiss Re Life and Health of America	A	$22,476	6.3%
Transamerica Life Insurance Company	A	10,728	3.0%
Munich	A+	10,782	3.0%
General Re Life Corporation	A++	8,175	2.3%
Revios/SCOR	A-	6,560	1.9%
Canada Life Reinsurance	A+	5,000	1.4%
Other Reinsurers with no single company greater than 1% of the total		7,323	2.1%

Total life reinsurance ceded		$71,044	20.0%

Policy in-force information
The following tables summarize changes in the Life segments in-force amounts and policy counts (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Life insurance in-force:
Traditional life	$45,229,407	$45,007,657	$44,538,506	$221,750	0.5	$469,151	1.1
Interest sensitive life	24,218,843	24,863,199	24,144,561	(644,356)	(2.6)	718,638	3.0

Total life insurance in-force	$69,448,250	$69,870,856	$68,683,067	$(422,606)	(0.6)	$1,187,789	1.7

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Number of policies:
Traditional life	2,347,423	2,451,748	2,606,012	(104,325)	(4.3)	(154,264)	(5.9)
Interest sensitive life	174,738	175,553	176,628	(815)	(0.5)	(1,075)	(0.6)

Total number of policies	2,522,161	2,627,301	2,782,640	(105,140)	(4.0)	(155,339)	(5.6)

The decreasing trend in our policy count is attributable to new business activity being comprised of fewer, but larger face-value policies. However, we experienced higher levels of traditional life in-force, due to the larger face values on those policies. The changes in the Life segment are relatively normal to our business.

Annuity
Comparison of Years Ended December 31, 2009, 2008 and 2007
We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, and multiple line and employee agents. Segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Revenues:
Premiums	$220,284	$116,248	$222,748	$104,036	89.5	$(106,500)	(47.8)
Other policy revenues	14,756	19,915	24,486	(5,159)	(25.9)	(4,571)	(18.7)
Net investment income	449,035	374,023	364,607	75,012	20.1	9,416	2.6
Other income	(3,870)	(5,718)	345	1,848	(32.3)	(6,063)	(1,757.4)

Total revenues	680,205	504,468	612,186	175,737	34.8	(107,718)	(17.6)

Benefits, losses and expenses:
Policy benefits	249,709	142,867	249,878	106,842	74.8	(107,011)	(42.8)
Interest credited to policy account balances	311,580	237,612	232,605	73,968	31.1	5,007	2.2
Commissions	107,053	79,213	58,635	27,840	35.1	20,578	35.1
Other operating costs and expenses	59,254	45,491	35,030	13,763	30.3	10,461	29.9
Change in deferred policy acquisition costs	(62,013)	(20,690)	(911)	(41,323)	199.7	(19,779)	2,171.1

Total benefits, losses and expenses	665,583	484,493	575,237	181,090	37.4	(90,744)	(15.8)

Income (loss) before other items and federal income taxes	$14,622	$19,975	$36,949	$(5,353)	(26.8)	$(16,974)	(45.9)

Income from continuing operations decreased for the year ended December 31, 2009 compared to 2008 and during 2008 compared to 2007. A number of factors contributed to pressure on earnings, including compressed earned investment spreads, decreased annuity surrender charge revenue and certain non-recurring expenses. The expense increases are primarily due to consultant fees related to our initial SEC registration and implementation costs associated with Sarbanes-Oxley compliance. In addition, 2008 expenses increased due to lawsuit settlements. Interest spreads in 2009 were decreased from 2008 levels as a result of yields decreasing on a relatively large cash position, which slightly increased from 2008. We experienced similar events with our interest spread during 2008 compared to 2007, as our cash position had built up, as a result of the very large inflow of funds into fixed deferred annuities just as rates on short-term invested assets were starting to fall. The decreases in cash yield continues a trend first observed in 2008, but the decrease in 2009 was much more substantial than in 2008.
Surrender charge revenue decreased in 2009 compared to 2008 as a result of lower surrender volume. Also, our products with defined market value adjustment formulas, applicable to surrenders in the first ten years, had larger reductions to 2009 surrender charges due to positive market value adjustments. Surrender charge revenue also decreased in 2008 compared to 2007, despite the fact that total withdrawals increased from 2007 to 2008. This was a result of a shift in the proportion of surrenders that incurred surrender charges versus surrenders that did not incur charges. There was a larger number of policyholders who took advantage of an option provided under certain contracts that permits a withdrawal without penalty during a thirty-day window following the end of a guaranteed interest period. We expect to continue to see policyholders reaching their guarantee period surrender window and electing to surrender without penalty. As a result of the higher level of surrender activity on fixed deferred annuities in 2008 compared to 2007, DAC amortization expense increased, further contributing to the decrease in earnings.

Premiums
Annuity premium and deposit amounts received during the last three years are shown in the table below (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage

Fixed deferred annuity	$1,715,871	$1,573,237	$789,012	$142,634	9.1	$784,225	99.4
Equity indexed deferred annuity	239,664	85,334	90,327	154,330	180.9	(4,993)	(5.5)
Single premium immediate annuity	227,937	121,952	227,617	105,985	86.9	(105,665)	(46.4)
Variable deferred annuity	99,429	103,233	119,507	(3,804)	(3.7)	(16,274)	(13.6)

Total	2,282,901	1,883,756	1,226,463	399,145	21.2	657,293	53.6

Less: policy deposits	(2,062,617)	(1,767,508)	(1,003,715)	(295,109)	16.7	(763,793)	76.1

Total earned premiums	$220,284	$116,248	$222,748	$104,036	89.5	$(106,500)	(47.8)

Amounts received on single premium immediate annuities are classified as premiums and are taken immediately into income. Amounts received from deferred annuity policyholders and equity-indexed annuity policyholders are classified as deposits and are not immediately taken into income. Interest earned on the policyholder’s deposits is classified as income. Fees assessed against variable annuity policyholder funds are reported as income.
Fixed deferred annuity receipts for the year ended December 31, 2009 increased compared to 2008. The increase in sales of our fixed annuity products is a result of lower rates on competing products such as CD’s and money market funds. We can also attribute a portion of the increase to the economic environment. Equity-indexed deferred annuity sales also increased for the year ended December 31, 2009 compared to 2008. The increase in those sales was a result of investors accepting some risk in the pursuit of potentially higher returns. Equity-indexed annuities allow policyholders with greater risk tolerance to participate in equity returns while also having downside protection resulting from the guaranteed minimum returns defined in the product.
Fixed deferred annuity receipts increased in 2008 compared to 2007. The increase in premiums was the result of the economic circumstances leading investors to seek safer, less volatile investment avenues. Equity-indexed annuity premiums for the year ended December 31, 2008 compared to 2007 were relatively flat.
Single premium immediate annuities increased in 2009 compared to 2008. The increase in sales is a direct result of consumers’ search for a more stable retirement income. We believe this upward trend will continue as more investors nearing retirement will change asset distribution strategies. Premiums from single premium immediate annuities decreased for the year ended December 31, 2008 compared to 2007. In 2007, premium income had increased by $49.8 million from a small group of very large policies sold.
The competitiveness of rates on all our annuity products can change very quickly and premium income will reflect changes in our position relative to the financial marketplace. Cash flows from these products, therefore, can be somewhat volatile from period to period.
Variable annuity products are a relatively small portion of our annuity portfolio. Variable deferred annuity premiums and deposits decreased for the year ended December 31, 2009 compared to 2008 and during 2008 compared to 2007. These decreases are primarily attributable to our decision to not offer income guarantees on our variable annuity business.

Other Policy Revenues
Other policy revenues include surrender charges, variable annuity management and expense fees, other expense charges, and charges for riders on deferred annuities. Other policy revenues decreased for the year ended December 31, 2009 compared to 2008. We also experienced a decrease during 2008 compared to 2007. The decreases in other policy revenues are primarily a result of the decline in total collected surrender charges. The decrease in surrender charges in 2009 compared to 2008 resulted from lower surrenders. Also, in 2009 we had larger surrender charge reductions resulting from positive market value adjustments on contracts with defined market value adjustment formulas. In 2008, we had lower surrender charges compared to 2007, despite the fact that surrender volumes increased from 2007 to 2008. This was due to a change in the mix of surrenders between policyholders who incurred surrender charges and those where policyholders utilized their optional penalty-free withdrawal provisions. The annualized surrender rates on deferred annuities, which represent all withdrawals both full and partial, were 11.5%, 14.6% and 12.3% of account balances for 2009, 2008 and 2007, respectively.
Net Investment Income
Net investment income, which is a key component of the profitability of the Annuity segment increased for the year ended December 31, 2009 compared to 2008 and during 2008 compared to 2007. The increases were largely due to an increase in the asset base, brought about by an increase in the volume of in-force fixed deferred annuity account balances. In 2009, our fixed deferred annuity account values rose by $1.2 billion to $8.2 billion compared to an increase of $707.9 million in 2008 and $89.0 million in 2007. Also contributing to the increases in net investment income was the positive change in realized and unrealized gains on call option derivative. Call option derivative gains increased $29.8 million to $5.4 million during 2009. The increase in investment income in 2008 was partially offset by the $24.3 million negative market value adjustment on these call option derivatives. Note that the call option gains and losses are largely offset by related reserve adjustments on the embedded derivative in the associated equity-indexed annuity contracts. These embedded derivatives are reported as liabilities on the consolidated statement of financial position and are recorded and measured at fair value.
Realized and unrealized gains or losses on the derivative hedge portfolio are recognized in earnings as investment income. Equity-indexed annuities include a fixed host annuity contract and an embedded equity derivative. The gain or loss on the embedded option is recognized in earnings as interest credited to policyholders.
The following table details the gain or loss on derivatives related to equity-indexed annuities (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009	2008

Derivative gain/(loss) included in net investment income	$5,380	$(24,400)	$(141)	$29,780	$(24,259)

Embedded derivative gain/(loss) included in interest credited	$(8,138)	$23,184	$434	$(31,322)	$22,750

For a number of years, earnings in the Annuity segment have been pressured by a long-term trend of lower average yield rates on the bonds and mortgage loans supporting the reserves. Offsetting the effect of lower yield rates, crediting rates on interest sensitive products have been decreased accordingly where permitted by policy terms. Since approximately 90% of the Annuity segment is interest sensitive, offsetting credited rate adjustments are usually possible subject to minimum interest rate guarantees that may apply. All contracts also have minimum floor interest rate guarantees, and we have reconfigured the product portfolio to lower those guarantees in response to the current low interest rate environment.

Interest Spread and Account Values
We evaluate the performance of our Annuity segment primarily based on interest spreads earned compared to the required spreads in our pricing. Interest spread is the difference between investment income on assets supporting the product lines less benefits credited to policyholders, including interest credited to deferred annuities and reserve change on immediate annuities. In determining interest spread, deferred sales inducements, such as first-year interest bonuses, are excluded from the interest-credited measurement. The variable annuity spread is equal to the mortality and expense charge assessed against policyholder funds. The table below shows the interest spreads for the annuity products (in thousands, except percentages):

	Years Ended December 31,
	2009	2008	2007
Fixed deferred annuity
Interest spread (excluding first year sales inducements):
Dollar amount	$113,461	$111,545	$108,668
Annualized rate	1.51%	1.70%	1.76%

Variable deferred annuity
Mortality and expense charge:
Dollar amount	$4,096	$4,581	$4,498
Annualized rate	1.15%	1.24%	1.18%

Single premium immediate annuity (SPIA)
Gross interest and mortality margins:
Dollar amount	$5,377	$2,981	$5,454
Annualized rate	0.71%	0.43%	0.87%

Total annuity:
Gross interest margins including SPIA mortality:
Dollar amount	$122,934	$119,107	$118,620
Annualized rate	1.46%	1.65%	1.70%
The profits on fixed deferred annuity contracts and single premium immediate annuities are driven by the difference of interest spreads earned versus the required spread in our pricing and, to a lesser extent, other policy fees. When determining crediting rates for fixed deferred annuities, we consider current investment yields in setting new money crediting rates and look at average portfolio yields when setting renewal rates. Similarly, in pricing immediate annuity premium rates, we also evaluate expected long-term investment yields. In setting rates, we take into account target spreads established by pricing models while also factoring in price levels needed to maintain a competitive position. Target interest spreads vary by product depending on attributes such as interest bonus, interest guarantee term, and length of surrender charge period.
Interest spread income can vary from period to period due to factors such as yields on short-term (cash) investments, the portion of the portfolio invested in cash, commercial mortgage loan prepayments, bond make-whole premiums, product mix, and competition in the annuity market. Also, SPIA spreads are affected by differences in mortality experience from one period to the next, where mortality experience is the net result of actual reserves released due to death less the reserves expected to be released according to the underlying valuation mortality table.
Interest spread on fixed deferred annuities decreased 2008 to 2009 primarily as a result of a decreasing yield on our cash position, a decreasing yield on our bond positions, and our cash position being above target in proportion to the total asset portfolio. We will continue to hold our cash position until long-term investment opportunities arise.
The gross margin on single premium immediate annuities, which includes the effect of mortality, were 0.71%, 0.43% and 0.87% for 2009, 2008 and 2007, respectively.

A portion of the variable deferred annuity policies in the table above include guaranteed minimum death benefits. The total account value related to variable deferred annuity policies with guaranteed minimum death benefit features was $66.8 million, $60.4 million, and $99.3 million as of December 31, 2009, December 31, 2008, and December 31, 2007 respectively.
We are subject to equity market volatility related to these guaranteed minimum death benefits. We use reinsurance to mitigate the mortality exposure associated with such benefits. Our maximum guaranteed minimum death benefit exposure, before reinsurance, which represents the total exposure in the event that all annuitants die, was $6.6 million, $17.9 million, and $1.4 million as of December 31, 2009, December 31, 2008, and December 31, 2007 respectively.
The decrease in the guaranteed minimum death benefit amount at risk in 2009 compared to 2008 was due to the partial recovery in the equity market from the 2008 market downturn. The increase in the guaranteed minimum death benefit amount at risk in 2008 since December 31, 2007 reflects increased risk resulting from the poor equity market conditions experienced in 2008. See the Reinsurance discussion below for additional information on our risk management techniques utilizing reinsurance.
Account Values: In addition to interest margins, we monitor account values and changes in account values as a key indicator of the performance of our Annuity segment. The table below shows the account values and the changes in these values as a result of net inflows, fees, interest credited and market value changes for 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007

Fixed deferred annuity:
Account value, beginning of period	$6,918,365	$6,210,456	$6,121,475
Net inflows/(outflows)	930,417	487,410	(123,195)
Fees	(10,592)	(15,363)	(19,899)
Interest credited	313,175	235,862	232,075

Account value, end of period	$8,151,365	$6,918,365	$6,210,456

Variable deferred annuity:
Account value, beginning of period	$309,011	$429,505	$331,971
Net inflows	20,452	24,364	66,571
Fees	(4,096)	(4,582)	(4,498)
Change in market value and other	75,257	(140,276)	35,461

Account value, end of period	$400,624	$309,011	$429,505

Single premium immediate annuity:
Reserve, beginning of period	$701,141	$693,137	$557,866
Net inflows/(outflows)	84,785	(26,330)	107,861
Interest and mortality	34,369	34,334	27,410

Reserve, end of period	$820,295	$701,141	$693,137

Fixed Deferred Annuity: Account values associated with fixed deferred annuities increased for the year ended December 31, 2009 compared to 2008. We experienced an increase in account values during 2008 compared to 2007. The changes in account values were a result of an increase in sales of fixed deferred annuity products.
Net inflows for the year ended December 31, 2009 were $930.4 million compared to net inflows of $487.4 million for the year ended December 31, 2008. The increase is a result of higher sales, as previously noted above, and a decrease in outflows as a result of lower surrenders. Net inflows for 2008 were $487.4 million compared to net outflows of $123.2 million for 2007. The net inflows in 2008 rose as investors elected the safety of fixed deferred annuities over the volatility of other investment vehicles.
Fees charged against account values decreased for the year ended December 31, 2009 compared to 2008 and during 2008 compared to 2007. These fees include withdrawal charges levied against policies being partially withdrawn or fully surrendered. The decrease in fees reflects our continuing decline in income from surrender charges. Refer to the Other Policy Revenues discussion noted above, for further analysis on the decrease in surrender charges.

Variable Deferred Annuity: Variable deferred annuity account values increased for the year ended December 31, 2009 compared to 2008. The increase in account value was primarily due to market appreciation. Variable deferred annuity account values decreased during 2008 compared to 2007. The decrease was attributable to market decline, offset by net inflows.
Net inflows for the year ended December 31, 2009 were $20.5 million compared to net inflows of $24.4 million for the year ended December 31, 2008. Net inflows for 2007 were $66.6 million. Account values in 2008 were significantly affected by decreased equity values due to the significant declines in the financial markets that occurred during the fourth quarter. The average aggregate account values in-force in 2008 were, however, comparable to the average aggregate account values in-force in 2007.
Single Premium Immediate Annuity: Single premium immediate annuity reserves increased for the years ended December 31, 2009 compared to 2008 and during 2008 compared to 2007. The increases were primarily due to reserves established on inflows from new sales and accretion of reserves on existing policies due to interest and survivorship. Premium inflows from new sales were greater than payment outflows on existing business.
Net inflows were $84.8 million compared to net outflows of $26.3 million, reflecting a higher amount of sales in 2009. Net outflows for the year ended December 31, 2008 were $26.3 million, compared to net inflows of $107.9 million for 2007. This decrease is consistent with the decrease in new premiums received during 2008 compared with 2007, resulting in a net outflow in which benefits paid exceed premiums received.
Policy Benefits
Benefits consist of annuity payments and reserve increases on single premium immediate annuity contracts. Benefits increased for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was due to higher single premium immediate annuity in-force volume resulting from increased single premium immediate annuity sales. These benefits decreased for the year ended December 31, 2008 compared to 2007. This decrease was primarily due to lower sales resulting in less reserve increase.
Interest Credited to Policy Account Balances
The increase in interest credited for the year ended December 31, 2009 compared to 2008 was primarily a result of increases in in-force fixed deferred annuity account balances due to new premiums and the change in embedded derivative gain/ (loss).
Interested credited increased in 2008 compared to 2007. This increase was primarily the result of the increased volume of in-force fixed deferred annuity account values due to issued business. The increase in interest credited resulting from in-force growth was offset by decreases in embedded derivative gain/ (loss).
Commissions
Commissions increased for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily due to increased sales. Commissions increased in 2008 compared to 2007, which was in line with the increase in premiums.
Other Operating Costs and Expenses
Other operating costs and expenses increased during 2009 compared to 2008. These expenses also increased for the year ended December 31, 2008 compared to 2007. These were primarily the result of increases to our defined benefit pension costs and fees due to our initial SEC registration and expenses associated with Sarbanes-Oxley compliance. Also, there were expense increases that were attributable to agent production bonus payments resulting from the increased level of new business written.

Change in Deferred Policy Acquisition Costs
DAC on deferred annuities is amortized in proportion to gross profits. The change in DAC represents acquisition costs capitalized, net of changes in the amortization of existing DAC. The following table presents the components of change in DAC for the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage

Acquisition cost capitalized	$126,768	$96,544	$71,723	$30,224	31.3	$24,821	34.6
Amortization of DAC	(64,755)	(75,854)	(70,812)	11,099	(14.6)	(5,042)	7.1

Change in deferred policy acquisition costs	$62,013	$20,690	$911	$41,323	199.7	$19,779	2,171.1

A performance measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the years ended December 31, 2009, 2008 and 2007 were 63.7%, 68.9% and 61.6%, respectively. The change in the ratio was primarily due to a lower lapse rate. The increase in the ratio during 2008 compared to 2007 was primarily due to higher lapses. A more complete discussion of policyholder persistency is given in the Policy Benefits and Interest Credited to Policy Account Balances sections above.
Acquisition costs capitalized increased in 2009 compared to 2008 and during 2008 compared to 2007. The increases were primarily attributable to higher sales of fixed deferred annuities, which resulted in increases to commissions and other operating costs and expenses.
Reinsurance
We employ reinsurance for guaranteed minimum death benefit risks on certain variable annuity contracts. Our maximum guaranteed minimum death benefit exposure, before reinsurance, which represents the total exposure in the event that all annuity policyholders die, was $6.6 million, $17.9 million and $1.4 million as of December 31, 2009, 2008, and 2007, respectively. After reinsurance, the net amounts at risk were $3.3 million, $9.9 million and $0.4 million respectively. All such guaranteed minimum death benefit reinsurance is with reinsurers rated “A” or higher by A.M. Best.

Health
Comparison of Years Ended December 31, 2009, 2008 and 2007
The Health segment has been primarily focused on supplemental and limited benefit coverage products including Medicare Supplement insurance for the aged population as well as hospital surgical and cancer policies for the general population. In 2009, premium volume for health insurance-related products was concentrated in our Medicare Supplement (39.7%) and hospital surgical (16.5%) lines. Our other health products include major medical insurance, credit accident and health policies, employer-based stop loss, and dental coverage. We distribute our health insurance products through our network of independent agents and managing general underwriters (“MGU’s”). Segment results for the periods indicated were as follows (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Revenues:
Premiums	$309,701	$290,883	$283,765	$18,818	6.5	$7,118	2.5
Net investment income	15,992	16,566	16,710	(574)	(3.5)	(144)	(0.9)
Other income	10,382	13,252	13,048	(2,870)	(21.7)	204	1.6

Total premiums and other revenues	336,075	320,701	313,523	15,374	4.8	7,178	2.3

Benefits and expenses:
Policy benefits	239,407	223,055	209,840	16,352	7.3	13,215	6.3
Commissions	51,717	43,219	39,342	8,498	19.7	3,877	9.9
Other operating costs and expenses	62,134	69,961	57,975	(7,827)	(11.2)	11,986	20.7
Change in deferred policy acquisition costs	5,017	5,023	5,774	(6)	(0.1)	(751)	(13.0)

Total benefits and expenses	358,275	341,258	312,931	17,017	5.0	28,327	9.1

Income (loss) before other items and federal income taxes	$(22,200)	$(20,557)	$592	$(1,643)	8.0	$(21,149)	(3,572.5)

Earnings for the Health lines of business experienced a slight decline in 2009 relative to 2008. During 2009, earnings were negatively impacted by one-time charges of $5.9 million which included a $2.8 million marketing expense (refer to the “other operating costs and expenses” section below) as well as several large claims incurred on our major medical product. Earnings for 2008 decreased from the relatively break-even earnings of 2007. The one-time charges during 2008 included legal settlements and reinsurance write offs that negatively impacted earnings by $19.8 million. Excluding one-time charges, earnings for 2008 would have approximated a break-even point.
During the second quarter of 2009, we paid premium refunds as a result of a class action settlement made by us in May, 2007. The refunds on the credit accident and health product resulted in issuing $12.4 million of settlement payments comprised of credit accident and health premium refunds and other related damages and fees, to certain previously insured persons. The Health segment was fully reserved for this settlement and did not incur any related impact to its loss from operations during the year ended December 31, 2009. However, during the second quarter of 2009, several categories of the consolidated statements of income were impacted by the recording of the settlement as follows: premiums decreased by $4.3 million, other income decreased by $0.8 million, commissions decreased by $0.9 million, and other operating costs and expenses decreased by $4.3 million. For additional information on this settlement, refer to the discussion of the Perkins litigation within Note 16 to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.
During 2009, as a matter of standard practice, our Health segment’s management requested an outside firm to review the records of one of our MGU’s. This review resulted in the following adjustments, which were recorded in the year ended December 31, 2009 (the “review adjustments”): $23.6 million increase in premiums, $12.9 million increase in policy benefits and $10.7 million increase in commissions. These review adjustments had no material net impact to the Consolidated Statements of operations for 2009.

Premiums
The Health segment’s earned premiums increased for the year ended December 31, 2009 when compared to the same period in 2008. Related to the previously noted settlement payments, we recorded premium reversals of $4.3 million. Excluding the effect of the settlement payments, premiums increased approximately 7.9% during 2009. The increase was primarily driven by premium rate increases on our Medicare Supplement and hospital surgical products as well as the review adjustments described above. The aforementioned increase was partially offset by a decline in premiums earned on our major medical product. Our in-force product mix has continued to change by shifting away from our comprehensive, higher-priced major medical product to our less comprehensive lower-priced hospital surgical product; we expect this trend to continue in 2010 and beyond.
The increase in earned premium for the year ended December 31, 2008 as compared to the same period in 2007 was driven in large part by new business generated from our Medicare Supplement and hospital surgical products, which was partially offset by the decline in new policies being written on our major medical product.
Premiums for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Premiums		Premiums		Premiums
	dollars	percentage	dollars	percentage	dollars	percentage

Medicare Supplement	$123,102	39.7%	$120,757	41.5%	$114,283	40.3%
Managing general underwriter	34,015	11.0%	13,160	4.5%	15,054	5.3%
Group	33,484	10.8%	33,758	11.7%	33,492	11.8%
Major medical	29,580	9.6%	38,951	13.4%	49,313	17.4%
Hospital surgical	51,136	16.5%	39,340	13.5%	24,228	8.5%
Long-term care	1,970	0.6%	2,719	0.9%	3,437	1.2%
Supplemental insurance	8,146	2.6%	8,213	2.8%	8,574	3.0%
Credit accident and health	19,627	6.3%	24,676	8.5%	25,471	9.0%
All other	8,641	2.9%	9,309	3.2%	9,913	3.5%

Total	$309,701	100.0%	$290,883	100.0%	$283,765	100.0%

Our in-force policies as of the dates indicated are as follows:

	As of December 31, 2009		As of December 31, 2008		As of December 31, 2007
	Certificates/Policies		Certificates/Policies		Certificates/Policies
	number	percentage	number	percentage	number	percentage

Medicare Supplement	58,627	8.9%	60,264	8.2%	57,162	7.5%
Managing general underwriter	81,571	12.4%	124,829	17.0%	139,683	18.4%
Group	23,890	3.6%	21,409	2.9%	20,882	2.8%
Major medical	3,453	0.5%	4,884	0.7%	7,509	1.0%
Hospital surgical	14,915	2.3%	15,468	2.1%	10,526	1.4%
Long-term care	1,919	0.3%	2,055	0.3%	2,229	0.3%
Supplemental insurance	44,138	6.7%	47,133	6.4%	51,409	6.8%
Credit accident and health	309,695	47.2%	323,158	44.0%	319,285	42.2%
All other	118,061	18.1%	135,921	18.4%	148,780	19.6%

Total	656,269	100.0%	735,121	100.0%	757,465	100.0%

Net Investment Income
Net investment income remained relatively consistent for 2009, 2008 and 2007. Refer to the Investments discussion below for further analysis.
Policy Benefits
The benefit ratio, measured as the ratio of claims and other benefits to premiums, increased slightly to 77.3% for 2009 from 76.7% for 2008. The hospital surgical and major medical lines were the largest drivers of the increase in benefit ratio. The MGU line had a decrease in benefit ratio, which helped offset the increase from the hospital surgical and major medical lines. The increase in benefit ratio on the hospital surgical line is primarily attributable to aggressive rates and underwriting practices in prior periods. Rate increases to this line were made over the last two years, and we anticipate that these rate increases will positively impact the benefit ratio on this line in 2010. The increase in benefit ratio on the major medical product line is primarily the result of several large claims incurred in early 2009. Corrective rate actions to this line continue to be made and we anticipate that these rate increases will positively impact the benefit ratio on this line in 2010 as well.
In 2009, the benefit ratio was positively impacted by the review adjustments described above. The 2008 benefit ratio was negatively impacted by expenses associated with litigation involving one MGU that resulted in $8.9 million of reinsurance write offs in the first quarter of 2008. We have terminated our relationship with this particular MGU.
The benefit ratio, increased to 76.7% for the year ended December 31, 2008 from 73.9% for the same period in 2007. Much of the $13.2 million increase from 2007 to 2008 was attributable to the $8.9 million of reinsurance write offs in 2008 (discussed in the above paragraph). Excluding the impact of these reinsurance write offs, the benefit ratio was flat year over year.
As of December 31, 2009, the Health claim reserve had increased $3.1 million to $115.9 million from $112.8 million as of December 31, 2008. The increase was primarily due to an increase in the benefit ratio in 2009.
The Health claim reserve decreased $0.6 million to $112.8 million for 2008 as compared to $113.3 million for 2007. This decrease in Health claim reserves was due to the decline of the major medical business.
Commissions
Commissions increased for the year ended December 31, 2009 as compared to the same period in 2008. The majority of the increase was attributed to the review adjustments described above. The increase was partially offset by lower commissions incurred on our credit accident and health product, which resulted from a decline in related earned premiums.
Commissions increased approximately 9.9% in 2008 when compared to 2007. This increase was primarily generated by an increase in earned premiums and the resulting higher first year commissions. Initial year policies pay at higher commission rates than renewal policies.
Other Operating Costs and Expenses
For the year ended December 31, 2009, other operating costs and expenses decreased 11.2% when compared to the same period in 2008. We recorded a reversal of $4.3 million related to the settlement payments noted above. Excluding the effect of the settlement payments, other operating costs and expenses decreased 5.0% in 2009 when compared to 2008. The decrease was primarily attributed to the absence of a $10.9 million legal reserve for the previously noted settlement payments, which was established in September 2008. The foregoing decrease was partially offset by increases in an excise tax on reinsured foreign premiums, employee benefits, information technology consulting fees and a one-time marketing expense of $2.8 million for the write-off for agents’ balances as part of reconciliations performed during 2009.

Other operating costs and expenses increased 20.7% for the year ended December 31, 2008 as compared to the same period in 2007. The biggest driver for this increase was the establishment of a $10.9 million legal reserve for the previously noted settlement payments during 2008. Expenses unrelated to this litigation increased by $1.0 million over the prior year or 1.7%, consistent with increases in premiums.
Change in Deferred Policy Acquisition Costs
Health premiums are recognized as revenue when due, but certain expenses associated with the acquisition of new business, such as commissions, are incurred before premiums can be earned. In order to recognize profits over the life of the policy, the expenses are deferred as DAC and amortized over the life of the policy. Generally, we expect the change in DAC expense to continue to follow changes in the in-force block by policy duration.
The following table presents the components of change in DAC for the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage

Acquisition cost capitalized	$16,729	$22,762	$18,735	$(6,033)	(26.5)	$4,027	21.5
Amortization of DAC	(21,746)	(27,785)	(24,509)	6,039	(21.7)	(3,276)	13.4

Total change in DAC	$(5,017)	$(5,023)	$(5,774)	$6	(0.1)	$751	(13.0)

The change in DAC expense remained flat in 2009 and had minimally decreased in 2008 from 2007.
From 2008 to 2009, the change in DAC was primarily driven by a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments.
The decrease in DAC from 2007 to 2008 was primarily attributed to an increase in acquisition costs capitalized which resulted from increased sales of our Medicare Supplement product. This was offset by an increase in amortization of DAC, which was mainly attributed to the aforementioned increase in acquisition costs capitalized.
As of December 31, 2009, the Health related DAC balances were $69.9 million compared to $74.9 million as of December 31, 2008. The $5.0 million decrease in DAC reflects a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement payments as well as a reduction in the acquisition costs capitalized due to the decline in new production of our Medicare Supplement and credit accident and health products.
Reinsurance
For the major medical business, we use reinsurance on an excess of loss basis. Our retention limit is $500,000 per claim on these types of policies. Certain amounts of stop-loss and other types of catastrophe health reinsurance programs are also reinsured. We manage these risks by reinsuring over 90% of the risk to highly rated reinsurance companies. We also maintain some reinsurance on a quota share basis for our long-term care and disability income business.
Reinsurance is also used in the credit accident and health business. In certain cases, and especially in the auto retail market, we may also reinsure the policy written with a dealer-owned (producer-owned) captive reinsurer. This arrangement allows the dealerships to also participate in the performance of these credit accident and health contracts.

At December 31, 2009, the companies where we have placed material amounts of reinsurance for the Health segment are shown in the table below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating	Premiums	Total Gross Premium

Motors Insurance Corp.	A-	$45,574	10.4%
Munich American Reinsurance Company	A+	15,437	3.5%
Transatlantic Re	A	14,458	3.3%
United States Fire Insurance Company	A	10,336	2.4%
Maiden Re	A-	6,764	1.6%
Other reinsurers with no single company greater than 1% of the total		34,416	7.9%

Total health reinsurance ceded		$126,985	29.1%

Property and Casualty
Comparison of Years Ended December 31, 2009, 2008 and 2007
Property and Casualty business is written through our multiple line agents and Credit Insurance Division agents. Evaluation of our property and casualty insurance operations is based on the total underwriting results (net premiums earned less incurred losses and loss expenses, policy acquisition costs and other underwriting expenses) and the following ratios:
•	Loss and loss adjustment expense ratio (“loss ratio”), which is calculated by dividing policy benefits by net premiums earned;
•	Underwriting expense ratio (“expense ratio”), which is calculated by dividing all expenses related to the issuance of new and renewal policies by net premiums earned; and
•	Combined ratio, which is the sum of the loss ratio and the expense ratio.
A combined ratio under 100% generally indicates an underwriting profit, while a ratio greater than 100% indicates an underwriting loss. The combined ratio does not include net investment income, other income or federal income taxes.
Our Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Revenues:
Net premiums written	$1,307,762	$1,184,686	$1,191,113	$123,076	10.4	$(6,427)	(0.5)

Net premiums earned	$1,159,509	$1,182,026	$1,177,217	$(22,517)	(1.9)	$4,809	0.4
Net investment income	66,175	69,348	75,041	(3,173)	(4.6)	(5,693)	(7.6)
Other income	7,064	8,973	8,623	(1,909)	(21.3)	350	4.1

Total premiums and other revenues	1,232,748	1,260,347	1,260,881	(27,599)	(2.2)	(534)	(0.0)

Benefits and expenses:
Policy benefits	923,064	939,854	818,230	(16,790)	(1.8)	121,624	14.9
Commissions	209,203	226,100	217,043	(16,897)	(7.5)	9,057	4.2
Other operating costs and expenses	124,266	132,601	110,705	(8,335)	(6.3)	21,896	19.8
Change in deferred policy acquisition costs	(8,151)	(9,669)	(7,639)	1,518	(15.7)	(2,030)	26.6

Total benefits and expenses	1,248,382	1,288,886	1,138,339	(40,504)	(3.1)	150,547	13.2

Income before other items and federal income taxes	$(15,634)	$(28,539)	$122,542	$12,905	(45.2)	$(151,081)	(123.3)

Loss ratio	79.6%	79.5%	69.5%	0.1		10.0
Underwriting expense ratio	28.1%	29.5%	27.2%	(1.4)		2.3

Combined ratio	107.7%	109.0%	96.7%	(1.3)		12.3

Effect of net catastrophe losses on combined ratio	7.8%	11.1%	2.7%	(3.3)		8.4

The Property and Casualty net loss improved in 2009 compared to 2008 due to a $40.5 million decrease in net catastrophe losses from those we experienced in 2008, partially offset by a $17.1 million increase in non-catastrophe related policy benefits and by a decrease in net premiums earned.
The near record level of catastrophe losses experienced in 2008 negatively impacted earnings compared to those in 2007. Hurricanes Gustav and Ike, along with the increased frequency of tornadoes and hailstorms in the Midwestern and Southeastern states, resulted in a $99.1 million increase in catastrophe losses, net of reinsurance, during 2008. Net loss for 2008 was also negatively impacted by a $21.9 million increase in other operating costs and expenses, largely due to litigation related costs.

Net Premiums Written and Earned
Net premiums written is a measure of the premiums charged for policies issued during a fiscal period. Property and casualty premiums are recognized as earned premiums proportionately over the contract period. The majority of our automobile policies have terms of six months to one year while our credit related property policies have terms of six months to five years, depending on the related loan period. All other policies, such as homeowners’ policies and the agribusiness product policies, have terms of twelve months. The portion of the premiums written applicable to the unexpired terms of the policies are recorded as unearned premiums on our consolidated balance sheet.
Net premiums written increased in 2009 compared to 2008 due to increases in our homeowner and credit related property insurance products. These increases were offset by decreases in our personal auto and workers’ compensation insurance products. These are discussed in further detail in the “Products” discussions below.
Net premiums written decreased in 2008 compared to 2007, reflecting a $27.0 million decrease in personal and commercial auto net premiums written. The decrease was due to high levels of competition in these lines, combined with a $5.6 million reinsurance reinstatement premium and higher overall reinsurance costs. The decreases in net premiums written were partially offset by a $17.4 million increase in credit insurance for 2008 compared to 2007.
We continue to take a disciplined approach to evaluating and pricing risks. Disciplined underwriting, which seeks to accept suitable risks only at a fair price, will result in underwriting profitability in the long-term. We expect total property and casualty net premiums written to remain stable or slightly decrease in 2010, as a result of targeted rate activity in personal and commercial auto and homeowners, offset by a resulting slight decrease in policy counts. We expect increased or flat growth of our credit-related insurance products as the recession-driven decline in new car sales and other consumer goods, and the continued tight credit environment to begin to ease and some stabilization to return during 2010.
Reinsurance costs increased slightly, 0.9%, for 2009 renewals as the cost of additional catastrophe reinsurance coverage purchased was offset by lower costs due to an increase in catastrophe reinsurance market capacity and the Company’s management of its catastrophe exposure. Refer to the discussion of our reinsurance program and the effect on the consolidated financial statements, under Part I, Item 1, Business.
Net premiums earned decreased in 2009 compared to 2008 as a result of a $16.7 million and a $5.3 million decrease in our personal auto and workers’ compensation insurance products, respectively. These are discussed in further detail in the “Products” discussions below.
Net premiums earned increased in 2008 compared to 2007 as a result of a 2007 reduction of $11.2 million relating to the increase in our estimate of retrospective premium adjustments payable on auto and homeowner policies with no reported losses for three years. Excluding the effect of this adjustment, earned premium decreased $6.4 million, primarily due to decreases in personal and commercial auto net premiums written for the year ended December 31, 2008 and a $5.6 million reinsurance reinstatement premium due to catastrophe activity in 2008.
Net Investment Income
Net investment income continued to decrease in 2009 as compared to 2008, as it did in 2008 as compared to 2007. This decrease is due to the increasing amount of cash in our portfolio each year due to a lack of appropriate long-term investment opportunities.
Policy Benefits
Policy benefits include loss and loss adjustment expenses incurred on property and casualty policies.

The loss ratio for 2009 remained relatively unchanged from 2008, due to increases in claims in personal auto, workers’ compensation and credit insurance products, offset by the decrease in net catastrophe experience. These are discussed in further detail in the “Products” discussion below. The increase in loss ratio for 2008 as compared to 2007 was due to the significant level of net catastrophe losses during 2008, particularly compared to the low level of losses in 2007. 2008 was a busy year for natural catastrophes in the United States compared to 2007, which was relatively mild.
For the year ended December 31, 2009, gross catastrophe losses decreased to $80.9 million, compared to $191.6 million and $32.4 million for the years ended December 31, 2008 and 2007, respectively. Estimated reinsurance recoveries on all catastrophe losses were ($9.4) million for the year-end December 31, 2009 and $60.8 million for the year ended December 31, 2008. There were no material reinsurance recoveries on catastrophe losses for the year ended December 31, 2007.
The negative amount of estimated reinsurance recoverables for 2009 arise mainly from a decrease in the ultimate gross loss estimates for Hurricanes Ike and Gustav at December 31, 2009 compared to December 31, 2008. These 2008 hurricanes produced losses, which are recoverable under our reinsurance program, and a decrease in the ultimate gross loss estimates resulted in a decrease in estimated reinsurance recoverables as well.
Net catastrophe losses contributed to a 7.8% increase and an 11.1% increase in the combined ratio during 2009 and 2008, respectively, compared to only a 2.7% increase in 2007. The property losses as a result of catastrophes are a part of the normal variability in this segment and are the result of differences in both the frequency and severity of catastrophic events. We continue to evaluate and manage our aggregate catastrophe risk exposures, and manage our risk with targeted rate activity and purchasing additional reinsurance coverage where we believe it is cost efficient to do so.
Over the last five years, we have suffered our worst three catastrophe years in our history. These years include hurricanes Katrina and Rita in 2005, Ike and Gustav in 2008 along with record Midwest storms in 2008 and an abnormally high number of Midwest storms in 2009 particularly impacting Colorado and Oklahoma, which are some of our larger states. A number of actions have been taken to reduce our exposure to catastrophic losses such as reducing coastal exposure, increased spread of risk and lower reinsurance retentions for our 2010 program. Implementation of these actions are expected to result in substantially improved results even if the high catastrophe losses of 2005, 2008, or 2009 were to repeat.
Commissions and Change in Deferred Policy Acquisition Costs
Commissions decreased in 2009 compared to 2008 as the result of a $9.6 million decrease in credit related insurance commissions due to a shift in our credit insurance products towards those with lower commission structures. Commissions on personal and commercial auto policies also decreased compared to the same period in 2008 due to reductions in net premiums earned in these lines as well as an overall decrease in bonuses.
Commissions increased in 2008 compared to 2007 as the result of a $9.5 million increase in credit related insurance commissions due to an increase in net premiums earned, attributable to the growth of our credit-related property products, which generally have a higher commission rate than our other products. This increase was partially offset by lower commissions on personal and commercial auto policies, which reported lower net premiums earned in 2008 compared to 2007.
The decrease in deferred policy acquisition costs was less in 2009 compared to 2008 due to the decrease in commissions noted above during the period, and was larger in 2008 compared to 2007 due to the increase in commissions during 2008. A positive change in DAC represents a reduction to DAC and a decrease in expenses being deferred for the period, while a negative change represents an increase to DAC as a result of an increase in expenses for the period.

Other Operating Costs and Expenses
Other operating costs and expenses decreased for the year ended December 31, 2009 compared to the same period in 2008. The decrease was due to the Farm Bureau lawsuit resulting in a one-time accrual of $7.4 million in expenses during the third quarter of 2008. For additional information on this lawsuit, refer to our Commitments and Contingencies footnote within the Notes to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data.”
The increase at year end December 31, 2008 compared to the same period in 2007 was also a result of litigation related costs primarily in connection to the lawsuit noted above, as well as increased salary costs of $4.3 million, allocated pension costs of $2.5 million, and increased professional services fees of $2.2 million related to preparing for compliance with SEC and Sarbanes-Oxley requirements.
Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines products, which we market primarily to individuals representing 54.6% of net premiums written, (ii) Commercial Lines products, which focus primarily on businesses engaged in agricultural and other targeted markets representing 24.2% of net premiums written, and (iii) Credit related property insurance products which are marketed to financial institutions and retailers and representing 21.2% of net premiums written. Segment results by product for the periods indicated (in thousands, except percentages) were as follows:
Product Discussion — Personal Products

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Net premiums written
Auto	$456,960	$462,545	$484,310	$(5,585)	(1.2)	$(21,765)	(4.5)
Homeowner	217,963	203,516	207,093	14,447	7.1	(3,577)	(1.7)
Other Personal	38,815	34,610	30,452	4,205	12.1	4,158	13.7

Total net premiums written	713,738	700,671	721,855	13,067	1.9	(21,184)	(2.9)

Net premiums earned
Auto	452,754	469,425	479,722	(16,671)	(3.6)	(10,297)	(2.1)
Homeowner	208,558	205,764	199,126	2,794	1.4	6,638	3.3
Other Personal	37,283	31,990	30,241	5,293	16.5	1,749	5.8

Total net premiums earned	$698,595	$707,179	$709,089	$(8,584)	(1.2)	$(1,910)	(0.3)

Loss ratio
Auto	83.9%	78.0%	76.0%	5.9		2.0
Homeowner	100.6%	111.0%	68.4%	(10.4)		42.6
Other Personal	44.9%	87.7%	84.4%	(42.8)		3.3

Personal line loss ratio	86.8%	88.1%	74.2%	(1.3)		13.9

Combined Ratio
Auto	104.9%	101.6%	97.3%	3.3		4.3
Homeowner	122.8%	138.0%	94.2%	(15.2)		43.8
Other Personal	51.3%	110.1%	90.5%	(58.8)		19.6

Personal line combined ratio	107.4%	112.6%	96.1%	(5.2)		16.5

Personal Automobile: We continued to see reductions in our personal automobile premium rates due to a highly competitive marketplace during the first half of 2009. Net premiums earned decreased in 2009 compared to 2008, and during 2008 compared to 2007 despite flat policy counts during these periods. We implemented premium rate increases during the second half of 2009, and expect to see downward pricing pressures continue to ease as 2010 progresses. We will continue to concentrate on our strategy of improving profitability through disciplined underwriting and targeted rate activity.

A portion of the decrease in net premiums earned during 2009 was due to an internal review of our methodology for establishing reserves for our “Cashback” program, which refunds a portion of premiums paid on homeowners and auto policies within certain product lines and certain states. This resulted in a $4.6 million decrease during the second quarter of 2009.
The loss ratio has steadily increased since 2007 primarily due to an increase in the severity of claims each year coupled with the continued decline of net premiums earned. In recent years, we have experienced a decrease in loss frequency offset by a significant increase in loss severity. The increase in loss severity is due to increased bodily injury claims, increased litigation costs and increased property damage liabilities.
The combined ratios for 2009 (projected), 2008 and 2007 are comparable to the industry average for the same periods of 99.3%, 100.3%, and 98.3%, respectively, per A.M. Best’s is “U.S. Property/Casualty-Review and Preview”. Our 2009-combined ratio was slightly above average due to our decline in net premiums earned outpacing the industry average.
Homeowners: Net premiums earned have continued to increase slightly since 2007 due to rate increases across the entirety of this product line, as well as increases in policyholder-insured values as replacement and repair costs continue to increase even amidst declining home values. During the same period, this increase in premiums was offset by policy count decreasing by approximately 2.0% each year.
Policy benefits and the loss ratio decreased in 2009 compared to 2008 due to the $40.5 million decrease in catastrophe experience from the prior year and a decline in loss reserves of $17.8 million, offset by a decrease in reinsurance ceded losses from $35.8 million in 2008 to $0.2 million in 2009.
The significant increase in policy benefits and the loss ratio for 2008 compared to 2007 was due to the record level of catastrophe losses. Gross catastrophe losses for 2008 were $191.6 million, of which $132.9 million was attributable to homeowners’ claims from 2008 catastrophe occurrences, compared to $63.4 million for 2009 and $22.5 million for 2007. Estimated reinsurance recoveries on all catastrophe losses were $60.8 million for 2008, with no material recoveries for 2009 or 2007.
Prudent actions to generate profitable premium growth and reduce earnings volatility will continue. Evaluation and managing our risk with targeted rate activity will continue along with purchasing additional reinsurance coverage where we believe it is cost efficient to do so. We will continue to replace lost in-force policies with new business and increase insured values for our in-force book as necessary. However, we also expect the continued low level of new home sales and the economic recession to negatively impact premium growth, as consumers increase deductibles and reduce coverages to lower insurance costs.
The expense ratio decreased in 2009 due to the litigation expense noted in the “Other Operating Costs and Expenses” discussion above, combined with a greater amount of expenses being deferred through our updated deferral estimates. The increase in 2008 from 2007 was primarily a result of the litigation expense and modest increases in staffing levels.
The combined ratios for 2009 (projected), 2008 and 2007 are comparable to the industry-combined ratios per A.M. Best of 105.5% (projected), 117.0%, and 95.7%, respectively. Our combined ratio was negatively impacted in 2009 and 2008 due to our concentration of business in the Midwest, which experienced increased catastrophe losses, resulting in a combined ratio 17.3% and 21.0% above the industry average, respectively. Conversely, our combined ratio benefited from our geographic concentration and the unusually low level of catastrophe losses in 2007, resulting in a combined ratio below the industry average.
Other Personal: The other personal product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property. While historically this was not a significant piece of our personal insurance business, we continue to see promising growth in premium counts and operating results as our agents continue to increase our business with our current customers.

Net premiums earned increased significantly in 2009 after a slight increase in 2008 due to increasing numbers of policy counts each year in addition to increases in policy premiums. The loss ratio decreased significantly during 2009 as a result of the increasing net premiums as well as a decrease in claim frequency.
The combined ratio fell in 2009 due to the increase in premiums and decrease in catastrophe experience from 2008. The increase in 2008 compared to 2007 was also due to the significant catastrophe experience in 2008. Segment results by product for the periods indicated (in thousands, except percentages) were as follows:
Product Discussion — Commercial Products

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Net premiums written
Agribusiness	$101,074	$101,243	$93,664	$(169)	(0.2)	$7,579	8.1
Auto	88,642	95,155	100,397	(6,513)	(6.8)	(5,242)	(5.2)
Other Commercial	127,291	139,266	144,281	(11,975)	(8.6)	(5,015)	(3.5)

Total net premiums written	317,007	335,664	338,342	(18,657)	(5.6)	(2,678)	(0.8)

Net premiums earned
Agribusiness	105,921	105,230	95,402	691	0.7	9,828	10.3
Auto	91,074	96,574	96,232	(5,500)	(5.7)	342	0.4
Other Commercial	125,855	137,971	139,051	(12,116)	(8.8)	(1,080)	(0.8)

Total net premiums earned	$322,850	$339,775	$330,685	$(16,925)	(5.0)	$9,090	2.7

Loss ratio
Agribusiness	90.1%	87.5%	71.9%	2.6		15.6
Auto	74.3%	76.3%	75.6%	(2.0)		0.7
Other Commercial	76.9%	71.2%	61.0%	5.7		10.2

Commercial line loss ratio	80.5%	77.7%	68.4%	2.8		9.3

Combined ratio
Agribusiness	126.8%	117.7%	105.1%	9.1		12.6
Auto	96.9%	99.3%	99.8%	(2.4)		(0.5)
Other Commercial	106.4%	95.8%	86.3%	10.6		9.5

Commercial line combined ratio	110.4%	103.6%	95.6%	6.8		8.0

Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums earned remained flat in 2009 compared to 2008, while 2008 increased over 2007. The increase in 2008 was primarily the result of rate increases initiated during 2007 that were fully earned in 2008 and remained in effect in 2009.
The loss ratio has been steadily increasing since 2007, as a result of storm and weather related losses. We expect variability in this line, which is sensitive to the frequency and severity of storm and weather related losses, and expect the loss ratio to normalize in 2010.
The combined ratio has been steadily increasing as premiums in this product have not decreased as it has in some of the other products and it is becoming a larger portion of our business, which results in more costs being allocated to it.
Commercial Automobile: While we continue to focus on strengthening underwriting and improving pricing, renewal prices continued to decrease in 2009 compared to 2008 and 2007, resulting in downward pressure on net premiums written and earned. Net premium earned decreased slightly in 2009 as rate decreases initiated in 2008 continue to be realized. We expect this downward trend to level off during 2010, and begin to reverse in the second half of 2010 as newly implemented rate increases begin to take effect.
The decrease in the loss ratio during 2009 reflects our disciplined underwriting and focus on appropriate risks at a fair price, offset by the decrease in net premiums earned. The minimal increase in 2008 was the result of a slight increase in storm and weather related claims in 2008, compared to the relatively low number in 2007.

The combined ratios for 2009 (projected), 2008 and 2007 are comparable to the industry average for the same periods of 97.0%, 96.8% and 94.2%, respectively, per A.M. Best.
Other Commercial: Net earned premiums have been decreasing since 2007, as a result of our workers’ compensation product and small business coverages continuing to decline in the current economic environment. Premiums for our workers’ compensation product are tied to company payrolls, which have been steadily decreasing since the middle of 2007 as unemployment continued to rise. Our small business coverages continue to lose policies as customers go out of business, as well as a lowering premium per policy as businesses reduce coverages and increase deductibles in an effort to cut costs.
The loss ratio has been steadily increasing during this period due to the change in premiums noted above in addition to the resultant higher claims as payrolls continued to contract. We expect some stabilization to return to the economy in 2010. The combined ratio has continued to increase due to the decline in premiums.
Product Discussion — Credit Products
Credit related property insurance products are offered on automobiles, furniture, and appliances in connection with the financing of those items. The policies pay an amount if the insured property is lost or damaged and is not directly related to an event affecting the consumer’s ability to pay the debt. The primary distribution channel for credit related property insurance is general agents who market to auto dealers, furniture stores and financial institutions.
Net premiums earned increased to $138.1 million in 2009 after falling slightly in 2008 to $135.1 million due to increasing furniture and appliance business, while automobile products sales continue to remain low due to lower auto sales, a trend which began at the end of 2007 when net premiums earned was $137.4 million. However, as credit standards remain tight, we expect to write higher quality business and to add new business partners as the economy shows signs of recovery. In the current economic environment, we expect our collateral protection product to continue to grow until the economy begins to recover, at which time we expect the sales of our Guaranteed Auto Protection (“GAP”) products to increase as credit begins to normalize and new vehicle sales rebound.
The increase in the loss ratio in 2009 is attributable to an increase in frequency and severity of GAP claims during 2009 as compared to the same period in 2008 from 39.3% to 41.1%, due to policy benefits in this line increasing 61.7% to $14.0 million. Slowing auto sales have driven down the replacement values of most vehicles, thus creating a larger difference between a vehicle’s value and its indebtedness.
The decrease in the loss ratio from 47.9% in 2007 to 2008 was the result of a large amount of claims in a discontinued product during 2007, resulting in a 63.4% decrease in premiums during the same year driving up the loss ratio.
The decrease in the combined ratio of 102.7% in 2009 mainly reflects a legal accrual in 2008 when the combined ratio was 104.2% and a decrease in commission expense relative to earned premium. This is attributable to a shift in product mix during 2009 out of the higher commission structured products. The increase in the combined ratio in 2008 from 102.2% during 2007 was primarily the result of the aforementioned legal accrual.
Property and Casualty Reinsurance
We reinsure a portion of the risks that we underwrite to manage our loss exposure and protect capital resources. In return for a premium, reinsurers assume a portion of the losses and loss adjustment expense incurred. Amounts not reinsured are known as retention. We primarily use three types of reinsurance to manage our loss exposures:
•	Treaty reinsurance, in which certain types of policies are automatically reinsured without the need for approval by the reinsurer of the individual risks;

•	Facultative reinsurance, in which individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer. Facultative reinsurance is purchased for risks which fall outside the treaty reinsurance; and
•	Excess of loss treaty reinsurance, where the reinsurer indemnifies us against all, or a specified portion, of losses and loss adjustment expense incurred in excess of a specified retention or attachment point, and up to the contract limit.
In addition to treaty and facultative reinsurance, we are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 via the Terrorism Risk Insurance Program Reauthorization Act of 2007.
Our surplus has allowed us to increase retentions in recent years. Our retention for each loss increased to $1.0 million in 2006 where it remained to 2009. Our catastrophe reinsurance retention has also increased, from $25.0 million in 2006 and 2007 to $40.0 million in 2008 and 2009. However, in order to manage our risk exposure, we purchased additional catastrophe reinsurance coverage for Louisiana, Texas, and the Northeast, effectively lowering our retention in these states.
The property catastrophe reinsurance limit has increased substantially, to $500.0 million in 2008 where it remained for 2009. The most significant increases in catastrophe reinsurance limit occurred after Hurricane Katrina.
A “top and drop” cover was purchased in 2008 and 2009 to provide an additional $20.0 million of coverage above the corporate catastrophe program for a total of $520.0 million per event, or it can be used to address frequency of events by providing protection for $20.0 million of losses above a $20.0 million retention after a $20.0 million annual aggregate deductible has been met. The top and drop cover in combination with the corporate catastrophe reinsurance program results in a $40.0 million retention for the first event and a $20.0 million retention for the second event in 2008 and 2009.
The Company also purchased an additional $125.0 million of protection for earthquake losses in the territorial limits of the United States, excluding California, thereby increasing our earthquake coverage to $645.0 million in 2008 and 2009.
Our reinsurance programs use multiple reinsurers in a pool arrangement with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the pools and the amount of coverage each provides is shown in the following table:

		Percent of Risk Covered
Reinsurer	AM Best Rating	Non-catastrophe	Catastrophe Coverage

Lloyd’s Syndicates	A	20.6%	50.1%
Hannover Re	A	38.5%	1.6%
Munich Re America	A+	17.7%	2.2%
Platinum Re	A	12.1%	0.2%
Catlin Insurance Co	A	4.5%	4.7%
Transatlantic QBE Reinsurance	A	2.4%	0.4%
Swiss Re America	A	2.2%	0.0%
Amlin Bermuda Ltd	A	2.0%	3.7%
Tokio Millenium Re Ltd	A+	0.0%	6.2%
Sompco Japan Insurance, Inc	A+	0.0%	3.7%
Scor Re	A-	0.0%	3.4%
Flagstone Reassurance Suisse SA	A-	0.0%	2.6%
Munchener Ruckversicherungs-Gesellschaft	A+	0.0%	2.9%
Partner Re, Bermuda	A+	0.0%	2.0%
Other reinsurers with no single company greater than 2% of the total		0.0%	16.3%

Total reinsurance coverage		100.0%	100.0%

Our credit related property insurance products do not employ reinsurance to manage catastrophe loss exposure, and we do not consider their reinsurers for risks other than catastrophes significant to our business.
Prior Period Reserve Development
The table below shows the development of our loss and loss adjustment expense reserves. The table does not present individual accident or policy year development data.
The top line shows our original reserves, net of reinsurance recoverable, for each of the indicated years. The table then shows the cumulative net paid loss and loss adjustment expense as of successive years. The table also shows the re-estimated amount of previously recorded reserves based on experience as of the end of each succeeding year. The cumulative deficiency or redundancy represents the aggregate change in the estimates over all prior years. Conditions and trends that affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may be inappropriate to anticipate future redundancies or deficiencies based on historical experience.
While we believe that our loss reserves at December 31, 2009 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses significantly greater or less than the reserves currently provided. The actual final cost of settling both claims outstanding at December 31, 2009 and claims expected to arise from unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include but are not limited to: changes in claim severity; changes in the expected level of reported claims; judicial action changing the scope and/or liability of coverage; changes in the regulatory, social and economic environment; and unexpected changes in loss inflation. The deficiency/(redundancy) for different balance sheet dates is cumulative and should not be added together.
Loss Development Table
Property and Casualty Loss and Loss Adjustment Expense Liability Development-Net of Reinsurance
For the Years Ended December 31,

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Liability for unpaid losses and loss adjustment expenses, net of reinsurance (includes loss reserves, IBNR, allocated and unalloc expense)	331,431	384,191	425,129	490,215	590,365	678,379	796,267	801,953	809,500	847,860	856,658

Cumulative paid losses and loss expenses
One year later	161,942	192,167	228,699	233,074	256,386	274,810	366,007	296,620	318,944	345,346
Two years later	236,136	280,667	322,112	338,459	377,139	405,748	506,463	453,042	477,958
Three years later	280,004	323,685	370,179	399,651	445,702	479,410	590,643	544,100
Four years later	297,942	345,507	396,758	429,408	479,524	518,972	640,003
Five years later	306,853	356,119	407,212	443,161	498,349	541,627
Six years later	311,746	362,307	412,004	452,256	509,521
Seven years later	314,097	365,331	416,207	457,972
Eight years later	315,750	367,326	420,045
Nine years later	317,270	369,963
Ten years later	318,474

Liabilites re-estimated
One year later	330,858	368,951	432,028	488,595	564,287	638,910	770,238	711,880	766,882	798,583
Two years later	323,422	372,991	435,574	488,455	564,485	617,374	737,341	713,339	733,361
Three years later	324,838	376,776	441,564	490,717	553,163	596,242	739,825	680,900
Four years later	323,853	379,498	441,309	482,799	538,459	596,754	714,995
Five years later	324,878	379,318	435,796	476,615	542,429	585,370
Six years later	326,786	380,050	432,953	478,201	534,287
Seven years later	326,798	379,270	433,990	472,502
Eight years later	326,345	380,082	430,722
Nine years later	327,685	378,611
Ten years later	326,128

Deficiency(redundancy), net of reinsurance	(5,303)	(5,580)	5,593	(17,713)	(56,078)	(93,009)	(81,272)	(121,053)	(76,139)	(49,277)

Property and Casualty Loss and Loss Adjustment Expense Liability Development-Gross
For the Years Ended December 31,

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Net reserve, as initially estimated	331,431	384,191	425,129	490,215	590,365	678,379	796,267	801,953	809,500	847,860	856,658

Reinsurance and other recoverables as initially estimated	35,677	47,162	65,327	61,077	61,600	80,526	86,186	86,898	79,071	109,518	70,837

Gross reserve as initially estimated	366,943	431,075	490,103	550,022	646,397	750,454	869,781	875,436	875,963	945,810	916,990

Net re-estimated reserve	326,128	378,611	430,722	472,502	534,287	585,370	714,995	680,900	733,361	798,583
Re-estimated and other reinsurance recoverables	67,765	82,797	80,232	83,520	86,245	84,763	494,020	93,619	71,972	102,963
Gross re-estimated reserve	393,893	461,408	510,954	556,022	620,532	670,133	1,209,015	774,519	805,333	901,546

Deficiency(redundancy), gross of reinsurance	26,950	30,333	20,851	6,000	(25,865)	(80,321)	339,234	(100,917)	(70,630)	(44,264)
For 2009, the net favorable prior year loss and loss adjustment expense development was $49.2 million, compared to approximately $42.6 million of net favorable prior year loss and loss adjustment expense development for 2008, as a result of better than expected paid and incurred loss emergence across several lines of business.
The current year loss ratio is a blend of the current accident year loss ratio and the impact of favorable or adverse development on prior accident years during the current calendar year. Excluding the 4.2% impact of favorable prior year loss development for accident years 2008 and prior, the 2009 loss ratio would have been 83.8%. Excluding the 3.6% impact of favorable prior year loss development for accident years 2007 and prior, the 2008 loss ratio would have been 83.1%.
Net favorable reserve development in each of the last two years was primarily generated from the personal auto, commercial auto and commercial multi-peril lines. The favorable development reflects the recognition of better than expected loss emergence rather than explicit changes to our actuarial assumptions. The homeowners’ line experienced moderate reserve deterioration related to the continuing settlement of Hurricane Katrina claims.
For additional information regarding losses and loss expenses, refer to Item 8, Note 8 to the Annual Consolidated Financial Statements and Financial Condition and Results of Operations section.
For year-end 2005, the $339.2 million deficiency gross of reinsurance was primarily the result of our participation in the National Flood Insurance Program as administered by the Federal Emergency Management Agency. As these losses are 100% reimbursed by the federal government, they do not impact our net reserve calculations or our net loss development patterns. The National Flood Insurance Program had paid losses of $390.0 million for the year ended December 31, 2005 because of the 2005 hurricanes, specifically Hurricane Katrina. Since reserves are not set up for the National Flood Insurance Program, any payments made subsequent to year-end will appear as adverse development on a gross basis. If the flood losses were removed from the gross data, the $339.2 million deficiency would have been a $50.8 million redundancy, gross of reinsurance.

Corporate and Other
Comparison of Years Ended December 31, 2009, 2008 and 2007
Corporate and Other primarily includes the capital not allocated to support our insurance business segments. Our excess capital and surplus is invested and managed by internal investment staff. Investments include publicly traded equities, real estate, mortgage loans, high-yield bonds, venture capital partnerships, mineral interests and tax-advantaged instruments. See the Investments section of the MD&A for a more detailed discussion of our investments.
Segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Years Ended December 31,			Change Over Prior Years
	2009	2008	2007	2009		2008
				amount	percentage	amount	percentage
Revenues:
Net investment income	$86,292	$109,597	$127,519	$(23,305)	(21.3)	$(17,922)	(14.1)
Gain/(loss) from investments, net	(75,697)	(379,709)	41,027	304,012	(80.1)	(420,736)	(1,025.5)
Other Income	15,547	18,505	21,241	(2,958)	(16.0)	(2,736)	(12.9)

Total revenues	26,142	(251,607)	189,787	277,749	(110.4)	(441,394)	(232.6)

Benefits and expenses:
Other operating costs and expenses	54,709	37,839	61,069	16,870	44.6	(23,230)	(38.0)

Total benefits and expenses	54,709	37,839	61,069	16,870	44.6	(23,230)	(38.0)

Income (loss) before other items and federal income taxes	$(28,567)	$(289,446)	$128,718	$260,879	(90.1)	$(418,164)	(324.9)

Income (loss) before other items and federal income taxes increased $260.9 million, from a loss of $289.4 million for 2008 to a loss of $28.6 million for 2009. We recorded $98.9 million of other-than-temporary impairments in 2009, $367.0 million and $7.2 million in 2008 and 2007, respectively. The other-than-temporary impairments are recorded in the “Gain (Loss) from investments, net” line.
In accordance with our segment allocation process, all realized gains and losses, except those on derivatives, are allocated to the Corporate and Other segment. The Corporate and Other segment is compensated for the risk it assumes for realized losses through a monthly charge to the insurance segments that reduces the amount of investment income allocated to those segments. Since other-than-temporary impairments are recorded as realized losses, they are accordingly, allocated to the Corporate and Other segment.
Discontinued Operations
On December 4, 2008, we sold our life insurance business in Mexico, American National de Mexico, Compania de Seguros de Vida, S.A. de C.V., along with non-insurance affiliates Servicios de Administracion American National S.A. de C.V. and American National Promotora de Ventas S.A. de C.V. to a third party for approximately $2.4 million. These operations were established in 1999 and reported losses in all years since inception. Management chose to sell these operations to prevent a continued negative impact on consolidated results of operations. See further detail regarding the discontinued operations disclosed in Note 17 to the Consolidated Financial Statements.

Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We meet our liquidity requirements primarily through positive cash flows from our insurance operations and investments. Premium deposits and annuity considerations, other policy revenue, investment income and investment maturities and prepayments are the primary sources of funds. Primary uses of funds are investment purchases, dividends, claims and payments to policyholders and contract holders in connection with surrenders, withdrawals and loans, as well as operating expenses (in thousands).

	Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in):
Operating activities	$491,390	$171,681	$462,913
Investing activities	(1,352,613)	(690,441)	(436,670)
Financing activities	956,610	450,787	(107,051)

Net increase (decrease) in cash	$95,387	$(67,973)	$(80,808)

Comparison of Years Ended December 31, 2009, 2008 and 2007
Our cash and short-term investment position at December 31, 2009 was $798.3 million, an increase from $361.3 million for 2008. The $437.0 million increase in cash and short-term investments relates primarily to increases in commercial paper and other short-term investments in the current interest rate environment to ensure liquidity. This was partially offset by the increase in claim payments in 2009 compared to 2008.
Cash flows from operating activities increased $319.7 million from 2008 to 2009. This was primarily due to the increase in net income from the net loss we recorded in 2008, in addition to the decrease in receivables during the year. This increase was partially offset by the related change in our tax position. The increased deposits from annuity sales are recorded as part of the cash flows from financing activities in accordance with U.S. GAAP rules. As such, they are not reflected in the cash flows from operating activities. Cash flows from operating activities decreased $291.2 million from 2007 to 2008 due to lower cash flows from premiums, coupled with increased claim experience due to catastrophe activity.
Cash flows used in investing activities increased $662.2 million from 2008 to 2009 and increased $253.8 million from 2007 to 2008. The change in net cash used in 2009 and 2008 was primarily due to increased investments in fixed income securities, real estate, and mortgage loans than each previous year. Total sales of all asset classes rebounded in 2009 from their significantly lower levels in 2008 due to markets improving from the depressed market prices from 2008. In 2007, more available-for-sale bond maturities occurred than in 2008, resulting in decreased cash received from maturities year over year.
Cash flows from financing activities increased $505.8 million from 2008 to 2009, and $557.8 million from 2007 to 2008 resulting from net increases in annuity sales and a decrease in policyholders’ withdrawals during both years compared to the previous one. Refer to the Results of Operations — Annuity for further discussion.
We were committed at December 31, 2009 to purchase, expand or improve real estate, to fund mortgage loans and to purchase other invested assets in the amount of $240.4 million, compared to $203.7 million for 2008. The expansion of real estate investments and mortgage loans in 2009 has been robust compared to 2008 due to improvement in available yields and growing opportunities.
In the normal course of business, we guarantee bank loans for customers of a third-party marketing operation. The customers, through the use of a trust, use the bank loans to fund premium payments of life insurance policies. These bank loans enable individuals with substantial illiquid wealth to finance their life insurance premiums using the cash value of the policies as security for the loans. In the case of a default on the bank loan, we would be obligated to pay off the loan. The total amounts of guarantees outstanding for 2009 and 2008 was approximately $206.5 million, while the total cash values of the related life insurance policies were $211.8 million for 2009 and $212.0 million for 2008.

We expect that our future liquidity needs will be adequately met from all of the above sources. Given our historical cash flows and current financial results, we believe that the cash flow from our operating activities over the next year will provide sufficient liquidity for our operations and will provide sufficient funds to enable us to make dividend and other payments as needed to support our operations.
Capital Resources
Our capital resources at December 31, 2009, 2008 and 2007 consisted of American National stockholders’ equity summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,342,805	$3,355,004	$3,590,812
AOCI	117,649	(221,148)	145,972

Total American National stockholders’ equity	$3,460,454	$3,133,856	$3,736,784

Comparison of Years Ended December 31, 2009, 2008 and 2007
We have notes payable on our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we are required to consolidate into our results in accordance with accounting rules. The lenders for the notes payable have no recourse to us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective affiliate, which totaled $33.3 million at December 31, 2009.
Total stockholders’ equity in 2009 increased $326.6 million primarily due to the $383.1 million change in net unrealized gains on marketable securities as a result of improving financial markets, combined with $15.6 million in net income, offset by $82.5 million in dividends paid to stockholders. The decrease in stockholders’ equity from 2007 to 2008 is comprised of the total net loss of $154.0 million, $331.8 million in net unrealized losses related to marketable securities and $82.7 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. State laws specify regulatory actions if an insurer’s risk-based capital (“RBC”), a measure of an insurer’s solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formulas identify companies that are undercapitalized.
The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, and effective for 2005 it addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.
RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries to roll up into the consolidated entity. Our subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2009, the levels of our and our insurance subsidiaries’ surplus and risk-based capital exceeded the NAIC’s minimum RBC requirements.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Life insurance obligations(1)	$5,527,844	$45,495	$139,286	$298,513	$5,044,550
Annuity obligations(1)	10,969,319	1,341,183	3,945,324	2,528,519	3,154,293
Property and casualty insurance obligations(2)	1,003,143	454,763	379,362	111,537	57,481
Accident and health insurance obligations(3)	159,789	92,449	25,360	10,274	31,706
Purchase obligations:	—
Commitments to purchase and fund investments(4)	50,520	28,281	16,491	2,767	2,981
Mortgage loan commitments(5)	192,294	192,294	—	—	—
Operating leases(6)	4,124	562	1,824	1,360	378
Defined benefit pension plans(7)	147,050	10,183	17,965	18,482	100,420

Total	$18,054,083	$2,165,210	$4,525,612	$2,971,452	$8,391,809

(1)	Life and annuity obligations include estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and contracts. All amounts are gross of reinsurance. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions that are comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. The obligations shown in the table have not been discounted at present value. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. Separate account obligations have not been included since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to participating policyholder dividends payable is presented in the table above in the less than one-year category at the amount of the liability presented in the consolidated balance sheet. All estimated cash payments represented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. Estimated future premiums on participating policies currently in-force are net of future policyholder dividends payable. Future policyholder dividends, the participating policyholder share obligation on the consolidated balance sheet, represents the accumulated net income from participating policies and a pro-rata portion of unrealized investment gains (losses), net of tax, reserved for payment to such policyholders as policyholder dividends. Because of the nature of the participating policyholder obligation, the exact timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.

(2)	Expected future gross loss and loss adjustment expense payments from property and casualty policies. This includes case reserves for reported claims and reserves for claims IBNR. Timing of future payments is estimated based on the Company’s historical payment patterns. The timing of these payments may vary significantly from the amounts shown above. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.

(3)	Accident and health insurance obligations reflect estimated future claim payment amounts net of reinsurance for claims incurred prior to January 1, 2009. The estimate does not include claim payments for claims incurred after December 31, 2008. Estimated claim payment amounts are based on mortality and morbidity assumptions that are consistent with historical experience and are not discounted with interest so will exceed the liabilities recorded in reserves for future claim payments. Due to the significance of the assumptions used, actual results could vary greatly from the estimates shown here.

(4)	Expected payments to fund investments based on capital commitments and other related contractual obligations.

(5)	Expected future payments to fund investments based on mortgage loan commitments and other related contractual obligations.

(6)	Represents estimated obligations due to contracts and agreements entered into within the ordinary course of business for items classified by ASC 840-20 (formerly “FAS 13”), Accounting for Operating Leases. The Company rents office space, which qualifies as operating leases under ASC 840-20 (formerly “FAS 13”).

(7)	Represents estimated payments for pension benefit obligations for the non-qualified defined benefit pension plan. As such, these payments are funded through continuing operations. A liability has been established for the full amount of benefits accrued as per ASC 715-40 (formerly ”FAS 158”), Compensation-Retirement Benefits, including a provision for the effects of future salary inflation on the accrued benefits.
Off-Balance Sheet Arrangements
Our only off-balance sheet transactions relate to third-party marketing operation bank loans, which were discussed previously under the Liquidity section of the MD&A. In 2010, the third-party marketing operation plans to renegotiate the bank loans. If these renegotiations are unsuccessful, we would have to pay the bank loans using the cash value of the underlying insurance contracts. As of December 31, 2009, the cash value of the policies totaled $211.8 million. With regard to the impact on our results of operations, the payment of the cash value of the policies would require a write-off of deferred acquisition costs through the income statement, which totaled $9.4 million at December 31, 2009.
Related Party Transactions
We have various agency, consulting and investment arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee. The total amount involved in these arrangements, both individually and in the aggregate, is not considered to be material to any segment or to our overall operations.
Investments
General
We manage our investment portfolio to optimize the rate of return that is commensurate with sound and prudent underwriting practices and maintain a well-diversified portfolio. Our investment operations are governed by various regulatory authorities, including but not limited to, the Texas Department of Insurance. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review and approval of our Finance Committee, a committee made up of two members of the Board of Directors and senior investment professionals.
Pursuant to our Corporate Bylaws, the Finance Committee is also charged with the duty of supervising all of the Company’s investments and loans. The Finance Committee meets weekly to review and approve investment activity. The committee operates pursuant to an established, formal Investment Plan and Guidelines adopted by our Board of Directors. Collectively, these documents provide issuer and geographic concentration limits, investment size limits and other applicable parameters such as loan to value guidelines. No material changes were made to these documents during 2009.

Our insurance and annuity products are primarily supported by investment grade bonds, collateralized mortgage obligations, and commercial mortgage loans. We purchase fixed income security investments and designate them as either held-to-maturity or available-for-sale as necessary to match our estimated future cash flow needs. We make use of statistical measures such as duration and the modeling of future cash flows using stochastic interest rate scenarios to balance our investment portfolio to match the pricing objectives of our underlying insurance products. As part of our asset/liability management program, we monitor the composition of our fixed income securities between held-to-maturity and available-for-sale securities and adjust the concentrations of various investments within the portfolio as investments mature or with the purchase of new investments.
We invest directly in quality commercial mortgage loans when the yield and quality compare favorably with other fixed income securities. Investments in residential mortgage loans have not historically been part of our investment portfolio, and we do not anticipate investing in them in the future.
Our historically strong capitalization has enabled us to invest in equity securities and investment real estate where there are opportunities for enhanced returns. We invest in real estate and equity securities based on a risk/reward analysis.
Composition of Invested Assets
The following summarizes the carrying values of our invested assets by asset class as of December 31, 2009 and December 31, 2008 (other than investments in unconsolidated affiliates), (in thousands, except percentages):

	As of:
	December 31, 2009		December 31, 2008
	amount	percent	amount	percent

Bonds held-to-maturity, at amortized cost	$7,461,711	44.9%	$6,681,837	45.9%
Bonds available-for-sale, at fair value	4,213,550	25.4%	3,820,837	26.3%
Preferred stock, at fair value	35,717	0.2%	48,822	0.3%
Common stock, at fair value	934,754	5.6%	853,530	5.9%
Mortgage loans at amortized cost	2,229,659	13.4%	1,877,053	13.0%
Policy loans, at outstanding balance	364,354	2.2%	354,398	2.4%
Investment real estate, net of depreciation	635,110	3.8%	528,905	3.6%
Short-term investments	636,823	3.9%	295,170	2.0%
Other invested assets	94,442	0.6%	85,151	0.6%

Total Invested Assets	$16,606,120	100%	$14,545,703	100%

The increase in our total invested assets was a combined result of net sales and value recovery attributable to stock market gains and spread narrowing in fixed income securities.
The increase in our short-term investments was the result of an increase in fixed deferred annuity account values and mortgage loan commitments pending at year-end. We also held in cash the proceeds of sales of common stock during the fourth quarter.
Fair Value Disclosures
The fair value of individual invested assets is determined by the use of third party pricing services, independent broker quotes and internal valuation methodologies. See Note 5 to the Consolidated Financial Statements for further discussion of the calculation of fair value for our investments. Below is a summary of the valuation techniques we utilize to measure fair value of the major investment types. There have been no material changes to our fair value methodologies during the year ending December 31, 2009.
As of December 31, 2009, 100% of our common stock investments are considered Level 1 securities with fair values determinable from observable market prices.

We obtained publicly available prices from third party pricing services for our bonds investments. The typical inputs from pricing services include, but are not limited to, reported trades, bids, offers, issuer spreads, cash flow and performance data. These inputs are usually market observable; however, when trading volumes are low or non-existent, the pricing services may adjust these values. The adjustments made to the quoted prices are based on recently reported trades for comparable securities. We perform a periodic analysis of the prices received from the third parties to verify that the price represents a reasonable estimate of fair value. When prices are obtained from third party services, they are classified as Level 2.
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
Other-Than-Temporary Impairments
Debt securities accounted for under ASC 320-10 (formerly, “EITF” No. 99-20), “Investments Debt and Equity” may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Other debt securities may experience other-than-temporary impairment in the future based on the probability that the issuer may not be able to make all contractual payments when due. Equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period.
In order to identify and evaluate investments, which may be other-than-temporarily impaired, we have various quarterly processes in place. For our securities investments, we review the entire portfolio of investments which have unrealized losses. We use various techniques to determine which securities need further review to determine if the impairment is other-than-temporary. The criteria include the amount by which our amortized cost exceeds the market value, the length of time the market value has been below our cost, any public information about the issuer that would indicate the security could be impaired and our intent and ability to hold the security until its value recovers. Furthermore, we review current ratings, rating downgrades and exposure to continued deterioration in the financial and credit markets.

In the first quarter of 2009, we recorded $68.1 million in other-than-temporary impairments. With the change in the rules from new accounting guidance, we recorded $6.0 million in the second quarter, $4.2 million in the third quarter and $20.6 million for the three months ended December 31, 2009, making a total of $98.9 million for year ended December 31, 2009. No other-than-temporary impairment was recorded in 2009 as a result of the change in our intent and ability to hold to recovery. The following summarizes our other-than-temporary impairments by investment type (in thousands):

	Years Ended December 31,
	2009	2008	2007

Corporate bonds	$(10,046)	$(165,802)	$(1,089)
Equities:
Financial services	(22,295)	(125,518)	—
Other	(46,762)	(74,231)	(6,077)
Mortgage loans	(1,647)	(740)	—
Real estate	(10,550)	(745)	—
Other invested assets	(7,643)	—	—

Total other-than-temporary impairment charges	$(98,943)	$(367,036)	$(7,166)

Of the bond and equity impairments, a total of $30.0 million relates to the financial services industry. For the year ended December 31, 2009, we have received the principal and interest in accordance with the contractual terms with the exception of one bond, which represents 6.5% of our total bond impairments and less than 0.77% of our total other-than-temporary impairments.
The real estate impairment for 2009 was primarily taken against five foreclosed properties. The impairments recognized both changes in the real estate market in general and issues specific to those properties impaired.
New accounting regulations should result in significantly fewer bond impairments, however, stock impairments will continue to be impacted by the volatility in the stock markets. We will continue to analyze our investments and record any necessary impairment. A material (±10%) change in the fair value of securities might require additional impairments. These further impairments would have little or no effect on our liquidity. We do not rely on the sale of securities to meet our cash flow needs.
Bonds
During the second quarter of 2009, we adopted new accounting guidance, which significantly modified the rules regarding other-than-temporary impairments on bonds (see Note 2 to the Consolidated Financial Statements for further information on our adoption of new accounting guidance).
All bonds below cost were subjected to impairment review, additionally bonds were subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 35% or more below our cost at the reporting date and had been below cost by some amount continuously for nine months, c) the issue had been downgraded by a national rating agency, or d) the issuer had widely publicized financial problems. Once a bond was determined as needing further review, it was subjected to a three-part test:
1.	We determined if we intend to hold the bond until maturity.
2.	We determined if it is more likely than not that, we will have to sell the bond before maturity.
3.	If it was determined, that we would hold the bond and we would not have to sell it, then we would determine the present value of the future cash flows of the bond.

If the cash flows were determined as equal to or greater than our amortized cost, then it was determined that we did not have an other-than-temporary impairment. If it was determined that we would sell the bond or be required to sell the bond, or if the present value of the cash flows was less than our amortized cost, then we determined that the bond was other-than-temporarily impaired. Once a bond was determined to be other-than-temporarily impaired, we used the present value of expected cash flows versus the market value to determine the amount of the credit loss versus the non-credit loss. The amount of credit loss was recorded as a realized loss in earnings, and the amount of non-credit loss was recorded as an unrealized loss as part of other comprehensive income.
Equity
All equity investments below costs were subjected to impairment review, additionally, equity investments were subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 25% or more below our cost at the reporting date and had been below cost by some amount continuously for six months, or c) the issuer had widely publicized financial problems. Equity investments were evaluated individually to determine the reason for the decline in fair value and whether such decline was other-than-temporary. The individual determination included multiple factors including our ability and intent to hold the security, performance of the security against other securities in its sector historical price/earnings ratios together with forecast earnings, stock re-purchase programs, and other information specific to each issue.
Real Estate, Mortgage Loans, and other Long-Lived Investment Assets
Mortgage Loans
We provide valuation allowances for mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks are reviewed at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status as necessary. The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by management and reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.
Real Estate
We periodically review our properties held-for-investment for impairment and test properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their discounted cash flows are written down to their estimated fair value, with the impairment loss included in net realized investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure of commercial mortgage loans is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Investments to Support Our Insurance Business
Bonds
The following table identifies the bonds by type as of December 31, 2009 and December 31, 2008 (in thousands, except percentages):

	As of December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated Fair	% of Fair
	Cost	Gains	Losses	Value	Value

Corporate bonds	$8,613,275	$403,487	$(139,823)	$8,876,939	74.5%
Mortgage-backed securities	1,094,943	32,991	(54,491)	1,073,443	9.0%
States and political subdivisions	779,425	27,472	(2,188)	804,709	6.8%
Public utilities	978,337	56,393	(3,945)	1,030,785	8.6%
U.S. Treasury and government agencies	98,326	2,591	(593)	100,324	0.8%
Foreign governments	5,498	559	—	6,057	0.1%
Other	27,951	156	(338)	27,769	0.2%

Total Bonds	$11,597,755	$523,649	$(201,378)	$11,920,026	100.0%

	As of December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated Fair	% of Fair
	Cost	Gains	Losses	Value	Value

Corporate bonds	$8,197,057	$71,968	$(943,424)	$7,325,601	73.5%
Mortgage-backed securities	1,205,379	17,974	(82,118)	1,141,235	11.5%
States and political subdivisions	742,175	10,940	(19,922)	733,193	7.4%
Public utilities	587,265	8,440	(35,668)	560,037	5.5%
U.S. Treasury and government agencies	174,037	3,355	(3)	177,389	1.8%
Foreign governments	5,254	1,618	(87)	6,785	0.1%
Other	30,230	2	(4,932)	25,300	0.2%

Total Bonds	$10,941,397	$114,297	$(1,086,154)	$9,969,540	100.0%

The increase in bonds for the year ended December 31, 2009, was the result of purchases, net of maturities, made to support net annuity sales plus the increase in fair value of available-for-sale bonds.

The following tables summarize the portfolio’s contractual maturities, for the periods indicated (in thousands, except percentages):

	As of December 31, 2009
	Amortized		Estimated
	Cost	Percentage	Fair Value	Percentage

Bonds held-to-maturity
Due in one year or less	$147,317	1.9%	$147,303	1.9%
Due after one year through five years	3,445,659	46.2%	3,609,070	46.8%
Due after five years through ten years	3,130,532	42.0%	3,208,615	41.6%
Due after ten years	732,353	9.8%	736,915	9.6%
Without single maturity date	5,850	0.1%	4,573	0.1%

Total bonds held-to-maturity	$7,461,711	100.0%	$7,706,476	100.0%

Bonds available-for-sale
Due in one year or less	$207,074	5.0%	$211,138	5.0%
Due after one year through five years	1,948,476	47.1%	1,990,220	47.2%
Due after five years through ten years	1,426,738	34.5%	1,453,903	34.5%
Due after ten years	543,479	13.2%	549,006	13.1%
Without single maturity date	10,277	0.2%	9,283	0.2%

Total bonds available-for-sale	$4,136,044	100.0%	$4,213,550	100.0%

Total bonds	$11,597,755		$11,920,026

	As of December 31, 2008
	Amortized		Estimated
	Cost	Percentage	Fair Value	Percentage

Bonds held-to-maturity
Due in one year or less	$335,885	5.0%	$334,044	5.4%
Due after one year through five years	2,880,344	43.1%	2,674,238	43.5%
Due after five years through ten years	2,722,138	40.8%	2,436,099	39.6%
Due after ten years	737,619	11.0%	700,052	11.4%
Without single maturity date	5,851	0.1%	4,270	0.1%

Total bonds held-to-maturity	$6,681,837	100.0%	$6,148,703	100.0%

Bonds available-for-sale
Due in one year or less	$154,877	3.6%	$153,727	4.0%
Due after one year through five years	1,359,792	31.9%	1,237,037	32.4%
Due after five years through ten years	2,012,462	47.2%	1,733,270	45.3%
Due after ten years	722,153	17.0%	689,786	18.1%
Without single maturity date	10,276	0.3%	7,017	0.2%

Total bonds available-for-sale	$4,259,560	100.0%	$3,820,837	100.0%

Total bonds	$10,941,397		$9,969,540

The following table identifies the total bonds by credit quality as of December 31, 2009 and 2008 (in thousands, except percentages):

	As of December 31, 2009			As of December 31, 2008
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$1,357,021	$1,387,783	11.6%	$1,671,644	$1,644,482	16.5%
AA	927,081	967,274	8.1%	1,044,896	984,250	9.9%
A	4,080,455	4,251,937	35.7%	4,278,795	3,983,117	40.0%
BBB	4,287,623	4,428,359	37.2%	3,266,507	2,801,027	28.1%
BB	356,272	336,393	2.8%	282,298	222,591	2.2%
Below BB	589,303	548,280	4.6%	397,257	334,073	3.3%

Total	$11,597,755	$11,920,026	100.0%	$10,941,397	$9,969,540	100.0%

Our exposure to below investment grade securities increased during the year ended December 31, 2009 as a result of downgrades including some multiple step downgrades. At 7.4% of our portfolio, the exposure is acceptable to management, particularly since it contains securities purchased below investment grade as part of a high yield portfolio. We have reached our portfolio target allocation for securities rated BBB and plan on maintaining that target allocation. Corporate bonds represent $8.9 billion or 74.5 % of our total bonds at fair value, as of December 31, 2009.
Mortgage Loans
We invest primarily in commercial mortgage loans that are diversified by property type and geography. We do not make residential mortgage loans; therefore, we have no direct exposure to sub-prime or Alt A mortgage loans. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used as a component of fixed income investments that support our insurance liabilities. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Our mortgage loan portfolio was $2.2 billion and $1.9 billion at December 31, 2009 and 2008, respectively. Mortgage loans comprised 13.4% of total invested assets at December 31, 2009. At December 31, 2009, 19.8%, 8.9% and 6.0% of the value of our mortgage loans were located in Texas, California, and New York, respectively.
As shown in the table below, mortgage loans at December 31, 2009 and 2008 had diversity across geographic regions and property types:

	December 31,
	2009	2008

West South Central	22%	22%
South Atlantic	20%	17%
East North Central	20%	22%
Pacific	10%	13%
Middle Atlantic	8%	10%
Mountain	6%	5%
East South Central	6%	4%
New England	4%	5%
West North Central	4%	2%

Total	100%	100%

	December 31,
	2009	2008

Office buildings	31%	30%
Industrial	28%	25%
Shopping centers	19%	21%
Hotels and motels	15%	17%
Other	4%	4%
Commercial	3%	3%

Total	100%	100%

We increased our investment in mortgage loans on real estate by $352.6 million in 2009 as the combination of yield and collateral made them relatively attractive compared to other fixed income alternatives. The combination of new loans, normal amortization of existing loans, payoffs, and prepayments resulted in minor shifts in distribution of our portfolio by both geography and property type. There was no change in our investment guidelines.
As of December 31, 2009 and 2008, our valuation allowance for mortgage loan credit losses was $23.5 million and $19.4 million, respectively. The valuation allowance has two components. The first component, largely responsible for the year-over-year increase, is a portfolio default risk related to current loans. The second component of the allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.
As of December 31, 2009 and 2008, our mortgage loans classified as delinquent, in foreclosure and restructured were immaterial as a percentage of the total mortgage loan portfolio. A total of $24.6 million and $2.8 million mortgage loans were foreclosed upon and transferred to real estate investments during 2009 and 2008, respectively. Also, there were two delinquent mortgage loans at December 31, 2009 and there were five delinquent mortgage loans at December 31, 2008.
The average coupon yield on the principal funded for mortgage loans was 7.5% in 2009 and 6.6% in 2008.

Investments Other Than Those Used to Support Our Insurance Business
Equity Securities
As of December 31, 2009, we invested $970.5 million, or 5.8% of our invested assets, in a well-diversified equity investment portfolio. Of these equity securities, 96.3% are invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.7% of the equity portfolio is invested in publicly traded preferred stock. As of December 31, 2008, we had $902.4 million, or 6.2% of our invested assets, in our equity investment portfolio. Of these equity securities, 94.6% were invested in publicly traded common stock, and the remaining 5.4% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during the year ended December 31, 2009 is primarily the result of improved market conditions.
We carry our equity portfolio at market value based on quoted market prices obtained from independent pricing services. The cost and estimated market value of the equity portfolio as of December 31, 2009, and December 31, 2008 are (in thousands):

	December 31, 2009
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$683,794	$259,256	$(8,296)	$934,754
Preferred stock	35,359	5,269	(4,911)	35,717

Total	$719,153	$264,525	$(13,207)	$970,471

	December 31, 2008
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$820,908	$115,692	$(83,070)	$853,530
Preferred stock	60,718	3,609	(15,505)	48,822

Total	$881,626	$119,301	$(98,575)	$902,352

We maintain a well-diversified equity portfolio. Our equity portfolio is summarized below by market sector distribution:

	December 31,
	2009	2008

Consumer goods	19%	20%
Financials	17%	16%
Information technology	16%	13%
Energy and utilities	13%	13%
Health care	12%	13%
Industrials	9%	8%
Mutual funds	7%	10%
Communication	4%	5%
Materials	3%	2%

Total	100%	100%

The relative changes in sector weighting between the years ended December 31, 2009 and December 31. 2008 are the result of normal purchase and sale activity in concert with market movement. There has been no change in investment philosophy or diversification goals. Refer to the Other-Than-Temporary Impairments discussion above.

Investment in Real Estate
We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate is owned directly by our insurance companies, through non-insurance affiliates, or through joint ventures. The carrying value of real estate is stated at cost, less allowance for depreciation and valuation impairments. Depreciation is provided over the estimated useful lives of the properties. We have recorded valuation impairments on investments in real estate in the year ended December 31, 2009 (see the Other-Than-Temporary Impairments section above). Several real estate investment properties were completed and placed into service in 2009. The partial-year operations of those properties negatively affected the portfolio yield. We expect some of those properties to be affected by the national real estate market, primarily by the length of time necessary to achieve pro-forma objectives.
The following tables present the distribution across geographic regions and property types for real estate as of the periods indicated:

	December 31,
	2009	2008

West South Central	58%	64%
South Atlantic	13%	16%
Middle Atlantic	10%	0%
East North Central	8%	6%
East South Central	7%	10%
Pacific	2%	2%
West North Central	1%	1%
Mountain	1%	1%

Total	100%	100%

	December 31,
	2009	2008

Industrial	37%	45%
Shopping centers	19%	23%
Other	16%	11%
Office buildings	15%	18%
Commercial	11%	1%
Hotels and motels	2%	2%

Total	100%	100%

Policy Loans
Certain life insurance products we offer permit policyholders to borrow funds from us using their policy as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of December 31, 2009, we had $364.4 million in policy loans with a loan to surrender value of 58.1%. Interest rates on policy loans primarily range from 4.5 % to 8.0% per annum. As of December 31, 2009 the average policy loan interest rate was 7.11%
Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s death benefits.
Short-Term Investments
Short-term investments are composed primarily of Commercial Paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on our liquidity needs, including investment-funding commitments.
In the ordinary course of operations, we had commitments outstanding at December 31, 2009, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $240.4 million, of which $218.6 million is expected to be funded during 2010. The remaining balance of $21.8 million will be funded in 2011 and beyond. As of December 31, 2009, all of the mortgage loan commitments have interest rates that are fixed.

Net Investment Income and Realized Gains/(Losses):
Net investment income and realized investments gains/(losses), before federal income taxes, for the years ended December 31, 2009, 2008 and 2007 are summarized as follows (in thousands):

	Net Investment Income			Gains (Losses) on Investments
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007

Bonds	$627,236	$623,356	$620,035	$(20,000)	$(157,272)	$366
Preferred stocks	3,419	5,687	4,561	(1,590)	(49,172)	—
Common stocks	23,324	28,977	27,002	(32,265)	(164,407)	23,913
Mortgage loans	141,124	118,067	103,627	(1,647)	—	—
Real estate	122,603	114,198	126,926	(9,027)	1,005	18,563
Other invested assets	46,545	12,123	40,994	(7,374)	(5,977)	(40)

	964,251	902,408	923,145	(71,903)	(375,823)	42,802

Investment expense	(124,146)	(106,231)	(110,176)	—	—	—
Increase in valuation allowances	—	—	—	(3,794)	(3,886)	(1,775)

Total	$840,105	$796,177	$812,969	$(75,697)	$(379,709)	$41,027

Net investment income from those assets used to support our insurance products (bonds and mortgage loans) increased consistently over the period as assets increased as a result of net annuity sales each year. Net investment income in other asset classes (equities and real estate) fluctuated in response to investment decisions based on market movement. Real estate property sales due to favorable market conditions in 2007 led to decreased real estate investment income in 2008. In 2008 and 2009, the proceeds of those sales were reinvested, coming into service during 2009.
The dramatic swing in income from other invested assets over the period is normal during times of high stock market volatility. The derivative contracts (indexed options) used to back our equity-linked products are carried in this category, representing the majority of the assets in the category. These options are designed to mirror corresponding changes in our liability to policyholders. Refer to the Results of Operations — Annuity section for further discussion.
Mortgage loan interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 90 days past due and/or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received. We had $1.4 million and had $740,000 of realized losses related to valuation allowances on mortgage loans for the year ended December 31, 2009 and 2008, respectively.
Realized gains and losses and real estate investment income from sales in subsidiaries may fluctuate because they are the result of decisions to sell invested assets that depend on considerations of investment values, market opportunities and tax consequences.

All of the realized gains and losses are allocated to the Corporate and Other segment. The risk of realized losses from fixed income securities used to support our products is charged to the insurance segments through a monthly default charge with the income from the charge allocated to the Corporate and Other segment to compensate it for any potential realized losses that would be recorded. The default charge rate is set as a percentage of the asset base that supports each of the insurance segments, with the rate set depending on the risk level of the asset involved.
Unrealized Gains and Losses:
The net change in unrealized gains/(losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, equaled a gain of $383.1 million in 2009, and a loss of $331.8 million and a gain of $0.3 million in 2008 and 2007, respectively.
See Part II — Item 8 — Financial Statements and Supplementary Data — Note 3 — Investments of this report for further discussion of the changes in unrealized gains and losses.

ITEM 7A. QUANTIVATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We hold a diversified portfolio of investments that includes cash, bonds, preferred stocks, common stocks, mortgage loans, policy loans, and real estate. Our investments are subject to various market risks including interest rate risk, credit risk and risk of changes in equity prices. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, or to changes in market perceptions of credit worthiness and/or risk tolerance.
Our management and culture is generally risk averse and emphasizes risk management throughout all our operations. The active management of market risk is integral to our results of operations. A key component of our risk management program is our ALM (asset/liability management) Committee. The ALM committee, under the direction of the Chief Corporate Risk Management Officer, monitors the level of risk to which we are exposed in managing our assets and liabilities in order to attain the desired risk-return profile. A significant aspect of this risk management involves our managing the link between the characteristics of our investments and the anticipated policy obligations and liabilities; a process commonly referred to as asset/liability management. Among other things, this includes maintaining adequate reserves, monitoring claims experience, managing interest rate spreads and protecting against disintermediation risk for life insurance and annuity products. As part of our risk management procedures, we also manage exposure concentrations, deductibles and reinsurance for property and casualty products.
As a part of the ALM process, we establish target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these asset/liability management strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our asset/liability management goals and objectives.
In addition to our ALM Committee, in recent years, we have expanded enterprise risk management to help identify, prioritize and manage various risks including market risk. Under the leadership of our Chief Corporate Risk Management Officer and with the support of our Board of Directors, we have developed an approach and focused our efforts on the principles of enterprise risk management, including:
•	Designing an approach to identify potential risks and events that may affect the entity;
•	Managing risks within our risk profile; and
•	Providing reasonable assurance regarding the achievement of our strategic objectives.
We expect these ongoing enterprise risk management efforts will expand the management tools used to ensure the efficient allocation of capital and will enhance the measurement of possible diversification benefits across business segments and risk classes.
Interest Rate Risk
The primary market risk to the investment portfolio is the interest rate risk associated with investments in fixed income securities. Interest rate risk is the risk that the value of our interest-sensitive assets or liabilities will change with changes in market interest rates. Fixed income securities represent a significant portion (70.1% as of December 31, 2009) of our investment portfolio. Our exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. Our exposure to cash flow changes are discussed fully in the Liquidity and Capital Resources section of the MD&A. The fair market value of these fixed income securities are inversely related to changes in market interest rates. As interest rates, fall, the coupon and dividend streams of existing fixed rate investments become more valuable as market values rise and vice versa. We utilize our ALM Committee as the primary tool to monitor interest rate risk. The carrying value of our investment portfolio as of December 31, 2009 and 2008 was $16.6 billion and $14.5 billion, respectively; of which 44.9% at year-end 2009 was invested in held-to-maturity bonds, 25.4% was invested in available for-sale bonds, and the remaining amounts primarily were invested in equity securities, mortgage loans, policy loans, real estate and short term investments. Detailed information regarding the carrying values of our investment portfolio can be found in the Investments section of the MD&A.

The interest rate exposure for our investments in mortgage loans is relatively insignificant compared to other risk exposures. These loans are expected to be repaid from the cash flows or proceeds from the sale of real estate. As of December 31, 2009 these mortgage loans have fixed rates from 5.0% to 12.0%. Most of the mortgage loan contracts require periodic payments of both principal, interest, and have amortization periods of three years to thirty years.
Market interest rate fluctuation has a direct impact on the value of our fixed income securities. At December 31, 2009, we had a recorded net unrealized investment gain of $77.5 million on our available-for-sale bond portfolio, compared to a net unrealized loss of $438.8 million at December 31, 2008. These changes were primarily the result of significant improvement in the credit markets during 2009. Information regarding our unrealized gains or losses can be found in the Part II — Item 8 — Financial Statements and Supplementary Data — Note 3 — Investments of this report.
Interest Rate sensitivity analysis: The table below shows the sensitivity of our fixed maturity investments to increases and decreases in interest rates and the pre-tax change in market value resulting from such changes.

	Increase/(Decrease) in Market Value Given an Interest rate
	Increase/(Decrease) of X Basis Points
	(100)	(50)	50	100

As of December 31, 2009
Investment portfolio	$489,843	$245,091	$(245,773)	$(489,148)

As of December 31, 2008
Investment portfolio	$391,701	$198,650	$(203,759)	$(406,628)
Actual results could differ materially from the amounts noted above due to the assumptions and estimates used in calculating the analysis above. Our interest rate sensitivity analysis was calculated assuming instantaneous, one time parallel shifts in the corresponding year-end Treasury yield curves of +/-100bps, and +/-50bps. All other variables were assumed to remain constant. Therefore, these calculations may not fully reflect any prepayment to the portfolio, changes in corporate spreads or non-parallel changes in interest rates.
In addition to our fixed income securities being subject to interest-rate risk, we also have liabilities that are sensitive to interest-rate risk. These liabilities include annuities and interest sensitive insurance contracts, which have the same type of interest rate exposure as our fixed income securities.
We employ a combination of product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements on these liabilities. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. ALM strategies include the use of derivatives to hedge equity-indexed annuity values, the purchase of securities structured to protect against prepayments, prepayment restrictions related fees on mortgage loans, and consistent monitoring of the pricing of our products in order to better match the duration of the assets and liabilities they support.
In addition to interest rate fluctuations impacting our assets and liabilities, we are also exposed to disintermediation risk. Disintermediation risk refers to the risk that interest rates will rise and policy loans and surrenders will increase; or that maturing policies will not renew at anticipated rates of renewal. This risk manifests itself when due to rapid changes in interest rates; policyholders move their assets into new products offering higher rates. We then may have to sell assets earlier than anticipated to pay for these withdrawals. Our life insurance and annuity product designs, underwriting standards and risk management techniques are utilized to protect against disintermediation risk and greater than expected mortality and morbidity risks. We strive to mitigate disintermediation risk through the use of surrender charges, certain provisions prohibiting the surrender of a policy, and market value adjustment features. Investment guidelines, including duration targets, asset allocation tolerances and return objectives, help to ensure that disintermediation risk is managed within the constraints of profitability criteria. Prudent underwriting is applied to select and price insurance risks, and we regularly monitor claims experience relative to our product pricing assumptions. Implementation of disciplined claims management serves to further protect against fraudulent and unjustified claims activity.

Credit Risk
For the year ended December 31, 2009, we are exposed to credit risk. Credit risk is the level of certainty that an issuer will honor its obligation under the terms of a security. Our insurance and annuity products are primarily supported by investments in fixed income securities, which primarily include investment grade bonds and collateralized mortgage obligations. Information regarding the credit quality of our fixed income portfolio can be found in the Bonds discussion in the Investments section of the MD&A.
To manage credit risk, we have an established, formal Investment Plan and Guidelines approved by our Board of Directors. Collectively, these documents provide issuer and geographic concentration limits, investment size limits and other applicable parameters such as loan to value guidelines. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review and approval of our Finance Committee, a committee of two members of the Board of Directors and senior investment professionals.
We are also exposed to credit risk because of our reinsurance program. We manage our underwriting risk exposures by following the industry practice of reinsuring portions of our insurance risks. We purchase reinsurance from several providers and are not dependent on any single reinsurer. While we believe these reinsurance providers are reputable and financially secure carriers, our reinsurance program does result in us being subject to credit risk of default of the reinsurer. Reinsurance does not eliminate our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure.
Equity Risk
Equity risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets or in the levels of specific investments within the investment portfolio. At December 31, 2009, we held approximately $970.5 million of common and preferred stock securities, which had equity risk. Our exposure to the equity markets is managed by sector and mimics the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We continue to mitigate our equity risk by diversification of the overall investment portfolio and through prudent investing activities in the equity markets.
Changes in Accounting Principles
Refer to Item 8, Note 2 to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American National Insurance Company:
We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new FASB guidance.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Insurance Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 11, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American National Insurance Company:
We have audited American National Insurance Company’s (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, American National Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of American National Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 11, 2010

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Twelve Months Ended December 31,
	2009	2008	2007
PREMIUMS AND OTHER REVENUE
Premiums
Life	$284,530	$299,338	$315,893
Annuity	220,284	116,248	222,748
Accident and health	309,701	290,883	283,765
Property and casualty	1,159,509	1,182,026	1,177,217
Other policy revenues	179,504	174,899	155,230
Net investment income	840,105	796,177	812,969
Realized investments gains (losses)	23,246	(12,673)	48,193
Other-than-temporary impairments	(98,943)	(367,036)	(7,166)
Other income	31,843	38,779	47,224

Total revenues	2,949,779	2,518,641	3,056,073

BENEFITS, LOSSES AND EXPENSES
Policy Benefits
Life	297,719	296,078	273,750
Annuity	249,709	142,867	249,878
Accident and health	239,407	223,055	209,840
Property and casualty	923,064	939,854	818,230
Interest credited to policy account balances	370,563	299,833	295,894
Commissions for acquiring and servicing policies	459,943	475,345	456,537
Other operating costs and expenses	485,409	508,800	465,140
Increase in deferred policy acquisition costs	(63,611)	(67,439)	(60,442)

Total benefits, losses and expenses	2,962,203	2,818,393	2,708,827

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	(12,424)	(299,752)	347,246
Provision (benefit) for federal income taxes
Current	(14,224)	(34,642)	80,324
Deferred	(17,583)	(87,388)	25,539

Total provision (benefit) for federal income taxes	(31,807)	(122,030)	105,863

Equity in earnings (losses) of unconsolidated affiliates, net of tax	(4,216)	4,965	3,866

Income (loss) from continuing operations	15,167	(172,757)	245,249
Income (loss) from discontinued operations	—	18,728	(4,958)

Net income (loss)	15,167	(154,029)	240,291

Less: Net income (loss) attributable to noncontrolling interest	(458)	(31)	(482)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$15,625	$(153,998)	$240,773

Amounts attributable to American National Insurance Company common stockholders
Earnings (loss) per share:
Basic	$0.59	$(5.82)	$9.09
Diluted	$0.59	$(5.82)	$9.04

Unrestricted common shares outstanding	26,528,832	26,479,832	26,479,832
Unrestricted common shares outstanding and dilutive potential common shares	26,597,476	26,479,832	26,638,219

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except for share and per share data)

	December 31,
	2009	2008
ASSETS
Investments, other than investments in unconsolidated affiliates
Fixed Securities:
Bonds held-to-maturity	$7,461,711	$6,681,837
Bonds available-for-sale	4,213,550	3,820,837
Equity securities:
Preferred stocks	35,717	48,822
Common stocks	934,754	853,530
Mortgage loans on real estate, net of allowance	2,229,659	1,877,053
Policy loans	364,354	354,398
Investment real estate, net of accumulated depreciation of $209,115 and $191,435	635,110	528,905
Short-term investments	636,823	295,170
Other invested assets	94,442	85,151

Total investments	16,606,120	14,545,703

Cash	161,483	66,096
Investments in unconsolidated affiliates	156,809	154,309
Accrued investment income	191,737	184,801
Reinsurance ceded receivables	371,654	482,846
Prepaid reinsurance premiums	53,545	61,433
Premiums due and other receivables	282,865	325,019
Deferred policy acquisition costs	1,330,981	1,482,664
Property and equipment, net	88,705	92,458
Current federal income taxes	29,474	68,327
Deferred federal income taxes	5,034	195,508
Other assets	152,722	159,254
Separate account assets	718,378	561,021

Total assets	$20,149,507	$18,379,439

LIABILITIES
Policyholder funds
Future policy benefits:
Life	$2,485,886	$2,436,001
Annuity	783,065	664,136
Accident and health	97,407	96,548
Policy account balances	9,567,860	8,295,527
Policy and contract claims	1,293,791	1,401,960
Participating policyholder share	162,794	149,970
Other policyholder funds	919,864	959,134

Total policyholder liabilities	15,310,667	14,003,276

Liability for retirement benefits	180,909	184,124
Notes payable	73,842	111,922
Other liabilities	393,302	376,863
Separate account liabilities	718,378	561,021

Total liabilities	16,677,098	15,237,206

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,820,166 shares	30,832	30,832
Additional paid-in capital	11,986	7,552
Accumulated other comprehensive income (loss)	117,649	(221,148)
Retained earnings	3,398,492	3,414,946
Treasury stock, at cost	(98,505)	(98,326)

Total American National stockholders’ equity	3,460,454	3,133,856
Noncontrolling interest	11,955	8,377

Total stockholders’ equity	3,472,409	3,142,233

Total liabilities and stockholders’ equity	$20,149,507	$18,379,439

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except for per share data)

	Twelve Months Ended December 31,
	2009	2008	2007

Common Stock
Balance at beginning and end of the year	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance at beginning of the year	7,552	6,080	4,160
Issuance of treasury shares as restricted stock	179	(1,139)	(79)
Tax benefit on excess restricted stock	439	—	—
Amortization of restricted stock	3,816	2,611	1,999

Balance as of December 31,	$11,986	$7,552	$6,080

Accumulated Other Comprehensive Income
Balance at beginning of the year	(221,148)	145,972	141,869
Change in unrealized gains on marketable securities, net	383,098	(331,828)	268
Cumulative adjustment for accounting change on
Other-than-temporary impairments on debt securities	(50,411)	—	—
Foreign exchange adjustments	664	(247)	(17)
Minimum pension liability adjustment	5,446	(35,045)	3,852

Balance as of December 31,	$117,649	$(221,148)	$145,972

Retained Earnings
Balance at beginning of the year	3,414,946	3,653,365	3,498,306
Net income (loss) attributable to American National Insurance Company and Subsidiaries	15,625	(153,998)	240,773
Cash dividends to common stockholders ($3.08, $3.08 and $3.05 per share)	(82,490)	(82,651)	(81,531)
ASC 740 implementation	—	—	(4,183)
Effect of ASC 715 change in measurement date	—	(1,770)	—
Cumulative adjustment for accounting change on
Other-than-temporary impairments on debt securities	50,411	—	—

Balance as of December 31,	$3,398,492	$3,414,946	$3,653,365

Treasury
Balance at beginning of the year	(98,326)	(99,465)	(99,544)
Net issuance of restricted stock	(179)	1,139	79

Balance as of December 31,	$(98,505)	$(98,326)	$(99,465)

Noncontrolling Interest
Balance at beginning of the year	8,377	4,539	1,273
Contributions	4,392	4,279	4,284
Distributions	(109)	(427)	(5,575)
Gain (loss) attributable to noncontrolling interest	(705)	(14)	4,557

Balance as of December 31,	$11,955	$8,377	$4,539

Total Equity
Balance as of December 31,	$3,472,409	$3,142,233	$3,741,323

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	2009	2008	2007

Net income (loss) attributable to American National Insurance Company common stockholders	$15,625	$(153,998)	$240,773

Other comprehensive income (loss), net of tax
Change in unrealized gains on marketable securities, net	383,098	(331,828)	268
Foreign exchange adjustments	664	(247)	(17)
Defined benefit plans adjustment	5,446	(35,045)	3,852

Total other comprehensive income (loss)	$389,208	$(367,120)	$4,103

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$404,833	$(521,118)	$244,876

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss) attributable to American National Insurance Company and Subsidiaries	$15,625	$(153,998)	$240,773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on investments	(23,246)	12,673	(46,499)
Other-than-temporary impairments	98,943	367,036	—
Amortization of discounts and premiums on bonds	16,215	16,654	15,619
Net capitalized interest on policy loans and mortgage loans	(27,881)	3,511	—
Depreciation	44,744	26,496	35,327
Interest credited to policy account balances	370,563	299,833	295,894
Charges to policy account balances	(173,360)	(191,238)	(146,555)
Deferred federal income tax (benefit) expense	(17,583)	(87,388)	25,539
Deferral of policy acquisition costs	(477,419)	(491,342)	(465,362)
Amortization of deferred policy acquisition costs	413,808	424,005	405,024
Equity in (earnings) losses of unconsolidated affiliates	6,488	(7,639)	(5,947)
Changes in:
Policyholder funds liabilities	32,629	88,908	72,663
Reinsurance ceded receivables	111,192	(44,780)	30,549
Premiums due and other receivables	42,154	(38,419)	9,552
Accrued investment income	(6,936)	(1,952)	(8,562)
Current federal income tax liability (recoverable)	38,853	(65,182)	—
Liability for retirement benefits	(3,215)	6,018	5,963
Prepaid reinsurance premiums	7,888	5,339	9,298
Other, net	21,928	3,146	(10,363)

Net cash provided by operating activities	491,390	171,681	462,913

INVESTING ACTIVITIES
Proceeds from sales of:
Bonds available-for-sale	82,861	6,353	68,004
Common stocks	182,871	129,270	277,429
Real estate	4,837	4,500	84,744
Mortgage loans	—	2,294	—
Other invested assets	1,806	9,896	104,743
Disposals of property and equipment	1,608	1,380	23,021
Distributions from unconsolidated affiliates	11,310	12,332	17,414
Proceeds from maturities of:
Bonds available-for-sale	273,819	269,566	287,559
Bonds held-to-maturity	561,903	580,515	547,416
Principal payments received on:
Mortgage loans	116,365	144,497	223,956
Policy loans	45,591	9,459	5,472
Purchases of investments:
Bonds available-for-sale	(166,194)	(626,623)	(658,731)
Bonds held-to-maturity	(1,372,246)	(644,151)	(483,722)
Common stocks	(53,758)	(290,979)	(364,352)
Real estate	(127,281)	(78,119)	(46,295)
Mortgage loans	(477,275)	(520,426)	(386,137)
Policy loans	(32,129)	(20,447)	(10,237)
Other invested assets	(31,572)	(21,795)	(50,115)
Additions to property and equipment	(13,178)	(25,024)	(18,076)
Contributions to unconsolidated affiliates	(20,042)	(38,514)	(64,592)
Net decrease (increase) in short-term investments	(341,653)	403,092	19,881
Other, net	(256)	2,483	(14,052)

Net cash used in investing activities	(1,352,613)	(690,441)	(436,670)

FINANCING ACTIVITIES
Policyholders’ deposits to policy account balances	2,268,201	1,996,836	1,220,022
Policyholders’ withdrawals from policy account balances	(1,191,021)	(1,446,521)	(1,250,266)
Increase (decrease) in notes payable	(38,080)	(16,877)	4,724
Dividends to stockholders	(82,490)	(82,651)	(81,531)

Net cash provided by (used in) financing activities	956,610	450,787	(107,051)

NET INCREASE (DECREASE) IN CASH	95,387	(67,973)	(80,808)
Cash:
Beginning of the year	66,096	134,069	214,877

End of year	$161,483	$66,096	$134,069

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
These consolidated financial statements (“financial statements”) have been prepared in conformity with (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) regarding financial reporting. In addition to GAAP accounting literature, specific SEC regulation is also applied to the financial statements issued by insurance companies.
BASIS FOR CONSOLIDATION
The accompanying consolidated financial statements are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.
We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through the consideration of the following factors:
(i)	the form of our ownership interest and legal structure;

(ii)	our representation on the entity’s governing body;

(iii)	the size of our investment (including loans);

(iv)	estimates of future cash flows;

(v)	our ability to participate in policy making decisions, including but not limited to, the acquisition or disposition of investment properties and the incurrence or refinancing of debt;

(vi)	the rights of other investors to participate in the decision making process; and

(vii)	the ability for other partners or owners to replace us as manager and/or liquidate the venture, if applicable.
Investments in unconsolidated affiliates are shown at cost plus equity in undistributed earnings since the dates of acquisition.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported financial statement balances. Actual results could differ from those estimates. The following estimates have been identified as critical in that they involve a high degree of judgment and are subject to a significant degree of variability:
•	Other-than-temporary impairment (“OTTI”);

•	Deferred acquisition costs;

•	Reserves;

•	Reinsurance recoverable;

•	Pension and postretirement benefit plans;

•	Litigation contingencies; and

•	Federal income taxes.
Accounting estimates inherently require the use of judgments relating to a variety of assumptions; in particular, expectations of current and future mortality, morbidity, persistency, losses and loss adjustment expenses, recoverability of receivables, investment returns and interest rates. In developing these estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes that the amounts provided are appropriate, based upon the facts available upon compilation of the financial statements. Due to the inherent uncertainty when using assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be different from those reported in the financial statements.
INVESTMENTS
Debt securities
Bonds that are classified as held-to-maturity are carried at amortized cost. The carrying value of these debt securities is expected to be realized, due to American National’s ability and intent to hold these securities until maturity or market recovery. Bonds classified as available-for-sale are carried at fair value.
Preferred stocks
All preferred stocks are classified as available-for-sale and are carried at fair value.
Common stocks
All common stocks are classified as available-for-sale and are carried at fair value.
Unrealized gains and losses
For all investments carried at fair value (excluding derivative instruments), the unrealized gains or losses (differences between amortized cost and fair value), net of applicable federal income taxes, are reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss).
Mortgage loans
Mortgage loans on real estate are recorded at carrying value, which is comprised of the original cost, net of repayments, amortization of premiums, accretion of discounts, unamortized deferred revenue and valuation allowances. The mortgage loan portfolio is closely monitored through the review of payment history, loan and property information, such as debt service coverage, annual operating statements and property inspection reports. This information is evaluated in light of current economic conditions and other factors, such as geographic location and property type. As a result of this review, impaired loans are identified and valuation allowances are established. The change in valuation allowances is reported in current period income as a realized loss. Impaired loans are those which, based on current information and events, it is probable that American National will be unable to collect all amounts due, according to the contractual terms of the loan agreement.
Real estate acquired through foreclosure proceedings is recorded at the lesser of loan basis or fair value at the foreclosure date.

Policy loans
Policy loans are carried at cost, which approximates fair value.
Investment real estate
Investment real estate is carried at cost, less allowance for depreciation. Real estate classified as held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs at the time classified as held-for-sale. Real estate is not depreciated while it is classified as held-for-sale.
Depreciation is provided over the estimated useful lives of the properties (15 to 50 years) using straight-line and accelerated methods allowable under GAAP. American National’s real estate portfolio is closely monitored through the review of operating information and periodic inspections. This information is evaluated in light of current economic conditions and other factors, such as geographic location and property type. As a result of this review, if there is any indication of an adverse change in the economic condition of a property, a complete cash flow analysis is performed to determine whether or not the property is impaired. If a possible impairment is indicated, the fair value of the property is estimated using a variety of techniques, including cash flow analysis, appraisals and comparison to the values of similar properties. If the book value is greater than the estimated fair value, an impairment is recorded.
Real estate acquired through foreclosure proceedings is recorded at fair value at the settlement date.
Short-term investments
Short-term investments, comprised of commercial paper, are carried at amortized cost, which approximates fair value.
Other invested assets
Other invested assets, comprised primarily of derivative contracts (equity-indexed options), construction loans, CAPCO investments and mineral rights, are carried at cost, less allowance for valuation, where applicable. Impairments for other invested assets are considered on an individual basis.
Impairments
An OTTI has occurred for a debt security in an unrealized loss position when American National either (a) has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of its amortized costs basis. If either criterion is met, an OTTI is recognized in earnings in the amount of the amortized cost basis of the debt security in excess of its fair value, as of the impairment measurement date.
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
All equity securities, real estate and other invested assets are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds fair value, the duration of the market decline, and the financial health of and specific prospects for the issuer, borrower, or tenants. Losses that are determined to be other than temporary are recognized in current period income as a realized loss.
Derivative instruments and hedging activities
American National purchases derivative instruments as hedges of a recognized asset or liability, which are recorded on the consolidated statements of financial position at fair value. The change in fair value of derivative assets is reported as net investment income. The change in fair value of embedded derivative liabilities is reported through policy benefits-annuity. Derivative instruments held at December 31, 2009 and 2008 had an immaterial impact on the consolidated statements of operations and consolidated statements of cash flows.
American National does not apply hedge accounting treatment to its hedging activities.
Investments in unconsolidated affiliates
These assets are primarily investments in real estate and equity fund joint ventures, and are accounted for under the equity method of accounting.
CASH
American National considers cash on-hand and in banks plus amounts invested in money market funds as cash for purposes of the consolidated statements of financial position and consolidated statements of cash flows.
PROPERTY AND EQUIPMENT
These assets consist of buildings occupied by the Company, electronic data processing equipment, and furniture and equipment. These assets are carried at cost, less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods that are allowed under GAAP over the estimated useful lives of the assets (3 to 50 years).
FOREIGN CURRENCIES
Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the statement of financial position date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other accumulated comprehensive income (loss).
INSURANCE SPECIFIC ASSETS AND LIABILITIES
Deferred policy acquisition costs
Certain costs of acquiring new insurance business have been deferred. For life, annuity and accident and health business, such costs consist of inspection report and medical examination fees, commissions, related fringe benefit costs and the present value of future profits resulting from the acquisition of life insurance portfolios. The amount of commissions deferred includes first-year commissions and certain subsequent year commissions that are in excess of ultimate level commission rates.

The deferred policy acquisition costs on traditional life and health products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The amount of deferred policy acquisition costs is reduced by a provision for possible inflation of maintenance and settlement expenses in the determination of such amounts by means of grading interest rates.
Costs deferred on universal life, limited pay and investment type contracts are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect on the deferred policy acquisition costs that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income (loss) in the consolidated statement of changes in stockholders’ equity as of the statement of financial position date. It is possible that a change in interest rates could have a significant impact on the deferred policy acquisition costs calculated for these contracts.
Deferred policy acquisition costs associated with property and casualty insurance business consist principally of commissions, underwriting and issue costs. These costs are amortized over the coverage period of the related policies, in relation to premium revenue recognized.
Future policy benefits
For traditional products, liabilities for future policy benefits have been provided on a net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time that the policies were issued. Estimates used are based on the Company’s experience, as adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. When it is determined, that future expected experience differs significantly from existing assumptions; the estimates are revised for current and future issues.
Future policy benefits for universal life and investment-type contracts reflect the current account value before applicable surrender charges.
Reserves for losses and loss expenses
American National establishes property and casualty reserves to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and reserves for incurred but not reported (“IBNR”) claims. Case reserves include the liability for claims that were reported to American National, but not yet paid. IBNR reserves include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future as well as claims which have been incurred but not yet reported to American National. These reserves also include an estimate of the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.
PREMIUM REVENUE AND POLICY BENEFITS
Traditional ordinary life and health
Life and accident and health premiums are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the life of the policy contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

Annuities
Revenues from annuity contracts represent amounts assessed against contract holders. Such assessments are principally surrender charges and, in the case of variable annuities, administrative fees. Policy account balances for annuities represent the deposits received plus accumulated interest less applicable accumulated administrative fees.
Universal life and single premium whole life
Revenues from universal life policies and single premium whole life policies represent amounts assessed against policyholders. Included in such assessments are mortality charges, surrender charges actually paid and earned policy service fees. Policyholder account balances consist of the premiums received and credited interest, less accumulated policyholder assessments. Amounts included in expense represent benefits in excess of account balances returned to policyholders.
Property and casualty
Property and casualty premiums are recognized as revenue proportionately over the contract period. Policy benefits consist of actual claims and the change in reserves for losses and loss adjustment expenses.
PARTICIPATING INSURANCE POLICIES
A portion of the life insurance portfolio is written on a participating basis. Participating business comprised approximately 9.0% of the life insurance in force at December 31, 2009 and 13.2% of life premiums in 2009. Of the total participating business, 74.6% was written by Farm Family Life Insurance Company (Farm Family Life). For the participating business excluding Farm Family Life, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.
For the Farm Family Life participating business, profits earned on participating business are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in force. Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses), net of tax.
FEDERAL INCOME TAXES
American National and its eligible subsidiaries will file a consolidated life/non-life federal income tax return for 2009. Certain subsidiaries that are consolidated for financial reporting are not eligible to be included in the consolidated federal income tax return. Separate provisions for income taxes have been determined for these entities.
Deferred federal income tax assets and liabilities have been recognized to reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
American National recognizes tax benefits on uncertain tax positions only if it is “more likely than not” that the tax position will be sustained by taxing authorities, based on the technical merits of the position. Tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Tax benefits not meeting the “more likely than not” threshold, if applicable, are included with “Other liabilities” in the consolidated statements of financial position.

Interest expense and penalties, if applicable, are classified as “Other operating costs and expenses” in the consolidated statements of operations.
STOCK-BASED COMPENSATION
American National uses the fair value method in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, to account for stock-based compensation.
SEPARATE ACCOUNT ASSETS AND LIABILITIES
Separate account assets and liabilities represent funds maintained to meet the investment objectives of contract holders who bear the investment risk. Investment income and investment gains and losses from these separate funds accrue directly to the contract holders of the policies supported by the separate accounts. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated financial statements.
ADOPTION OF NEW ACCOUNTING STANDARDS
On January 1, 2009, American National adopted accounting guidance contained within ASC 810, “Consolidation-Noncontrolling Interests” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”), (“ASC 810”). This guidance within ASC 810 was issued by the Financial Accounting Standards Board (“FASB”) in December 2007. This guidance required changes to the reporting of noncontrolling interests in financial statements. It was effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on American National’s financial statements.
On January 1, 2009, American National adopted accounting guidance contained within ASC 805, “Business Combinations” (formerly FAS No. 141(R), “Business Combinations”), and (“ASC 805”). This guidance within ASC 805 was issued by the FASB in December 2007. This guidance addressed the accounting for business acquisitions, was effective for fiscal years beginning on or after December 15, 2008, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new guidance required that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquire operations be expensed as incurred. This new guidance also addressed the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, required the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The adoption of ASC 805 did not have a material effect on American National’s consolidated financial statements.
On January 1, 2009, American National adopted accounting guidance contained within ASC 815, “Derivatives and Hedging” (formerly FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133”), (“ASC 815”). This guidance within ASC 815 was issued by the FASB in March 2008. This guidance which amended and expanded disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are to be accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815 encourages, but does not require, comparative disclosures. The adoption of ASC 815 resulted in expanded disclosures related to derivative instruments and hedging activities. See related disclosures in Note 4 of the Notes to the Consolidated Financial Statements.
On January 1, 2009, American National adopted accounting guidance contained within ASC 350, “Intangibles” (formerly FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”), (“ASC 350”). This guidance within ASC 350 was issued by the FASB in April 2008. This guidance amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change was intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350, the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. ASC 350 was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. American National has applied ASC 350 prospectively to intangible assets acquired as of, and subsequent to, January 1, 2009. The adoption of ASC 350 did not have a material effect on American National’s consolidated financial statements.

1010

On January 1, 2009, American National adopted accounting guidance contained within ASC 323, “Investments – Equity Method and Joint Ventures” (formerly Emerging Issues Task Force (“EITF”) No. 08-6, “Equity Method Investment Accounting Considerations”), (“ASC 323”). This guidance within ASC 323 was issued by the FASB in November 2008. This guidance addressed the effects of the issuances of guidance contained within ASC 805 and ASC 810 on the application of the equity method of accounting for investments in common stock. ASC 323 required that: (a) an entity determine the initial carrying value of an equity method investment by applying the cost accumulation model; (b) an entity shall use the OTTI model within ASC 323; however, investors should adjust any impairments’ recorded by an investee for existing differences between the investor’s basis and the underlying investees’ basis in such impaired assets; (c) share issuances by an investee should be accounted for as if the equity method investor had sold a proportionate share of its investment; and (d) when an investment is no longer within the scope of equity method accounting and instead is within the scope of cost method accounting or ASC 320, “Investments – Debt and Equity Securities”, the investor should prospectively apply the provisions of ASC 320 or ASC 323 and use the current carrying amount of the investment as its initial cost. This guidance was effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of ASC 323 did not have a material effect on American National’s consolidated financial statements.
On January 1, 2009, American National adopted accounting guidance contained within ASC 715, “Compensation – Retirement Benefits” (formerly FSP FAS No.132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), (“ASC 715”). This guidance within ASC 715 was issued by the FASB in December 2008. This guidance enhanced the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. It required an employer to disclose information about the valuation of plan assets similar to that required under ASC 820, “Fair Value Measurements and Disclosures”. ASC 715 was effective for fiscal years ending after December 15, 2009. American National has provided the required disclosure in accordance with the effective date. See related disclosures in Note 5 of the Notes to the Consolidated Financial Statements.
On April 1, 2009, American National adopted accounting guidance contained within ASC 825, “Financial Instruments” (formerly FSP FAS No.107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), and (“ASC 825”). ASC 825 was issued by the FASB in April 2009. This guidance required disclosures about fair value of financial instruments. ASC 825 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material effect on American National’s consolidated financial statements.
On April 1, 2009, American National adopted accounting guidance contained within ASC 855, “Subsequent Events” (formerly FAS No. 165, “Subsequent Events”), (“ASC 855”). This guidance within ASC 855 was issued by the FASB in May 2009. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It required that an entity evaluate its subsequent events up through the date of issuance of its financial statements. ASC 855 was effective for interim and annual periods ending after June 15, 2009. Accordingly, American National adopted ASC 855 prospectively. The adoption of this guidance did not have a material effect on American National’s consolidated financial statements. (Refer below to ASU No. 2010-09 for related amendment of ASC 855).
On April 1, 2009, American National adopted accounting guidance contained within ASC 320, “Investments – Debt and Equity Securities” (formerly FSP FAS No.115-2/124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), (“ASC 320”). This guidance required entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (the “non-credit loss”) is recorded in other comprehensive income (loss). ASC 320 was effective for interim and annual periods ending after June 15, 2009. As of the beginning of the interim period of adoption, ASC 320 required a cumulative-effect adjustment to reclassify the non-credit component of previously recognized OTTI losses from retained earnings to other comprehensive loss. Upon adoption of ASC 320, a cumulative-effect adjustment of $50,411,000, net of taxes, was recorded as an adjustment to retained earnings with a corresponding adjustment to accumulated other comprehensive income.

On April 1, 2009, American National adopted accounting guidance contained within ASC 820, “Fair Value Measurements and Disclosures” (formerly FSP FAS No.157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”), (“ASC 820”). Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), and then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that, the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. ASC 820 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material effect on American National’s consolidated financial statements.
On September 30, 2009, American National adopted accounting guidance contained within ASC 105, “GAAP” (formerly FAS No.168, “The FASB ASC and the Hierarchy of GAAP — a replacement of FASB Statement No. 162”), (“ASC 105”). This guidance within ASC 105 established the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this guidance did not have an impact on American National’s consolidated financial statements, other than changes in references from former accounting standards to ASC references.
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, (“ASU 2009-12”) which amended ASC 820. ASU 2009-12 provided additional guidance on using the net asset value per share, as provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value as well as enhanced the disclosures concerning these investments. Examples of alternate investments, within the scope of ASU 2009-12, included investments in hedge funds and private equity, real estate, and venture capital partnerships. ASU 2009-12 was effective for interim and annual periods ending after December 15, 2009. Accordingly, American National adopted ASU 2009-12 on December 31, 2009. The adoption of ASU 2009-12 did not have a material effect on American National’s consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, (“ASU 2009-05”) which amends ASC 820. ASU 2009-05 provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarified that when estimating the fair value of a liability, a reporting entity is not required to adjust for the inclusion of inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 was effective for interim and annual periods beginning after September 30, 2009. Accordingly, American National adopted ASU 2009- 05 on October 1, 2009. The adoption of ASU 2009-05 did not have a material effect on American National’s consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification”, (“ASU 2010-02”) which amends ASC 810 – Consolidations (“ASC 810”). ASU 2010-02 changed ASC 810 by excluding some dispositions of not-for-profit activities and assets sales such as in-substance real estate from its scope. This guidance also required expanded disclosures about changes in ownership of subsidiaries. ASU 2010-02 was effective for annual and interim periods that commenced at the beginning of the first reporting period ending after December 15, 2009. Accordingly, this guidance was adopted on January 1, 2010 and did not have a material effect on American National’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”, (“ASU 2010-09”) which amends ASC 855 – Subsequent Events (“ASC 855”). ASU 2010-09 amended ASC 855 by removing the requirement for an entity that files or furnishes financial statements with the SEC to disclose a date through which subsequent events have been evaluated in both originally issued and restated financial statements. This ASU removed potential conflicts with the SEC’s guidance. ASU 2010-09 was effective upon its issuance. Accordingly, this guidance was adopted on February 28, 2010 and did not have a material effect on American National’s consolidated financial statements.
FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS
In June 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (formerly FAS No. 167, “Amendments to FASB Interpretation No. 46R”), (“ASU 2009-17”) which amended ASC 810. ASU 2009-17 pertains to the consolidation of variable interest entities and requires an analysis to be performed to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. Accordingly, American National will adopt this guidance effective January 1, 2010 and is currently evaluating the impact of its adoption on its consolidated financial statements.
In June 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (formerly FAS No. 166, “Accounting for Transfers of Financial Assets”), and (“ASU 2009-16”) which amends ASC 860. ASU 2009-16 requires enhanced disclosure about transfers of financial assets when companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. Accordingly, American National will adopt this guidance effective January 1, 2010 and is currently evaluating the impact of its adoption on its consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, (“ASU 2010-06”) which amends ASC 820. ASU 2010-06 was issued to improve and expand fair value disclosures. Newly required disclosures are as follows: 1) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820; 2) provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method; and 3) provide fair value disclosures for each class of assets and liabilities. This guidance is effective for interim and annual reporting periods that begin after December 15, 2010. Accordingly, American National will adopt this guidance on January 1, 2010 and is currently evaluating the impact of its adoption on its consolidated financial statements.

3. INVESTMENTS
The amortized cost and estimated fair values of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2009	Amortized Cost	Gains	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,222	$183	$(58)	$21,347
States of the U.S. and political subdivisions of the states	240,403	8,619	(1,144)	247,878
Foreign governments	28,997	3,606	—	32,603
Corporate debt securities	6,390,377	327,535	(73,856)	6,644,056
Residential mortgage backed securities	693,178	24,650	(21,856)	695,972
Commercial mortgage backed securities	33,128	—	(23,941)	9,187
Collateralized debt securities	9,627	85	(1,036)	8,676
Other debt securities	44,779	2,009	(31)	46,757

Total bonds held-to-maturity	$7,461,711	$366,687	$(121,922)	$7,706,476

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,438	448	—	3,886
States of the U.S. and political subdivisions of the states	540,210	18,869	(1,044)	558,035
Foreign governments	5,000	1,188	—	6,188
Corporate debt securities	3,196,202	126,742	(69,932)	3,253,012
Residential mortgage backed securities	353,729	8,507	(6,671)	355,565
Collateralized debt securities	23,064	983	(1,553)	22,494
Other debt securities	14,401	225	(256)	14,370

Total bonds available-for-sale	$4,136,044	$156,962	$(79,456)	$4,213,550

Total debt securities	$11,597,755	$523,649	$(201,378)	$11,920,026

Marketable equity securities
Common stock:
Consumer goods	129,363	47,093	(2,336)	174,120
Energy and utilities	83,284	42,939	(1,453)	124,770
Finance	118,622	40,296	(2,174)	156,744
Healthcare	81,454	29,767	(1,100)	110,121
Industrials	58,900	28,887	(357)	87,430
Information technology	102,171	48,413	(422)	150,162
Materials	17,875	7,317	(22)	25,170
Telecommunication services	32,272	8,118	(355)	40,035
Mutual funds	59,853	6,426	(77)	66,202

Total common stock	$683,794	$259,256	$(8,296)	$934,754

Preferred stock	35,359	5,269	(4,911)	35,717

Total marketable equity securities	$719,153	$264,525	$(13,207)	$970,471

Total investments in securities	$12,316,908	$788,174	$(214,585)	$12,890,497

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2008	Amortized Cost	Gains	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$11,484	$346	$—	$11,830
States of the U.S. and political subdivisions of the states	155,420	4,485	(1,611)	158,294
Foreign governments	28,975	3,481	—	32,456
Corporate debt securities	5,602,250	48,963	(532,544)	5,118,669
Residential mortgage backed securities	735,025	13,557	(39,288)	709,294
Commercial mortgage backed securities	32,110	—	(24,368)	7,742
Collateralized debt securities	39,768	330	(5,274)	34,824
Other debt securities	76,805	81	(1,292)	75,594

Total bonds held-to-maturity	$6,681,837	$71,243	$(604,377)	$6,148,703

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,462	900	—	4,362
States of the U.S. and political subdivisions of the states	591,405	6,281	(19,477)	578,209
Foreign governments	5,000	2,332	—	7,332
Corporate debt securities	3,195,355	29,053	(441,400)	2,783,008
Residential mortgage backed securities	427,460	4,355	(14,618)	417,197
Collateralized debt securities	25,649	133	(4,710)	21,072
Other debt securities	11,229	—	(1,572)	9,657

Total bonds available-for-sale	$4,259,560	$43,054	$(481,777)	$3,820,837

Total debt securities	$10,941,397	$114,297	$(1,086,154)	$9,969,540

Marketable equity securities
Common stock:
Consumer goods	159,068	23,558	(15,093)	167,533
Energy and utilities	97,103	25,105	(8,889)	113,319
Finance	128,866	17,824	(13,048)	133,642
Healthcare	94,807	21,076	(6,380)	109,503
Industrials	72,360	10,786	(9,618)	73,528
Information technology	111,976	7,910	(15,207)	104,679
Materials	30,725	1,685	(6,886)	25,524
Telecommunication services	39,171	5,359	(3,840)	40,690
Mutual funds	86,832	2,389	(4,109)	85,112

Total common stock	$820,908	$115,692	$(83,070)	$853,530

Preferred stock	60,718	3,609	(15,505)	48,822

Total marketable equity securities	$881,626	$119,301	$(98,575)	$902,352

Total investments in securities	$11,823,023	$233,598	$(1,184,729)	$10,871,892

Debt securities
The amortized costs and estimated fair value, by contractual maturity, of debt securities at December 31, 2009, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$147,317	$147,303	$207,074	$211,138
Due after one year through five years	3,445,659	3,609,070	1,948,476	1,990,220
Due after five years through ten years	3,130,532	3,208,615	1,426,738	1,453,903
Due after ten years	732,353	736,915	543,479	549,006

	$7,455,861	$7,701,903	$4,125,767	$4,204,267

Without single maturity date	5,850	4,573	10,277	9,283

Total	$7,461,711	$7,706,476	$4,136,044	$4,213,550

Available-for-sale securities are sold throughout the year for various reasons. Proceeds from the disposals of these securities, with the realized gains and losses, are shown below (in thousands).

	2009	2008	2007

Proceeds from sales of available-for-sale securities	$265,732	$135,623	$166,493
Gross realized gains	42,101	22,496	34,033
Gross realized losses	(11,351)	(31,304)	(2,069)
In 2009, securities with amortized costs of $4,222,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized loss of $407,330 was established at the time of the transfer.
In 2008, securities with amortized costs of $91,418,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized loss of $67,383,000 was established at the time of the transfer.
In 2007, securities with amortized costs of $27,239,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized loss of $98,000 was established at the time of the transfer.
All gains and losses were determined using specific identification of the securities sold.
In accordance with various government and state regulations, American National and its wholly-owned insurance subsidiaries had bonds with amortized costs of $35,822,000 at December 31, 2009, on deposit with appropriate regulatory authorities.

Derivative Instruments
American National purchases derivative contracts (equity indexed options) that serve as economic hedges against fluctuations in the equity markets to which equity indexed annuity products are exposed. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative. These derivative instruments are not accounted for as hedging under accounting rules. The following tables detail the estimated fair value amounts and the gain or loss on derivatives related to equity indexed annuities (in thousands):

	Location of Asset (Liability)	Estimated Fair Value
Derivatives Not Designated as	Reported in the Statements of	For the Years Ended December 31,
Hedging Instruments	Financial Position	2009	2008

Equity indexed options	Other invested assets	$32,801	$6,157
Equity indexed annuity embedded derivative	Future policy benefits — Annuity	$(22,487)	$(6,208)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in	For the Years Ended December 31,
Hedging Instruments	the Statements of Operations	2009	2008	2007

Equity indexed options	Investment income	$5,380	$(24,400)	$(141)
Equity indexed annuity embedded derivative	Policy benefits — Annuity	$(8,138)	$23,184	$434
Unrealized gains and (losses) on securities
Unrealized gains (losses) on marketable equity securities and bonds available-for-sale, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax (benefit) expense of $101,408,000, $(84,029,000), and $101,244,000 for 2009, 2008, and 2007, respectively.
The change in the net unrealized gains (losses) on investments for the years ended December 31, are summarized as follows (in thousands):

	2009	2008	2007

Bonds available-for-sale	$516,229	$(393,429)	$(4,443)
Preferred stocks	12,254	(3,359)	(9,544)
Common stocks	218,338	(295,988)	11,161
Amortization of deferred policy acquisition costs	(215,294)	164,937	3,080

	531,527	(527,839)	254
Provision (benefit) for federal income taxes	185,700	(185,273)	130

	$345,827	$(342,566)	$124

Change in unrealized gains (losses) of investments attributable to participating policyholders’ interest	(13,140)	10,738	144

Impact of adoption of “Recognition and Presentation of Other-
Than-Temporary Impairments,” FASB ASC Topic 320	50,411

Total	$383,098	$(331,828)	$268

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008, are summarized as follows (in thousands):

	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2009	Losses	Value	Losses	Value	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. Treasury and other U.S. government corporations and agencies	$58	$6,387	$—	$—	$58	$6,387
States of the U.S. and political subdivisions of the states	666	24,819	478	5,849	1,144	30,668
Corporate debt securities	12,602	543,459	61,254	700,718	73,856	1,244,177
Residential mortgage backed securities	445	23,750	21,411	182,315	21,856	206,065
Commercial mortgage backed securities	—	—	23,941	9,187	23,941	9,187
Collateralized debt securities	53	2,844	983	2,310	1,036	5,154
Other debt securities	31	3,428	—	—	31	3,428

Total bonds held-to-maturity	$13,855	$604,687	$108,067	$900,379	$121,922	$1,505,066

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	520	58,622	524	18,941	1,044	77,563
Corporate debt securities	13,340	318,569	56,592	506,881	69,932	825,450
Residential mortgage backed securities	2,273	49,066	4,398	36,649	6,671	85,715
Collateralized debt securities	269	1,313	1,284	9,077	1,553	10,390
Other debt securities	256	9,947	—	—	256	9,947

Total bonds available-for-sale	$16,658	$437,517	$62,798	$571,548	$79,456	$1,009,065

Total debt securities	$30,513	$1,042,204	$170,865	$1,471,927	$201,378	$2,514,131

Marketable equity securities
Common stock:
Consumer goods	837	5,838	1,499	14,900	2,336	20,738
Energy and utilities	296	7,949	1,157	7,006	1,453	14,955
Finance	1,712	29,515	462	3,881	2,174	33,396
Healthcare	464	6,124	636	5,316	1,100	11,440
Industrials	163	2,567	194	1,678	357	4,245
Information technology	358	2,583	64	533	422	3,116
Materials	19	453	3	45	22	498
Telecommunications services	232	3,188	123	2,542	355	5,730
Mutual funds	77	4,372	—	—	77	4,372

Total common stock	$4,158	$62,589	$4,138	$35,901	$8,296	$98,490

Preferred stock	21	4,169	4,890	15,210	4,911	19,379

Total marketable equity securities	$4,179	$66,758	$9,028	$51,111	$13,207	$117,869

Total investments in securities	$34,692	$1,108,962	$179,893	$1,523,038	$214,585	$2,632,000

	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value	Losses	Value
Debt securities
Bonds held-to-maturity:
States of the U.S. and political subdivisions of the states	$1,571	$21,104	$40	$383	$1,611	$21,487
Corporate debt securities	280,110	2,685,787	252,434	928,186	532,544	3,613,973
Residential mortgage backed securities	31,471	186,404	7,817	50,425	39,288	236,829
Commercial mortgage backed securities	24,368	7,742	—	—	24,368	7,742
Collateralized debt securities	613	4,785	4,661	23,844	5,274	28,629
Other debt securities	1,292	9,566	—	—	1,292	9,566

Total bonds held-to-maturity	$339,425	$2,915,388	$264,952	$1,002,838	$604,377	$3,918,226

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	15,383	274,191	4,094	35,295	19,477	309,486
Corporate debt securities	247,590	1,683,287	193,810	643,327	441,400	2,326,614
Residential mortgage backed securities	8,067	102,382	6,551	51,327	14,618	153,709
Collateralized debt securities	1,822	10,295	2,888	8,529	4,710	18,824
Other debt securities	1,572	9,657	—	—	1,572	9,657

Total bonds available-for-sale	$274,434	$2,079,812	$207,343	$738,478	$481,777	$2,818,290

Total debt securities	$613,859	$4,995,200	$472,295	$1,741,316	$1,086,154	$6,736,516

Marketable equity securities
Common stock:
Consumer goods	13,717	66,398	1,376	5,014	15,093	71,412
Energy and utilities	8,203	24,909	686	2,818	8,889	27,727
Finance	12,729	49,150	319	1,190	13,048	50,340
Healthcare	5,177	29,429	1,203	5,826	6,380	35,255
Industrials	9,496	23,880	122	593	9,618	24,473
Information technology	13,859	57,237	1,348	2,583	15,207	59,820
Materials	6,665	15,164	221	456	6,886	15,620
Telecommunications services	3,838	16,570	2	7	3,840	16,577
Mutual funds	4,107	16,775	2	6	4,109	16,781

Total common stock	$77,791	$299,512	$5,279	$18,493	$83,070	$318,005

Preferred stock	1,238	7,853	14,267	31,835	15,505	39,688

Total marketable equity securities	$79,029	$307,365	$19,546	$50,328	$98,575	$357,693

Total investments in securities	$692,888	$5,302,565	$491,841	$1,791,644	$1,184,729	$7,094,209

For all investment securities, including those securities in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an other-than-temporary impairment loss should be recorded for any securities. As of December 31, 2009, the securities above did not meet the criteria for other-than-temporary impairment. Even though the duration of the unrealized losses on the securities exceeds one year, American National maintains the intent and ability to hold the security until its value recovers.
Bonds
American National evaluates all bonds that have unrealized losses on a quarterly basis to determine if the creditworthiness of any of the bonds have deteriorated to a point that would prevent American National from realizing the full amount at maturity. For those bonds where management believes that the full amount will not be realized, an other-than-temporary impairment is recorded. At December 31, the unrealized losses on securities that were not impaired were the result of credit spread widening and significant liquidity discounts in an illiquid market. There were no delinquent coupon payments attributed to the bond portfolio at December 31, 2009. American National has the ability and intent to hold these bonds until a market price recovery or maturity and, therefore, these bonds are not considered to be other-than-temporarily impaired. However, it is possible that the investee’s ability to meet future contractual obligations may be different from what American National determined during its analysis, which may lead to a different impairment conclusion in future periods.

Marketable equity securities
American National evaluates all marketable equity securities on a quarterly basis and recognizes an other-than-temporary impairment on all of those where a market price recovery is not expected in the near term. All securities, which have an unrealized loss, are also evaluated for credit quality, and impairments are recognized for any securities, regardless of the length of time that they have had an unrealized loss, where management believes the carrying value will not be realized. For the remaining securities with unrealized losses, management believes the losses are temporary, and American National has the ability and intent to hold these securities until a market price recovery. However, it is possible that the investee’s ability to perform in the future may be different from what American National determined during its analysis, which may lead to a different impairment conclusion in future periods.
Mortgage loans
In general, mortgage loans are secured by first liens on income-producing real estate. The loans are expected to be repaid from the cash flows or proceeds from the sale of real estate. American National generally allows a maximum loan-to-collateral-value ratio of up to 75% on newly funded mortgage loans. As of December 31, 2009, mortgage loans have fixed rates from 5.15% to 12.00%. The majority of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of 6 months to 30 years.
American National has investments in first lien mortgage loans on real estate with carrying values of $2,229,659,000 and $1,877,053,000 at December 31, 2009 and 2008, respectively. Non-performing loans, on which valuation allowances were established, totaled $13,691,000 and $13,824,000 at December 31, 2009 and 2008, respectively. The valuation allowances on those loans totaled $1,793,000 at December 31, 2009 and 2008.
Policy loans
All of American National’s policy loans carried interest rates ranging from 4.5% to 8.0% at December 31, 2009.
Net investment income and realized investments gains (losses)
Net investment income and realized investments gains (losses), before federal income taxes, for the years ended December 31 are summarized as follows (in thousands):

	Net Investment Income			Realized Investments Gains/(Losses)
	2009	2008	2007	2009	2008	2007

Bonds	$627,236	$623,356	$620,035	$(9,954)	$8,531	$1,455
Preferred stocks	3,419	5,687	4,561	(1,590)	(5,307)	—
Common stocks	23,324	28,977	27,002	36,792	(8,524)	29,990
Mortgage loans	141,124	118,067	103,627	—	—	—
Real estate	122,603	114,198	126,926	1,523	1,750	18,563
Options	5,380	—	—	—	—	—
Other invested assets	41,165	12,123	40,994	269	(5,977)	(40)

	964,251	902,408	923,145	27,040	(9,527)	49,968
Investment expenses	(124,146)	(106,231)	(110,176)	—	—	—
Increase in valuation allowances	—	—	—	(3,794)	(3,146)	(1,775)

Total	$840,105	$796,177	$812,969	$23,246	$(12,673)	$48,193

Other-than-temporary impairments
The following tables summarize other-than-temporary impairments for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007

Bonds	$(10,046)	$(165,803)	$(1,089)
Stocks	(69,057)	(199,748)	(6,077)
Mortgage loans	(1,647)	(740)	—
Real estate	(10,550)	(745)	—
Other invested assets	(7,643)	—	—

Total	$(98,943)	$(367,036)	$(7,166)

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
All other-than-temporary impairments recognized on bonds were entirely comprised of credit losses; therefore, during the twelve months ended December 31, 2009, no non-credit loss was recognized in other comprehensive income.
4. CREDIT RISK MANAGEMENT
American National employs a strategy to invest funds at the highest return possible commensurate with sound and prudent underwriting practices to ensure a well-diversified investment portfolio.
Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by quality rating at December 31, 2009 and 2008 is summarized as follows:

	2009	2008

AAA	12%	17%
AA+	2%	1%
AA	2%	6%
AA-	5%	4%
A+	8%	11%
A	14%	16%
A-	14%	13%
BBB+	13%	11%
BBB	16%	12%
BBB-	8%	4%
BB+ and below	6%	5%

Total	100%	100%

Common stock
American National’s common stock portfolio by market sector distribution at December 31 is summarized as follows:

	2009	2008

Consumer goods	19%	20%
Financials	17%	16%
Information technology	16%	13%
Energy and utilities	13%	13%
Healthcare	12%	13%
Industrials	9%	8%
Mutual funds	7%	10%
Communications	4%	5%
Materials	3%	2%

Total	100%	100%

Mortgage loans and investment real estate
American National invests primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate.
Mortgage loans and investment real estate by property type distribution at December 31 are summarized as follows:

	Mortgage Loans		Investment Real Estate
	2009	2008	2009	2008

Office buildings	31%	30%	15%	18%
Industrial	28%	25%	37%	45%
Shopping centers	19%	21%	19%	23%
Hotels and motels	15%	17%	2%	2%
Other	4%	4%	16%	11%
Commercial	3%	3%	11%	1%

Total	100%	100%	100%	100%

American National has a diversified portfolio of mortgage loans and real estate properties. Mortgage loans and investment real estate investments by geographic distribution at December 31 are as follows:

	Mortgage Loans		Investment Real Estate
	2009	2008	2009	2008

West South Central	22%	22%	58%	64%
East North Central	20%	22%	8%	6%
South Atlantic	20%	17%	13%	16%
Pacific	10%	13%	2%	2%
Middle Atlantic	8%	10%	10%	0%
Mountain	6%	5%	1%	1%
East South Central	6%	4%	7%	10%
New England	4%	5%	0%	0%
West North Central	4%	2%	1%	1%

Total	100%	100%	100%	100%

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,222	$21,347	$11,484	$11,830
States of the U.S. and political subdivisions of the states	240,403	247,878	155,420	158,294
Foreign governments	28,997	32,603	28,975	32,456
Corporate debt securities	6,390,377	6,644,056	5,602,250	5,118,669
Residential mortgage backed securities	693,178	695,972	735,025	709,294
Commercial mortgage backed securities	33,128	9,187	32,110	7,742
Collateralized debt securities	9,627	8,676	39,768	34,824
Other debt securities	44,779	46,757	76,805	75,594

Total fixed maturities, held-to-maturity	$7,461,711	$7,706,476	$6,681,837	$6,148,703

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,886	3,886	4,362	4,362
States of the U.S. and political subdivisions of the states	558,035	558,035	578,209	578,209
Foreign governments	6,188	6,188	7,332	7,332
Corporate debt securities	3,253,012	3,253,012	2,783,008	2,783,008
Residential mortgage backed securities	355,565	355,565	417,197	417,197
Collateralized debt securities	22,494	22,494	21,072	21,072
Other debt securities	14,370	14,370	9,657	9,657

Total fixed maturities, available-for-sale	$4,213,550	$4,213,550	$3,820,837	$3,820,837

Total fixed maturities	$11,675,261	$11,920,026	$10,502,674	$9,969,540

Marketable equity securities
Common stock:
Consumer goods	174,120	174,120	167,533	167,533
Energy and utilities	124,770	124,770	113,319	113,319
Finance	156,744	156,744	133,642	133,642
Healthcare	110,121	110,121	109,503	109,503
Industrials	87,430	87,430	73,528	73,528
Information technology	150,162	150,162	104,679	104,679
Materials	25,170	25,170	25,524	25,524
Mutual funds	66,202	66,202	85,112	85,112
Telecommunication services	40,035	40,035	40,690	40,690
Preferred stock	35,717	35,717	48,822	48,822

Total marketable equity securities	$970,471	$970,471	$902,352	$902,352

Options	32,801	32,801	6,157	6,157
Mortgage loans on real estate, net of allowance	2,229,659	2,267,157	1,877,053	1,891,895
Policy loans	364,354	364,354	354,398	354,398
Short-term investments	636,823	636,823	295,170	295,170

Total financial assets	$15,909,369	$16,191,632	$13,937,804	$13,419,512

Financial liabilities:
Investment contracts	7,828,243	7,828,243	6,626,561	6,626,561
Liability for embedded derivatives of equity indexed annuities	22,487	22,487	6,208	6,208
Notes payable	73,842	73,842	111,922	111,922

Total financial liabilities	$7,924,572	$7,924,572	$6,744,691	$6,744,691

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

Level 2
Quoted prices in markets that are not active or inputs that are observable directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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
American National utilizes a pricing service to estimate fair value measurements for approximately 99.0% of fixed maturity securities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
American National has reviewed the inputs and methodology used by the pricing service and the techniques applied by the pricing service to produce quotes that represent the fair value of a specific security. The review of the pricing services methodology confirms the service is utilizing information from organized transactions or a technique that represents a market participant’s assumptions. American National does not adjust quotes received by the pricing service.
The pricing service utilized by American National has indicated that they will only produce an estimate of fair value if there is objectively verifiable information available. If the pricing service discontinues pricing an investment, American National would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market-based inputs that are unavailable due to market conditions.

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
For public common and preferred stocks, American National receives prices from a nationally recognized pricing service that are based on observable market transactions and these securities are disclosed in Level 1. For certain, preferred stock held, current market quotes in active markets are unavailable. In these instances, American National receives an estimate of fair value from the pricing service that provides fair value estimates for the fixed maturity securities. The service utilizes some of the same methodologies to price the preferred stocks as it does for the fixed maturities. These estimates for equity securities are disclosed in Level 2.
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

The following tables provide quantitative disclosures regarding fair value hierarchy measurements of our financial assets and liabilities at December 31, 2009 and 2008 (in thousands):

		Fair Value Measurement at December 31, 2009 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,347	$—	$21,347	$—
States of the U.S. and political subdivisions of the states	247,878	—	247,878	—
Foreign governments	32,603	—	32,603	—
Corporate debt securities	6,644,056	—	6,635,387	8,669
Residential mortgage backed securities	695,972	—	692,702	3,270
Commercial mortgage backed securities	9,187	—	9,187	—
Collateralized debt securities	8,676	—	624	8,052
Other debt securities	46,757	—	46,757	—

Total fixed maturities, held-to-maturity	$7,706,476	$—	$7,686,485	$19,991

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,886	—	3,886	—
States of the U.S. and political subdivisions of the states	558,035	—	558,035	—
Foreign governments	6,188	—	6,188	—
Corporate debt securities	3,253,012	—	3,238,004	15,008
Residential mortgage backed securities	355,565	—	355,548	17
Collateralized debt securities	22,494	—	21,138	1,356
Other debt securities	14,370	—	14,370	—

Total fixed maturities, available-for-sale	$4,213,550	$—	$4,197,169	$16,381

Total fixed maturities	$11,920,026	$—	$11,883,654	$36,372

Marketable equity securities
Common stock:
Consumer goods	174,120	174,120	—	—
Energy and utilities	124,770	124,770	—	—
Finance	156,744	156,744	—	—
Healthcare	110,121	110,121	—	—
Industrials	87,430	87,430	—	—
Information technology	150,162	150,162	—	—
Materials	25,170	25,170	—	—
Mutual funds	66,202	66,202	—	—
Telecommunication services	40,035	40,035	—	—
Preferred stock	35,717	35,123	—	594

Total marketable equity securities	$970,471	$969,877	$—	$594

Options	32,801	—	—	32,801
Mortgage loans on real estate, net of allowance	2,267,157	—	2,267,157	—
Short-term investments	636,823	—	636,823	—

Total financial assets	$15,827,278	$969,877	$14,787,634	$69,767

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	22,487	—	—	22,487

Total financial liabilities	$22,487	$—	$—	$22,487

		Fair Value Measurement at December 31, 2008 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$11,830	$—	$11,830	$—
States of the U.S. and political subdivisions of the states	158,294	—	158,294	—
Foreign governments	32,456	—	32,456	—
Corporate debt securities	5,118,669	—	5,111,068	7,601
Residential mortgage backed securities	709,294	—	705,491	3,803
Commercial mortgage backed securities	7,742	—	7,742	—
Collateralized debt securities	34,824	—	26,117	8,707
Other debt securities	75,594	—	75,584	10

Total fixed maturities, held-to-maturity	$6,148,703	$—	$6,128,582	$20,121

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	4,362	—	4,362	—
States of the U.S. and political subdivisions of the states	578,209	—	578,209	—
Foreign governments	7,332	—	7,332	—
Corporate debt securities	2,783,008	—	2,752,640	30,368
Residential mortgage backed securities	417,197	—	407,753	9,444
Commercial mortgage backed securities	—	—	—	—
Collateralized debt securities	21,072	—	18,062	3,010
Other debt securities	9,657	—	9,657	—

Total fixed maturities, available-for-sale	$3,820,837	$—	$3,778,015	$42,822

Total fixed maturities	$9,969,540	$—	$9,906,597	$62,943

Marketable equity securities
Common stock:
Consumer goods	167,533	167,533	—	—
Energy and utilities	113,319	113,319	—	—
Finance	133,642	133,642	—	—
Healthcare	109,503	109,503	—	—
Industrials	73,528	73,528	—	—
Information technology	104,679	104,679	—	—
Materials	25,524	25,524	—	—
Mutual funds	85,112	85,112	—	—
Telecommunication services	40,690	40,690	—	—
Preferred stock	48,822	27,566	—	21,256

Total marketable equity securities	$902,352	$881,096	$—	$21,256

Options	6,157	—	—	6,157
Mortgage loans on real estate, net of allowance	1,891,895	—	1,891,895	—
Short-term investments	295,170	—	295,170	—

Total financial assets	$13,065,114	$881,096	$12,093,662	$90,356

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	6,208	—	—	6,208

Total financial liabilities	$6,208	$—	$—	$6,208

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances, is as follows (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs
Level 3 Totals

Beginning balance — January 1, 2009	$84,148
Net gains included in other comprehensive income	9,022
Net gain (loss) for derivatives included in net investment income	(18,267)
Purchases, sales, and settlements of derivatives (net)	21,413
Transfers into Level 3	175
Transfers out of Level 3	(49,211)

Ending balance — December 31, 2009	$47,280

There were no unrealized losses for the twelve months ended December 31, 2009 of Level 3 assets. The unrealized gains in Level 3 assets at December 31, 2009 were $9,022,000.
The transfers into Level 3 were the result of securities no longer being priced by the third-party pricing service. As the securities were priced by a third-party service, inputs were used that are observable or derived from market data, which resulted in classification of these assets as Level 2. In accordance with American National’s pricing methodology, these securities are being valued with similar techniques as the pricing service; however, the Company developed data is used in the process, which results in unobservable inputs, and a corresponding transfer into Level 3. The transfers out of level 3 were comprised of $24.4 million of sales, $13.6 million of maturities, and $11.2 million of transfers into Level 2.

6. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums for the years ended December 31, 2009, 2008, and 2007 are summarized as follows (in thousands):

	Life	Accident	Property
	& Annuity	& Health	& Casualty	Total

Balance at December 31, 2006	$981,035	$85,666	$121,178	$1,187,879

Additions	216,660	18,735	232,138	467,533
Amortization	(156,017)	(24,508)	(224,499)	(405,024)
Effect of change in unrealized gains on available-for-sale securities	3,080	—	—	3,080

Net changes	63,723	(5,773)	7,639	65,589
Acquisitions	(2,170)	—		(2,170)
Foreign exchange effect	(13)	—		(13)

Balance at December 31, 2007	$1,042,575	$79,893	$128,817	$1,251,285

Additions	225,575	22,762	243,005	491,342
Amortization	(162,884)	(27,785)	(233,336)	(424,005)
Effect of change in unrealized gains on available-for-sale securities	164,937	—	—	164,937

Net changes	227,628	(5,023)	9,669	232,274
Acquisitions	(729)	—	—	(729)
Foreign exchange effect	(166)	—	—	(166)

Balance at December 31, 2008	$1,269,308	$74,870	$138,486	$1,482,664

Additions	203,930	16,729	256,758	477,417
Amortization	(143,453)	(21,746)	(248,607)	(413,806)
Effect of change in unrealized losses on available-for-sale securities	(215,294)	—	—	(215,294)

Net changes	(154,817)	(5,017)	8,151	(151,683)

Balance at December 31, 2009	$1,114,491	$69,853	$146,637	$1,330,981

2009 Premiums	$504,814	$309,701	$1,159,509	$1,974,024

2008 Premiums	$415,586	$290,883	$1,182,026	$1,888,495

2007 Premiums	$538,641	$283,765	$1,177,217	$1,999,623

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.
Acquisitions relate to the purchase of various insurance portfolios under assumption reinsurance agreements.
The amounts for the present value of future profits resulting from the acquisition of life insurance portfolios have been accounted for in accordance with ASC 944-20-99-2 and are immaterial in all periods presented.
Prior to its sale (see Note 17), acquisition costs for American National’s Mexican subsidiary were maintained in their functional currency of Mexican pesos, and translated into U.S. dollars for reporting purposes. Part of the change in deferred acquisition cost balance was due to differences in the exchange rate applied to the balance from period to period. The entire amount of this difference was reported in the shareholders’ equity section of the consolidated statements of financial position.

7. LIABILITY FOR FUTURE POLICY BENEFITS AND POLICYHOLDER ACCOUNT BALANCES
American National establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. Utilizing these assumptions, liabilities are established on a block of business basis.
Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon American National’s experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 3% to 8%.
Future policy benefit liabilities for acquired participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 2.5% to 5.5%) and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends. Participating business represented approximately 9% of American National’s life insurance in-force at December 31, 2009.
Future policy benefit liabilities for individual fixed annuities after annuitization are equal to the present value of expected future payments. The interest rate used in establishing such liabilities is 5% for all policies in-force.
Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rates used in establishing such liabilities range from 3.5% to 8%.
Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rates used in establishing such liabilities range from 3% to 7.5%.
Liabilities for unpaid claims and claim expenses for property and casualty insurance are included in the liability for policy and contract claims and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liabilities for unpaid claims are estimated based upon American National’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.
Liabilities for universal life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. American National regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical Standard & Poor’s experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
American National periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.
Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 2.5% to 5.5% (some annuities also offer a first year bonus ranging from 1% to 8%), less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations.

8. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Activity in the liability for accident and health and property and casualty unpaid claims and claim adjustment expenses is summarized as shown below (in thousands):

	2009	2008	2007

Balance at January 1	$1,310,272	$1,256,698	$1,308,603
Less reinsurance recoverables	377,692	363,140	421,737

Net beginning balance	932,580	893,558	886,866

Incurred related to:
Current	1,139,481	1,158,452	1,073,249
Prior years	(30,623)	(43,045)	(93,524)

Total incurred	1,108,858	1,115,407	979,725

Paid related to:
Current	690,085	709,705	636,234
Prior years	407,129	366,680	336,799

Total paid	1,097,214	1,076,385	973,033

Net balance at December 31	944,224	932,580	893,558
Plus reinsurance recoverables	279,987	377,692	363,140

Balance at December 31	$1,224,211	$1,310,272	$1,256,698

The balances at December 31 are included in policy and contract claims in the consolidated statements of financial position.
The potential uncertainty generated by volatility in loss development profiles is adjusted for through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown redundancies for the last several year-ends as a result of losses emerging favorably compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred losses and loss adjustment expenses attributable to insured events of prior years decreased by approximately $31,000,000 in 2009 and $43,000,000 in 2008.
9. REINSURANCE
As is customary in the insurance industry, American National reinsures portions of certain insurance policies written, thereby providing a greater diversification of risk and managing exposure on larger risks. The maximum amount that would be retained by one life insurance company (American National) would be $700,000 individual life, $250,000 individual accidental death, $100,000 group life and $125,000 credit life (total $1,175,000). If individual, group and credit were in force in all companies at the same time, the maximum risk on any one life could be $2,325,000.
For Property and Casualty, American National retains the first $1 million of loss per risk, reinsurance then covers the next $5 million of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $15 million, and excess casualty cash coverage is maintained to cover losses up to $50 million. Corporate catastrophe coverage is also in place for up to a $500 million event.
American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the assuming companies were to be unable to meet their obligations under any reinsurance treaties.

To minimize its exposure to significant losses from reinsurer insolvencies, American National evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. At December 31, 2009, amounts recoverable from reinsurers with a carrying value of $25,119,000 were associated with various auto dealer credit insurance program reinsurers domiciled in the Caribbean islands of Nevis or the Turks and Caicos Islands. American National holds collateral related to these reinsurers totaling $23,319,000. This collateral is in the form of custodial accounts controlled by the Company, which can be drawn on for amounts that remain unpaid for more than 90 days. American National believes that the failure of any single reinsurer to meet its obligations would not have a significant effect on its financial position or results of operations.
American National had amounts receivable from reinsurers totaling $371,654,000 at December 31, 2009. Of this amount, $3,527,000 represents amounts that are the subject of litigation or are in dispute with the reinsurers involved. Management believes that any dispute that may arise would not have a material impact on American National’s consolidated financial position.
Premiums, premium-related reinsurance amounts and reinsurance recoveries for the years ended December 31 are summarized as follows (in thousands):

	2009	2008	2007

Direct premiums	$2,113,109	$2,117,400	$2,134,669
Reinsurance premiums assumed from other companies	182,848	215,189	176,357
Reinsurance premiums ceded to other companies	(321,933)	(444,094)	(302,650)

Net premiums	$1,974,024	$1,888,495	$2,008,376

Reinsurance recoveries	$193,529	$301,397	$198,553

Life insurance in force and related reinsurance amounts at December 31 are summarized as follows (in thousands):

	2009	2008	2007

Direct life insurance in-force	$68,584,383	$68,820,212	$67,604,695
Reinsurance risks assumed from other companies	863,867	1,050,645	1,078,371

Total life insurance in-force	69,448,250	69,870,857	68,683,066
Reinsurance risks ceded to other companies	(31,347,876)	(31,241,255)	(29,635,648)

Net life insurance in-force	$38,100,374	$38,629,602	$39,047,418

10. NOTES PAYABLE
At December 31, 2009, American National’s real estate holding companies were partners in affiliates that had notes payable to third-party lenders totaling $73,842,000, $34,297,000 of this amount is due in 2010. These notes have interest rates ranging from 5.95% to 8.07% and maturities from 2010 to 2020. Each of these notes are secured by the real estate owned through the respective affiliated entity, and American National’s liability for these notes are limited to the amount of its investment in the respective affiliate, which totaled $33,265,000 at December 31, 2009.

11. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate for American National to the statutory federal income tax rate is as follows (in thousands, except percentages):

	For the Years Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate

Income tax (benefit) on pre-tax income	$(4,348)	35.0%	$(105,021)	35.0%	$121,536	35.0%
Tax-exempt investment income	(9,351)	75.3	(8,791)	2.9	(6,360)	(1.8)
Dividend exclusion	(8,432)	67.9	(12,028)	4.0	(6,589)	(1.9)
Miscellaneous tax credits, net	(6,963)	56.0	(5,835)	1.9	(3,862)	(1.1)
Foreign operations	—	—	—	—	1,735	0.5
Other items, net	(2,713)	21.8	9,645	(3.1)	(597)	(0.2)

Total	$(31,807)	256.0%	$(122,030)	40.7%	$105,863	30.5%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and December 31, 2008 are as follows (in thousands):

	For the Years Ended December 31,
	2009	2008
DEFERRED TAX ASSETS:
Marketable securities, principally due to impairment losses	$109,650	$138,487
Marketable securities, principally due to net unrealized losses	—	146,191
Investment in real estate and other invested assets principally due to investment valuation allowances	18,315	1,279
Policyholder funds, principally due to policy reserve discount	211,547	187,277
Policyholder funds, principally due to unearned premium reserve	31,312	30,716
Non-qualified pension	29,109	27,630
Participating policyholders’ surplus	28,505	28,615
Pension	35,228	36,968
Commissions and other expenses	16,209	24,395
Tax carryforwards	8,666	623
Other assets	5,952	8,895

Gross deferred tax assets	494,493	631,076

Valuation allowance	(400)	(1,000)

Net deferred tax assets	$494,093	$630,076

DEFERRED TAX LIABILITIES:
Marketable securities, principally due to net unrealized gains	(114,861)	—
Investment in bonds, principally due to accrual of discount on bonds	(13,426)	(18,221)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(356,014)	(410,970)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(4,758)	(5,377)

Gross deferred tax liabilities	(489,059)	(434,568)

Total net deferred tax — asset	$5,034	$195,508

Management believes that a sufficient level of taxable income will be achieved to utilize the net deferred tax assets of the companies in the consolidated federal tax return. However, a valuation allowance has been established for one company that files a stand-alone federal tax return. The valuation allowance is not material to the Consolidated Statements of Financial Position. Also, if not utilized beforehand, American National has approximately $1,548,000 in capital loss tax carryforwards that will expire at the end of tax year 2014 and approximately $7,118,000 in ordinary loss tax carryforwards that will expire at the end of tax year 2029.
In accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes”, American National maintained a reserve for unrecognized tax benefits in 2008 and 2007. The reserve was removed during 2009 because the tax was fully settled. The reserve was included in the “Other Liabilities” line in the Consolidated Statements of Financial Position as of December 31, 2008. The change in the reserve is as follows (in thousands):

	2009	2008	2007
Unrecognized tax positions
Balance at beginning of year	$1,054	$4,618	$5,832
Tax positions related to prior years	—	—	—
Current year tax positions	—	—	—
Settlements during the year	(1,054)	(3,564)	(1,214)
Lapse in statute of limitations	—	—	—

Balance at end of year	$—	$1,054	$4,618

American National recognizes interest expense and penalties related to uncertain tax positions. Interest expense and penalties are included in the “Other operating costs and expenses” line in the Consolidated Statements of Operations. However, no interest expense was incurred as of December 31, 2009 while approximately $268,000 was recognized as of December 31, 2008. Also, no provision for penalties was established for uncertain tax positions.
Management does not believe that there are any tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.
The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2005 to 2008 has either been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.
Federal income taxes netting to approximately $46,818,000 were refunded by the IRS in 2009. Federal income taxes totaling approximately $14,572,000, and $101,333,000 were paid to the Internal Revenue Service in 2008 and 2007, respectively.

12. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
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

	Before	Federal
	Federal	Income Tax	Net of Federal
	Income Tax	Expense	Income Tax
December 31, 2009
Unrealized gains	$746,821	$332,846	$413,975
Less: reclassification adjustment for net losses realized in net loss	(47,503)	(16,626)	(30,877)

Net unrealized gain component of comprehensive income	$699,318	$316,220	$383,098

December 31, 2008
Unrealized losses	$(138,311)	$(48,409)	$(89,902)
Less: reclassification adjustment for net losses realized in net loss	(372,194)	(130,268)	(241,926)

Net unrealized loss component of comprehensive loss	$(510,505)	$(178,677)	$(331,828)

December 31, 2007
Unrealized losses	$(20,082)	$(7,029)	$(13,053)
Less: reclassification adjustment for net gains realized in net income	20,494	7,173	13,321

Net unrealized gain component of comprehensive income	$412	$144	$268

13. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	4,012,283	4,013,616	4,099,617
Restricted shares	261,334	339,001	253,000

Unrestricted outstanding shares	26,558,832	26,479,832	26,479,832

Stock-based compensation
American National has one stock-based compensation plan. Under this plan, American National can grant Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Rewards, Incentive Awards and any combination of these. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year.
The plan provides for the award of Restricted Stock. Restricted Stock Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Eight awards of restricted stock have been granted, with a total of 340,334 shares granted at an exercise price of zero. These awards result in compensation expense to American National over the vesting period. The amount of compensation expense recorded was $3,733,000 in 2009, $2,694,000 in 2008, and $2,000,000 in 2007.

The plan provides for the award of Stock Appreciation Rights (SAR). The SAR’s give the holder the right to compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the average of the high and low price on the last trading day of the period to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $1,613,000 and $16,000 at December 31, 2009 and 2008, respectively. Compensation expense or (income) was recorded totaling $1,997,000, $(1,777,000), and $1,376,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
SAR and Restricted Stock (RS) information for 2009, 2008 and 2007 follows:

		SAR Weighted-		RS Weighted-
		Average Price		Average Price
	SAR Shares	per Share	RS Shares	per Share

Outstanding at December 31, 2006	132,699	$95.05	247,000	$4.51

Granted	4,500	130.52	6,000	—
Exercised	(34,795)	91.36	—	—
Forfeited	(5,680)	98.20	—

Outstanding at December 31, 2007	96,724	$97.84	253,000	$4.40

Granted	96,917	115.92	86,001	—
Exercised	(4,109)	81.30	—	—
Forfeited	—	—	—

Outstanding at December 31, 2008	189,532	$107.44	339,001	$3.28

Granted	2,999	66.76	1,333	—
Exercised	(18,184)	92.50	(79,000)	—
Forfeited	(12,898)	105.46	—

Outstanding at December 31, 2009	161,449	$108.53	261,334	$—

The weighted-average contractual remaining life for the 161,449 SAR shares outstanding as of December 31, 2009, is 7.0 years. The weighted-average exercise price for these shares is $108.53 per share. Of the shares outstanding, 66,650 are exercisable at a weighted-average exercise price of $103.30 per share.
The weighted-average contractual remaining life for the 261,334 Restricted Stock shares outstanding as of December 31, 2009, is 5.6 years. The weighted-average exercise price for these shares is $0 per share. None of the shares outstanding was exercisable.
Earnings (loss) per share
Basic earnings (loss) per share was calculated using a weighted average number of shares outstanding of 26,528,832 at December 31, 2009 and 26,479,832 at December 31, 2008 and 2007. The Restricted Stock resulted in diluted earnings per share as follows for years 2009 and 2007. Due to the net losses incurred in 2008, diluted earnings per share equaled basic earnings per share.

	2009	2008	2007

Weighted average shares outstanding	26,528,832	26,479,832	26,479,832
Incremental shares from restricted stock	68,644	—	158,387

Total shares for diluted calculations	26,597,476	26,479,832	26,638,219
Net income (loss) attributable to American National Insurance Company and Subsidiaries	15,625,000	(153,998,000)	240,773,000
Diluted earnings (losses) per share	$0.59	$(5.82)	$9.04

Due to a loss during 2008, zero incremental shares were included because the effect would be antidilutive.

Dividends
American National’s payment of dividends to stockholders is restricted by statutory regulations. Generally, the restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At December 31, 2009 and 2008 American National’s statutory capital and surplus was $1,892,467,000 and 1,804,712,000, respectively.
Generally, the same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by American National from its non-insurance subsidiaries amounted to $5,000,000 in 2009, while no dividends were received during 2008 and 2007.
At December 31, 2009, approximately $1,406,599,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to 1,297,226,000 at December 31, 2008. Any transfer of these net assets to American National would be subject to statutory restrictions and approval.
Noncontrolling interests
American National County Mutual Insurance Company (County Mutual) is a mutual insurance company that is owned by its policyholders. However, County Mutual has a management agreement, which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interest that the policyholders of County Mutual have in the financial position of County Mutual is reflected as noncontrolling interest totaling $6,750,000 at December 31, 2009 and 2008.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net liability of $5,205,000 and $1,627,000 in 2009 and 2008, respectively.
The accompanying consolidated financial statement are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.
14. SEGMENT INFORMATION
American National and its subsidiaries are engaged principally in the insurance business. Management organizes the business into five operating segments:
•	The Life segment markets whole, term, universal and variable life insurance on a national basis primarily through employee and multiple line agents, direct marketing channels and independent third-party marketing organizations.

•	The Annuity segment develops sells and supports fixed, equity-indexed, and variable annuity products. These products are primarily sold through independent agents and brokers, but are also sold through financial institutions, multiple line agents and employee agents.

•	The Health segment’s primary lines of business are Medicare Supplement, medical expense, employer medical stop loss, true group, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and Managing General Underwriters.

•	The Property and Casualty segment writes auto, homeowners, agribusiness and credit related property insurance. These products are primarily sold through multiple line agents and independent agents.

•	The Corporate and Other business segment consists of net investment income on the capital not allocated to the insurance lines and the operations of non-insurance lines of business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•	Net investment income from fixed income assets (bonds and mortgage loans) is allocated based on the funds generated by each line of business at the average yield available from these fixed income assets at the time such funds become available.
•	Net investment income from all other assets is allocated to the operating segments in accordance with the amount of equity invested in each segment, with the remainder going to Corporate and Other.
•	Expenses are allocated to the lines based upon various factors, including premium and commission ratios within the respective operating segments.
•	Realized gains or losses on investments are allocated to Corporate and Other.
•	Equity in earnings of unconsolidated affiliates are allocated to Corporate and Other.
•	Federal income taxes have been applied to the net earnings of each segment based on a fixed tax rate. Any difference between the amount allocated to the segments and the total federal income tax amount is allocated to Corporate and Other.
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

The following tables summarizes American National’s key financial measures used by the chief operating decision makers, including operating results and allocation of assets as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):
December 31, 2009

				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and Other Revenues:
Premiums	$284,530	$220,284	$309,701	$1,159,509	$—	$1,974,024
Other policy revenues	164,748	14,756	—	—	—	179,504
Net investment income	222,611	449,035	15,992	66,175	86,292	840,105
Other income	2,720	(3,870)	10,382	7,064	15,547	31,843

Total operating revenues	674,609	680,205	336,075	1,232,748	101,839	3,025,476

Realized gains/(losses) on investments	—	—	—	—	(75,697)	(75,697)

Total revenues	674,609	680,205	336,075	1,232,748	26,142	2,949,779

Benefits, Losses and Expenses:
Policy benefits	297,719	249,709	239,407	923,064	—	1,709,899
Interest credited to policy account balances	58,983	311,580	—	—	—	370,563
Commissions for acquiring and servicing policies	91,968	107,053	51,717	209,203	2	459,943
Other operating costs and expenses	185,048	59,254	62,134	124,266	54,707	485,409
Decrease (increase) in deferred policy acquisition costs	1,536	(62,013)	5,017	(8,151)	—	(63,611)

Total benefits, losses and expenses	635,254	665,583	358,275	1,248,382	54,709	2,962,203

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	39,355	14,622	(22,200)	(15,634)	(28,567)	(12,424)

Provision (benefit) for federal income taxes	(12,987)	(4,825)	7,326	5,159	37,134	31,807
Net loss attributable to noncontrolling interests					(458)	(458)
Equity in losses of unconsolidated affiliates	—	—	—	—	(4,216)	(4,216)

Net Income (loss) attributable to American National Insurance Company and Subsidiaries	$26,368	$9,797	$(14,874)	$(10,475)	$4,809	$15,625

Selected Data:
Total Assets	$4,875,165	$9,683,972	$613,539	$2,066,477	$2,910,354	$20,149,507
Return on Equity	3.59%	1.68%	(10.35)%	(2.15)%	29.37%	11.31%
December 31, 2008

				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and Other Revenues:
Premiums	$299,338	$116,248	$290,883	$1,182,026	$—	$1,888,495
Other policy revenues	154,984	19,915	—	—	—	174,899
Net investment income	226,643	374,023	16,566	69,348	109,597	796,177
Other income	3,767	(5,718)	13,252	8,973	18,505	38,779

Total operating revenues	684,732	504,468	320,701	1,260,347	128,102	2,898,350

Realized gains/(losses) on investments	—	—	—	—	(379,709)	(379,709)

Total revenues	684,732	504,468	320,701	1,260,347	(251,607)	2,518,641

Benefits, Losses and Expenses:
Policy benefits	296,078	142,867	223,055	939,854	—	1,601,854
Interest credited to policy account balances	62,221	237,612	—	—	—	299,833
Commissions for acquiring and servicing policies	126,813	79,213	43,219	226,100	—	475,345
Other operating costs and expenses	222,908	45,491	69,961	132,601	37,839	508,800
Decrease (increase) in deferred policy acquisition costs	(42,103)	(20,690)	5,023	(9,669)	—	(67,439)

Total benefits, losses and expenses	665,917	484,493	341,258	1,288,886	37,839	2,818,393

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	18,815	19,975	(20,557)	(28,539)	(289,446)	(299,752)

Provision (benefit) for federal income taxes	(6,209)	(6,592)	6,784	9,418	118,629	122,030
Net loss attributable to noncontrolling interests					(31)	(31)
Equity in losses of unconsolidated affiliates	—	—	—	—	4,965	4,965

Income (loss) from continuing operations	12,606	13,383	(13,773)	(19,121)	(165,821)	(172,726)

Income (loss) from discontinued operations	18,728	—	—	—	—	18,728

Net Income (loss) attributable to American National Insurance Company and Subsidiaries	$31,334	$13,383	$(13,773)	$(19,121)	$(165,821)	$(153,998)

Selected Data:
Total Assets	$4,823,465	$8,265,270	$759,089	$2,248,514	$2,283,101	$18,379,439
Return on Equity	4.36%	2.67%	(9.67%)	(3.95%)	(28.17%)	(13.99%)

December 31, 2007

				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and Other Revenues:
Premiums	$315,893	$222,748	$283,765	$1,177,217	$—	$1,999,623
Other policy revenues	130,744	24,486	—	—	—	155,230
Net investment income	229,092	364,607	16,710	75,041	127,519	812,969
Other income	3,967	345	13,048	8,623	21,241	47,224

Total operating revenues	679,696	612,186	313,523	1,260,881	148,760	3,015,046

Realized gains/(losses) on investments	—	—	—	—	41,027	41,027

Total revenues	679,696	612,186	313,523	1,260,881	189,787	3,056,073

Benefits, Losses and Expenses:
Policy benefits	273,750	249,878	209,840	818,230	—	1,551,698
Interest credited to policy account balances	63,289	232,605	—	—	—	295,894
Commissions for acquiring and servicing policies	141,517	58,635	39,342	217,043	—	456,537
Other operating costs and expenses	200,361	35,030	57,975	110,705	61,069	465,140
Decrease (increase) in deferred policy acquisition costs	(57,666)	(911)	5,774	(7,639)	—	(60,442)

Total benefits, losses and expenses	621,251	575,237	312,931	1,138,339	61,069	2,708,827

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	58,445	36,949	592	122,542	128,718	347,246

Provision (benefit) for federal income taxes	(19,287)	(12,193)	(195)	(40,439)	(33,749)	(105,863)
Net loss attributable to noncontrolling interests		—	—	—	(482)	(482)
Equity in losses of unconsolidated affiliates	—	—	—	—	3,866	3,866

Income (loss) from continuing operations	39,158	24,756	397	82,103	99,317	245,731

Income (loss) from discontinued operations	(4,958)	—	—	—	—	(4,958)

Net Income (loss) attributable to American National Insurance Company and Subsidiaries	$34,200	$24,756	$397	$82,103	$99,317	$240,773

Selected Data:
Total Assets	$4,836,221	$7,464,512	$752,863	$2,036,372	$3,370,920	$18,460,888
Return on Equity	6.44%	5.29%	0.28%	16.40%	5.81%	6.85%
15. RETIREMENT BENEFITS
Pension benefits
American National and its subsidiaries have one active, tax-qualified, defined-benefit pension plan and one inactive plan. The active plan has three separate noncontributory programs. One of the programs covers Career Sales & Service Division agents and managers. The other two programs cover salaried and management employees and home office clerical employees subject to a collective bargaining agreement. The program covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the five years before retirement. The programs covering hourly employees and agents generally provide benefits that are based on the employee’s career average earnings and years of service.
The inactive tax-qualified defined-benefit pension plan covers employees of the Farm Family companies hired prior to January 1, 1997. Effective January 1, 1997, benefits through this plan were frozen, and no new participants have been added.
American National also sponsors for key executives three non-tax-qualified pension plans that restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits.
Effective December 31, 2006, American National adopted the recognition and disclosure provisions of ASC 715 (formerly FAS 158). ASC 715 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability on its consolidated statement of financial position. Effective with the consolidated financial statements for 2008, ASC 715 also requires companies to use a measurement date for their defined benefit plans that is the same as their fiscal year end. As a result of this requirement, American National changed its measurement date from September 30 to December 31, using the alternative method specified in ASC 715, for the one qualified plan that was not already using a December 31 date. The effect of this change was an additional periodic benefit cost of $1,770,000 (net of tax) which was charged directly to retained earnings in 2008.

Combined activity in the defined benefit pension plans as of December 31 was as follows (in thousands):
Amounts recognized in the consolidated statements of financial position as of December 31 consist of (in thousands):

	2009	2008	2007
Reconciliation of benefit obligation:
Obligation at beginning of year	$328,783	$302,657	$283,344
Service cost benefits earned during period	11,163	12,319	9,326
Interest cost on projected benefit obligation	20,319	22,077	16,483
Participant contributions	—	746	730
Actuarial gain	19,141	6,015	8,461
Benefits paid	(19,032)	(15,031)	(15,687)

Obligation at end of year	360,374	328,783	302,657

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	149,874	183,018	167,478
Actual return on plan assets	28,729	(38,552)	15,979
Employer contributions	24,929	19,689	14,580
Participant contributions	—	746	731
Benefits paid	(19,032)	(15,027)	(15,750)

Fair value of plan assets at end of year	184,500	149,874	183,018

Funded status at end of year	$(175,874)	$(178,909)	$(119,639)

The components of the combined net periodic benefit cost for the defined benefit pension plans for the years ended December 31 were as follows (in thousands):

	2009	2008	2007

Service cost	$11,163	$9,974	$9,366
Interest cost	20,319	19,003	16,483
Expected return on plan assets	(13,736)	(13,571)	(12,375)
Amortization of prior service cost	3,469	3,469	3,666
Amortization of transition obligation	—	—	117
Amortization of net gain	9,134	4,412	6,197

Net periodic benefit cost	$30,349	$23,287	$23,454

Amounts related to the defined benefit pension plans recognized as a component of other comprehensive income (loss) for the years ended December 31 were as follows (in thousands):

	2009	2008	2007

Prior service cost	$3,469	$3,469	$3,711
Net actuarial gain (loss)	4,909	(57,385)	2,215
Deferred tax benefit (expense)	(2,932)	18,871	(2,074)

Other comprehensive income (loss), net of tax	$5,446	$(35,045)	$3,852

Amounts recognized as a component of accumulated other comprehensive income (loss) for the years ended December 31 that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are presented in the following table (in thousands). The estimated net loss and prior service cost for the plan that will be amortized out of accumulated other comprehensive income into the net periodic benefit cost over the next fiscal year are $7,530,000 and $2,324,000 respectively.

	2009	2008

Prior service cost	$(2,324)	$(5,793)
Net actuarial loss	(95,851)	(100,759)
Deferred tax benefit	34,361	37,293

Amounts included in accumulated other comprehensive income (loss)	$(63,814)	$(69,259)

The weighted average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Used for Net	Used for Benefit
	Benefit Cost in Fiscal Year	Obligations
	1/1/2009 to 12/31/2009	as of 12/31/2009

Discount rate	6.17%	5.73%
Rate of compensation increase	4.20%	4.20%
Long-term rate of return	7.65%	7.65%
American National’s funding policy for the pension plans is to make annual contributions in accordance with the minimum funding standards of the Employee Retirement Income Security Act of 1974. The unfunded plans will be funded out of general corporate assets when necessary. American National contributed $24,930,000 and $19,700,000 to the qualified pension plan in 2009 and 2008, respectively. American National and its affiliates expect to contribute $16,000,000 to its qualified pension plan in fiscal year 2010.
The following table shows pension benefit payments, which reflect expected future service as appropriate, that are expected to be paid (in thousands) for the years ended December 31:

Pension Benefit Payments

2010	$21,611
2011	18,828
2012	20,890
2013	21,001
2014	25,191
2015-2019	145,070

The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
Asset Category
Corporate Debt Securities	$64,998	$—	$64,998
Residential Mortgage Backed Securities	473	—	473
Marketable Equity Securities by Sector:
Consumer Directory	9,759	9,759	—
Consumer Staples	10,377	10,377	—
Energy	8,202	8,202	—
Finance	14,583	14,583	—
Healthcare	11,042	11,042	—
Industrials	8,272	8,272	—
Information Technology	14,432	14,432	—
Materials	1,894	1,894	—
Telecom services	4,075	4,075	—
Utilities	2,839	2,839	—
Other types of investments:
Commercial Paper	26,418	—	26,418
Money Market	16	16	—
Unallocated Group Annuity Contract	6,643	—	6,643
Contribution receivable	134	134	—
Other	343	343	—

Total	$184,500	$85,968	$98,532

American National utilizes third-party pricing services to estimate fair value measurements of their pension plan assets. Please refer to Note 5 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The pension plans have no level 3 assets.
The Corporate Debt Securities category, in the above table, represents investment grade bonds of U.S and foreign issuers from diverse industries, with a maturity of 1 to 30 years. Foreign bonds acquired by the Company must be Investment Grade, denominated and payable in U.S. Dollars, and in the aggregate shall not exceed 20% of the bond portfolio without approval of the Company’s Finance Committee.
Residential Mortgage Backed Securities represents Asset-Backed Securities with a maturity date 1 to 30 years with a rating of NAIC 1 or 2.
Equity portfolio managers are allowed to choose the degree of concentration in various issues and industry sectors for the Marketable Equity Securities investments. However, the initial purchase of a single company should not exceed 5% of the equity portfolio market value. Permitted securities are those listed on the New York Stock Exchange, the American Stock Exchange, principal regional exchanges and in over-the-counter securities for which there is an active market providing ready marketability of the specific security.
The Commercial Paper category represents investments with a credit rating of A-2 Moody’s or P-2 by Standard and Poor’s with at least BBB rating on company’s outstanding debt, or selected companies with no outstanding debt.

The investment policy for the qualified retirement plan assets is designed to provide the highest return possible commensurate with sound and prudent underwriting practices. The investment diversification goals are to have investments in cash from zero to 15%, debt securities from 40% to 80% and equity securities from 20% to 60% of the total invested plan assets. The amount invested in any particular investment is limited based on credit quality, and no single investment is allowed to be more than 5% of the total invested assets.
The overall expected long-term rate of return on assets assumption is based upon a building-block method, whereby the expected rate of return on each asset class is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate). All three components are based primarily on historical data.
While the precise expected return derived using the above approach will fluctuate somewhat from year to year, American National’s policy is to hold this long-term assumption constant as long as it remains within a reasonable tolerance from the derived rate.
Postretirement life and health benefits
American National and its subsidiaries provide certain health and/or dental benefits to retirees. Participation in these plans is limited to current retirees and their dependents who met certain age and length of service requirements. No new participants will be added to these plans in the future.
The primary retiree health benefit plan provides major medical benefits for participants under the age of 65 and Medicare Supplemental benefits for those over 65. Prescription drug benefits are provided to both age groups. The plan is contributory, with the Company’s contribution limited to $80 per month for retirees and spouses under the age of 65 and $40 per month for retirees and spouses over the age of 65. All additional contributions necessary, over the amount to be contributed by American National, are to be contributed by the retirees.
The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $5,100,000 and $5,200,000 at December 31, 2009 and 2008, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation. Since American National’s contributions to the cost of the retiree benefit plans are fixed, the health care cost trend rate will have no effect on the future expense or the accumulated postretirement benefit obligation.
Under American National and its subsidiaries’ various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements.
Savings plans
In addition to the defined benefit pension plans, American National sponsors one defined contribution plan for all employees excluding those of the Farm Family companies, and an incentive savings plan for employees of the Farm Family companies. The defined contribution plan (401(k) plan) allows employees to contribute up to the maximum allowable amount as determined by the Internal Revenue Service. American National does not contribute to the defined contribution plan. Company contributions are made under the incentive savings plan for the Farm Family companies, with a discretionary portion based on the profits earned by the Farm Family companies. The expense associated with this plan was $1,400,000 for 2009, $2,800,000 for 2008 and $2,700,000 for 2007.
16. COMMITMENTS AND CONTINGENCIES
Commitments
American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2009, were approximately $4,124,000.

In the ordinary course of their operations, the companies also had commitments outstanding at December 31, 2009, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $240,434,000, of which $218,555,000 is expected to be funded in 2010. The remaining balance of $21,879,000 will be funded in 2011 and beyond. As of December 31, 2009, all of the mortgage loan commitments have interest rates that are fixed.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loan. However, since the cash value of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on the guarantees. The total amount of the guarantees outstanding as of December 31, 2009, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $211,826,000.
Litigation
American National was a defendant in a lawsuit related to the alleged inducement of another company’s insurance agents to become agents of American National (Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company v. American National Insurance Company et al., United States District Court for the District of Utah, filed July 23, 2003). Plaintiffs initially alleged that American National improperly induced agents to leave Plaintiffs and join American National, asserting claims against American National for inducing one of Plaintiffs’ managers to breach duties allegedly owed to Plaintiffs as well as claims against American National for misappropriation of trade secrets, tortious interference with contractual relationships, business disparagement, libel, defamation, civil conspiracy, unjust enrichment and unfair competition. By the time of trial, some claims had been dismissed; however, Plaintiffs’ surviving claims continued to allege that their damages from the wrongful conduct exceeded $3.9 million, and Plaintiffs also sought punitive damages. The jury reached a verdict adverse to American National, and the court reduced the amount of such verdict as to American National to approximately $7.1 million. An appeal has been taken to the Tenth Circuit. American National has accrued an appropriate amount for resolution of this case, including attorneys’ fees, and believes that any additional amounts necessary will not be material to the consolidated financial statements.
American National is a defendant in a putative class action lawsuit wherein the Plaintiff proposes to certify a class of persons who purchased certain American National proprietary deferred annuity products (Rand v. American National Insurance Company, United States District Court for the Northern District of California, filed February 12, 2009). Plaintiff alleges that American National violated the California Insurance, Business & Professions, Welfare & Institutions, and Civil Codes through its marketing practices. Plaintiff seeks statutory penalties, restitution, interest, penalties, attorneys’ fees, punitive damages and injunctive relief in an unspecified amount. American National believes that it has meritorious defenses; however, no prediction can be made as to the probability or remoteness of any recovery against American National.
American National and certain subsidiaries are also defendants in various other lawsuits concerning alleged failure to honor certain loan commitments, alleged breach of certain agency and real estate contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and other litigation arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. After reviewing these matters with legal counsel, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position or results of operations. However, these lawsuits are in various stages of development, and future facts and circumstances could result in management’s changing its conclusions.
In addition, it should be noted that the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continue to create the potential for an unpredictable judgment in any given lawsuit. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on the consolidated financial results.

17. DISCONTINUED OPERATIONS
On December 4, 2008, our life insurance business in Mexico, American National de Mexico, Compania de Seguros de Vida, S.A. de C.V., along with non-insurance affiliates Servicios de Administracion American National S.A. de C.V. and American National Promotora de Ventas S.A. de C.V. were sold to a third party for approximately $2,400,000. Accordingly, the business is accounted for as a discontinued operation within the life-operating segment.
Assets sold at the closing date included $8,400,000 of invested assets, $700,000 of deferred policy acquisition costs, and $500,000 of other assets. The liabilities sold at the closing date included $5,900,000 of reserves, $400,000 of policy account balances, and $500,000 of other liabilities.
The Mexico operation reported a $3,330,000 in pretax losses for 2008. The sale resulted in a loss on sale of discontinued operations of $1,890,000 before taxes. As part of the sale, a $22,059,000 income tax benefit was reported in 2008 because the tax basis of the investment in American National de Mexico exceeded the financial statement carrying value.
18. RELATED PARTY TRANSACTIONS
American National has entered into recurring transactions and agreements with certain related parties as a part of its ongoing operations. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, legal services, and insurance contracts. The impact on the consolidated financial statements of the significant related party transactions as of December 31, 2009, is shown below (in thousands):

Related Party	Financial Statement Line Impacted	December 31, 2009

Gal-Tex Hotel Corporation	Mortgage loans on real estate	$11,875
Gal-Tex Hotel Corporation	Investment income	895
Gal-Tex Hotel Corporation	Other operating costs and expenses	314
Gal-Tex Hotel Corporation	Accident and health premiums	56
Moody Insurance Group, Inc.	Commissions	2,813
Moody Insurance Group, Inc.	Other operating costs and expenses	216
National Western Life Ins. Co.	Accident and health premiums	226
National Western Life Ins. Co.	Other operating costs and expenses	1,300
Moody Foundation	Accident and health premiums	124
Greer, Herz and Adams, LLP	Other operating costs and expenses	10,967

19. SELECTED QUARTERLY FINANCIAL DATA
Supplementary Financial Information
The Unaudited selected quarterly financial data for 2009 and 2008 are summarized in the tables below (in thousands, except per share data):

	Quarters Ended
	2009
	March 31,	June 30,	September 30,	December 31,	Total

Total revenues	$651,997	$727,790	$780,347	$789,645	$2,949,779
Total benefits, losses and expenses	728,777	740,309	745,280	747,837	2,962,203
Income (loss) from continuing operations before federal income tax and equity in earnings of unconsolidated affiliates	(76,780)	(12,519)	35,067	41,808	(12,424)
Provision (benefit) for federal income taxes	(31,023)	(10,776)	3,229	6,763	(31,807)
Equity in earnings (losses) of unconsolidated affiliates, net of tax	(1,937)	(3,180)	2,110	(1,209)	(4,216)
Income (loss) from continuing operations	(47,694)	(4,923)	33,948	33,836	15,167
Net income (loss)	(47,694)	(4,923)	33,948	33,836	15,167
Net income (loss) attributable to noncontrolling interest	(1)	(568)	1,248	(1,137)	(458)
Net income (loss) attributable to American National Insurance Company and subsidiaries	(47,693)	(4,355)	32,700	34,973	15,625

Net income/(loss) per share attributable to American National Insurance Company and subsidiaries:
Basic	(1.80)	(0.16)	1.23	1.32	0.59
Diluted	(1.80)	(0.16)	1.23	1.32	0.59

	Quarters Ended
	2008
	March 31,	June 30,	September 30,	December 31,	Total

Total revenues	$724,080	$731,188	$522,493	$540,880	$2,518,641
Total benefits, losses and expenses	681,137	744,873	707,635	684,748	2,818,393
Income (loss) from continuing operations before federal income tax and equity in earnings of unconsolidated affiliates	42,943	(13,685)	(185,142)	(143,868)	(299,752)
Provision (benefit) for federal income taxes	10,220	(11,237)	(62,526)	(58,487)	(122,030)
Equity in earnings (losses) of unconsolidated affiliates, net of tax	7,648	613	(1,795)	(1,501)	4,965
Income (loss) from continuing operations(a)	40,371	(1,709)	(123,092)	(88,327)	(172,757)
Income (loss) from discontinued operations	(1,346)	(1,100)	(622)	21,796	18,728
Net income (loss)	39,025	(2,809)	(123,714)	(66,531)	(154,029)
Net income (loss) attributable to noncontrolling interest	—	126	1,319	(1,476)	(31)
Net income (loss) attributable to American National Insurance Company and subsidiaries	39,025	(2,935)	(125,033)	(65,055)	(153,998)

Net income/(loss) per share attributable to American National Insurance Company and subsidiaries:
Basic	1.47	(0.11)	(4.72)	(2.46)	(5.82)
Diluted	1.47	(0.11)	(4.72)	(2.46)	(5.82)

(a)	Effect of accounting change ASC 810 Consolidation-Noncontrolling Interest. Refer to Note 2.
Unaudited — see accompanying accountants’ report.

20. RECLASSIFICATIONS
Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements to conform them to the 2009 presentation. Cash flow information has been revised to reclassify the “activities” within the investing sections disclosed in the Form 10 registration statement filed July 2, 2009. The “activities” affected are: Proceeds from the sales of, Proceeds from the maturity of, Principal payments received, and Purchases of investments all within the net cash used in investing activities. Management believes that the changes in the presentation of the consolidated statements of cash flows is immaterial relative to the consolidated financial statements taken as a whole. The result of this reclassification on net cash used in investing activities in the 2008 and 2007 consolidated statements of cash flows is as follows (in thousands):

	12/31/2008	12/31/2008		12/31/2007	12/31/2007
INVESTING ACTIVITIES	(As filed)	(Reclassified)	Change	(As filed)	(Reclassified)	Change

Proceeds from sales of:
Bonds — available for sale	104,093	6,353	97,740	68,004	68,004	—
Stocks	129,270	129,270	—	277,429	277,429	—
Real estate	—	4,500	(4,500)	84,744	84,744	—
Mortgage loans	6,794	2,294	4,500	—	—	—
Other invested assets	9,896	9,896	—	104,743	104,743	—
Disposals of property and equipment	—	1,380	(1,380)	—	23,021	(23,021)
Distributions from unconsolidated affiliates	—	12,332	(12,332)	—	17,414	(17,414)
Proceeds from maturity of:
Bonds — available for sale	249,769	269,566	(19,797)	287,559	287,559	—
Bonds — held to maturity	528,781	580,515	(51,734)	547,416	547,416	—
Principal payments received on:
Mortgage loans	138,035	144,497	(6,462)	223,956	223,956	—
Policy loans	9,459	9,459	—	5,472	5,472	—
Purchases of investments:
Bonds — available for sale	(640,403)	(626,623)	(13,780)	(658,731)	(658,731)	—
Bonds — held to maturity	(656,580)	(644,151)	(12,429)	(483,722)	(483,722)	—
Stocks	(290,979)	(290,979)	—	(364,352)	(364,352)	—
Real estate	(78,119)	(78,119)	—	(46,295)	(46,295)	—
Mortgage loans	(513,964)	(520,426)	6,462	(386,137)	(386,137)	—
Policy loans	(20,447)	(20,447)	—	(10,237)	(10,237)	—
Other invested assets	(21,795)	(21,795)	—	(50,115)	(50,115)	—
Decrease (increase) in short-term investments, net	403,092	403,092	—	19,881	19,881	—
Decrease (increase) in investment in unconsolidated affiliates, net	(34,453)	—	(34,453)	(44,826)	—	(44,826)
Contributions to unconsolidated affiliates	—	(38,514)	38,514	—	(64,592)	64,592
Increase in property and equipment, net	(12,890)	—	(12,890)	(11,459)	—	(11,459)
Additions to property and equipment	—	(25,024)	25,024	—	(18,076)	18,076
Other, net	—	2,483	(2,483)	—	(14,052)	14,052

Net cash used in investing activities	(690,441)	(690,441)	—	(436,670)	(436,670)	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.
Management’s report on internal controls over financial reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included below.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
For information regarding our Directors, Executive Officers, code of Business Conduct and Ethics, and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.
The Annual CEO Certification was issued without qualification. In addition, we have filed as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2009 the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION
For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
For information regarding Certain Relationships and Related Transactions and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
For information regarding Principal Accounting Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page

(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)	97

(a)(2) Supplementary Data and Financial Statement Schedules

Schedules are attached hereto at the following pages:

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(b) Exhibits

Exhibit
Number:	Basic Documents:

3.1
Articles of Incorporation (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

3.2	Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

4.1
Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

10.1
Administrative Services Agreement dated October 17, 2007 by and between American National Insurance Company and Transaction Applications Group, Inc. (incorporated by reference to Exhibit No. 10.1 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

10.2
American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”) (incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

10.3
Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

10.4
Form of Restricted Stock Agreement for Employees under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

Exhibit
Number:	Basic Documents:

10.5
Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

10.6
American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

10.7
American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission, Registration No. 001-34280)

21.1	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY
By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board & Chief Executive Officer
Date: March 11, 2010
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert L. Moody Robert L. Moody	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 11, 2010

/s/ Stephen E. Pavlicek Stephen E. Pavlicek	Senior Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2010

/s/ Arthur O. Dummer Arthur O. Dummer	Director	March 11, 2010

/s/ Dr. Shelby M. Elliott Dr. Shelby M. Elliott	Director	March 11, 2010

/s/ G. Richard Ferdinandtsen G. Richard Ferdinandtsen	Director	March 11, 2010

/s/ Frances Anne Moody-Dahlberg Frances Anne Moody-Dahlberg	Director	March 11, 2010

/s/ Russell S. Moody Russell S. Moody	Director	March 11, 2010

/s/ Frank P. Williamson Frank P. Williamson	Director	March 11, 2010

/s/ James D. Yarbrough James D. Yarbrough	Director	March 11, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American National Insurance Company:
Under date of March 11, 2010, we reported on the consolidated statements of financial position of American National Insurance Company and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, which are included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new FASB guidance.
/s/ KPMG LLP
Houston, Texas
March 11, 2010

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)

	As of December 31, 2009
			Amount at which
		Market	shown on the
Type of Investment	Cost (a)	Value	Balance Sheet

Fixed Maturities:
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,222	$21,347	$21,222
States of the U.S. and political subdivisions of the states	240,403	247,878	240,403
Foreign governments	28,997	32,603	28,997
Corporate debt securities	6,390,377	6,644,056	6,390,377
Residential mortgage backed securities	693,178	695,972	693,178
Commercial mortgage backed securities	33,128	9,187	33,128
Collateralized debt securities	9,627	8,676	9,627
Other debt securities	44,779	46,757	44,779
Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,438	3,886	3,886
States of the U.S. and political subdivisions of the states	540,210	558,035	558,035
Foreign governments	5,000	6,188	6,188
Corporate debt securities	3,196,202	3,253,012	3,253,012
Residential mortgage backed securities	353,729	355,565	355,565
Commercial mortgage backed securities	—	—	—
Collateralized debt securities	23,064	22,494	22,494
Other debt securities	14,401	14,370	14,370
Redeemable preferred stock	35,359	35,717	35,717

Total fixed maturities	$11,633,114	$11,955,743	$11,710,978

Equity Securities:
Common stock:
Consumer goods	$129,363	$174,120	$174,120
Energy and utilities	83,284	124,770	124,770
Finance	118,622	156,744	156,744
Healthcare	81,454	110,121	110,121
Industrials	58,900	87,430	87,430
Information technology	102,171	150,162	150,162
Materials	17,875	25,170	25,170
Telecommunication services	32,272	40,035	40,035
Mutual funds	59,853	66,202	66,202

Total equity securities	$683,794	$934,754	$934,754

Other Investments:
Mortgage loans, net of allowance	$2,229,659	$—	$2,229,659
Investment real estate, net of accumulated depreciation	600,857	—	600,857
Real estate acquired in satisfaction of debt	34,253	—	34,253
Policy loans	364,354	—	364,354
Other long-term investments	61,641	32,801	94,442
Short-term investments	636,823	—	636,823

Total other investments	$3,927,587	$32,801	$3,960,388

Total investments	$16,244,495	$12,923,298	$16,606,120

(a)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	Years Ended December 31,
Condensed Statements of Operations	2009	2008	2007

Revenues:
Premium and policy revenue	$812,007	$691,885	$790,666
Net investment income	692,993	643,855	641,951
Realized gain (loss) on investments	(9,047)	9,601	4,656
Other-than-temporary impairments	(21,113)	(152,840)	(3,180)
Other revenues	5,346	6,576	11,840

Total revenues	$1,480,186	$1,199,077	$1,445,933

Expenses:
Benefits	$596,729	$471,590	$556,543
Other operating costs and expenses	804,583	771,899	704,339

Total expenses	$1,401,312	$1,243,489	$1,260,882

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates & subsidiaries	$78,874	$(44,412)	$185,051

Income taxes expense (benefit)	$26,698	$(15,844)	$68,612
Equity in net income (loss) of unconsolidated affiliates & subsidiaries	(36,551)	(144,158)	129,292

Income (loss) from continuing operations	$15,625	$(172,726)	$245,731

Income (loss) from discontinued operations	$—	$18,728	$(4,958)

Net income (loss) attributable to American National Insurance companies and subsidiaries	$15,625	$(153,998)	$240,773

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	As of December 31,
Condensed Statements of Financial Position	2009	2008

Assets:
Fixed maturities	$8,584,578	$7,449,385
Equity securities	68,295	71,925
Mortgage loans on real estate	2,342,630	1,915,801
Other invested assets	1,872,011	1,681,122
Investment in subsidiaries	1,669,054	1,470,589
Deferred policy acquisition costs	1,034,550	1,175,427
Separate account assets	718,378	561,021
Other assets	651,047	705,705

Total assets	$16,940,543	$15,030,975

Liabilities:
Policyowner funds	$2,737,141	$2,577,472
Policy account balances	8,937,965	7,690,775
Separate account liabilities	718,378	561,021
Other liabilities	1,086,605	1,067,851

Total liabilities	$13,480,089	$11,897,119

Shareholders’ equity:
Capital stock	$30,832	$30,832
Additional paid-in capital	11,986	7,552
Other accumulated comprehensive income	117,649	(253,409)
Retained earnings	3,398,492	3,447,207
Less: Treasury stock at cost	(98,505)	(98,326)

Total stockholders’ equity	$3,460,454	$3,133,856

Total liabilities and stockholders’ equity	$16,940,543	$15,030,975

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	Years Ended December 31,
Condensed Statements of Cash Flows	2009	2008	2007
Operating Activities:
Net income (loss) attributable to American National Insurance companies and subsidiaries	$15,625	$(153,998)	$240,773
Adjustments to reconcile net income (loss) to net cash provided operating activities:
Realized (gain) loss on investments	9,047	(9,601)	(4,656)
Other-than-temporary impairment	21,113	152,840	3,180
Amortization of discounts and premiums on bonds	8,256	10,345	11,153
Net capitalized interest on policy loans and mortgage loans	(24,331)	5,896	190
Depreciation	23,679	9,121	(12,563)
Interest credited to policy account balances	341,184	272,700	267,228
Charges to policy account balances	(170,071)	(165,354)	(145,386)
Deferred federal income tax (benefit) expense	(17,579)	(87,389)	25,539
Deferral of policy acquisition costs	(259,565)	(437,287)	(270,904)
Amortization of deferred policy acquisition costs	202,354	221,432	209,934
Equity in earnings of unconsolidated affiliates	(3,175)	(378)	(6,084)
Net (income) loss of subsidiaries	34,726	125,808	(118,250)
Dividends from subsidiaries	5,000	—	—
Changes in:
Policyholder fund liabilities	38,149	49,821	121,284
Reinsurance ceded receivable	92,058	(26,654)	6,270
Premiums due and other receivables	15,443	20,454	(21,522)
Accrued investment income	(11,365)	(878)	(6,969)
Current federal income tax (asset) liability	42,013	(94,955)	1,340
Liability for retirement benefits	1,933	52,263	900
Prepaid reinsurance premiums	9,572	6,682	6,203
Other, net	7,833	(12,299)	76,483

Net cash provided by (used in) operating activities	381,899	(61,431)	384,143

Investing Activities:
Proceeds from sales of:
Bonds	31,761	5,103	283,085
Stocks	28,883	55,084	4,934
Real estate	4,837	—	31,810
Mortgage loans	—	—	—
Other invested assets	140,667	188,493	80,213
Disposals of property and equipment	1,553	1,202	22,915
Distributions of unconsolidated affiliates	10,698	6,191	9,289
Proceeds from maturity of:
Bonds	564,997	624,288	453,765
Principal payments received on:
Mortgage loans	114,207	138,925	234,165
Policy loans	43,386	9,203	9,217
Purchases of:
Bonds	(1,279,627)	(1,087,593)	(908,103)
Stocks	(1,042)	(47,002)	(13,736)
Real estate	(12,971)	(15,657)	(22,686)
Mortgage loans	(548,748)	(493,412)	(368,223)
Policy loans	(30,881)	(18,165)	(16,363)
Other invested assets	(30,746)	(216,468)	(118,365)
Additions to property and equipment	(7,356)	(11,475)	(3,391)
Contributions to unconsolidated affiliates	(4,905)	(7,162)	(8,338)
Decrease (increase) in short term investments, net	(299,941)	294,048	(17,032)
Decrease (increase) in investment in subsidiaries	(53,039)	157,089	14,315
Other, net	(268)	(581)	(117)

Net cash provided by (used in) investing activities	(1,328,535)	(417,889)	(332,646)

Financing activities:
Policyholders’ deposits to policy account balances	2,201,309	1,931,709	1,164,863
Policyholders’ withdrawals from policy account balances	(1,125,610)	(1,385,625)	(1,163,120)
Dividends to stockholders	(82,490)	(82,651)	(81,531)

Net cash provided by (used in) financing activities	993,209	463,433	(79,788)

Net increase (decrease) in cash and cash equivalents	46,573	(15,887)	(28,291)
Cash:
Beginning of the year	(7,979)	7,908	36,199
End of the year	$38,594	$(7,979)	$7,908

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		Future Policy					Benefits,	Amortization
	Deferred	Benefits,		Other Policy			Losses, Claims	of Deferred
	Policy	Losses, Claims		Claims and		Net	and	Policy	Other
	Acquisition	and Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Expenses	Premiums	Payable	Revenue	Income (a)	Expenses	Costs	Expenses (b)	Written

As of December 31, 2009
Corporate and other	$—	$—	$—	$—	$—	$86,292	$—	$—	$54,709	$—
Life	672,016	3,845,264	100,204	225,733	284,530	222,611	257,422	78,668	199,884	—
Annuities	442,430	8,991,547	4	49,092	220,284	449,035	143,362	64,785	39,509	—
Health	69,871	97,407	78,525	341,085	309,701	15,992	239,045	21,749	97,119	—
Property and casualty	146,664	—	798,232	783,574	1,159,509	66,175	923,064	248,607	76,711	1,307,762

Total	$1,330,981	$12,934,218	$976,965	$1,399,484	$1,974,024	$840,105	$1,562,893	$413,809	$467,932	$1,307,762

As of December 31, 2008
Corporate and other	$—	$—	$—	$—	$—	$109,597	$—	$—	$37,839	$—
Life	712,234	3,763,207	111,846	220,691	299,338	226,643	251,992	86,956	220,662	—
Annuities	557,061	7,631,985	13	52,126	116,248	374,023	157,102	75,826	28,188	—
Health	74,887	97,020	93,956	439,621	290,883	16,566	220,848	27,785	90,418	—
Property and casualty	138,482	—	816,249	776,562	1,182,026	69,348	939,854	233,336	115,696	1,184,686

Total	$1,482,664	$11,492,212	$1,022,064	$1,489,000	$1,888,495	$796,177	$1,569,796	$423,903	$492,803	$1,184,686

As of December 31, 2007
Corporate and other	$—	$—	$—	$—	$—	$127,519	$—	$198	$60,871	$—
Life	641,780	3,762,745	122,052	233,691	315,893	229,092	239,598	1,040,208	(755,996)	—
Annuities	400,678	6,913,285	13	51,332	222,748	364,607	150,318	70,740	22,014	—
Health	80,012	94,072	104,005	422,948	283,765	16,710	212,692	24,508	78,583	—
Property and casualty	128,815	—	698,860	852,455	1,177,217	75,041	818,230	224,499	95,610	1,191,113

Total	$1,251,285	$10,770,102	$924,930	$1,560,426	$1,999,623	$812,969	$1,420,838	$1,360,153	$(498,918)	$1,191,113

(a)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital and surplus.

(b)	Identifiable commissions and expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium and commission ratios within the respective lines.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE
(in thousands)

		Ceded to	Assumed		Percentage of
	Gross	Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net

For the Year Ended December 31, 2009
Life insurance in-force	$68,584,383	$31,347,876	$863,867	$38,100,374	2.3%

Premiums:
Life insurance	581,422	81,120	4,512	504,814	0.9%
Accident and health insurance	287,977	151,138	172,862	309,701	55.8%
Property and liability insurance	1,243,710	89,675	5,474	1,159,509	0.5%

Total premiums	$2,113,109	$321,933	$182,848	$1,974,024	9.3%

For the Year Ended December 31, 2008
Life insurance in-force	$68,820,212	$31,241,255	$1,050,645	$38,629,602	2.7%

Premiums:
Life insurance	492,068	84,942	8,460	415,586	2.0%
Accident and health insurance	278,907	134,904	146,880	290,883	50.5%
Property and liability insurance	1,346,425	224,248	59,849	1,182,026	5.1%

Total premiums	$2,117,400	$444,094	$215,189	$1,888,495	11.4%

For the Year Ended December 31, 2007
Life insurance in-force	$67,604,695	$29,635,648	$1,078,371	$39,047,418	2.8%

Premiums:
Life insurance	609,643	72,604	10,355	547,394	1.9%
Accident and health insurance	255,948	126,417	154,234	283,765	54.4%
Property and liability insurance	1,269,078	103,629	11,768	1,177,217	1.0%

Total premiums	$2,134,669	$302,650	$176,357	$2,008,376	8.8%

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

			Deductions — Describe
	Balance at	Additions	Amounts		Balance at
	Beginning of	Charged to	Written off Due	Amounts	End of
	Period	Expense	to Disposal (a)	Commuted (b)	Period

2009
Investment valuation allowances:
Mortgage loans on real estate	$19,496	$3,794	$—	$—	$23,290

Total	$19,496	$3,794	$—	$—	$23,290

2008
Investment valuation allowances:
Mortgage loans on real estate	$15,610	$3,886	$—	$—	$19,496

Total	$15,610	$3,886	$—	$—	$19,496

2007
Investment valuation allowances:
Mortgage loans on real estate	$13,835	$1,775	$—	$—	$15,610

Total	$13,835	$1,775	$—	$—	$15,610

(a)	Amounts written off due to disposal represent reductions or (additions) in the balance due to sales, transfers or other disposals of the asset with which the allowance is associated.

(b)	Amounts commuted represent reductions in the allowance balance due to changes in requirements or investments conditions.
See accompanying Report of Independent Registered Public Accounting Firm.