Form 10-Q
period 2010-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2010-05-07
CIK 904163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 30, 2010, the registrant had 26,820,166 shares of common stock, $1.00 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share data)

	Three Months Ended March 31,
	2010	2009
PREMIUMS AND OTHER REVENUE
Premiums
Life	$69,445	$70,090
Annuity	40,352	37,216
Accident and health	68,424	79,922
Property and casualty	286,472	292,489
Other policy revenues	44,996	43,680
Net investment income	218,211	193,196
Realized investments gains (losses)	17,742	(5,387)
Other-than-temporary impairments	(1,245)	(68,074)
Other income	7,889	8,865

Total revenues	752,286	651,997

BENEFITS, LOSSES AND EXPENSES
Policy Benefits
Life	72,538	73,949
Annuity	47,695	43,657
Accident and health	52,839	64,067
Property and casualty	235,184	248,074
Interest credited to policy account balances	94,381	81,588
Commissions for acquiring and servicing policies	106,877	112,915
Other operating costs and expenses	114,986	111,160
Increase in deferred policy acquisition costs	(14,883)	(6,633)

Total benefits, losses and expenses	709,617	728,777

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	42,669	(76,780)
Provision (benefit) for federal income taxes
Current	9,563	(14,775)
Deferred	530	(16,248)

Total provision (benefit) for federal income taxes	10,093	(31,023)

Equity in earnings (losses) of unconsolidated affiliates, net of tax	7	(1,937)

Net income (loss)	32,583	(47,694)

Less: Net income (loss) attributable to noncontrolling interest	(2,195)	(1)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$34,778	$(47,695)

Amounts attributable to American National Insurance Company common stockholders
Earnings (loss) per share:
Basic	$1.31	$(1.80)
Diluted	$1.30	$(1.80)

Weighted average common shares outstanding	26,558,832	26,498,832
Weighted average common shares outstanding and dilutive potential common shares	26,652,210	26,606,916
See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except for share and per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Investments, other than investments in unconsolidated affiliates
Fixed Securities:
Bonds held-to-maturity	$7,572,664	$7,461,711
Bonds available-for-sale	4,210,798	4,213,550
Equity securities:
Preferred stocks	38,038	35,717
Common stocks	958,753	934,754
Mortgage loans on real estate, net of allowance	2,303,427	2,229,659
Policy loans	366,688	364,354
Investment real estate, net of accumulated depreciation of $222,619 and $209,115	665,289	635,110
Short-term investments	840,798	636,823
Other invested assets	94,292	94,442

Total investments	17,050,747	16,606,120

Cash	130,393	161,483
Investments in unconsolidated affiliates	152,000	156,809
Accrued investment income	193,648	191,737
Reinsurance ceded receivables	371,882	371,654
Prepaid reinsurance premiums	50,997	53,545
Premiums due and other receivables	284,076	282,865
Deferred policy acquisition costs	1,314,187	1,330,981
Property and equipment, net	85,278	88,705
Current federal income taxes	20,187	29,474
Deferred federal income taxes	—	5,034
Other assets	146,133	152,722
Separate account assets	753,755	718,378

Total assets	$20,553,283	$20,149,507

LIABILITIES
Policyholder funds
Future policy benefits:
Life	$2,499,319	$2,485,886
Annuity	801,158	783,065
Accident and health	96,336	97,407
Policy account balances	9,779,307	9,567,860
Policy and contract claims	1,310,104	1,293,791
Participating policyholder share	167,073	162,794
Other policyholder funds	920,923	919,864

Total policyholder liabilities	15,574,220	15,310,667

Liability for retirement benefits	181,610	180,909
Notes payable	73,162	73,842
Deferred federal income taxes	28,574	—
Other liabilities	401,507	393,302
Separate account liabilities	753,755	718,378

Total liabilities	17,012,828	16,677,098

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,820,166 shares	30,832	30,832
Additional paid-in capital	12,682	11,986
Accumulated other comprehensive income	175,081	117,649
Retained earnings	3,412,619	3,398,492
Treasury stock, at cost	(98,505)	(98,505)

Total American National stockholders’ equity	3,532,709	3,460,454
Noncontrolling interest	7,746	11,955

Total stockholders’ equity	3,540,455	3,472,409

Total liabilities and stockholders’ equity	$20,553,283	$20,149,507

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except for per share data)

	Three Months Ended March 31,
	2010	2009

Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance at beginning of the year	11,986	7,552
Issuance of treasury shares as restricted stock	—	841
Amortization of restricted stock	696	757

Balance as of March 31,	$12,682	$9,150

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of the year	117,649	(221,148)
Change in unrealized gains on marketable securities, net	57,273	(16,663)
Foreign exchange adjustments	159	(110)
Minimum pension liability adjustment	—	1,710

Balance as of March 31,	$175,081	$(236,211)

Retained Earnings
Balance at beginning of the year	3,398,492	3,414,946
Net income (loss) attributable to American National Insurance and Subsidiaries	34,778	(47,695)
Cash dividends to common stockholders ($0.77 and $0.77 per share)	(20,651)	(20,536)

Balance as of March 31,	$3,412,619	$3,346,715

Treasury
Balance at beginning of the year	(98,505)	(98,326)

Balance as of March 31,	$(98,505)	$(98,326)

Noncontrolling Interest
Balance at beginning of the year	11,955	8,377
Contributions	50	355
Distributions	(882)	(11)
Net income (loss) attributable to noncontrolling interest	(3,377)	(1,367)

Balance as of March 31,	$7,746	$7,354

Total Equity
Balance as of March 31,	$3,540,455	$3,059,514

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$34,778	$(47,695)

Other comprehensive income (loss), net of tax
Change in unrealized gains on marketable securities, net	57,273	(16,663)
Foreign exchange adjustments	159	(110)
Defined benefit plans adjustment	—	1,710

Total other comprehensive income (loss)	$57,432	$(15,063)

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$92,210	$(62,758)

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss) attributable to American National Insurance Company and Subsidiaries	$34,778	$(47,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on investments	(17,742)	5,387
Other-than-temporary impairments	1,245	68,074
Amortization of discounts and premiums on bonds	4,359	4,027
Net capitalized interest on policy loans and mortgage loans	(7,504)	2,483
Depreciation	11,176	7,448
Interest credited to policy account balances	94,381	81,588
Charges to policy account balances	(43,511)	(45,278)
Deferred federal income tax expense (benefit)	530	(16,248)
Deferral of policy acquisition costs	(120,690)	(117,266)
Amortization of deferred policy acquisition costs	105,807	110,489
Equity in (earnings) losses of unconsolidated affiliates	(10)	2,980
Changes in:
Policyholder funds liabilities	51,477	(29,035)
Reinsurance ceded receivables	(228)	30,211
Premiums due and other receivables	(1,211)	15,038
Accrued investment income	(1,911)	(4,432)
Current federal income taxes	9,287	(22,473)
Liability for retirement benefits	701	1,573
Prepaid reinsurance premiums	2,548	13,579
Other, net	10,148	90,369

Net cash provided by operating activities	133,630	150,819

INVESTING ACTIVITIES
Proceeds from sales of:
Bonds available-for-sale	78,146	—
Common stocks	38,767	30,436
Real estate	13,954	—
Other invested assets	2,173	714
Disposals of property and equipment	484	493
Distributions from unconsolidated affiliates	472	887
Proceeds from maturities of:
Bonds available-for-sale	77,895	66,144
Bonds held-to-maturity	68,779	247,684
Principal payments received on:
Mortgage loans	19,109	30,108
Policy loans	10,381	3,399
Purchases of investments:
Bonds available-for-sale	(72,116)	(41,812)
Bonds held-to-maturity	(181,671)	(355,643)
Common stocks	(10,758)	(14,226)
Real estate	(19,214)	(12,641)
Mortgage loans	(118,424)	(65,628)
Policy loans	(6,692)	(4,465)
Other invested assets	(11,622)	(627)
Additions to property and equipment	(1,214)	(1,096)
Contributions to unconsolidated affiliates	(2,727)	(6,919)
Net increase in short-term investments	(203,975)	(415,725)
Other, net	13,658	3,821

Net cash used in investing activities	(304,595)	(535,096)

FINANCING ACTIVITIES
Policyholders’ deposits to policy account balances	401,027	798,744
Policyholders’ withdrawals from policy account balances	(239,821)	(339,544)
Decrease in notes payable	(680)	(705)
Dividends to stockholders	(20,651)	(20,536)

Net cash provided by financing activities	139,875	437,959

NET INCREASE (DECREASE) IN CASH	(31,090)	53,682
Cash:
Beginning of the year	161,483	66,096

Balance as of March 31,	$130,393	$119,778

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
The consolidated financial statements have been prepared in conformity with (i) U.S. generally accepted accounting principles (“GAAP”) for interim financial information; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Form 10-Q. Investments in unconsolidated affiliates are shown at cost plus equity in undistributed earnings since the dates of acquisition. In addition to GAAP accounting literature, specific SEC regulation is also applied to the financial statements issued by insurance companies.
The interim consolidated financial statements and notes as of March 31, 2010 and for the three month periods ended March 31, 2010 and March 31, 2009 are unaudited. These interim financial statements reflect all adjustments which are, in the opinion of management, considered necessary for the fair presentation of the financial position, statements of income and cash flows for the interim periods. These interim financial statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. During the first quarter of 2010, American National consolidated two real estate joint ventures that were previously accounted for under the equity method of accounting. This change was due to an increase in American National’s investment in the entities, which resulted in a controlling financial interest in the entities and therefore meeting the criteria for consolidation. The consolidation of these two joint ventures does not have a material effect on the interim consolidated financial statements as of March 31, 2010.
The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported financial statement balances. Actual results could differ from those estimates. The following estimates have been identified as critical in that they involve a high degree of judgment and are subject to a significant degree of variability:
•	Other-than-temporary impairment of investment securities;
•	Deferred acquisition costs;
•	Reserves;
•	Reinsurance ceded receivables;
•	Pension and postretirement benefit plan liabilities;
•	Litigation contingencies; and
•	Federal income taxes.
As of March 31, 2010, American National’s significant accounting policies and practices remain materially unchanged from those disclosed in Note 2 of Notes to Consolidated Financial Statements incorporated within the Company’s 2009 Annual Report on Form 10-K.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification” (“ASU 2010-02”), which amends ASC 810 - Consolidations (“ASC 810”). ASU 2010-02 changed ASC 810 by excluding some dispositions of not-for-profit activities and assets sales such as in-substance real estate from its scope. This guidance also required expanded disclosures about changes in ownership of subsidiaries. ASU 2010-02 was effective for annual and interim periods that commenced at the beginning of the first reporting period ending after December 15, 2009. Accordingly, this guidance was adopted on January 1, 2010 and did not have a material effect on American National’s financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASU 2010-06 was issued to improve and expand fair value disclosures. Newly required disclosures are as follows: 1) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820; 2) provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method; and 3) provide fair value disclosures for each class of assets and liabilities. This guidance was effective for the Company for interim and annual reporting periods that began after December 15, 2009, except for the disclosure of the reconciliation of the Level 3 activities, which is effective for reporting periods that begin after December 15, 2010. Accordingly, American National adopted this guidance on January 1, 2010, except for the disclosure of the reconciliation of the Level 3 activities, which will be adopted effective January 1, 2011. Other than requiring additional disclosures, adoption of this guidance on January 1, 2010 did not have a material impact on American National’s financial statements. The portion of the guidance to be adopted on January 1, 2011 is not expected to have a material impact on American National’s financial statements.
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (“ASU 2010-09”), which amends ASC 855 — Subsequent Events (“ASC 855”). ASU 2010-09 amended ASC 855 by removing the requirement for an entity that files or furnishes financial statements with the SEC to disclose a date through which subsequent events have been evaluated in both originally issued and restated financial statements. This ASU removed potential conflicts with the SEC’s guidance. ASU 2010-09 was effective upon its issuance. Accordingly, this guidance was adopted on February 28, 2010 and did not have a material effect on American National’s financial statements.

4. INVESTMENTS
The amortized cost and estimated fair values of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
March 31, 2010	Amortized Cost	Gains	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$22,843	$203	$(35)	$23,011
States of the U.S. and political subdivisions of the states	246,002	8,040	(413)	253,629
Foreign governments	29,003	4,144	—	33,147
Corporate debt securities	6,501,202	404,562	(34,023)	6,871,741
Residential mortgage backed securities	686,358	29,861	(15,988)	700,231
Commercial mortgage backed securities	33,396	—	(23,912)	9,484
Collateralized debt securities	9,350	73	(1,066)	8,357
Other debt securities	44,510	2,755	—	47,265

Total bonds held-to-maturity	$7,572,664	$449,638	$(75,437)	$7,946,865

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,432	467	—	3,899
States of the U.S. and political subdivisions of the states	575,473	18,491	(932)	593,032
Foreign governments	5,000	1,593	—	6,593
Corporate debt securities	3,103,090	163,086	(36,495)	3,229,681
Residential mortgage backed securities	335,708	9,330	(4,774)	340,264
Collateralized debt securities	22,248	1,249	(989)	22,508
Other debt securities	14,385	436	—	14,821

Total bonds available-for-sale	$4,059,336	$194,652	$(43,190)	$4,210,798

Total debt securities	$11,632,000	$644,290	$(118,627)	$12,157,663

Marketable equity securities
Common stock:
Consumer goods	130,753	56,189	(1,241)	185,701
Energy and utilities	83,552	43,384	(964)	125,972
Finance	109,104	53,495	(642)	161,957
Healthcare	81,454	34,277	(1,206)	114,525
Industrials	58,761	39,910	(91)	98,580
Information technology	102,148	52,769	(466)	154,451
Materials	17,875	9,141	(412)	26,604
Telecommunication services	32,272	7,060	(762)	38,570
Mutual funds	44,847	7,567	(21)	52,393

Total common stock	$660,766	$303,792	$(5,805)	$958,753

Preferred stock	35,359	6,630	(3,951)	38,038

Total marketable equity securities	$696,125	$310,422	$(9,756)	$996,791

Total investments in securities	$12,328,125	$954,712	$(128,383)	$13,154,454

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2009	Amortized Cost	Gains	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,222	$183	$(58)	$21,347
States of the U.S. and political subdivisions of the states	240,403	8,619	(1,144)	247,878
Foreign governments	28,997	3,606	—	32,603
Corporate debt securities	6,390,377	327,535	(73,856)	6,644,056
Residential mortgage backed securities	693,178	24,650	(21,856)	695,972
Commercial mortgage backed securities	33,128	—	(23,941)	9,187
Collateralized debt securities	9,627	85	(1,036)	8,676
Other debt securities	44,779	2,009	(31)	46,757

Total bonds held-to-maturity	$7,461,711	$366,687	$(121,922)	$7,706,476

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,438	448	—	3,886
States of the U.S. and political subdivisions of the states	540,210	18,869	(1,044)	558,035
Foreign governments	5,000	1,188	—	6,188
Corporate debt securities	3,196,202	126,742	(69,932)	3,253,012
Residential mortgage backed securities	353,729	8,507	(6,671)	355,565
Collateralized debt securities	23,064	983	(1,553)	22,494
Other debt securities	14,401	225	(256)	14,370

Total bonds available-for-sale	$4,136,044	$156,962	$(79,456)	$4,213,550

Total debt securities	$11,597,755	$523,649	$(201,378)	$11,920,026

Marketable equity securities
Common stock:
Consumer goods	129,363	47,093	(2,336)	174,120
Energy and utilities	83,284	42,939	(1,453)	124,770
Finance	118,622	40,296	(2,174)	156,744
Healthcare	81,454	29,767	(1,100)	110,121
Industrials	58,900	28,887	(357)	87,430
Information technology	102,171	48,413	(422)	150,162
Materials	17,875	7,317	(22)	25,170
Telecommunication services	32,272	8,118	(355)	40,035
Mutual funds	59,853	6,426	(77)	66,202

Total common stock	$683,794	$259,256	$(8,296)	$934,754

Preferred stock	35,359	5,269	(4,911)	35,717

Total marketable equity securities	$719,153	$264,525	$(13,207)	$970,471

Total investments in securities	$12,316,908	$788,174	$(214,585)	$12,890,497

Debt securities
The amortized costs and estimated fair values, by contractual maturity, of debt securities at March 31, 2010, are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Bonds Held-to-Maturity		Bonds Available-for-Sale
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$240,604	$246,738	$275,313	$283,791
Due after one year through five years	3,596,945	3,820,187	1,871,414	1,952,427
Due after five years through ten years	3,045,328	3,177,847	1,342,933	1,393,658
Due after ten years	683,936	697,530	559,400	571,171

	$7,566,813	$7,942,302	$4,049,060	$4,201,047

Without single maturity date	5,851	4,563	10,276	9,751

Total	$7,572,664	$7,946,865	$4,059,336	$4,210,798

Available-for-sale securities are sold throughout the year for various reasons. Proceeds from the disposals of these securities, with the realized gains and losses, are shown below (in thousands):

	Quarter Ended
	March 31,
	2010	2009

Proceeds from sales of available-for-sale securities	$116,913	$30,436
Gross realized gains	14,483	4,018
Gross realized losses	(266)	(7,791)
There were no securities transferred from held-to-maturity to available-for-sale during the three months ended March 31, 2010.
At March 31, 2009, securities with an amortized cost of $230,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. There were no unrealized losses at the time of transfer.
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

		Estimated Fair Value
Derivatives Not Designated as	Location of Asset (Liability) Reported	March 31,	December 31,
Hedging Instruments	in the Statements of Financial Position	2010	2009

Equity indexed options	Other invested assets	$43,877	$32,801
Equity indexed annuity embedded derivative	Future policy benefits - Annuity	$(24,712)	$(22,487)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Location of Gain (Loss) Recognized	For the Three Months Ended March 31,
Hedging Instruments	in the Statements of Operations	2010	2009

Equity indexed options	Investment income	$(1,637)	$(3,857)
Equity indexed annuity embedded derivative	Policy benefits - Annuity	$283	$2,263
Unrealized gains (losses) on securities
Unrealized gains (losses) on marketable equity securities and bonds available-for-sale, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $133,539 and $79,256 as of March 31, 2010 and 2009, respectively.
The change in the net unrealized gains (losses) on investments for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Bonds available-for-sale	$73,956	$75,157
Preferred stocks	2,321	1,117
Common stocks	47,027	(31,504)
Amortization of deferred policy acquisition costs	(31,677)	(29,635)

	91,627	15,135
Provision for federal income taxes	32,000	5,297
Tax valuation allowance	—	25,000

	$59,627	$(15,162)
Change in unrealized gains (losses) of investments attributable to participating policyholders’ interest	(2,354)	(1,501)

Total	$57,273	$(16,663)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009, are summarized as follows (in thousands):

	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2010	Losses	Value	Losses	Value	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. Treasury and other U.S. government corporations and agencies	$35	$8,187	$—	$—	$35	$8,187
States of the U.S. and political subdivisions of the states	251	20,970	162	3,954	413	24,924
Corporate debt securities	5,968	284,679	28,055	483,179	34,023	767,858
Residential mortgage backed securities	1,049	37,526	14,939	146,874	15,988	184,400
Commercial mortgage backed securities	—	—	23,912	9,483	23,912	9,483
Collateralized debt securities	83	2,695	983	2,310	1,066	5,005

Total bonds held-to-maturity	$7,386	$354,057	$68,051	$645,800	$75,437	$999,857

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	635	79,976	297	10,486	932	90,462
Corporate debt securities	8,253	159,546	28,242	309,422	36,495	468,968
Residential mortgage backed securities	2,035	61,325	2,739	37,505	4,774	98,830
Collateralized debt securities	231	130	758	9,049	989	9,179

Total bonds available-for-sale	$11,154	$300,977	$32,036	$366,462	$43,190	$667,439

Total debt securities	$18,540	$655,034	$100,087	$1,012,262	$118,627	$1,667,296

Marketable equity securities
Common stock:
Consumer goods	428	6,940	813	14,158	1,241	21,098
Energy and utilities	699	10,747	265	4,495	964	15,242
Finance	501	13,174	141	3,562	642	16,736
Healthcare	544	12,958	662	5,584	1,206	18,542
Industrials	18	182	73	1,729	91	1,911
Information technology	433	9,579	33	298	466	9,877
Materials	409	3,186	3	44	412	3,230
Telecommunications services	635	4,553	127	967	762	5,520
Mutual funds	21	1,654	—	—	21	1,654

Total common stock	$3,688	$62,973	$2,117	$30,837	$5,805	$93,810

Preferred stock	1	204	3,950	16,150	3,951	16,354

Total marketable equity securities	$3,689	$63,177	$6,067	$46,987	$9,756	$110,164

Total investments in securities	$22,229	$718,211	$106,154	$1,059,249	$128,383	$1,777,460

	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2009	Losses	Value	Losses	Value	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. Treasury and other U.S. government corporations and agencies	$58	$6,387	$—	$—	$58	$6,387
States of the U.S. and political subdivisions of the states	666	24,819	478	5,849	1,144	30,668
Corporate debt securities	12,602	543,459	61,254	700,718	73,856	1,244,177
Residential mortgage backed securities	445	23,750	21,411	182,315	21,856	206,065
Commercial mortgage backed securities	—	—	23,941	9,187	23,941	9,187
Collateralized debt securities	53	2,844	983	2,310	1,036	5,154
Other debt securities	31	3,428	—	—	31	3,428

Total bonds held-to-maturity	$13,855	$604,687	$108,067	$900,379	$121,922	$1,505,066

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	520	58,622	524	18,941	1,044	77,563
Corporate debt securities	13,340	318,569	56,592	506,881	69,932	825,450
Residential mortgage backed securities	2,273	49,066	4,398	36,649	6,671	85,715
Collateralized debt securities	269	1,313	1,284	9,077	1,553	10,390
Other debt securities	256	9,947	—	—	256	9,947

Total bonds available-for-sale	$16,658	$437,517	$62,798	$571,548	$79,456	$1,009,065

Total debt securities	$30,513	$1,042,204	$170,865	$1,471,927	$201,378	$2,514,131

Marketable equity securities
Common stock:
Consumer goods	837	5,838	1,499	14,900	2,336	20,738
Energy and utilities	296	7,949	1,157	7,006	1,453	14,955
Finance	1,712	29,515	462	3,881	2,174	33,396
Healthcare	464	6,124	636	5,316	1,100	11,440
Industrials	163	2,567	194	1,678	357	4,245
Information technology	358	2,583	64	533	422	3,116
Materials	19	453	3	45	22	498
Telecommunications services	232	3,188	123	2,542	355	5,730
Mutual funds	77	4,372	—	—	77	4,372

Total common stock	$4,158	$62,589	$4,138	$35,901	$8,296	$98,490

Preferred stock	21	4,169	4,890	15,210	4,911	19,379

Total marketable equity securities	$4,179	$66,758	$9,028	$51,111	$13,207	$117,869

Total investments in securities	$34,692	$1,108,962	$179,893	$1,523,038	$214,585	$2,632,000

For all investment securities, including those securities in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an other-than-temporary impairment loss should be recorded for any securities. As of March 31, 2010, the securities above did not meet management’s criteria for other-than-temporary impairment. Even though the duration of the unrealized losses on some of the debt securities exceeds one year, American National has no intent to sell, and it is not more likely than not that American National will be required to sell these securities prior to recovery. Recovery is expected in the near term for equity securities.

Net investment income and realized investments gains (losses)
Net investment income and realized investments gains (losses), before federal income taxes, for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	Net Investment Income		Realized Investments Gains/(Losses)
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Bonds	$162,088	$151,446	$9,699	$(970)
Preferred stocks	631	938	—	(1,620)
Common stocks	5,525	5,993	6,147	(816)
Mortgage loans	39,893	31,976	—	—
Real estate	27,881	25,359	2,125	—
Options	329	—	—	—
Other invested assets	9,658	4,374	(31)	336

	246,005	220,086	17,940	(3,070)
Investment expenses	(27,794)	(26,890)		—
Increase in valuation allowances	—	—	(198)	(2,317)

Total	$218,211	$193,196	$17,742	$(5,387)

Other-than-temporary impairments
The following table summarizes other-than-temporary impairments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009

Bonds	$—	$(5,898)
Stocks	(1,245)	(61,676)
Real estate	—	(500)

Total	$(1,245)	$(68,074)

5. CREDIT RISK MANAGEMENT
American National employs a strategy to invest funds at the highest return possible commensurate with sound and prudent underwriting practices to ensure a well-diversified investment portfolio.
Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by quality rating at March 31, 2010 and December 31, 2009 is summarized as follows:

	2010	2009

AAA	11%	12%
AA+	2	2
AA	2	2
AA-	4	5
A+	8	8
A	15	14
A-	14	14
BBB+	12	13
BBB	15	16
BBB-	9	8
BB+ and below	8	6

Total	100%	100%

Common stock
American National’s common stock portfolio by market sector distribution at March 31, 2010 and December 31, 2009 is summarized as follows:

	2010	2009

Consumer goods	20%	19%
Financials	17	17
Information technology	16	16
Energy and utilities	13	13
Healthcare	12	12
Industrials	10	9
Mutual funds	5	7
Communications	4	4
Materials	3	3

Total	100%	100%

Mortgage loans and investment real estate
American National invests primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate.
Mortgage loans and investment real estate by property type distribution at March 31, 2010 and December 31, 2009 are summarized as follows:

	Mortgage Loans		Investment Real Estate
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009

Office buildings	33%	31%	12%	15%
Industrial	28	28	40	37
Shopping centers	18	19	18	19
Hotels and motels	14	15	2	2
Other	4	4	17	16
Commercial	3	3	11	11

Total	100%	100%	100%	100%

American National has a diversified portfolio of mortgage loans and real estate properties. Mortgage loans and investment real estate by geographic distribution at March 31, 2010 and December 31, 2009 are as follows:

	Mortgage Loans		Investment Real Estate
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009

West South Central	22%	22%	58%	58%
East North Central	21	20	7	8
South Atlantic	21	20	12	13
Pacific	10	10	2	2
Middle Atlantic	7	8	9	10
East South Central	6	6	7	7
Mountain	5	6	4	1
New England	4	4	—	—
West North Central	4	4	1	1

Total	100%	100%	100%	100%

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$22,843	$23,011	$21,222	$21,347
States of the U.S. and political subdivisions of the states	246,002	253,629	240,403	247,878
Foreign governments	29,003	33,147	28,997	32,603
Corporate debt securities	6,501,202	6,871,741	6,390,377	6,644,056
Residential mortgage backed securities	686,358	700,231	693,178	695,972
Commercial mortgage backed securities	33,396	9,484	33,128	9,187
Collateralized debt securities	9,350	8,357	9,627	8,676
Other debt securities	44,510	47,265	44,779	46,757

Total fixed maturities, held-to-maturity	$7,572,664	$7,946,865	$7,461,711	$7,706,476

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,899	3,899	3,886	3,886
States of the U.S. and political subdivisions of the states	593,032	593,032	558,035	558,035
Foreign governments	6,593	6,593	6,188	6,188
Corporate debt securities	3,229,681	3,229,681	3,253,012	3,253,012
Residential mortgage backed securities	340,264	340,264	355,565	355,565
Collateralized debt securities	22,508	22,508	22,494	22,494
Other debt securities	14,821	14,821	14,370	14,370

Total fixed maturities, available-for-sale	$4,210,798	$4,210,798	$4,213,550	$4,213,550

Total fixed maturities	$11,783,462	$12,157,663	$11,675,261	$11,920,026

Marketable equity securities
Common stock:
Consumer goods	185,701	185,701	174,120	174,120
Energy and utilities	125,972	125,972	124,770	124,770
Finance	161,957	161,957	156,744	156,744
Healthcare	114,525	114,525	110,121	110,121
Industrials	98,580	98,580	87,430	87,430
Information technology	154,451	154,451	150,162	150,162
Materials	26,604	26,604	25,170	25,170
Mutual funds	52,393	52,393	66,202	66,202
Telecommunication services	38,570	38,570	40,035	40,035
Preferred stock	38,038	38,038	35,717	35,717

Total marketable equity securities	$996,791	$996,791	$970,471	$970,471

Options	43,877	43,877	32,801	32,801
Mortgage loans on real estate, net of allowance	2,303,427	2,326,794	2,229,659	2,267,157
Policy loans	366,688	366,688	364,354	364,354
Short-term investments	840,798	840,798	636,823	636,823

Total financial assets	$16,335,043	$16,732,611	$15,909,369	$16,191,632

Financial liabilities:
Investment contracts	7,990,448	7,990,448	7,828,243	7,828,243
Liability for embedded derivatives of equity indexed annuities	24,712	24,712	22,487	22,487
Notes payable	73,162	73,162	73,842	73,842

Total financial liabilities	$8,088,322	$8,088,322	$7,924,572	$7,924,572

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

Some assets and liabilities do not fit the hierarchical model for determining fair value. For policy loans, the carrying amount approximates their fair value, because the policy loans cannot be separated from the policy contract. The fair value of investment contract liabilities is determined in accordance with GAAP rules on insurance products and is estimated using a discounted cash flow model, assuming the companies’ current interest rates on new products. The carrying value for these contracts approximates their fair value. The carrying amount for notes payable approximates their fair value. The following tables provide quantitative disclosures regarding fair value hierarchy measurements of our financial assets and liabilities at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurement at March 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value at	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$23,011	$—	$23,011	$—
States of the U.S. and political subdivisions of the states	253,629	—	253,373	256
Foreign governments	33,147	—	33,147	—
Corporate debt securities	6,871,741	—	6,819,913	51,828
Residential mortgage backed securities	700,231	—	697,253	2,978
Commercial mortgage backed securities	9,484	—	9,484	—
Collateralized debt securities	8,357	—	498	7,859
Other debt securities	47,265	—	47,265	—

Total fixed maturities, held-to-maturity	$7,946,865	$—	$7,883,944	$62,921

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,899	—	3,899	—
States of the U.S. and political subdivisions of the states	593,032	—	590,507	2,525
Foreign governments	6,593	—	6,593	—
Corporate debt securities	3,229,681	—	3,203,800	25,881
Residential mortgage backed securities	340,264	—	340,247	17
Collateralized debt securities	22,508	—	21,153	1,355
Other debt securities	14,821	—	14,821	—

Total fixed maturities, available-for-sale	$4,210,798	$—	$4,181,020	$29,778

Total fixed maturities	$12,157,663	$—	$12,064,964	$92,699

Marketable equity securities
Common stock:
Consumer goods	185,701	185,701	—	—
Energy and utilities	125,972	125,972	—	—
Finance	161,957	161,957	—	—
Healthcare	114,525	114,525	—	—
Industrials	98,580	98,580	—	—
Information technology	154,451	154,451	—	—
Materials	26,604	26,604	—	—
Mutual funds	52,393	52,393	—	—
Telecommunication services	38,570	38,570	—	—
Preferred stock	38,038	38,038	—	—

Total marketable equity securities	$996,791	$996,791	$—	$—

Options	43,877	—	—	43,877
Mortgage loans on real estate, net of allowance	2,326,794	—	2,326,794	—
Short-term investments	840,798	—	840,798	—

Total financial assets	$16,365,923	$996,791	$15,232,556	$136,576

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	24,712	—	—	24,712

Total financial liabilities	$24,712	$—	$—	$24,712

		Fair Value Measurement at December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,347	$—	$21,347	$—
States of the U.S. and political subdivisions of the states	247,878	—	247,878	—
Foreign governments	32,603	—	32,603	—
Corporate debt securities	6,644,056	—	6,635,387	8,669
Residential mortgage backed securities	695,972	—	692,702	3,270
Commercial mortgage backed securities	9,187	—	9,187	—
Collateralized debt securities	8,676	—	624	8,052
Other debt securities	46,757	—	46,757	—

Total fixed maturities, held-to-maturity	$7,706,476	$—	$7,686,485	$19,991

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,886	—	3,886	—
States of the U.S. and political subdivisions of the states	558,035	—	558,035	—
Foreign governments	6,188	—	6,188	—
Corporate debt securities	3,253,012	—	3,238,004	15,008
Residential mortgage backed securities	355,565	—	355,548	17
Collateralized debt securities	22,494	—	21,138	1,356
Other debt securities	14,370	—	14,370	—

Total fixed maturities, available-for-sale	$4,213,550	$—	$4,197,169	$16,381

Total fixed maturities	$11,920,026	$—	$11,883,654	$36,372

Marketable equity securities
Common stock:
Consumer goods	174,120	174,120	—	—
Energy and utilities	124,770	124,770	—	—
Finance	156,744	156,744	—	—
Healthcare	110,121	110,121	—	—
Industrials	87,430	87,430	—	—
Information technology	150,162	150,162	—	—
Materials	25,170	25,170	—	—
Mutual funds	66,202	66,202	—	—
Telecommunication services	40,035	40,035	—	—
Preferred stock	35,717	35,123	—	594

Total marketable equity securities	$970,471	$969,877	$—	$594

Options	32,801	—	—	32,801
Mortgage loans on real estate, net of allowance	2,267,157	—	2,267,157	—
Short-term investments	636,823	—	636,823	—

Total financial assets	$15,827,278	$969,877	$14,787,634	$69,767

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	22,487	—	—	22,487

Total financial liabilities	$22,487	$—	$—	$22,487

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances, is as follows (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs
Level 3 Totals

Beginning balance — January 1, 2010	$47,280
Net loss included in other comprehensive income	(25)
Net loss for derivatives included in net investment income	(1,477)
Purchases, sales, and settlements of derivatives (net)	59,013
Transfers into Level 3	13,319
Transfers out of Level 3	(6,246)

Ending balance — March 31, 2010	$111,864

There were no material amounts in unrealized losses or gains for the three months ended March 31, 2010 of Level 3 financial instruments.
The transfers into Level 3 were the result of new securities purchased not being priced by the third-party pricing service. In accordance with American National’s pricing methodology, these securities are being valued with similar techniques as the pricing service; however, the Company developed data is used in the process, which results in unobservable inputs, and a corresponding transfer into Level 3.
The transfers out of level 3 were securities now being priced by a third-party service, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.
There were no significant transfers between Levels 1 and 2.
7. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums for the three months ended March 31, 2010 are summarized as follows (in thousands):

	Life	Accident	Property
	& Annuity	& Health	& Casualty	Total

Balance at December 31, 2009	$1,114,491	$69,853	$146,637	$1,330,981

Additions	49,252	4,343	67,098	120,693
Amortization	(32,385)	(6,255)	(67,170)	(105,810)
Effect of change in unrealized losses on available-for-sale securities	(31,677)	—	—	(31,677)

Net changes	(14,810)	(1,912)	(72)	(16,794)

Balance at March 31, 2010	$1,099,681	$67,941	$146,565	$1,314,187

Premiums for the three months ended:
2010 Premiums	$109,797	$68,424	$286,472	$464,693

2009 Premiums	$107,306	$79,922	$292,489	$479,717

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.
Acquisitions relate to the purchase of various insurance portfolios under assumption reinsurance agreements.
All amounts for the present value of future profits resulting from the acquisition of life insurance portfolios have been accounted for in accordance with ASC 944-20-99-2 and are immaterial in all periods presented.

8. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Activity in the liability for accident and health and property and casualty unpaid claims and claim adjustment expenses is summarized as shown below (in thousands):

	2010	2009

Balance at January 1	$1,224,211	$1,310,272
Less reinsurance recoverables	279,987	377,692

Net beginning balance	944,224	932,580

Incurred related to:
Current	316,046	302,953
Prior years	(37,372)	(4,223)

Total incurred	278,674	298,730

Paid related to:
Current	123,483	111,393
Prior years	135,419	171,893

Total paid	258,902	283,286

Net balance at March 31	963,996	948,024
Plus reinsurance recoverables	267,884	350,359

Balance at March 31	$1,231,880	$1,298,383

The balances at March 31 are included in policy and contract claims in the consolidated statements of financial position.
The potential uncertainty generated by volatility in loss development profiles is adjusted for through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown redundancies for the last several year-ends as a result of losses emerging favorably compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred losses and loss adjustment expenses attributable to insured events of prior years decreased by approximately $37,000,000 in the first quarter of 2010 and $4,000,000 in 2009.
9. NOTES PAYABLE
At March 31, 2010, and December 31, 2009 American National’s real estate holding companies were partners in affiliates that had notes payable to third-party lenders totaling $73,162,000 and $73,842,000, respectively. These notes have interest rates ranging from 5.95% to 8.07% and maturities from 2010 to 2020. Each of these notes is secured by the real estate owned through the respective affiliated entity, and American National’s liability for these notes is limited to the amount of its investment in the respective affiliate, which totaled $33,456,000 and $33,265,000 at March 31, 2010 and December 31, 2009, respectively.
10. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate of the companies to the statutory federal income tax rate as of March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2010		2009
	Amount	Rate	Amount	Rate
Income tax (benefit) on pre-tax income	$14,935	35.0%	$(26,873)	35.0%
Tax-exempt investment income	(2,310)	(5.4)	(2,323)	3.0
Dividend exclusion	(1,493)	(3.5)	(4,730)	6.2
Miscellaneous tax credits, net	(1,734)	(4.1)	(1,551)	2.0
Other items, net	695	1.6	4,454	(5.8)

	$10,093	23.6%	$(31,023)	40.4%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31,	December 31,
	2010	2009
DEFERRED TAX ASSETS:
Marketable securities, principally due to impairment losses	$107,862	$109,650
Investment in real estate and other invested assets, principally due to investment valuation allowances	16,110	18,315
Policyholder funds, principally due to policy reserve discount	216,054	211,547
Policyholder funds, principally due to unearned premium reserve	32,581	31,312
Non-qualified pension	29,144	29,109
Participating policyholders’ surplus	29,179	28,505
Pension	35,287	35,228
Commissions and other expenses	16,270	16,209
Tax carryforwards	7,935	8,666
Other assets	9,230	5,952

Gross deferred tax assets	$499,652	$494,493
Valuation allowance	(400)	(400)

Net deferred tax assets	499,252	494,093

DEFERRED TAX LIABILITIES:
Marketable securities, principally due to net unrealized gains	(157,985)	(114,861)
Investment in bonds, principally due to accrual of discount on bonds	(13,964)	(13,426)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(350,067)	(356,014)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(5,810)	(4,758)

Gross deferred tax liabilities	(527,826)	(489,059)

Total net deferred tax asset (liability)	$(28,574)	$5,034

Management believes that a sufficient level of taxable income will be achieved to utilize the net deferred tax assets of the companies in the consolidated federal tax return. However, a valuation allowance has been established for one company that files a stand-alone federal tax return. The valuation allowance is not material to the Consolidated Statements of Financial Position. Also, if not utilized beforehand, American National has approximately $1,253,000 in deferred tax assets resulting from capital loss carryforwards that will expire at the end of tax year 2015 and approximately $6,682,000 in deferred tax assets resulting from ordinary loss carry forwards that will expire at the end of tax year 2030.
In accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes”, American National maintained a reserve for unrecognized tax benefits in 2008. The reserve was removed during 2009 because the tax was fully settled. The reserve was included in the “Other Liabilities” line in the Consolidated Statements of Financial Position as of December 31, 2008. The change in the reserve is as follows (in thousands):

	March 31,	December 31,
	2010	2009
UNRECOGNIZED TAX POSITIONS:
Balance at beginning of year	—	1,054
Tax positions related to prior years	—	—
Current year tax positions	—	—
Settlements during the year	—	(1,054)
Lapse in statute of limitations	—	—

Balance at end of year	—	—

American National recognizes interest expense and penalties related to uncertain tax positions. Interest expense and penalties are included in the “Other operating costs and expenses” line in the Consolidated Statements of Operations. However, no interest expense was incurred as of March 31, 2010 or December 31, 2009. Also, no provision for penalties was established for uncertain tax positions.
Management does not believe that there are any unrecognized tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.
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

	Before Federal	Federal Income	Net of Federal
	Income Tax	Tax Expense	Income Tax
March 31, 2010
Unrealized gains	$123,304	$75,362	$47,942
Reclassification adjustment for net gain/(loss) realized in net income/(loss)	14,355	5,024	9,331

Net unrealized gain/(loss) component of comprehensive income	$137,659	$80,386	$57,273

March 31, 2009
Unrealized losses	$44,770	$15,212	$29,558
Reclassification adjustment for net gain/(loss) realized in net income/(loss)	(71,109)	(24,888)	(46,221)

Net unrealized gain/(loss) component of comprehensive loss	$(26,339)	$(9,676)	$(16,663)

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated were as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	4,012,283	4,012,283	4,012,283
Restricted shares	261,334	261,334	321,334

Unrestricted outstanding shares	26,558,832	26,558,832	26,498,832

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

The plan provides for the award of Restricted Stock. Restricted Stock Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Eight awards of restricted stock have been granted, with a total of 340,334 shares granted at an exercise price of zero. These awards result in compensation expense to American National over the vesting period. The amount of compensation expense recorded was $673,000 for the three months ended March 31, 2010 and $757,000 for the three months ended March 31, 2009.
The plan provides for the award of Stock Appreciation Rights (SAR). The SAR’s give the holder the right to compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the average of the high and low price on the last trading day of the period to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $970,000 and $1,613,000 at March 31, 2010 and December 31, 2009, respectively. Compensation expense (income) was recorded totaling $(445,000) and $1,997,000 for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.
The plan provides for the award of Restricted Stock Units (“RSU”). RSUs may be awarded as a result of an officer’s achieving the objectives of a performance based incentive compensation plan. To date, no RSUs have been issued, but American National’s Board of Directors has authorized the award of RSUs to certain officers based on the achievement of 2009 performance objectives. The RSUs vest after two years when they will be converted to American National’s common stock on a one for one basis. The fair value of the RSUs was estimated at their respective dates of grant using the Black-Scholes option-pricing model. The expected term is based on the vesting period of two years. Expected volatility is based on the historical volatility of American National’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of the grant. For the three months ended March 31, 2010, the RSUs were valued assuming a risk-free rate of 0.8%, volatility of 80.7% and expected life of two years. The amount of compensation expense recorded was $23,000 for the three months ended March 31, 2010.
SAR and Restricted Stock (RS) information for March 31, 2010 and December 31, 2009 and 2008 are as follows:

		SAR Weighted-		RS Weighted-
		Average Price		Average Price
	SAR Shares	per Share	RS Shares	per Share

Outstanding at December 31, 2008	189,532	$107.44	339,001	$3.28

Granted	2,999	66.76	1,333	—
Exercised	(18,184)	92.50	(79,000)	—
Forfeited	(12,898)	105.46	—	—

Outstanding at December 31, 2009	161,449	$108.53	261,334	$—

Granted	—	—	—	—
Exercised	(8,300)	94.53	—	—
Forfeited	(350)	115.34	—	—

Outstanding at March 31, 2010	152,799	$109.27	261,334	$—

The weighted-average contractual remaining life for the 152,799 SAR shares outstanding as of March 31, 2010, is 6.9 years. The weighted-average exercise price for these shares is $109.27 per share. Of the shares outstanding, 58,250 are exercisable at a weighted-average exercise price of $104.52 per share.
The weighted-average contractual remaining life for the 261,334 Restricted Stock shares outstanding as of March 31, 2010, is 5.3 years. The weighted-average exercise price for these shares is $0 per share. None of the shares outstanding was exercisable.
The weighted-average contractual remaining life for the 10,230 Restricted Stock Units authorized as of March 31, 2010, is 2 years. The weighted-average exercise price for these units is $52.54 per share. None of the authorized units are exercisable.

Earnings (loss) per share
Basic earnings (loss) per share was calculated using a weighted average number of shares outstanding of 26,558,832 at March 31, 2010, 26,528,832 at December 31, 2009 and 26,498,832 at March 31, 2009. The Restricted Stock resulted in diluted earnings per share as follows for the periods indicated.

	March 31,	December 31,	March 31,
	2010	2009	2009

Weighted average shares outstanding	26,558,832	26,528,832	26,498,832
Incremental shares from restricted stock	93,378	68,644	108,084

Total shares for diluted calculations	26,652,210	26,597,476	26,606,916
Net income (loss) attributable to American National Insurance Company and Subsidiaries	34,778,000	15,625,000	(47,695,000)
Diluted earnings (losses) per share	$1.30	$0.59	$(1.80)

Dividends
American National’s payment of dividends to stockholders is restricted by statutory regulations. Generally, the restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At March 31, 2010 and December 31, 2009 American National’s statutory capital and surplus was $1,875,251,000 and $1,892,467,000, respectively.
Generally, the same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by American National from its non-insurance subsidiaries amounted to $0 for the three months ended 2010, and $5,000,000 in 2009.
At March 31, 2010 approximately $1,376,328,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to $1,406,599,000 at December 31, 2009. Any transfer of these net assets to American National would be subject to statutory restrictions and approval.
Noncontrolling interests
American National County Mutual Insurance Company (County Mutual) is a mutual insurance company that is owned by its policyholders. However, County Mutual has a management agreement, which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interest that the policyholders of County Mutual have in the financial position of County Mutual is reflected as noncontrolling interest totaling $6,750,000 at March 31, 2010 and December 31, 2009.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net liability of $996,000 and $5,205,000 at March 31, 2010 and December 31, 2009, respectively.
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

The following tables summarizes American National’s key financial measures used by the chief operating decision makers, including operating results and allocation of assets as of and for the three months ended March 31, 2010 and 2009 (in thousands):

				Property &	Corporate &
March 31, 2010	Life	Annuity	Health	Casualty	Other	TOTAL

Premiums and Other Revenues:
Premiums	$69,445	$40,352	$68,424	$286,472	—	$464,693
Other policy revenues	41,086	3,910	—	—	—	44,996
Net investment income	55,974	118,652	3,884	17,519	22,182	218,211
Other income	837	(1,399)	2,336	2,038	4,077	7,889

Total operating revenues	167,342	161,515	74,644	306,029	26,259	735,789

Realized gains/(losses) on investments	—	—	—	—	16,497	16,497

Total revenues	167,342	161,515	74,644	306,029	42,756	752,286

Benefits, Losses and Expenses:
Policy benefits	72,538	47,695	52,839	235,184	—	408,256
Interest credited to policy account balances	14,692	79,670	—	19	—	94,381
Commissions for acquiring and servicing policies	19,708	24,693	9,753	52,722	1	106,877
Other operating costs and expenses	43,392	14,605	12,139	30,666	14,184	114,986
Decrease (increase) in deferred policy acquisition costs	(2,610)	(14,257)	1,912	72	—	(14,883)

Total benefits, losses and expenses	147,720	152,406	76,643	318,663	14,185	709,617

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$19,622	$9,109	$(1,999)	$(12,634)	$28,571	$42,669

				Property &	Corporate &
March 31, 2009	Life	Annuity	Health	Casualty	Other	TOTAL

Premiums and Other Revenues:
Premiums	$70,090	$37,216	$79,922	$292,489	—	$479,717
Other policy revenues	40,194	3,486	—	—	—	43,680
Net investment income	55,289	99,832	4,025	16,818	17,232	193,196
Other income	869	(732)	2,928	2,030	3,770	8,865

Total operating revenues	166,442	139,802	86,875	311,337	21,002	725,458

Realized gains/(losses) on investments	—	—	—	—	(73,461)	(73,461)

Total revenues	166,442	139,802	86,875	311,337	(52,459)	651,997

Benefits, Losses and Expenses:
Policy benefits	73,949	43,657	64,067	248,074	—	429,747
Interest credited to policy account balances	14,006	67,582	—	—	—	81,588
Commissions for acquiring and servicing policies	21,802	26,244	12,883	51,986	—	112,915
Other operating costs and expenses	47,085	13,777	15,703	27,764	6,831	111,160
Decrease (increase) in deferred policy acquisition costs	(99)	(12,048)	2,462	3,052	—	(6,633)

Total benefits, losses and expenses	156,743	139,212	95,115	330,876	6,831	728,777

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$9,699	$590	$(8,240)	$(19,539)	$(59,290)	$(76,780)

14. COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of operations, the company also had commitments outstanding at March 31, 2010, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $141,324,000, of which $123,323,000 is expected to be funded in 2010. The remaining balance of $18,001,000 will be funded in 2011 and beyond. As of March 31, 2010, all of the mortgage loan commitments have interest rates that are fixed.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loan. However, since the cash value of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on the guarantees. The total amount of the guarantees outstanding as of March 31, 2010, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $213,754,000.
Litigation
As previously reported, American National was a defendant in a lawsuit related to the alleged inducement of another company’s insurance agents to become agents of American National (Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company v. American National Insurance Company et al., U.S. District Court for the District of Utah, filed July 23, 2003). Plaintiffs initially alleged that American National improperly induced agents to leave Plaintiffs and join American National, asserting claims against American National for inducing one of Plaintiffs’ managers to breach duties allegedly owed to Plaintiffs as well as claims against American National for misappropriation of trade secrets, tortious interference with contractual relationships, business disparagement, libel, defamation, civil conspiracy, unjust enrichment and unfair competition. By the time of trial, some claims had been dismissed; however, Plaintiffs’ surviving claims continued to allege that their damages from the wrongful conduct exceeded $3.9 million, and Plaintiffs also sought punitive damages. The jury reached a verdict adverse to American National, and the court reduced the amount of such verdict as to American National to approximately $7.1 million. An appeal has been taken to the Tenth Circuit. American National has accrued an appropriate amount for resolution of this case, including attorneys’ fees, and believes that any additional amounts necessary will not be material to the financial statements.
As previously reported, American National is a defendant in a putative class action lawsuit wherein the Plaintiff proposes to certify a class of persons who purchased certain American National proprietary deferred annuity products (Rand v. American National Insurance Company, U.S. District Court for the Northern District of California, filed February 12, 2009). Plaintiff alleges that American National violated the California Insurance, Business & Professions, Welfare & Institutions, and Civil Codes through its fixed and equity indexed deferred annuity sales and marketing practices. Plaintiff seeks statutory penalties, restitution, interest, penalties, attorneys’ fees, punitive damages and injunctive relief in an unspecified amount. American National believes that it has meritorious defenses; however, no prediction can be made as to the probability or remoteness of any recovery against American National.
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

15. RELATED PARTY TRANSACTIONS
American National has entered into recurring transactions and agreements with certain related parties as a part of its ongoing operations. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, legal services, and insurance contracts. The impact on the consolidated financial statements of the significant related party transactions as of March 31, 2010 and December 31, 2009, is shown below (in thousands):

		Three Months Ended
Related Party	Financial Statement Line Impacted	March 31, 2010

Gal-Tex Hotel Corporation	Mortgage loans on real estate	$11,653
Gal-Tex Hotel Corporation	Investment income	213
Gal-Tex Hotel Corporation	Other operating costs and expenses	52
Gal-Tex Hotel Corporation	Accident and health premiums	20
Moody Insurance Group, Inc.	Commissions	915
Moody Insurance Group, Inc.	Other operating costs and expenses	29
National Western Life Ins. Co.	Accident and health premiums	42
National Western Life Ins. Co.	Other operating costs and expenses	240
Moody Foundation	Accident and health premiums	85
Greer, Herz and Adams, LLP	Other operating costs and expenses	2,733

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for the three months ended March 31, 2010 and 2009 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company” ). Such information should be read in conjunction with our consolidated financial statements together with the notes to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements contained herein are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
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
We describe these risks and uncertainties in greater detail in Item IA, Risk Factors, in our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010. It has never been a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.
Overview
American National Insurance Company has more than 100 years of experience. We have maintained our home office in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities, and property and casualty; however, we also offer pension services and limited health insurance. Within our property and casualty business, we offer insurance for personal lines, agribusiness, and targeted commercial exposures. We provide personalized service to approximately eight million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa. Our total assets and stockholders’ equity as of March 31, 2010 were $20.5 billion and $3.5 billion, respectively, and at December 31, 2009 were $20.1 billion and $3.5 billion, respectively.
General Trends
There were no material changes to the general trends we are experiencing, as discussed in the MD&A included in our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010.

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
For a discussion of the critical accounting estimates, see the MD&A in our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010. There were no material changes in accounting policies from December 31, 2009.
Recently Issued Accounting Pronouncements
Refer to Item 1, Note 3 of Notes to the Consolidated Financial Statements for a discussion on “Adoption of New Accounting Standards.”

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2010 and 2009. For a discussion of our segment results, see Results of Operations and Related Information by Segment. The following table sets forth the consolidated results of operations (in thousands, except percentages):

	Three Months Ended March 31,		Change Over Prior Year
	2010	2009	amount	percentage
Premiums and other revenues:
Premiums	$464,693	$479,717	$(15,024)	(3.1)
Other policy revenues	44,996	43,680	1,316	3.0
Net investment income	218,211	193,196	25,015	12.9
Realized investments gains (losses), net	16,497	(73,461)	89,958	(122.5)
Other income	7,889	8,865	(976)	(11.0)

Total revenues	752,286	651,997	100,289	15.4

Benefits, losses and expenses:
Policy benefits	408,256	429,747	(21,491)	(5.0)
Interest credited to policy account balances	94,381	81,588	12,793	15.7
Commissions	106,877	112,915	(6,038)	(5.3)
Other operating costs and expenses	114,986	111,160	3,826	3.4
Change in deferred policy acquisition costs	(14,883)	(6,633)	(8,250)	124.4

Total benefits and expenses	709,617	728,777	(19,160)	(2.6)

Income (loss) before other items and federal income taxes	$42,669	$(76,780)	$119,449	(155.6)

Consolidated revenues increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to increases in net investment income and realized investment gains as a result of improving financial market conditions, partially offset by an overall decrease in premiums.
Consolidated benefits and expenses decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a decrease in policy benefits in our Property and Casualty and Health lines and a decrease in commissions as a result of an overall decrease in premiums. This was offset by an increase in interest credited to policy account balances due to greater returns earned during the period as a result of improving financial market conditions.

Results of Operations and Related Information by Segment
Life
The Life segment markets traditional life insurance products such as whole life and term life, and interest sensitive life insurance products such as universal life, variable universal life and indexed universal life. These products are marketed on a nationwide basis through employee agents, multiple line agents, independent agents and brokers and direct marketing channels.
Life segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change Over Prior Year
	2010	2009	amount	percentage
Revenues:
Premiums	$69,445	$70,090	$(645)	(0.9)
Other policy revenues	41,086	40,194	892	2.2
Net investment income	55,974	55,289	685	1.2
Other income	837	869	(32)	(3.7)

Total revenues	167,342	166,442	900	0.5

Benefits, losses and expenses:
Policy benefits	72,538	73,949	(1,411)	(1.9)
Interest credited to policy account balances	14,692	14,006	686	4.9
Commissions	19,708	21,802	(2,094)	(9.6)
Other operating costs and expenses	43,392	47,085	(3,693)	(7.8)
Change in deferred policy acquisition costs	(2,610)	(99)	(2,511)	2,536.4

Total benefits, losses and expenses	147,720	156,743	(9,023)	(5.8)

Income before other items and federal income taxes	$19,622	$9,699	$9,923	102.3

For the three months ended March 31, 2010, earnings increased compared to the same period in 2009. The overall increase in earnings we experienced in 2010 can be primarily attributed to lower other operating costs and expenses due to decreases in Sarbanes-Oxley and SEC registration related consulting fees as well as back-office expenses, a decrease in DAC amortization expense resulting from lower terminations of life policies, and lower policy benefits costs due to more favorable mortality experience.
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
Premiums remained relatively flat for the three months ended March 31, 2010 compared to the same period in 2009.
Other Policy Revenues
Other policy revenues include mortality charges, earned policy service fees, and surrender charges on interest sensitive life insurance policies. These charges increased for the three months ended March 31, 2010 compared to 2009 primarily due to higher policy service fees.

Net Investment Income
Net investment income increased slightly for the three months ended March 31, 2010 compared to 2009. The increase was the result of a modest increase in the reserves available to invest which was partially offset by a small dip in the yield rates earned.
Non-interest sensitive life products, such as whole life and term life policies, cannot be adjusted to reflect a change in earned investment rates. In a low interest rate environment, the effect of this lower yield earned directly impacts earnings. On the other hand, a sharp spike in interest rates can affect policy persistency as policyholders are motivated to seek higher interest rates available to “new money”.
Policy Benefits
Policy benefits include death claims, surrenders and other benefits paid to traditional whole life and term life policyholders (net of reserves released on terminated policies), reserve increases on existing life policies (reflecting the portion of revenues actuarially determined to be set aside to provide for benefit guarantees in future periods), claim benefits in excess of account balances returned to interest sensitive life policyholders, and interest credited on account balances.
Benefits decreased slightly for the three months ended March 31, 2010 compared to 2009. The decrease was primarily the result of lower policy benefits costs due to more favorable mortality experience on our life insurance policies.
Commissions
Commissions decreased for the three months ended March 31, 2010 compared to 2009. The decrease was partially attributable to the slight decrease in premiums earned.
Other Operating Costs and Expenses
Other operating costs and expenses decreased for the three months ended March 31, 2010 compared to 2009. The decrease was primarily due to decreases in Sarbanes-Oxley and SEC registration related consulting fees as well as back-office expenses.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2010	2009	amount	percentage

Acquisition cost capitalized	$18,098	$18,323	$(225)	(1.2)
Amortization of DAC	(15,488)	(18,224)	2,736	(15.0)

Change in deferred policy acquisition costs (1)	$2,610	$99	$2,511	2,536.4

(1)	A positive amount represents the net amount deferred to future periods and therefore, a reduction to expenses in the current period.
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
Acquisition costs capitalized remained relatively flat for the three months ended March 31, 2010 compared to 2009. DAC amortization expense decreased as a result of lower terminations of life policies.

An increase in the lapse rate would cause acceleration in DAC amortization; therefore, the lapse rate is an important measure of the Life segment’s performance. The average annualized lapse/surrender rates in the Life segment were 9.9% and 11.2% for the three months ended March 31, 2010 and 2009, respectively. These combined rates reflect both first year and renewal business. First year lapse rates are typically much higher on traditional life business than in later years. In general, stable or lower lapse rates are important toward maintaining profitability of the Life segment, as higher lapse rates will reduce the average life expectancy of the in-force block of business and could result in acceleration in the amortization of DAC.
Although difficult to quantify, there is generally some correlation between recessionary economic conditions and high termination rates on life insurance policies. Therefore, the lower termination rates for 2010 may be due in part to the improvement in the general economic conditions from a year ago.
Policy in-force information
The following tables summarize changes in the Life segment’s in-force amounts and policy counts (dollar amounts in thousands):

	Three Months Ended March 31,		Change
	2010	2009	amount	percentage
Life insurance in-force:
Traditional life	$45,166,506	$46,124,275	$(957,769)	(2.1)
Interest sensitive life	24,217,790	23,351,121	866,669	3.7

Total life insurance in-force	$69,384,296	$69,475,396	$(91,100)	(0.1)

	Three Months Ended March 31,		Change Over Prior Years
	2010	2009	amount	percentage
Number of policies:
Traditional life	2,321,841	2,418,838	(96,997)	(4.0)
Interest sensitive life	174,718	173,835	883	0.5

Total number of policies	2,496,559	2,592,673	(96,114)	(3.7)

There was a slight percentage decrease in total life insurance in-force for the three months ended March 31, 2010 when compared to 2009. The aggregate of the face amount on new policies issued is offset by the aggregate of the face amount of older policies terminated by death, lapse, or surrender, which has resulted in an insignificant net change in the total life insurance in-force.
The decreasing trend in our policy count is attributable to new business activity being comprised of fewer, but larger face-value policies.

Annuity
We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, and multiple line and employee agents. Segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change Over Prior Year
	2010	2009	amount	percentage
Revenues:
Premiums	$40,352	$37,216	$3,136	8.4
Other policy revenues	3,910	3,486	424	12.2
Net investment income	118,652	99,832	18,820	18.9
Other income	(1,399)	(732)	(667)	91.1

Total revenues	161,515	139,802	21,713	15.5

Benefits, losses and expenses:
Policy benefits	47,695	43,657	4,038	9.2
Interest credited to policy account balances	79,670	67,582	12,088	17.9
Commissions	24,693	26,244	(1,551)	(5.9)
Other operating costs and expenses	14,605	13,777	828	6.0
Change in deferred policy acquisition costs	(14,257)	(12,048)	(2,209)	18.3

Total benefits, losses and expenses	152,406	139,212	13,194	9.5

Income before other items and federal income taxes	$9,109	$590	$8,519	1,443.9

Earnings increased for the three months ended March 31, 2010 compared to 2009 due to a number of factors. The contributing factors were an increase in interest spread due to both higher policyholder account balances as a result of growth in the block of business as well as lower average credited rates and a decrease in the DAC amortization expense resulting from a reduction in surrenders.
Premiums
Annuity premium and deposit amounts received during the three months ended March 31, 2010 and 2009 are shown in the table below (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2010	2009	amount	percentage

Fixed deferred annuity	$190,275	$564,016	$(373,741)	(66.3)
Equity indexed deferred annuity	124,164	23,397	100,767	430.7
Single premium immediate annuity	40,974	38,250	2,724	7.1
Variable deferred annuity	25,627	21,966	3,661	16.7

Total	381,040	647,629	(266,589)	(41.2)

Less: policy deposits	(340,688)	(610,413)	269,725	(44.2)

Total earned premiums	$40,352	$37,216	$3,136	8.4

Amounts received on single premium immediate annuities are classified as premiums and are taken immediately into income. Amounts received from fixed deferred annuity policyholders and equity indexed annuity policyholders are classified as deposits and are not immediately taken into income. Fees assessed against variable annuity policyholder funds are reported as income.

Fixed deferred annuity receipts decreased for the three months ended March 31, 2010 compared to 2009. The decrease in sales of our fixed annuity products is a result of the comparison to abnormally high sales in the first quarter of 2009 due to a ”flight to safety” related to the credit crisis of late 2008.
Equity indexed annuity premiums increased as a result of certain annuitants accepting some exposure to volatility in the pursuit of potentially higher returns. Equity indexed annuities allow policyholders to participate in equity returns while also having certain downside protection resulting from the guaranteed minimum returns defined in the product.
Single premium immediate annuities increased for the three months ended March 31, 2010 compared to 2009. The increase in sales is a direct result of consumers’ search for a more stable retirement income. We believe this upward trend will continue as more investors nearing retirement will opt for the guaranteed income provided by Single Premium Immediate Annuity contracts.
Variable annuity products are a relatively small portion of our annuity portfolio. Variable deferred annuity premiums and deposits increased slightly for the three months ended March 31, 2010 compared to 2009.
Other Policy Revenues
Other policy revenues include surrender charges, variable annuity management and expense fees, other expense charges, and charges for riders on deferred annuities. Other policy revenues increased for the three months ended March 31, 2010 compared to 2009. The increase is primarily a result of an increase in variable annuity mortality and expense charges due to higher policyholder account balances as well as a slight increase in surrender charge revenue.
Net Investment Income
Net investment income, which is a key component of the profitability of the Annuity segment, increased for the three months ended March 31, 2010 compared to 2009. The increase was largely due to an increase in the asset base, brought about by an increase in the volume of in-force fixed deferred annuity account balances. In 2010, our fixed deferred annuity account values rose by $1.0 billion to $8.3 billion compared to $7.3 billion at March 31, 2009. Investment yields earned in the three months ended March 31, 2010 were relatively consistent with those earned in the like period of 2009.
Also contributing to the increase in net investment income was the positive change in realized and unrealized gain/(loss) on call option derivatives in the amount of $2.2 million. Realized and unrealized gains or losses on the derivative hedge portfolio are recognized in earnings as net investment income. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative. The gain or loss on the embedded option is recognized in earnings as interest credited to policy account balances.
The following table details the gain or loss on derivatives related to equity indexed annuities (in thousands):

	Three Months Ended March 31,		Change
	2010	2009	2009

Derivative gain/(loss) included in net investment income	$(1,637)	$(3,857)	$2,220

Embedded derivative gain/(loss) included in interest credited	$283	$2,263	$(1,980)

The derivative gain/(loss) included in net investment income is offset by the embedded derivative gain/(loss) included in interest credited. See the discussion in the interest credited section for further details.
Interest Spread and Account Values
We evaluate the performance of our Annuity segment primarily based on interest spreads. Interest spread is the difference between investment income on assets supporting the product lines and benefits credited to policyholders, including interest credited to deferred annuities and reserve change on immediate annuities. In determining interest spread, deferred sales inducements, such as first-year interest bonuses, are excluded from the interest credited measurement. The variable annuity spread is equal to the mortality and expense charge assessed against policyholder funds.

The table below shows the interest spreads for our annuity products (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009
Fixed deferred annuity
Interest spread (excluding first year sales inducements):
Dollar amount	$33,473	$27,867
Annualized rate	1.62%	1.57%

Variable deferred annuity
Mortality and expense charge:
Dollar amount	$1,186	$893
Annualized rate	1.16%	1.18%

Single premium immediate annuity (SPIA)
Gross interest and mortality margins:
Dollar amount	$1,401	$1,295
Annualized rate	0.68%	0.73%

Total annuity:
Gross interest margins including SPIA mortality:
Dollar amount	$36,060	$30,055
Annualized rate	1.57%	1.52%
The profits on fixed deferred annuity contracts and single premium immediate annuities are driven by interest spreads and, to a lesser extent, other policy fees. When determining crediting rates for fixed deferred annuities, the Company considers current investment yields in setting new money crediting rates and looks at average portfolio yields when setting renewal rates. Similarly, in pricing immediate annuity premium rates, the Company also evaluates expected long-term investment yields. In setting rates, the Company takes into account target spreads established by pricing models while also factoring in price levels needed to maintain a competitive position. Target interest spreads vary by product depending on attributes such as interest bonus, interest guarantee term, and length of surrender charge period.
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
Interest spread on fixed deferred annuities increased in the three months ended March 31, 2010 compared to 2009 primarily due to 16.4% growth in the block of business which resulted in higher average policyholder account balances. Lower average credited rates also contributed to the increase.
A portion of the variable deferred annuity policies in the table above include guaranteed minimum death benefits. The total account value related to variable deferred annuity policies with guaranteed minimum death benefit features was $67.7 million and $54.6 million as of March 31, 2010 and 2009, respectively.
We are subject to equity market volatility related to these guaranteed minimum death benefits. We use reinsurance to mitigate the mortality exposure associated with such benefits. Our maximum guaranteed minimum death benefit exposure, before reinsurance, which represents the total exposure in the event that all annuitants die, was $5.0 million and $20.5 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The decrease in the guaranteed minimum death benefit amount at risk in the first quarter of 2010 compared to the same period of 2009 was due to the partial recovery in the equity market from the 2008 market downturn.

Account Values: In addition to interest margins, we monitor account values and changes in account values as a key indicator of the performance of our Annuity segment. The table below shows the account values and the changes in these values as a result of net inflows and outflows, fees, interest credited and market value changes for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Fixed deferred annuity:
Account value, beginning of period	$8,151,366	$6,918,365
Net inflows/(outflows)	115,095	275,324
Fees	(2,671)	(2,596)
Interest credited	81,139	67,025

Account value, end of period	$8,344,929	$7,258,118

Variable deferred annuity:
Account value, beginning of period	$400,624	$309,011
Net inflows	4,198	4,433
Fees	(1,187)	(893)
Change in market value and other	16,251	(14,847)

Account value, end of period	$419,886	$297,704

Single premium immediate annuity:
Reserve, beginning of period	$820,295	$701,141
Net inflows/(outflows)	9,109	2,632
Interest and mortality	9,362	7,873

Reserve, end of period	$838,766	$711,646

Fixed Deferred Annuity: Account values associated with fixed deferred annuities increased $193.6 million during the first quarter of 2010. Account values increased $339.8 million during the same period last year. The growth in 2010 was lower due to lower sales.
Variable Deferred Annuity: Variable annuity account values increased $19.3 million during the first quarter of 2010 versus a decrease of $11.3 million during the first quarter of 2009. The growth in 2010 was largely due to market appreciation, whereas the decrease in 2009 was due to market decline.
Single Premium Immediate Annuity: Single premium immediate annuity reserves increased $18.5 million during the first quarter of 2010 and increased $10.5 million during the first quarter of 2009. The change in growth is due to a $6.5 million increase in net inflows.
Policy Benefits
Benefits consist of annuity payments for all annuity products and reserve increases on single premium immediate annuity contracts. Benefits increased for the three months ended March 31, 2010 compared to 2009. The increase is primarily attributed to the increase in single premium immediate annuity premiums which resulted in higher increases to future policy benefit reserves.
Interest Credited to Policy Account Balances
The increase in interest credited for the three months ended March 31, 2010 compared to 2009 was primarily a result of a 16.4% increase in the size of the block of business as measured by average policyholder account balances. Also included in interest credited to policy account balances is the embedded derivative gain/(loss), which decreased $2 million for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease was the result of the $2.2 million positive change in realized and unrealized gain/(loss) discussed in the net investment income section.
Commissions
Commissions decreased for the three months ended March 31, 2010 compared to 2009. The decrease was primarily due to an overall decrease in sales. Additionally, there was a change in our product mix, with lower commission items making up a larger part of our sales while higher commission products are selling less.

Other Operating Costs and Expenses
Other operating costs and expenses increased during the first quarter of 2010 compared to 2009. The increase was primarily the result of a $1.4 million one-time buyout of trailing consultant fees linked to certain equity indexed annuity products, which was partially offset by a $0.7 million decrease in Sarbanes-Oxley consultant costs.
Change in Deferred Policy Acquisition Costs
DAC on deferred annuities is amortized in proportion to gross profits. The change in DAC represents acquisition costs capitalized, net of changes in the amortization of existing DAC. The following table presents the components of change in DAC for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2010	2009	amount	percentage

Acquisition cost capitalized	$31,154	$30,399	$755	2.5
Amortization of DAC	(16,897)	(18,351)	1,454	(7.9)

Change in deferred policy acquisition costs (1)	$14,257	$12,048	$2,209	18.3

(1)	A positive amount represents the net amount deferred to future periods and therefore, a reduction to expenses in the current period.
A performance measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the three months ended March 31, 2010 and 2009 was 54.8% and 76.0%, respectively. The change in the ratio was primarily due to a lower lapse rate.
Acquisition costs capitalized in the first quarter of 2010 increased slightly compared to same period in 2009. The increase was primarily a result of a change in our product mix between the two periods.

Health
The Health segment has been primarily focused on supplemental and limited benefit coverage products including Medicare Supplement insurance for the aged population as well as hospital surgical and cancer policies for the general population. Our other health products include major medical insurance, credit accident and health policies, employer-based stop loss, and dental coverage. As a result of the Patient Protection and Affordable Care Act, we have decided to discontinue the sale of individual medical expense insurance plans effective June 30, 2010. We distribute our health insurance products through our network of independent agents and managing general underwriters (“MGU’s”).
Segment results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change Over Prior Year
	2010	2009	amount	percentage
Revenues:
Premiums	$68,424	$79,922	$(11,498)	(14.4)
Net investment income	3,884	4,025	(141)	(3.5)
Other income	2,336	2,928	(592)	(20.2)

Total premiums and other revenues	74,644	86,875	(12,231)	(14.1)

Benefits and expenses:
Policy benefits	52,839	64,067	(11,228)	(17.5)
Commissions	9,753	12,883	(3,130)	(24.3)
Other operating costs and expenses	12,139	15,703	(3,564)	(22.7)
Change in deferred policy acquisition costs	1,912	2,462	(550)	(22.3)

Total benefits and expenses	76,643	95,115	(18,472)	(19.4)

Income (loss) before other items and federal income taxes	$(1,999)	$(8,240)	$6,241	(75.7)

The net loss for the Health lines of business improved for the three months ended March 31, 2010 compared to the same period in 2009. During 2010, earnings were improved by a 3.0% decrease in the benefit ratio, and a $3.2 million reduction of administrative expenses. Partially offsetting the improvement was a $1.5 million lawsuit settlement, without which the benefit ratio would have declined an additional 2.0%.
Premiums
The Health segment’s earned premiums decreased for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily driven by the booking of a large volume of ceded premium payments in the MGU line in 2009 that did not occur in 2010.

Premiums for the periods indicated are as follows (in thousands, except percentages):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Premiums		Premiums
	dollars	percentage	dollars	percentage

Medicare Supplement	$30,391	44.4%	$30,215	37.8%
Managing general underwriter	2,174	3.2	11,249	14.1
Group	7,099	10.4	7,094	8.9
Major medical	6,255	9.2	8,200	10.3
Hospital surgical	12,619	18.4	12,182	15.2
Long-term care	407	0.6	529	0.7
Supplemental insurance	1,988	2.9	2,145	2.7
Credit accident and health	5,422	7.9	6,062	7.6
All other	2,070	3.0	2,246	2.7

Total	$68,425	100.0%	$79,922	100.0

Our in-force policies as of the dates indicated are as follows:

	As of March 31, 2010		As of March 31, 2009
	Certificates/Policies		Certificates/Policies
	number	percentage	number	percentage

Medicare Supplement	$56,891	9.2%	$59,596	8.7%
Managing general underwriter	70,870	11.4	117,322	17.1
Group	13,553	2.2	19,391	2.8
Major medical	2,934	0.5	4,452	0.6
Hospital surgical	13,567	2.2	15,893	2.5
Long-term care	1,881	0.3	2,007	0.3
Supplemental insurance	43,545	7.0	98,973	14.4
Credit accident and health	300,481	48.4	317,126	46.2
All other	116,623	18.8	50,695	7.4

Total	$620,345	100.0%	$685,455	100.0%

Net Investment Income
Net investment income remained relatively consistent for the three months ended March 31, 2010 and 2009.
Policy Benefits
The benefit ratio, measured as the ratio of claims and other benefits to premiums, decreased to 77.2% for the three months ended March 31, 2010 from 80.2% for the same period in 2009. Unexpected high claim payments on medical expense products in 2009, with a subsequent return to lower levels during the first quarter of 2010 contributed to the decrease in the benefit ratio. In addition, premium rate increases implemented during late 2009 and early 2010 also improved the benefit ratio.
Commissions
Commissions decreased for the three months ended March 31, 2010 as compared to the same period in 2009. The majority of the decrease was due to booking a large ceded commission in the MGU line in 2009 that did not occur in 2010, with the remainder of the decrease due to lower sales.

Other Operating Costs and Expenses
For the three months ended March 31, 2010, other operating costs and expenses decreased when compared to the same period in 2009. The decrease was primarily attributed to lower labor costs due to a reduction in personnel in the fourth quarter of 2009 as well as lower technology costs and bank charges relative to the first quarter of 2009.
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
The following table presents the components of change in DAC for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

			Change
	Three Months Ended March 31,		2009
	2010	2009	amount	percentage

Acquisition cost capitalized	$4,342	$4,477	$(135)	(3.0)
Amortization of DAC	(6,254)	(6,939)	685	(9.9)

Total change in DAC	$(1,912)	$(2,462)	$550	(22.3)

As of March 31, 2010, the Health related DAC balances were $67.9 million compared to $72.4 million as of March 31, 2009. The decrease in DAC reflects a reversal of acquisition costs previously capitalized and related amortization expense as well as a reduction in the acquisition costs capitalized due to the decline in new production of our Medicare Supplement and credit accident and health products.

Property and Casualty
Property and Casualty business is written through our multiple line agents and Credit Insurance Division agents. Evaluation of our property and casualty insurance operations is based on the total underwriting results (net premiums earned less incurred losses and loss expenses, policy acquisition costs and other underwriting expenses) and the ratios noted in the table below.
Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2010	2009	amount	percentage
Revenues:
Net premiums written	$297,481	$296,820	$661	0.2

Net premiums earned	$286,472	$292,489	$(6,017)	(2.1)
Net investment income	17,519	16,818	701	4.2
Other income	2,038	2,030	8	0.4

Total premiums and other revenues	306,029	311,337	(5,308)	(1.7)

Benefits and expenses:
Policy benefits	235,203	248,074	(12,871)	(5.2)
Commissions	52,722	51,986	736	1.4
Other operating costs and expenses	30,666	27,764	2,902	10.5
Change in deferred policy acquisition costs	72	3,052	(2,980)	(97.6)

Total benefits and expenses	318,663	330,876	(12,213)	(3.7)

Income before other items and federal income taxes	$(12,634)	$(19,539)	$6,905	(35.3)

Loss ratio	82.1%	84.8%	(2.7)
Underwriting expense ratio	29.1	28.3	0.8

Combined ratio	111.2	113.1	(1.9)

Effect of net catastrophe losses on combined ratio	13.5%	10.7%	2.8

The Property and Casualty net loss improved in 2010 compared to 2009 due to the decrease in policy benefits from those we experienced in 2009, partially offset by a decrease in net premiums earned.
Net Premiums Written and Earned
Net premiums written were relatively flat in the three months ended March 31, 2010 compared to 2009 due primarily to increases in our personal lines offset by decreases in our commercial and credit related property insurance products lines.
Net premiums earned decreased in 2010 compared to 2009 primarily as a result of a $3.8 million and a $1.5 million decrease in our credit related property insurance products and workers’ compensation insurance products, respectively. These are discussed in further detail in the “Products” discussions below.
Net Investment Income
Net investment income for the three months ended March 31, 2010 increased as compared to the same period in 2009. This increase is due to the decreasing amount of cash in our portfolio during 2010 as a result of appropriate short and long-term investment opportunities becoming available.
Policy Benefits
Policy benefits include loss and loss adjustment expenses incurred on property and casualty policies.
Policy benefits decreased significantly in all non-agribusiness lines by a combined $33.9 million, but were offset by a $21.0 million increase in benefits within our agribusiness product. This is discussed in further detail in the “Products” discussions below.

The loss ratio for the three months ended March 31, 2010 decreased as compared to the same period in 2009 due to the change in benefits noted above, with decreases in personal auto, commercial auto, and homeowners; partially offset by a 78.0% increase in benefits in our agribusiness product and the decrease in net earned premium.
For the three months ended March 31, 2010, gross catastrophe losses increased to $41.3 million, compared to $32.0 million for the same period in 2009, and net catastrophe losses increased to $38.5 million from $31.4 million, as a result of seven catastrophes being experienced in the first quarter of 2010 compared to six during the same period in 2009.
For the three months ended March 31, 2010, net favorable prior year loss and LAE development was $26.6 million compared to $4.8 million for the same period in 2009. This favorable development is being driven by our personal auto and commercial liability lines, as we would expect to see a greater chance of adverse development in these longer-tail lines. Thus, these reserve amounts are typically larger than our short-tail business, and we experience a greater amount of savings if the adverse development is less than the levels we expect.
Commissions and Change in Deferred Policy Acquisition Costs
Commissions remained relatively flat during the three months ended March 31, 2010 compared to the same period in 2009. We experienced an increase in earned premiums in our Guaranteed Auto Protection (“GAP”) credit related property insurance product, which has higher commission rates than many of our products, offset by the lower commissions earned in other lines as a result of the overall decrease in earned premium.
The change in deferred policy acquisition costs was minimal in 2010 compared to 2009 due to the relatively flat commissions during the period, noted above. A positive change in DAC represents a reduction to DAC and a decrease in expenses being deferred for the period, while a negative change represents an increase to DAC as a result of an increase in deferred expenses for the period.
Other Operating Costs and Expenses
Other operating costs and expenses increased for the three months ended March 31, 2010 compared to the same period in 2009. The increase was due to a reduction in a litigation expense accrual during the first quarter of 2009, related to our expectation of an outcome from litigation to be less adverse than originally estimated. Without this reduction in the prior period, other operating costs and expenses were relatively flat.
Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines products, which we market primarily to individuals, representing 60.0% of net premiums written, (ii) Commercial Lines products, which focus primarily on businesses engaged in agricultural and other targeted markets, representing 28.7% of net premiums written, and (iii) Credit related property insurance products which are marketed to financial institutions and retailers and represent 11.3% of net premiums written. Segment results by product for the periods indicated (in thousands, except percentages) were as follows:

Product Discussion — Personal Products

	Three Months Ended March 31,		Change
	2010	2009	amount	percentage
Net premiums written
Auto	$119,226	$116,716	$2,510	2.2
Homeowner	48,987	46,102	2,885	6.3
Other Personal	10,268	9,511	757	8.0

Total net premiums written	178,481	172,329	6,152	3.6

Net premiums earned
Auto	113,568	113,854	(286)	(0.3)
Homeowner	53,843	51,951	1,892	3.6
Other Personal	9,447	8,559	888	10.4

Total net premiums earned	$176,858	$174,364	$2,494	1.4

Loss ratio
Auto	76.7%	84.0%	(7.3)
Homeowner	83.5	117.5	(34.0)
Other Personal	60.8	52.3	8.5

Personal line loss ratio	77.9	92.4	(14.5)

Combined Ratio
Auto	98.5	103.6	(5.1)
Homeowner	108.4	141.1	(32.7)
Other Personal	68.7	71.8	(3.1)

Personal line combined ratio	99.9%	113.2%	(13.3)

Personal Automobile: We are beginning to see our net written premiums increase in our personal automobile line as a result of premium rate increases implemented during the second half of 2009. This change has not yet been fully realized within our earned premiums, which remained relatively flat compared to the same period in 2009. We remain focused on our strategy of improving profitability through disciplined underwriting and targeted rate activity.
The loss ratio decreased by 7.3% primarily as a result of fewer and less severe claims during 2010 than we experienced in the same period in 2009. The combined ratio decreased as a result of the decrease in losses, partially offset by the increase discussed in the “Other Operating Costs and Expenses” noted above.
Homeowners: Net premiums written and earned have continued to increase slightly compared to 2009 due to rate increases across the entirety of this product line, as well as increases in policyholder-insured values as replacement and repair costs continue to increase.
The loss ratio decreased 34.0% in 2010 compared to 2009 due to a significant decrease in catastrophes and non-catastrophe weather related events affecting this line, resulting in a total decrease of $16.1 million in policy benefits.
Other Personal: The other personal product line is comprised primarily of watercraft, rental-owner and umbrella coverage’s for individuals seeking to protect their personal property. We continue to see promising growth in premium counts and operating results as our agents continue to increase our business with our current customers.
Net premiums written and earned continued to increase in 2010 due to a 13.9% increase in policy counts and an increase in the average premium per policy. The loss ratio increased during 2010 as a result of a $1.3 million increase in our loss reserves while the combined ratio fell slightly due to a $1.0 million decrease in Other Operating Costs as a result of fewer costs being allocated to this product.

Product Discussion — Commercial Products
Segment results by product for the periods indicated (in thousands, except percentages) were as follows:

	Three Months Ended March 31,		Change
	2010	2009	amount	percentage
Net premiums written
Agribusiness	$25,448	$24,376	$1,072	4.4
Auto	25,613	21,273	4,340	20.4
Other Commercial	34,431	36,956	(2,525)	(6.8)

Total net premiums written	85,492	82,605	2,887	3.5

Net premiums earned
Agribusiness	26,268	26,270	(2)	(0.0)
Auto	21,273	23,075	(1,802)	(7.8)
Other Commercial	29,493	32,339	(2,846)	(8.8)

Total net premiums earned	$77,034	$81,684	$(4,650)	(5.7)

Loss ratio
Agribusiness	182.7%	102.7%	80.0
Auto	48.8	74.6	(25.8)
Other Commercial	97.1	88.5	8.6

Commercial line loss ratio	112.9	89.1	23.8

Combined ratio
Agribusiness	215.8	138.6	77.2
Auto	73.8	98.9	(25.1)
Other Commercial	125.0	117.6	7.4

Commercial line combined ratio	141.8%	119.0%	22.8

Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums written increased slightly as a result of rate increases, while net earned premiums remained flat due to a minimal decrease in policy counts during the period.
The loss ratio increased significantly as a result of a significant increase in catastrophes affecting this line. We expect variability in this line, which is sensitive to the frequency and severity of storm and weather related losses. The combined ratio increased as a direct result of the increasing loss ratio, as the underwriting expense ratio remained relatively flat.
Commercial Automobile: We continue to focus on strengthening underwriting and improving pricing, while beginning to reverse the downward pressure on net premiums written and earned. Net premium earned decreased slightly in 2010 as a result of rate decreases in prior years. We expect this downward trend to level off during 2010, and begin to reverse in the second half of the year as newly implemented rate increases begin to take effect.
The significant decrease in the loss ratio and combined ratio during 2010 reflects a 39.7% decrease in policy benefits as a result of our disciplined underwriting and focus on appropriate risks at a fair price.
Other Commercial: Net written and earned premiums have been decreasing since 2007, as a result of our workers’ compensation product and small business coverages continuing to decline in the current economic environment. Premiums for our workers’ compensation product are tied to company payrolls, which have been steadily decreasing since the middle of 2007 as unemployment continued to rise. Our small business coverages continue to lose policies as customers go out of business, as well as a lowering premium per policy as businesses reduce coverages and increase deductibles in an effort to cut costs.
The loss ratio has been steadily increasing during this period due to the change in premiums noted above in addition to the 16.5% increase in workers’ compensation claims as payrolls continued to contract. The combined ratio has continued to increase as a result of the rising loss ratio, as the underwriting expense ratio has remained relatively stable.

Product Discussion — Credit Products
Credit related property insurance products are offered on automobiles, furniture, and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and is not directly related to an event affecting the consumer’s ability to pay the debt. The primary distribution channel for credit related property insurance is general agents who market to auto dealers, furniture stores and financial institutions.
Net premiums written and earned decreased to $33.5 million and $32.6 million, respectively, from $36.0 million and $36.4 million due primarily to the current economic conditions and the concluding of business by a large producer, offset by increasing furniture and appliance business and auto sales beginning to rebound, resulting in improving sales of our “GAP” product.
The loss ratio decreased from 38.9% during the three month period ending March 31, 2009 to 31.8% for the same period in 2010. This decrease is attributable to the decrease in benefits in concluding of business noted above, offset by an increase in a frequency of GAP claims during 2010 as compared to the same period in 2009.
The increase in the combined ratio to 100.4% in 2010 from 99.6% in 2009 mainly reflects the increase in the underwriting expense ratio as a result of higher commission expenses. Earned premiums in our “GAP” product increased 16.6%, resulting in a 14.6% increase in our total commissions during the period, as a result of the commission structure on this product being significantly higher than other products we offer.

Corporate and Other
Corporate and Other primarily includes the capital not allocated to support our insurance business segments. Our excess capital and surplus is invested and managed by internal investment staff. Investments include publicly traded equities, real estate, mortgage loans, high-yield bonds, venture capital partnerships, mineral interests, and tax-advantaged instruments. See the Investments section of the MD&A for a more detailed discussion of our investments.
Segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change Over Prior Year
	2010	2009	amount	percentage
Revenues:
Net investment income	$22,182	$17,232	$4,950	28.7
Gain/(loss) from investments, net	16,497	(73,461)	89,958	(122.5)
Other Income	4,077	3,770	307	8.1

Total revenues	42,756	(52,459)	95,215	(181.5)

Benefits and expenses:
Other operating costs and expenses	14,185	6,832	7,353	107.6

Total benefits and expenses	14,185	6,832	7,353	107.6

Income (loss) before other items and federal income taxes	$28,571	$(59,291)	$87,862	(148.2)

Income (loss) before other items and federal income taxes increased due to the increase in gains from investments which was primarily caused by a reduction in other-than temporary impairments. We recorded other-than-temporary impairments of $1.2 million on marketable securities investments during the first three months of 2010, compared to $67.6 million on marketable securities investments and $0.5 million on real estate for the same period in 2009. The other-than-temporary impairments are recorded in the “Gain/ (Loss) from investments, net” line.
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

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$133,630	$150,819
Investing activities	(304,595)	(535,096)
Financing activities	139,875	437,959

Net increase (decrease) in cash	$(31,090)	$53,682

Net cash flows provided by operating activities in the first three months of 2010 decreased slighty due to lower sales as compared to the same period in 2009.
Cash flows used in investing activities decreased primarily as a result of fewer purchases of short-term investments during the three months ended March 31, 2010 compared to those in the same period in 2009. During the first quarter of 2009 fewer attractive long-term investments were available, resulting in larger amounts of short term investments being purchased.

The decrease in cash flows from financing resulted primarily from a $269.7 million decrease in policyholders’ deposits during the first quarter of 2010, compared to the same period in 2009. Refer to the Results of Operations- Annuity for further discussion. Annuity sales are recorded as part of the cash flows from financing activities in accordance with U.S. GAAP rules.
Capital Resources
Our capital resources at March 31, 2010 and December 31, 2009 consisted of American National stockholders’ equity summarized as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2010	2009

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,357,628	$3,342,805
AOCI	175,081	117,649

Total American National stockholders’ equity	$3,532,709	$3,460,454

We have notes payable on our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we are required to consolidate into our results in accordance with accounting rules. The lenders for the notes payable have no recourse to us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective affiliate, which totaled $33.5 million at March 31, 2010.
Total American National stockholders’ equity in the three month period ended March 31, 2010 increased primarily due to the $57.3 million change in net unrealized gains on marketable securities as a result of improving financial markets, combined with $34.8 million in net income attributable to American National Company and Subsidiaries, offset by $20.7 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. As of March 31, 2010, the levels of our insurance subsidiaries’ surplus and risk-based capital exceeded the minimum risk-based capital (“RBC”) requirements of the National Association of Insurance Commissioners. As of March 31, 2010, on a stand-alone basis the surplus of American National Insurance Company, the parent company, increased from the level recorded at December 31, 2009.
Contractual Obligations
Our future cash payments associated with loss and loss adjustment expense reserves, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2009. We expect to have the capacity to repay and/or refinance these obligations as they come due.
Off-Balance Sheet Arrangements
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

Investments
General
We manage our investment portfolio to optimize the return that is commensurate with sound and prudent underwriting practices and maintain a well-diversified portfolio. Our investment operations are governed by various regulatory authorities, including but not limited to, the Texas Department of Insurance. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review and approval of our Finance Committee, a committee made up of two members of the Board of Directors, senior investment professionals, and senior company officers. For additional information on the composition and responsibilities of the Finance Committee, see our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010.
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
We invest directly in quality commercial mortgage loans when the yield and quality compare favorably with other fixed income securities. Investments in individual residential mortgage loans have not historically been part of our investment portfolio, and we do not anticipate investing in them in the future.
Our historically strong capitalization has enabled us to invest in equity securities and investment real estate where there are opportunities for enhanced returns. We invest in real estate and equity securities based on a risk/reward analysis.
Composition of Invested Assets
The following summarizes the carrying values of our invested assets by asset class as of March 31, 2010 and December 31, 2009 (other than investments in unconsolidated affiliates) ( in thousands, except percentages):

	As of:
	March 31, 2010		December 31, 2009
	amount	percent	amount	percent

Bonds held-to-maturity, at amortized cost	$7,572,664	44.4%	$7,461,711	44.9%
Bonds available-for-sale, at fair value	4,210,798	24.7	4,213,550	25.4
Preferred stock, at fair value	38,038	0.2	35,717	0.2
Common stock, at fair value	958,753	5.6	934,754	5.6
Mortgage loans at amortized cost	2,303,427	13.5	2,229,659	13.4
Policy loans, at outstanding balance	366,688	2.2	364,354	2.2
Investment real estate, net of depreciation	665,289	3.9	635,110	3.8
Short-term investments	840,798	4.9	636,823	3.9
Other invested assets	94,292	0.6	94,442	0.6

Total Invested Assets	$17,050,747	100.0%	$16,606,120	100.0%

Total invested assets increased as of March 31, 2010 compared to December 31, 2009. The increase in our invested assets in the three months ended March 31, 2010 was a reflection of increasing account values in fixed deferred annuities. The securities industry, while not back to business-as-usual, has taken some comfort in a rising stock market, modest inflation, and significant spread compression.

Fair Value Disclosures
The fair value of individual invested assets is determined by the use of external pricing services, independent broker quotes, and internal valuation methodologies. See Note 6 to the Consolidated Financial Statements for further discussion of the calculation of fair value for our investments. Below is a summary of the valuation techniques we utilize to measure fair value of the major investment types. There have been no material changes to our fair value methodologies since the year ended December 31, 2009.
As of March 31, 2010, 100% of our common stock investments are considered Level 1 securities with fair values determinable from observable market prices.
We obtain publicly available prices from external pricing services for our bond investments. The typical inputs from pricing services include, but are not limited to, reported trades, bids, offers, issuer spreads, cash flow, and performance data. These inputs are usually market observable; however, when trading volumes are low or non-existent, the pricing services may adjust these values. The adjustments made to the quoted prices are based on recently reported trades for comparable securities. We perform a periodic analysis of the prices received from the third parties to verify that the price represents a reasonable estimate of fair value. When prices are obtained from external services, they are classified as Level 2.
Certain illiquid, non-market quoted debt securities are priced via independent broker quotes and internal valuation methodologies. The quotations received from the broker may use inputs that are difficult to corroborate with observable market data. Additionally, we only obtain non-binding quotations from the independent brokers. Internal pricing methodologies include inputs such as externally provided credit spreads, changes in interest rates and market liquidity. Due to the significant non-observable inputs, these prices determined by the use of independent broker pricing and internal valuation methodologies are classified as Level 3.
All mortgage loan investments are classified as Level 2. Mortgage loan valuation is evaluated for consistency with our knowledge of the current market environment using observable inputs where practical to ensure amounts are reflective of fair value.
Other-Than-Temporary Impairments
Debt securities accounted for under ASC 320-10 (formerly, “Emerging Issues Task Force” No. 99-20), “Investments Debt and Equity” may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Other debt securities may experience other-than-temporary impairment in the future based on the probability that the issuer may not be able to make all contractual payments when due. Equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period.
In order to identify and evaluate investments which may be other-than-temporarily impaired we have various quarterly processes in place. For our securities investments, we review the entire portfolio of investments which have unrealized losses. We use various techniques to determine which securities need further review to determine if the impairment is other-than-temporary. The criteria include the amount by which our amortized cost exceeds the market value, the length of time the market value has been below our cost, any public information about the issuer that would indicate the security could be impaired and our intent and ability to hold the security until its value recovers. Furthermore, we review current ratings, rating downgrades and exposure to continued deterioration in the financial and credit markets. Other-than-temporary impairments are discussed further within the “Investments” footnote to the consolidated financial statements above.
Bonds
During the second quarter of 2009, we adopted new accounting guidance, which significantly modified the rules regarding other-than-temporary impairments on bonds (see Note 2 of Notes to the Consolidated Financial Statements for further information on our significant accounting policies and practices).
Each quarter, any bonds pricing below amortized cost are reviewed. Additionally, more detailed review is required if any of the following conditions exist: a) fair value was more than 50% below our cost, b) fair value was 35% or more below our cost at the reporting date and had been below cost by some amount continuously for nine months, c) the issuer had been downgraded by two ratings or more by a national rating agency, or d) the issuer had widely publicized financial problems. Once a bond was determined to require additional review, it was subjected to a three-part test:
1.	Do we intend to hold the bond until maturity?

2.	Is it more likely than not that we would have to sell the bond before maturity?

3.	If it was determined that we had the ability and intent to hold the bond to maturity, then we would determine the present value of the future cash flows of the bond.

If the cash flows were equal to or greater than our amortized cost, then we concluded that we did not have an other-than-temporary impairment. If it was determined that we would sell the bond or be required to sell the bond, or if the present value of the cash flows was less than our amortized cost, then we determined that the bond was other-than-temporarily impaired. Once a bond was determined to be other-than-temporarily impaired, we used the present value of expected cash flows versus the market value to determine the amount of the credit loss versus the non-credit loss. The amount of credit loss was recorded as a realized loss in earnings, and the amount of non-credit loss was recorded as an unrealized loss as part of other comprehensive income.
Equity
All equity investments below costs were subjected to impairment review. Additionally, equity investments were subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 25% or more below our cost at the reporting date and had been below cost by some amount continuously for six months, or c) the issuer had widely publicized financial problems. Equity investments were evaluated individually to determine the reason for the decline in fair value and whether such decline was other-than-temporary. The individual determination included multiple factors including our ability and intent to hold the security, performance of the security against other securities in its sector, historical price/earnings ratios using forecast earnings, stock re-purchase programs, and other information specific to each issue.
Real Estate, Mortgage Loans, and other Long-Lived Investment Assets
Our real estate, mortgage loans and other long-lived investment assets are monitored on a continuous basis. We have developed specific criteria including but not limited to materiality, payment history, property condition, tenant creditworthiness, guarantees, and the effect of economic conditions to determine the likelihood of these investments requiring other-than-temporary impairment in order to reflect the investments’ fair value.
If it is determined that an impairment is required, a valuation procedure is employed to determine the need for and amount of the impairment in order to carry the investment at fair value. The valuation includes but is not limited to discounted future cash flows, collateral value, and the market price of the investment. If the current valuation is determined to be less than the current carrying value of the investment, an impairment is made to the investment.
Investments to Support Our Insurance Business
Bonds
We allocate most of our fixed income securities to support our insurance business. For a breakdown of these fixed maturity securities, see the “Investments” footnote to the consolidated financial statements.
At March 31, 2010, our fixed maturity securities had an estimated fair market value of $12.2 billion, of which $525.7 million was above the amortized cost. At December 31, 2009, our fixed maturity securities had an estimated fair market value of $11.9 billion, which was $322.3 million (2.8%) above the amortized cost. The 2.0% increase in corporate bonds from $9.9 billion as of December 31, 2009 to $10.1 billion as of March 31, 2010, was the result of new purchases to support positive net annuity sales.
Fixed income securities’ estimated fair value, due in one year or less, increased $172.1 million to $530.5 million as of March 31, 2010 from $358.4 million as of December 31, 2009.

The following table identifies the total bonds by credit quality as rated by Standard and Poor’s as of March 31, 2010 and December 31, 2009 (in thousands, except percentages):

	As of March 31, 2010			As of December 31, 2009
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$1,292,375	$1,336,876	11.0%	$1,357,021	$1,387,783	11.6%
AA+	212,115	221,689	1.8	186,461	192,972	1.6
AA	281,244	289,512	2.4	230,921	241,035	2.0
AA-	482,824	507,112	4.2	509,699	533,267	4.5
A+	878,313	935,539	7.7	857,773	905,961	7.6
A	1,665,796	1,753,902	14.4	1,653,891	1,720,543	14.5
A-	1,612,039	1,699,456	14.0	1,568,791	1,625,434	13.6
BBB+	1,389,478	1,485,181	12.2	1,489,815	1,555,244	13.1
BBB	1,739,086	1,851,492	15.2	1,875,529	1,951,146	16.4
BBB-	1,071,070	1,101,616	9.1	922,280	921,969	7.7
BB+ and below	1,007,660	975,288	8.0	945,574	884,672	7.4

Total	$11,632,000	$12,157,663	100.00%	$11,597,755	$11,920,026	100.0%

Our exposure to below investment grade securities increased during the three months ended March 31, 2010 because of downgrades including some multiple step downgrades. At 8.0% of our portfolio, the exposure is acceptable to management. We have reached our portfolio target allocation for securities rated BBB and plan on maintaining that target allocation.
Fixed income securities are discussed further within the “Investments” footnote to the consolidated financial statements above.
Mortgage Loans
We invest primarily in commercial mortgage loans that are diversified by property type and geography. We do not make individual residential mortgage loans, therefore, we have no direct exposure to sub-prime or Alt A mortgage loans in the mortgage loan portfolio. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used as a component of fixed income investments that support our insurance liabilities. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Our mortgage loan portfolio was $2.3 billion and $2.2 billion at March 31, 2010 and December 31, 2009, respectively. Mortgage loans comprised 13.5% of total invested assets at March 31, 2010.
As shown within the “Credit Risk Management” footnote to the consolidated financial statements above, mortgage loans at March 31, 2010 and December 31, 2009 were diversified across geographic regions and property types.
As of March 31, 2010 and December 31, 2009, our mortgage loans classified as delinquent, in foreclosure and restructured were immaterial as a percentage of the total mortgage loan portfolio. There were no mortgage loans which were foreclosed upon and transferred to real estate investments for the three months ended March 31, 2010, while a total of $24.6 million were foreclosed upon and transferred during the twelve months ended December 31, 2009. There were seven delinquent mortgage loans at March 31, 2010, while there were two such loans at December 31, 2009.
The average coupon yield on the principal funded for mortgage loans was 7.3% for the three months ended March 31, 2010 and 7.5% for the twelve months ended December 31, 2009.
Equity Securities
As of March 31, 2010, we held $996.8 million, or 5.8% of our invested assets, in a well-diversified equity investment portfolio. Of these equity securities, 96.2% are invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.8% of the equity portfolio is invested in publicly traded preferred stock. As of December 31, 2009, we had $970.5 million, or 5.8% of our invested assets, in our equity investment portfolio. Of these equity securities, 96.3% were invested in publicly traded common stock, and the remaining 3.7% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during the three months ended March 31, 2010 reflects market value appreciation within the portfolio.

We carry our equity portfolio at market value based on quoted market prices obtained from external pricing services. The cost and estimated market value of the equity portfolio as of March 31, 2010 and December 31, 2009, are (in thousands):

	March 31, 2010
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$660,766	$303,792	$(5,805)	$958,753
Preferred stock	35,359	6,630	(3,951)	38,038

Total	$696,125	$310,422	$(9,756)	$996,791

	December 31, 2009
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$683,794	$259,256	$(8,296)	$934,754
Preferred stock	35,359	5,269	(4,911)	35,717

Total	$719,153	$264,525	$(13,207)	$970,471

Our equity portfolio is summarized within the “Credit Risk Management” footnote to the consolidated financial statements above. The relative changes in sector weighting between the three months ended March 31, 2010 and the year ended December 31, 2009 are the result of normal purchase and sale activity in concert with market movement. There has been no change in investment philosophy or diversification goals.
Investment in Real Estate
We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate is owned directly by our insurance companies, through non-insurance affiliates, or through joint ventures. The carrying value of real estate is stated at cost, less allowance for depreciation and valuation impairments. Depreciation is provided over the estimated useful lives of the properties. The distribution across geographic regions and property types for real estate is summarized within the “Credit Risk Management” footnote to the consolidated financial statements above.
Short-Term Investments
Short-term investments are composed primarily of Commercial Paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on our liquidity needs, including investment-funding commitments.
Net Investment Income and Realized Gains/ (Losses):
Net investment income and realized investments gains/(losses), before federal income taxes, for the three months ended March 31, 2010 and twelve months ended December 31, 2009 are summarized within the “Investments” footnote to the consolidated financial statements above.
Net investment income from those assets used to support our insurance products (bonds and mortgage loans) increased consistently over the period as assets increased because of net annuity sales each year. Net investment income in other asset classes (equities and real estate) fluctuated in response to investment decisions based on market movement.
Mortgage loan interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than three payments past due and/or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

Other Invested Assets:
The derivative contracts (indexed options) used to back our equity-linked products are carried in this category, representing the majority of the assets in the category. These options are designed to mirror corresponding changes in our liability to policyholders. Refer to the Results of Operations — Annuity section for further discussion.
Realized Gains and Losses:
Realized gains and losses and real estate investment income from sales in subsidiaries may fluctuate because they are the result of decisions to sell invested assets that depend on considerations of investment values, market opportunities, and tax consequences.
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
Unrealized Gains and Losses:
The net change in unrealized gains/(losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, reflected a gain of $57.3 million for the three months ended March 31, 2010 and a gain of $383.1 million for the twelve months ended December 31, 2009. See the “Investments” footnote to the consolidated financial statements for further discussion of the changes in unrealized gains and losses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks have not changed materially from those disclosed in our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See our “Litigation” discussion in Item 1, Note 14 of Notes to the Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors as previously disclosed in our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

3.2		By-Laws of American National Insurance Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 5th, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board and Chief Executive Officer
Date: May 7, 2010

By:	/s/ Stephen E. Pavlicek
	Name:	Stephen E. Pavlicek
	Title:	Senior Vice President and Chief Financial Officer
Date: May 7, 2010