Form 10-Q
period 2010-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2010-08-06
CIK 904163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission file number: 001-34280
AMERICAN NATIONAL INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-0484030 (I.R.S. employer identification number)

One Moody Plaza
Galveston, Texas (Address of principal executive offices)	77550-7999 (Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 30, 2010, the registrant had 26,820,166 shares of common stock, $1.00 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
PREMIUMS AND OTHER REVENUE
Premiums
Life	$68,873	$65,228	$138,318	$135,318
Annuity	40,608	53,641	80,960	90,857
Accident and health	67,841	69,651	136,265	149,573
Property and casualty	287,497	276,427	573,969	568,916
Other policy revenues	46,728	44,768	91,724	88,448
Net investment income	211,817	214,664	430,028	407,860
Realized investments gains (losses)	19,749	(2,674)	37,491	(8,061)
Other-than-temporary impairments	(1,505)	(6,074)	(2,750)	(74,148)
Other income	8,961	12,159	16,850	21,024

Total revenues	750,569	727,790	1,502,855	1,379,787

BENEFITS, LOSSES AND EXPENSES
Policy Benefits
Life	74,468	72,317	147,006	146,266
Annuity	50,442	63,151	98,137	106,808
Accident and health	45,351	57,699	98,190	121,766
Property and casualty	257,993	243,771	493,177	491,845
Interest credited to policy account balances	79,545	95,714	173,926	177,302
Commissions for acquiring and servicing policies	115,900	114,675	222,777	227,590
Other operating costs and expenses	114,454	120,378	229,440	231,540
Increase in deferred policy acquisition costs	(18,126)	(27,396)	(33,009)	(34,029)

Total benefits, losses and expenses	720,027	740,309	1,429,644	1,469,088

Income (loss) from continuing operations before federal income tax, and equity in earnings (losses) of unconsolidated affiliates	30,542	(12,519)	73,211	(89,301)
Provision (benefit) for federal income taxes
Current	9,903	(10,330)	19,466	(25,105)
Deferred	(5,642)	(446)	(5,112)	(16,694)

Total provision (benefit) for federal income taxes	4,261	(10,776)	14,354	(41,799)

Equity in earnings (losses) of unconsolidated affiliates, net of tax	62	(3,180)	69	(5,117)

Net income (loss)	26,343	(4,923)	58,926	(52,619)

Less: Net loss attributable to noncontrolling interest	(279)	(568)	(2,474)	(569)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$26,622	$(4,355)	$61,400	$(52,050)

Amounts available to American National Insurance Company common stockholders
Earnings (loss) per share:
Basic	$1.00	$(0.16)	$2.31	$(1.96)
Diluted	$1.00	$(0.16)	$2.30	$(1.96)

Weighted average common shares outstanding	26,558,832	26,498,832	26,558,832	26,498,832
Weighted average common shares outstanding and dilutive potential common shares	26,669,828	26,498,832	26,669,828	26,498,832

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except for share and per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Investments, other than investments in unconsolidated affiliates
Fixed Securities:
Bonds held-to-maturity	$7,813,519	$7,461,711
Bonds available-for-sale	4,229,320	4,213,550
Equity securities:
Preferred stocks	36,890	35,717
Common stocks	809,913	934,754
Mortgage loans on real estate, net of allowance	2,387,657	2,229,659
Policy loans	370,139	364,354
Investment real estate, net of accumulated depreciation of $229,873 and $209,115	665,343	635,110
Short-term investments	776,114	636,823
Other invested assets	97,760	94,442

Total investments	17,186,655	16,606,120

Cash	115,155	161,483
Investments in unconsolidated affiliates	158,832	156,809
Accrued investment income	195,728	191,737
Reinsurance ceded receivables	379,779	371,654
Prepaid reinsurance premiums	49,921	53,545
Premiums due and other receivables	304,713	282,865
Deferred policy acquisition costs	1,324,510	1,330,981
Property and equipment, net	82,819	88,705
Current federal income taxes	35,920	29,474
Deferred federal income taxes	11,642	5,034
Other assets	149,991	152,722
Separate account assets	698,497	718,378

Total assets	$20,694,162	$20,149,507

LIABILITIES
Policyholder funds
Future policy benefits:
Life	$2,510,440	$2,485,886
Annuity	821,380	783,065
Accident and health	94,833	97,407
Policy account balances	9,998,536	9,567,860
Policy and contract claims	1,346,090	1,293,791
Participating policyholder share	167,507	162,794
Other policyholder funds	936,037	919,864

Total policyholder liabilities	15,874,823	15,310,667

Liability for retirement benefits	182,405	180,909
Notes payable	73,208	73,842
Other liabilities	379,585	393,302
Separate account liabilities	698,497	718,378

Total liabilities	17,208,518	16,677,098

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,820,166 shares	30,832	30,832
Additional paid-in capital	13,539	11,986
Accumulated other comprehensive income	113,647	117,649
Retained earnings	3,418,589	3,398,492
Treasury stock, at cost	(98,505)	(98,505)

Total American National stockholders’ equity	3,478,102	3,460,454
Noncontrolling interest	7,542	11,955

Total stockholders’ equity	3,485,644	3,472,409

Total liabilities and stockholders’ equity	$20,694,162	$20,149,507

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except for per share data)

	Six Months Ended June 30,
	2010	2009

Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance at beginning of the year	11,986	7,552
Issuance of treasury shares as restricted stock	—	(18)
Amortization of restricted stock	1,553	2,357

Balance as of June 30,	$13,539	$9,891

Accumulated Other Comprehensive Income
Balance at beginning of the year	117,649	(221,148)
Change in unrealized gains (losses) on marketable securities, net	(4,023)	205,645
Cumulative effect of change in accounting	—	(49,890)
Foreign exchange adjustments	(68)	(776)
Minimum pension liability adjustment	89	1,563

Balance as of June 30,	$113,647	$(64,606)

Retained Earnings
Balance at beginning of the year	3,398,492	3,414,946
Net income (loss) attributable to American National Insurance and Subsidiaries	61,400	(52,050)
Cash dividends to common stockholders ($1.54 and $1.54 per share)	(41,303)	(41,188)
Cumulative effect of change in accounting	—	49,890

Balance as of June 30,	$3,418,589	$3,371,598

Treasury Stock
Balance at beginning of the year	(98,505)	(98,326)
Net issuance of restricted stock	—	18

Balance as of June 30,	$(98,505)	$(98,308)

Noncontrolling Interest
Balance at beginning of the year	11,955	8,377
Contributions	285	491
Distributions	(892)	(50)
Loss attributable to noncontrolling interest	(3,806)	(875)

Balance as of June 30,	$7,542	$7,943

Total Equity
Balance as of June 30,	$3,485,644	$3,257,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$26,622	$(4,355)	$61,400	$(52,050)

Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on marketable securities, net	(61,296)	222,308	(4,023)	205,645
Foreign exchange adjustments	(227)	(666)	(68)	(776)
Minimum pension liability adjustment	89	(147)	89	1,563

Total other comprehensive income (loss)	$(61,434)	$221,495	$(4,002)	$206,432

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$(34,812)	$217,140	$57,398	$154,382

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss) attributable to American National Insurance Company and Subsidiaries	$61,400	$(52,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on investments	(37,491)	8,061
Other-than-temporary impairments	2,750	74,148
Amortization of discounts and premiums on bonds	8,414	7,979
Net capitalized interest on policy loans and mortgage loans	(14,972)	(13,853)
Depreciation	23,849	17,293
Interest credited to policy account balances	173,926	177,302
Charges to policy account balances	(89,110)	(85,177)
Deferred federal income tax benefit	(5,112)	(16,694)
Deferral of policy acquisition costs	(248,038)	(248,568)
Amortization of deferred policy acquisition costs	215,029	214,539
Equity in (earnings) losses of unconsolidated affiliates	(106)	7,872
Changes in:
Policyholder funds liabilities	133,480	(20,986)
Reinsurance ceded receivables	(8,125)	66,342
Premiums due and other receivables	(21,848)	8,914
Accrued investment income	(3,991)	(3,703)
Current federal income taxes	(6,446)	44,240
Liability for retirement benefits	1,496	4,403
Prepaid reinsurance premiums	3,624	4,094
Other, net	(13,901)	3,812

Net cash provided by operating activities	174,828	197,968

INVESTING ACTIVITIES
Proceeds from sales of:
Bonds — available for sale	136,514	20,910
Common stocks	68,986	60,451
Real estate	16,381	1,204
Other invested assets	4,925	—
Disposals of property and equipment	1,083	493
Distributions from unconsolidated affiliates	3,100	3,088
Proceeds from maturity of:
Bonds — available for sale	187,951	146,260
Bonds — held to maturity	182,030	441,781
Principal payments received on:
Mortgage loans	46,157	63,860
Policy loans	24,247	26,508
Purchases of investments:
Bonds — available for sale	(220,232)	(67,110)
Bonds — held to maturity	(535,103)	(1,081,138)
Common stocks	(13,357)	(19,847)
Real estate	(30,139)	(32,656)
Mortgage loans	(220,566)	(208,828)
Policy loans	(18,219)	(17,539)
Other invested assets	(26,503)	(6,270)
Additions to property and equipment	(4,019)	(9,260)
Contributions to unconsolidated affiliates	(11,820)	(8,370)
Net increase in short-term investments	(139,291)	(161,162)
Other, net	21,183	8,132

Net cash used in investing activities	(526,692)	(839,493)

FINANCING ACTIVITIES
Policyholders’ deposits to policy account balances	865,753	1,347,735
Policyholders’ withdrawals from policy account balances	(518,280)	(697,051)
Decrease in notes payable	(634)	(1,429)
Dividends to stockholders	(41,303)	(41,188)

Net cash provided by financing activities	305,536	608,067

NET DECREASE IN CASH	(46,328)	(33,458)
Cash:
Beginning of the year	161,483	66,096

Balance as of June 30,	$115,155	$32,638

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
American National Insurance Company and its consolidated subsidiaries (collectively “American National”) operate primarily in the insurance industry. Operating on a multiple product line basis, American National offers a broad line of insurance coverage, including individual and group life insurance, health insurance, annuities, and property and casualty insurance. In addition, through a non-insurance subsidiary, American National invests in stocks and real estate. The majority of revenues are generated by the insurance business. Business is conducted in all states and the District of Columbia, as well as Puerto Rico, Guam and American Samoa. Various distribution systems are utilized, including multiple line exclusive agents, independent agents, third-party marketing organizations, career agents, and direct sales to the public.
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
The interim consolidated financial statements and notes herein are unaudited. These interim financial statements reflect all adjustments which are, in the opinion of management, considered necessary for the fair presentation of the financial position, statements of operations, cash flows and changes in equity and comprehensive income (loss) for the interim periods. These interim financial statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. During the first quarter of 2010, American National consolidated two real estate joint ventures that were previously accounted for under the equity method of accounting. This change was due to an increase in American National’s investment in the entities, which resulted in a controlling financial interest in the entities and therefore meeting the criteria for consolidation. The consolidation of these two joint ventures did not have a material effect on the interim consolidated financial statements as of June 30, 2010.
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
As of June 30, 2010, American National’s significant accounting policies and practices remain materially unchanged from those disclosed in Note 2 of Notes to Consolidated Financial Statements incorporated within the Company’s 2009 Annual Report on Form 10-K.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-15, “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which amends Accounting Standards Codification (“ASC”) Subtopic 944-80 — Financial Services — Insurance. ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policyholder. This ASU also clarifies that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. ASU 2010-15 is effective for annual periods and interim periods within those annual periods, commencing after December 15, 2010. Early adoption is permitted and guidance is to be applied retrospectively to all prior periods upon adoption. Accordingly, this guidance will be adopted on January 1, 2011, and it is not expected to have a material effect on American National’s consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When The Loan Is Part of a Pool That Is Accounted for as a Single Asset” (“ASU 2010-18”), which amends FASB ASC Subtopic 310-30 — Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. The amendments require that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early adoption is permitted. American National is currently assessing the impact, if any, the adoption of ASU 2010-18 may have on its consolidated financial statements.

4. INVESTMENTS
The amortized cost and estimated fair values of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

	As of June 30, 2010
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$23,393	$332	$—	$23,725
States of the U.S. and political subdivisions of the states	292,698	12,356	(119)	304,935
Foreign governments	29,008	4,853	—	33,861
Corporate debt securities	6,666,604	496,489	(24,604)	7,138,489
Residential mortgage-backed securities	714,408	38,084	(11,655)	740,837
Commercial mortgage-backed securities	33,667	—	(22,727)	10,940
Collateralized debt securities	9,226	65	(1,063)	8,228
Other debt securities	44,515	4,015	—	48,530

Total bonds held-to-maturity	$7,813,519	$556,194	$(60,168)	$8,309,545

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,426	754	—	4,180
States of the U.S. and political subdivisions of the states	616,049	26,875	(429)	642,495
Foreign governments	5,000	2,187	—	7,187
Corporate debt securities	3,060,782	193,073	(43,188)	3,210,667
Residential mortgage-backed securities	321,207	10,030	(3,073)	328,164
Collateralized debt securities	20,492	1,839	(617)	21,714
Other debt securities	14,219	694	—	14,913

Total bonds available-for-sale	$4,041,175	$235,452	$(47,307)	$4,229,320

Total debt securities	$11,854,694	$791,646	$(107,475)	$12,538,865

Marketable equity securities
Common stock:
Consumer goods	130,668	40,067	(4,712)	166,023
Energy and utilities	83,498	23,256	(5,184)	101,570
Finance	108,838	34,723	(5,313)	138,248
Healthcare	82,832	22,125	(4,733)	100,224
Industrials	58,799	27,784	(974)	85,609
Information technology	100,414	36,853	(3,796)	133,471
Materials	17,898	6,654	(1,579)	22,973
Mutual funds	23,121	3,063	(14)	26,170
Telecommunication services	31,691	5,117	(1,183)	35,625

Total common stock	$637,759	$199,642	$(27,488)	$809,913

Preferred stock	33,359	6,303	(2,772)	36,890

Total marketable equity securities	$671,118	$205,945	$(30,260)	$846,803

Total investments in securities	$12,525,812	$997,591	$(137,735)	$13,385,668

	As of December 31, 2009
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,222	$183	$(58)	$21,347
States of the U.S. and political subdivisions of the states	240,403	8,619	(1,144)	247,878
Foreign governments	28,997	3,606	—	32,603
Corporate debt securities	6,390,377	327,535	(73,856)	6,644,056
Residential mortgage-backed securities	693,178	24,650	(21,856)	695,972
Commercial mortgage-backed securities	33,128	—	(23,941)	9,187
Collateralized debt securities	9,627	85	(1,036)	8,676
Other debt securities	44,779	2,009	(31)	46,757

Total bonds held-to-maturity	$7,461,711	$366,687	$(121,922)	$7,706,476

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,438	448	—	3,886
States of the U.S. and political subdivisions of the states	540,210	18,869	(1,044)	558,035
Foreign governments	5,000	1,188	—	6,188
Corporate debt securities	3,196,202	126,742	(69,932)	3,253,012
Residential mortgage-backed securities	353,729	8,507	(6,671)	355,565
Collateralized debt securities	23,064	983	(1,553)	22,494
Other debt securities	14,401	225	(256)	14,370

Total bonds available-for-sale	$4,136,044	$156,962	$(79,456)	$4,213,550

Total debt securities	$11,597,755	$523,649	$(201,378)	$11,920,026

Marketable equity securities
Common stock:
Consumer goods	129,363	47,093	(2,336)	174,120
Energy and utilities	83,284	42,939	(1,453)	124,770
Finance	118,622	40,296	(2,174)	156,744
Healthcare	81,454	29,767	(1,100)	110,121
Industrials	58,900	28,887	(357)	87,430
Information technology	102,171	48,413	(422)	150,162
Materials	17,875	7,317	(22)	25,170
Mutual funds	59,853	6,426	(77)	66,202
Telecommunication services	32,272	8,118	(355)	40,035

Total common stock	$683,794	$259,256	$(8,296)	$934,754

Preferred stock	35,359	5,269	(4,911)	35,717

Total marketable equity securities	$719,153	$264,525	$(13,207)	$970,471

Total investments in securities	$12,316,908	$788,174	$(214,585)	$12,890,497

Debt securities
The amortized costs and estimated fair values, by contractual maturity, of debt securities at June 30, 2010, are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Bonds Held-to-Maturity		Bonds Available-for-Sale
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$318,043	$323,953	$253,412	$259,968
Due after one year through five years	3,789,297	4,046,478	1,889,057	1,968,379
Due after five years through ten years	2,954,659	3,159,687	1,307,532	1,389,958
Due after ten years	745,671	775,127	586,174	606,664

	$7,807,670	$8,305,245	$4,036,175	$4,224,969

Without single maturity date	5,849	4,300	5,000	4,351

Total	$7,813,519	$8,309,545	$4,041,175	$4,229,320

Available-for-sale securities are sold throughout the year for various reasons. Proceeds from the disposals of these securities, with the realized gains and losses, are shown below (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Proceeds from sales of available-for-sale securities	$205,500	$81,361
Gross realized gains	22,875	4,539
Gross realized losses	(1,147)	(11,022)
There were no securities transferred from held-to-maturity to available-for-sale during the six months ended June 30, 2010.
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

		Estimated Fair Value
Derivatives Not Designated as	Location of Asset (Liability) Reported	June 30,	December 31,
Hedging Instruments	in the Statements of Financial Position	2010	2009

Equity indexed options	Other invested assets	$41,344	$32,801
Equity indexed annuity embedded derivative	Future policy benefits - Annuity	$(23,341)	$(22,487)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Location of Gain (Loss) Recognized	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Hedging Instruments	in the Statements of Operations	2010	2009	2010	2009

Equity indexed options	Net investment income	$(10,252)	$1,757	$(11,889)	$(2,101)
Equity indexed annuity embedded derivative	Policy benefits - Annuity	$12,628	$(3,000)	$12,911	$(738)
Unrealized gains (losses) on securities
Unrealized gains (losses) on marketable equity securities and bonds available-for-sale, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $100,000 and $1,608,000 as of June 30, 2010 and 2009, respectively.
The change in the net unrealized gains (losses) on investments for the six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Bonds available-for-sale	$110,639	$249,499
Preferred stocks	3,173	8,663
Common stocks	(78,806)	91,834
Amortization of deferred policy acquisition costs	(39,480)	(103,757)

	(4,474)	246,239
Provision (benefit) for federal income taxes	(1,509)	85,004

	$(2,965)	$161,235

Change in unrealized gains (losses) of investments attributable to participating policyholders’ interest	(1,058)	(5,480)
Cumulative effect of change in accounting	—	49,890

Total	$(4,023)	$205,645

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009, are summarized as follows (in thousands):

			As of June 30, 2010
	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Debt securities
Bonds held-to-maturity:
States of the U.S. and political subdivisions of the states	$65	$7,362	$54	$3,194	$119	$10,556
Corporate debt securities	5,907	226,300	18,697	258,571	24,604	484,871
Residential mortgage-backed securities	302	28,834	11,353	128,710	11,655	157,544
Commercial mortgage-backed securities	—	—	22,727	10,940	22,727	10,940
Collateralized debt securities	—	—	1,063	5,005	1,063	5,005

Total bonds held-to-maturity	$6,274	$262,496	$53,894	$406,420	$60,168	$668,916

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	317	32,573	112	10,183	429	42,756
Corporate debt securities	8,657	157,106	34,531	244,541	43,188	401,647
Residential mortgage-backed securities	386	50,107	2,687	56,566	3,073	106,673
Collateralized debt securities	—	—	617	4,786	617	4,786

Total bonds available-for-sale	$9,360	$239,786	$37,947	$316,076	$47,307	$555,862

Total debt securities	$15,634	$502,282	$91,841	$722,496	$107,475	$1,224,778

Marketable equity securities
Common stock:
Consumer goods	3,077	33,651	1,635	13,497	4,712	47,148
Energy and utilities	4,831	19,990	353	2,789	5,184	22,779
Finance	5,193	30,035	120	544	5,313	30,579
Healthcare	3,620	20,784	1,113	5,456	4,733	26,240
Industrials	897	8,825	77	483	974	9,308
Information technology	3,737	30,530	59	363	3,796	30,893
Materials	1,579	2,991	—	—	1,579	2,991
Mutual funds	14	699	—	—	14	699
Telecommunications services	987	8,858	196	863	1,183	9,721

Total common stock	$23,935	$156,363	$3,553	$23,995	$27,488	$180,358

Preferred stock	362	1,612	2,410	10,090	2,772	11,702

Total marketable equity securities	$24,297	$157,975	$5,963	$34,085	$30,260	$192,060

Total investments in securities	$39,931	$660,257	$97,804	$756,581	$137,735	$1,416,838

			As of December 31, 2009
	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. Treasury and other U.S. government corporations and agencies	$58	$6,387	$—	$—	$58	$6,387
States of the U.S. and political subdivisions of the states	666	24,819	478	5,849	1,144	30,668
Corporate debt securities	12,602	543,459	61,254	700,718	73,856	1,244,177
Residential mortgage-backed securities	445	23,750	21,411	182,315	21,856	206,065
Commercial mortgage-backed securities	—	—	23,941	9,187	23,941	9,187
Collateralized debt securities	53	2,844	983	2,310	1,036	5,154
Other debt securities	31	3,428	—	—	31	3,428

Total bonds held-to-maturity	$13,855	$604,687	$108,067	$900,379	$121,922	$1,505,066

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	520	58,622	524	18,941	1,044	77,563
Corporate debt securities	13,340	318,569	56,592	506,881	69,932	825,450
Residential mortgage-backed securities	2,273	49,066	4,398	36,649	6,671	85,715
Collateralized debt securities	269	1,313	1,284	9,077	1,553	10,390
Other debt securities	256	9,947	—	—	256	9,947

Total bonds available-for-sale	$16,658	$437,517	$62,798	$571,548	$79,456	$1,009,065

Total debt securities	$30,513	$1,042,204	$170,865	$1,471,927	$201,378	$2,514,131

Marketable equity securities
Common stock:
Consumer goods	837	5,838	1,499	14,900	2,336	20,738
Energy and utilities	296	7,949	1,157	7,006	1,453	14,955
Finance	1,712	29,515	462	3,881	2,174	33,396
Healthcare	464	6,124	636	5,316	1,100	11,440
Industrials	163	2,567	194	1,678	357	4,245
Information technology	358	2,583	64	533	422	3,116
Materials	19	453	3	45	22	498
Mutual funds	77	4,372	—	—	77	4,372
Telecommunications services	232	3,188	123	2,542	355	5,730

Total common stock	$4,158	$62,589	$4,138	$35,901	$8,296	$98,490

Preferred stock	21	4,169	4,890	15,210	4,911	19,379

Total marketable equity securities	$4,179	$66,758	$9,028	$51,111	$13,207	$117,869

Total investments in securities	$34,692	$1,108,962	$179,893	$1,523,038	$214,585	$2,632,000

For all investment securities, including those securities in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an other-than-temporary impairment loss should be recorded for any securities. As of June 30, 2010, the securities with unrealized losses did not meet management’s criteria for other-than-temporary impairment. Even though the duration of the unrealized losses on some of the debt securities exceeds one year, American National has no intent to sell, and it is not more likely than not that American National will be required to sell these securities prior to recovery. Recovery is expected in the near term for equity securities.

Net investment income and realized investments gains (losses)
Net investment income and realized investments gains (losses), before federal income taxes, for the three and six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	Net Investment Income		Realized Investments Gains/(Losses)		Net Investment Income		Realized Investments Gains/(Losses)
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Bonds	$163,211	$156,284	$6,853	$(2,433)	$325,299	$307,730	$16,552	$(3,403)
Preferred stocks	756	1,128	(880)	—	1,387	2,066	(880)	(1,620)
Common stocks	5,361	6,708	7,682	(2)	10,886	12,701	13,829	(818)
Mortgage loans	41,949	34,333	—	—	81,842	66,309	—	—
Real estate	33,718	36,706	(123)	—	61,599	62,065	2,002	—
Options	(11,326)	1,636	—	—	(10,997)	(1,975)	—	—
Other invested assets	10,162	8,974	(23)	(49)	19,820	16,959	(54)	287

	243,831	245,769	13,509	(2,484)	489,836	465,855	31,449	(5,554)
Investment expenses	(32,014)	(31,105)	—	—	(59,808)	(57,995)	—	—
Decrease (Increase) in valuation allowances	—	—	6,240	(190)	—	—	6,042	(2,507)

Total	$211,817	$214,664	$19,749	$(2,674)	$430,028	$407,860	$37,491	$(8,061)

Other-than-temporary impairments
The following table summarizes other-than-temporary impairments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Bonds	$—	$—	$—	$(5,898)
Stocks	(1,505)	(6,074)	(2,750)	(67,750)
Real estate	—	—	—	(500)

Total	$(1,505)	$(6,074)	$(2,750)	$(74,148)

5. CREDIT RISK MANAGEMENT
American National employs a strategy to invest funds at the highest return possible commensurate with sound and prudent underwriting practices to ensure a well-diversified investment portfolio.
Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by quality rating at June 30, 2010 and December 31, 2009 is summarized as follows:

	As of:
	June 30, 2010	December 31, 2009

AAA	11%	12%
AA+	2	2
AA	3	2
AA-	4	5
A+	7	8
A	15	14
A-	15	14
BBB+	12	13
BBB	15	16
BBB-	8	8
BB+ and below	8	6

Total	100%	100%

Common stock
American National’s common stock portfolio by market sector distribution at June 30, 2010 and December 31, 2009 is summarized as follows:

	As of
	June 30, 2010	December 31, 2009

Consumer goods	21%	19%
Financials	17	17
Information technology	16	16
Energy and utilities	13	13
Healthcare	12	12
Industrials	11	9
Communications	4	4
Mutual funds	3	7
Materials	3	3

Total	100%	100%

Mortgage loans and investment real estate
American National invests primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate.
Mortgage loans and investment real estate by property type distribution at June 30, 2010 and December 31, 2009 are summarized as follows:

	Mortgage Loans		Investment Real Estate
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009

Office buildings	31%	31%	12%	15%
Industrial	29	28	39	37
Shopping centers	19	19	18	19
Hotels and motels	14	15	2	2
Other	4	4	18	16
Commercial	3	3	11	11

Total	100%	100%	100%	100%

American National has a diversified portfolio of mortgage loans and real estate properties. Mortgage loans and investment real estate by geographic distribution at June 30, 2010 and December 31, 2009 are as follows:

	Mortgage Loans		Investment Real Estate
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009

West South Central	22%	22%	58%	58%
East North Central	21	20	7	8
South Atlantic	21	20	12	13
Pacific	9	10	2	2
Middle Atlantic	7	8	9	10
East South Central	6	6	7	7
Mountain	6	6	4	1
New England	4	4	—	—
West North Central	4	4	1	1

Total	100%	100%	100%	100%

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$23,393	$23,725	$21,222	$21,347
States of the U.S. and political subdivisions of the states	292,698	304,935	240,403	247,878
Foreign governments	29,008	33,861	28,997	32,603
Corporate debt securities	6,666,604	7,138,489	6,390,377	6,644,056
Residential mortgage-backed securities	714,408	740,837	693,178	695,972
Commercial mortgage-backed securities	33,667	10,940	33,128	9,187
Collateralized debt securities	9,226	8,228	9,627	8,676
Other debt securities	44,515	48,530	44,779	46,757

Total fixed maturities, held-to-maturity	$7,813,519	$8,309,545	$7,461,711	$7,706,476

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	4,180	4,180	3,886	3,886
States of the U.S. and political subdivisions of the states	642,495	642,495	558,035	558,035
Foreign governments	7,187	7,187	6,188	6,188
Corporate debt securities	3,210,667	3,210,667	3,253,012	3,253,012
Residential mortgage-backed securities	328,164	328,164	355,565	355,565
Collateralized debt securities	21,714	21,714	22,494	22,494
Other debt securities	14,913	14,913	14,370	14,370

Total fixed maturities, available-for-sale	$4,229,320	$4,229,320	$4,213,550	$4,213,550

Total fixed maturities	$12,042,839	$12,538,865	$11,675,261	$11,920,026

Marketable equity securities
Common stock:
Consumer goods	166,023	166,023	174,120	174,120
Energy and utilities	101,570	101,570	124,770	124,770
Finance	138,248	138,248	156,744	156,744
Healthcare	100,224	100,224	110,121	110,121
Industrials	85,609	85,609	87,430	87,430
Information technology	133,471	133,471	150,162	150,162
Materials	22,973	22,973	25,170	25,170
Mutual funds	26,170	26,170	66,202	66,202
Telecommunication services	35,625	35,625	40,035	40,035
Preferred stock	36,890	36,890	35,717	35,717

Total marketable equity securities	$846,803	$846,803	$970,471	$970,471

Options	41,344	41,344	32,801	32,801
Mortgage loans on real estate, net of allowance	2,387,657	2,462,868	2,229,659	2,267,157
Policy loans	370,139	370,139	364,354	364,354
Short-term investments	776,114	776,114	636,823	636,823

Total financial assets	$16,464,896	$17,036,133	$15,909,369	$16,191,632

Financial liabilities:
Investment contracts	8,108,923	8,108,923	7,828,243	7,828,243
Liability for embedded derivatives of equity indexed annuities	23,341	23,341	22,487	22,487
Notes payable	73,208	73,208	73,842	73,842

Total financial liabilities	$8,205,472	$8,205,472	$7,924,572	$7,924,572

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

The following tables provide quantitative disclosures regarding fair value hierarchy measurements of our financial assets and liabilities at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurement at June 30, 2010 Using:
		Quoted Prices in
		Active Markets		Significant
	Estimated Fair	for Identical	Significant Other	Unobservable
	Value at	Assets	Observable Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$23,725	$—	$23,725	$—
States of the U.S. and political subdivisions of the states	304,935	—	304,680	255
Foreign governments	33,861	—	33,861	—
Corporate debt securities	7,138,489	—	7,104,707	33,782
Residential mortgage-backed securities	740,837	—	738,006	2,831
Commercial mortgage-backed securities	10,940	—	10,940	—
Collateralized debt securities	8,228	—	380	7,848
Other debt securities	48,530	—	48,530	—

Total fixed maturities, held-to-maturity	$8,309,545	$—	$8,264,829	$44,716

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	4,180	—	4,180	—
States of the U.S. and political subdivisions of the states	642,495	—	639,970	2,525
Foreign governments	7,187	—	7,187	—
Corporate debt securities	3,210,667	—	3,176,286	34,381
Residential mortgage-backed securities	328,164	—	328,147	17
Collateralized debt securities	21,714	—	21,453	261
Other debt securities	14,913	—	14,913	—

Total fixed maturities, available-for-sale	$4,229,320	$—	$4,192,136	$37,184

Total fixed maturities	$12,538,865	$—	$12,456,965	$81,900

Marketable equity securities
Common stock:
Consumer goods	166,023	166,023	—	—
Energy and utilities	101,570	101,570	—	—
Finance	138,248	138,248	—	—
Healthcare	100,224	100,224	—	—
Industrials	85,609	85,609	—	—
Information technology	133,471	133,471	—	—
Materials	22,973	22,973	—	—
Mutual funds	26,170	26,170	—	—
Telecommunication services	35,625	35,625	—	—
Preferred stock	36,890	36,890	—	—

Total marketable equity securities	$846,803	$846,803	$—	$—

Options	41,344	—	—	41,344
Mortgage loans on real estate	2,462,868	—	2,462,868	—
Short-term investments	776,114	—	776,114	—

Total financial assets	$16,665,994	$846,803	$15,695,947	$123,244

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	23,341	—	—	23,341

Total financial liabilities	$23,341	$—	$—	$23,341

		Fair Value Measurement at December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Estimated Fair Value at	Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,347	$—	$21,347	$—
States of the U.S. and political subdivisions of the states	247,878	—	247,878	—
Foreign governments	32,603	—	32,603	—
Corporate debt securities	6,644,056	—	6,635,387	8,669
Residential mortgage-backed securities	695,972	—	692,702	3,270
Commercial mortgage-backed securities	9,187	—	9,187	—
Collateralized debt securities	8,676	—	624	8,052
Other debt securities	46,757	—	46,757	—

Total fixed maturities, held-to-maturity	$7,706,476	$—	$7,686,485	$19,991

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,886	—	3,886	—
States of the U.S. and political subdivisions of the states	558,035	—	558,035	—
Foreign governments	6,188	—	6,188	—
Corporate debt securities	3,253,012	—	3,238,004	15,008
Residential mortgage-backed securities	355,565	—	355,548	17
Collateralized debt securities	22,494	—	21,138	1,356
Other debt securities	14,370	—	14,370	—

Total fixed maturities, available-for-sale	$4,213,550	$—	$4,197,169	$16,381

Total fixed maturities	$11,920,026	$—	$11,883,654	$36,372

Marketable equity securities
Common stock:
Consumer goods	174,120	174,120	—	—
Energy and utilities	124,770	124,770	—	—
Finance	156,744	156,744	—	—
Healthcare	110,121	110,121	—	—
Industrials	87,430	87,430	—	—
Information technology	150,162	150,162	—	—
Materials	25,170	25,170	—	—
Mutual funds	66,202	66,202	—	—
Telecommunication services	40,035	40,035	—	—
Preferred stock	35,717	35,123	—	594

Total marketable equity securities	$970,471	$969,877	$—	$594

Options	32,801	—	—	32,801
Mortgage loans on real estate	2,267,157	—	2,267,157	—
Short-term investments	636,823	—	636,823	—

Total financial assets	$15,827,278	$969,877	$14,787,634	$69,767

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	22,487	—	—	22,487

Total financial liabilities	$22,487	$—	$—	$22,487

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances, is as follows (in thousands):

	Fixed	Other
	Maturities	Investments	Total
Beginning balance — December 31, 2009	$36,966	$10,314	$47,280
Total realized and unrealized investment gains (losses)
Included in other comprehensive income	1,178	(10,453)	(9,275)
Net loss for derivatives included in net investment income	(17)	(853)	(870)
Purchases, sales, and settlements/maturities
Purchases	50,141	23,465	73,606
Sales	(1,054)	(4,470)	(5,524)
Settlements/maturities	—	—	—
Gross transfers into Level 3	5,913	—	5,913
Gross transfers out of Level 3	(11,227)	—	(11,227)

Ending balance — June 30, 2010	$81,900	$18,003	$99,903

The transfers into Level 3 were the result of new securities purchased, or existing securities no longer being priced by the third-party pricing service. In accordance with American National’s pricing methodology, these securities are being valued using similar techniques as the pricing service; however, the Company-developed data is used in the process, which results in unobservable inputs, and a corresponding transfer into Level 3.
The transfers out of level 3 were securities now being priced by a third-party service, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.
There were no significant transfers between Levels 1 and 2.
7. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums for the six months ended June 30, 2010 are summarized as follows (in thousands):

	Life	Accident	Property
	& Annuity	& Health	& Casualty	Total

Balance at December 31, 2009	$1,114,491	$69,853	$146,637	$1,330,981

Additions	101,552	9,320	137,166	248,038
Amortization	(68,468)	(12,213)	(134,348)	(215,029)
Effect of change in unrealized losses on available-for-sale securities	(39,480)	—	—	(39,480)

Net changes	(6,396)	(2,893)	2,818	(6,471)

Balance at June 30, 2010	$1,108,095	$66,960	$149,455	$1,324,510

Premiums for the six months ended June 30:
2010	$219,278	$136,265	$573,969	$929,512

2009	$226,175	$149,573	$568,916	$944,664

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.
Acquisitions relate to the purchase of various insurance portfolios under assumption reinsurance agreements. All amounts for the present value of future profits resulting from the acquisition of life insurance portfolios have been accounted for in accordance with ASC 944-20-S99-2, “Accounting for Intangible Assets Arising from Insurance Contracts Acquired in a Business Combination,” and are immaterial in all periods presented.

8. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Activity in the liability for accident and health and property and casualty unpaid claims and claim adjustment expenses is summarized as shown below (in thousands):

	2010	2009

Balance at January 1	$1,224,211	$1,310,272
Less reinsurance recoverables	279,987	377,692

Net beginning balance	944,224	932,580

Incurred related to:
Current	615,581	599,573
Prior years	(40,624)	(6,165)

Total incurred	574,957	593,408

Paid related to:
Current	314,649	293,295
Prior years	218,051	270,953

Total paid	532,700	564,248

Net balance at June 30	986,481	961,740
Plus reinsurance recoverables	264,613	283,519

Balance at June 30	$1,251,094	$1,245,259

The balances at June 30 are included in policy and contract claims in the consolidated statements of financial position.
The potential uncertainty generated by volatility in loss development profiles is adjusted for through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown redundancies for the last several year-ends as a result of losses emerging favorably compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred losses and loss adjustment expenses attributable to insured events of prior years decreased by approximately $41,000,000 in the first six months of 2010 and $6,000,000 for the same period in 2009.
9. NOTES PAYABLE
At June 30, 2010, and December 31, 2009 American National’s real estate holding companies were partners in affiliates that had notes payable to third-party lenders totaling $73,208,000 and $73,842,000, respectively. These notes have interest rates ranging from 5.95% to 8.07% and maturities from 2010 to 2020. Each of these notes is secured by the real estate owned through the respective affiliated entity, and American National’s liability for these notes is limited to the amount of its investment in the respective affiliate, which totaled $33,388,000 and $33,265,000 at June 30, 2010 and December 31, 2009, respectively.
10. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate of the companies to the statutory federal income tax rate for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) on pre-tax income	$10,689	35.0%	$(4,382)	35.0%	$25,624	35.0%	$(31,255)	35.0%
Tax-exempt investment income	(2,277)	(7.4)	(2,381)	19.0	(4,587)	(6.3)	(4,704)	5.2
Dividend exclusion	(1,360)	(4.5)	(1,692)	13.5	(2,853)	(3.9)	(6,422)	7.2
Miscellaneous tax credits, net	(1,843)	(6.0)	(1,635)	13.1	(3,577)	(4.9)	(3,186)	3.6
Other items, net	(948)	(3.1)	(686)	5.5	(253)	(0.3)	3,768	(4.2)

	$4,261	14.0%	$(10,776)	86.1%	$14,354	19.6%	$(41,799)	46.8%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30	December 31,
	2010	2009
DEFERRED TAX ASSETS:
Marketable securities, principally due to impairment losses	$105,519	$109,650
Investment in real estate and other invested assets, principally due to investment valuation allowances	13,961	18,315
Policyholder funds, principally due to policy reserve discount	214,757	211,547
Policyholder funds, principally due to unearned premium reserve	33,783	31,312
Non-qualified pension	29,272	29,109
Participating policyholders’ surplus	29,784	28,505
Pension	35,422	35,228
Commissions and other expenses	15,860	16,209
Tax carryforwards	21,813	8,666
Other assets	12,619	5,952

Gross deferred tax assets	$512,790	$494,493
Valuation allowance	—	(400)

Net deferred tax assets	512,790	494,093

DEFERRED TAX LIABILITIES:
Marketable securities, principally due to net unrealized gains	(127,168)	(114,861)
Investment in bonds, principally due to accrual of discount on bonds	(15,204)	(13,426)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(353,439)	(356,014)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(5,337)	(4,758)

Gross deferred tax liabilities	(501,148)	(489,059)

Total net deferred tax asset	$11,642	$5,034

Management believes that a sufficient level of taxable income will be achieved to utilize the net deferred tax assets of the companies in the consolidated federal tax return. However, if not utilized within the statutory timeframe, American National has approximately $244,000 in deferred tax assets resulting from capital loss carryforwards that will expire at the end of tax year 2015 and approximately $21,569,000 in deferred tax assets resulting from ordinary loss carryforwards that will expire at the end of tax year 2030.
In accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes”, American National maintained a reserve for unrecognized tax benefits in 2008. The reserve was removed during 2009 because the tax was fully settled. The change in the reserve is as follows (in thousands):

	June 30,	December 31,
	2010	2009
UNRECOGNIZED TAX POSITIONS:
Balance at beginning of year	—	1,054
Tax positions related to prior years	—	—
Current year tax positions	—	—
Settlements during the year	—	(1,054)
Lapse in statute of limitations	—	—

Balance at end of period	—	—

American National recognizes interest expense and penalties related to uncertain tax positions. Interest expense and penalties are included in the “Other operating costs and expenses” line in the consolidated statements of operations. However, no interest expense was incurred as of June 30, 2010 or December 31, 2009. Also, no provision for penalties was established for uncertain tax positions.
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

	Before Federal	Federal Income	Net of Federal
	Income Tax	Tax Expense	Income Tax
June 30, 2010
Unrealized gains	$35,006	$23,567	$11,439
Reclassification adjustment for net gain/(loss) realized in net income/(loss)	23,788	8,326	15,462

Net unrealized gain/(loss) component of comprehensive income (loss)	$11,218	$15,241	$(4,023)

June 30, 2009
Unrealized gains	$349,995	$92,685	$257,310
Reclassification adjustment for net gain/(loss) realized in net income/(loss)	(79,484)	(27,819)	(51,665)

Net unrealized gain/(loss) component of comprehensive income (loss)	$270,511	$64,866	$205,645

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

The plan provides for the award of Restricted Stock. Restricted Stock Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Eight awards of restricted stock have been granted, with a total of 340,334 shares granted at an exercise price of zero. These awards result in compensation expense to American National over the vesting period. The amount of compensation expense recorded was $1,340,000 for the six months ended June 30, 2010 and $1,516,000 for the six months ended June 30, 2009.
The plan provides for the award of Stock Appreciation Rights (SAR). The SAR’s give the holder the right to compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the average of the high and low price on the last trading day of the period to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $30,000 and $1,613,000 at June 30, 2010 and December 31, 2009, respectively. Compensation expense (income) was recorded totaling $(1,583,000) and $7,000 for the six months ended June 30, 2010 and 2009, respectively.
The plan provides for the award of Restricted Stock Units (“RSU”). Beginning March 31, 2010, RSUs are awarded as a result of achieving the objectives of a performance based incentive compensation plan. The RSUs vest after two years when they will be converted to American National’s common stock on a one for one basis. These awards result in compensation expense to American National over the vesting period. Compensation expense or (income) was recorded totaling $260,000 for the six months ended June 30, 2010.
SAR and Restricted Stock (RS) information for June 30, 2010 and December 31, 2009 are as follows:

		SAR Weighted-		RS Weighted-		RSU Weighted-
		Average Price		Average Price		Average Price per
	SAR Shares	per Share	RS Shares	per Share	RS Units	Share

Outstanding at December 31, 2009	161,449	$108.53	261,334	$—	—	$—

Granted	1,835	110.83	—	—	10,230	109.29
Exercised	(8,833)	95.64	—	—	(811)	109.29
Forfeited	(4,649)	115.79	—	—	—	—

Outstanding at June 30, 2010	149,802	$109.16	261,334	$102.98	9,419	$109.29

The weighted-average contractual remaining life for the 149,802 SAR shares outstanding as of June 30, 2010, is 4.9 years. The weighted-average exercise price for these shares is $109.16 per share. Of the shares outstanding, 93,964 are exercisable at a weighted-average exercise price of $106.32 per share.
The weighted-average contractual remaining life for the 261,334 Restricted Stock shares outstanding as of June 30, 2010, is 6.3 years. The weighted-average exercise price for these shares is $102.98 per share. None of the shares outstanding was exercisable.
The weighted-average contractual remaining life for the 9,419 Restricted Stock Units authorized as of June 30, 2010, is 1.7 years. The weighted-average exercise price for these units is $109.29 per share. None of the authorized units are exercisable.

Earnings per share
Basic earnings per share was calculated using a weighted average number of shares outstanding of 26,558,832 at June 30, 2010 and 26,498,832 at June 30, 2009. The Restricted Stock resulted in diluted earnings per share as follows for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares outstanding	26,558,832	26,498,832	26,558,832	26,498,832
Incremental shares from restricted stock	110,996	—	110,996	—

Total shares for diluted calculations	26,669,828	26,498,832	26,669,828	26,498,832
Net income (loss) attributable to American National Insurance Company and Subsidiaries	26,622,000	(4,355,000)	61,400,000	(52,050,000)

Diluted earnings per share	$1.00	$(0.16)	$2.30	$(1.96)

Dividends
American National’s payment of dividends to stockholders is restricted by statutory regulations. Generally, the restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At June 30, 2010 and December 31, 2009, American National’s statutory capital and surplus was $1,869,175,000 and $1,892,467,000, respectively.
Generally, the same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by American National from its non-insurance subsidiaries amounted to $4,000,000 and $0 for the six months ended 2010 and 2009, respectively.
At June 30, 2010, approximately $1,357,445,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to $1,406,599,000 at December 31, 2009. Any transfer of these net assets to American National would be subject to statutory restrictions and approval.
Noncontrolling interests
American National County Mutual Insurance Company (County Mutual) is a mutual insurance company that is owned by its policyholders. However, County Mutual has a management agreement with American National, which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interest that the policyholders of County Mutual have in the financial position of County Mutual is reflected as noncontrolling interest totaling $6,750,000 at June 30, 2010 and December 31, 2009.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net liability of $792,000 and $5,205,000 at June 30, 2010 and December 31, 2009, respectively.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•	Net investment income from fixed income assets (bonds and mortgage loans) is allocated based on the funds generated by each line of business at the yield available from these fixed income assets at the time such funds become available.
•	Net investment income from all other assets is allocated to the operating segments in accordance with the amount of equity invested in each segment, with the remainder going to Corporate and Other.
•	Expenses are allocated to the lines based upon various factors, including premium and commission ratios within the respective operating segments.
•	Realized gains or losses on investments are allocated to Corporate and Other.
•	Equity in earnings of unconsolidated affiliates are allocated to Corporate and Other.
•	Federal income taxes have been applied to the net earnings of each segment based on a fixed tax rate. Any difference between the amount allocated to the segments and the total federal income tax amount is allocated to Corporate and Other.

The following tables summarize American National’s key financial measures used by the chief operating decision makers, including operating results as of and for the six months ended June 30, 2010 and 2009 (in thousands):
Three Months Ended June 30, 2010

				Property &	Corporate
	Life	Annuity	Health	Casualty	& Other	TOTAL
Premiums and Other Revenues:
Premiums	$68,873	$40,608	$67,841	$287,497	$—	$464,819
Other policy revenues	42,690	4,038	—	—	—	46,728
Net investment income	55,467	112,560	3,799	17,183	22,808	211,817
Other income	953	(1,523)	2,954	1,857	4,720	8,961

Total operating revenues	167,983	155,683	74,594	306,537	27,528	732,325

Realized gains/(losses) on investments	—	—	—	—	18,244	18,244

Total revenues	167,983	155,683	74,594	306,537	45,772	750,569

Benefits, Losses and Expenses:
Policy benefits	74,468	50,442	45,351	257,993	—	428,254
Interest credited to policy account balances	13,302	66,222	—	21	—	79,545
Commissions for acquiring and servicing policies	23,954	26,456	9,362	56,126	2	115,900
Other operating costs and expenses	42,983	16,196	12,973	32,604	9,698	114,454
Decrease (increase) in deferred policy acquisition costs	(1,534)	(14,683)	981	(2,890)	—	(18,126)

Total benefits, losses and expenses	153,173	144,633	68,667	343,854	9,700	720,027

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$14,810	$11,050	$5,927	$(37,317)	$36,072	$30,542

Three Months Ended June 30, 2009

				Property &	Corporate
	Life	Annuity	Health	Casualty	& Other	TOTAL
Premiums and Other Revenues:
Premiums	$65,228	$53,641	$69,651	$276,427	$—	$464,947
Other policy revenues	40,657	4,111	—	—	—	44,768
Net investment income	55,497	112,812	4,024	16,952	25,379	214,664
Other income	51	3,195	2,100	2,422	4,391	12,159

Total operating revenues	161,433	173,759	75,775	295,801	29,770	736,538

Realized gains/(losses) on investments	—	—	—	—	(8,748)	(8,748)

Total revenues	161,433	173,759	75,775	295,801	21,022	727,790

Benefits, Losses and Expenses:
Policy benefits	72,317	63,151	57,699	243,771	—	436,938
Interest credited to policy account balances	16,202	79,512	—	—	—	95,714
Commissions for acquiring and servicing policies	21,888	29,739	9,929	53,119	—	114,675
Other operating costs and expenses	43,627	15,506	15,864	31,719	13,662	120,378
Decrease (increase) in deferred policy acquisition costs	428	(19,419)	1,377	(9,782)	—	(27,396)

Total benefits, losses and expenses	154,462	168,489	84,869	318,827	13,662	740,309

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$6,971	$5,270	$(9,094)	$(23,026)	$7,360	$(12,519)

Six Months Ended June 30, 2010

				Property &	Corporate
	Life	Annuity	Health	Casualty	& Other	TOTAL
Premiums and Other Revenues:
Premiums	$138,318	$80,960	$136,265	$573,969	$—	$929,512
Other policy revenues	83,776	7,948	—	—	—	91,724
Net investment income	111,441	231,212	7,683	34,702	44,990	430,028
Other income	1,790	(2,922)	5,290	3,895	8,797	16,850

Total operating revenues	335,325	317,198	149,238	612,566	53,787	1,468,114

Realized gains/(losses) on investments	—	—	—	—	34,741	34,741

Total revenues	335,325	317,198	149,238	612,566	88,528	1,502,855

Benefits, Losses and Expenses:
Policy benefits	147,006	98,137	98,190	493,177	—	836,510
Interest credited to policy account balances	27,994	145,892	—	40	—	173,926
Commissions for acquiring and servicing policies	43,662	51,149	19,115	108,848	3	222,777
Other operating costs and expenses	86,375	30,801	25,112	63,270	23,882	229,440
Decrease (increase) in deferred policy acquisition costs	(4,144)	(28,940)	2,893	(2,818)	—	(33,009)

Total benefits, losses and expenses	300,893	297,039	145,310	662,517	23,885	1,429,644

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$34,432	$20,159	$3,928	$(49,951)	$64,643	$73,211

Six Months Ended June 30, 2009

				Property &	Corporate
	Life	Annuity	Health	Casualty	& Other	TOTAL
Premiums and Other Revenues:
Premiums	$135,318	$90,857	$149,573	$568,916	$—	$944,664
Other policy revenues	80,851	7,597	—	—	—	88,448
Net investment income	110,786	212,644	8,049	33,770	42,611	407,860
Other income	920	2,463	5,028	4,452	8,161	21,024

Total operating revenues	327,875	313,561	162,650	607,138	50,772	1,461,996

Realized gains/(losses) on investments	—	—	—	—	(82,209)	(82,209)

Total revenues	327,875	313,561	162,650	607,138	(31,437)	1,379,787

Benefits, Losses and Expenses:
Policy benefits	146,266	106,808	121,766	491,845	—	866,685
Interest credited to policy account balances	30,208	147,094	—	—	—	177,302
Commissions for acquiring and servicing policies	43,690	55,983	22,812	105,105	—	227,590
Other operating costs and expenses	90,712	29,283	31,567	59,483	20,495	231,540
Decrease (increase) in deferred policy acquisition costs	329	(31,467)	3,839	(6,730)	—	(34,029)

Total benefits, losses and expenses	311,205	307,701	179,984	649,703	20,495	1,469,088

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$16,670	$5,860	$(17,334)	$(42,565)	$(51,932)	$(89,301)

14. COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of operations, American National also had commitments outstanding at June 30, 2010, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $189,359,000, of which $167,320,000 is expected to be funded in 2010. The remaining balance of $22,039,000 is scheduled to be funded in 2011 and beyond. As of June 30, 2010, all of the mortgage loan commitments have interest rates that are fixed.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loan. However, since the cash value of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on the guarantees. The total amount of the guarantees outstanding as of June 30, 2010, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $207,621,000.
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
As previously reported, American National is a defendant in a putative class action lawsuit wherein the Plaintiff proposes to certify a class of persons who purchased certain American National proprietary deferred annuity products (Rand v. American National Insurance Company, U.S. District Court for the Northern District of California, filed February 12, 2009). Plaintiff alleges that American National violated the California Insurance, Business & Professions, Welfare & Institutions, and Civil Codes through its fixed and equity indexed deferred annuity sales and marketing practices by not sufficiently providing proper disclosure notices on the nature of surrender fees, commissions and bonus features and not considering the suitability of the product. Certain claims raised by Plaintiff relate to sales of annuities to the elderly. Plaintiff seeks statutory penalties, restitution, interest, penalties, attorneys’ fees, punitive damages and injunctive relief in an unspecified amount. Discovery in this case is ongoing. Both American National and Plaintiff have moved for summary judgment on statutory compliance issues. Summary judgment motions will be heard in late summer or early fall of 2010. If necessary, class certification issues may be briefed and argument heard by the Court by the end of 2010. American National believes that it has meritorious defenses; however, no prediction can be made as to the probability or remoteness of any recovery against American National.
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

15. RELATED PARTY TRANSACTIONS
American National has entered into recurring transactions and agreements with certain related parties as a part of its ongoing operations. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, legal services, and insurance contracts. The impact on the consolidated financial statements of the significant related party transactions as of June 30, 2010 and December 31, 2009, is shown below (in thousands):

		Dollar Amount of
		Transactions		Amount due from/(to) as of
		Six Months Ended June 30,		June 30,	December 31,
Related Party	Financial Statement Line Impacted	2010	2009	2010	2009

Gal-Tex Hotel Corporation	Mortgage loans on real estate	454	422	11,421	11,875
Gal-Tex Hotel Corporation	Net investment income	424	455	69	72
Gal-Tex Hotel Corporation	Other operating costs and expenses	131	152	25	20
Gal-Tex Hotel Corporation	Accident and health premiums	48	29	48	—
Moody Insurance Group, Inc.	Commissions for acquiring and servicing policies	1,392	1,391	405	388
Moody Insurance Group, Inc.	Other operating costs and expenses	70	123	—	—
National Western Life Ins. Co.	Accident and health premiums	76	95	—	—
National Western Life Ins. Co.	Other operating costs and expenses	738	640	—	—
Moody Foundation	Accident and health premiums	152	133	—	—
Greer, Herz and Adams, LLP	Other operating costs and expenses	5,849	4,787	473	370
Information Regarding Related Parties and Transactions
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34% and 50.2%, respectively, of Gal-Tex Hotel Corporation (“Gal-Tex”). The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National Insurance Company (“we” or “us”). As of June 30, 2010, we held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $11,421,000 as of June 30, 2010, has a current interest rate of 7.250%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments. Such loan impacts the “Mortgage loans on real estate” and “Investment income” lines of our financial statements.
Management Contracts with Gal-Tex: We have entered into management contracts with Gal-Tex for the management of a hotel and adjacent fitness center owned by us. Such contracts are terminable by us upon thirty days’ prior written notice. Payments by us to Gal-Tex pursuant to these management contracts impact the “Other operating costs and expenses” line of the financial statements.
Transactions with Moody Insurance Group, Inc.: Robert L. Moody, Jr. (“RLM Jr.”) is the son of our Chairman and Chief Executive Officer, brother of two of our directors, and he is one of our advisory directors. RLM Jr., mainly through his wholly-owned insurance agency, Moody Insurance Group, Inc. (“MIG”), has entered into a number of agency agreements with us and some of our subsidiaries in connection with the marketing of insurance products.
MIG and we are also parties to a Consulting and Special Marketing Agreement concerning development and marketing of new products. In addition to consulting fees paid under such agreement, compensation also includes dividends on shares of our Restricted Stock granted to MIG as a consultant. Such compensation impacts the “Other operating costs and expenses” line of our financial statements.
Health Insurance Contracts with Certain Affiliates: Our Merit Plan is insured by National Western Life Insurance Company (“National Western”). Robert L. Moody, Sr., our Chairman of the Board and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer, and controlling stockholder of National Western. Our Merit Plan is an insured medical plan that supplements our core medical insurance plan by providing coverage for co-pays, deductibles, and other out-of-pocket expenses that are not covered by the core medical insurance plan, limited to medical expenses that could be deducted by the recipient for federal income tax purposes. Payments made by us to National Western in connection with the Merit Plan impact the “Other costs and expenses” line of our financial statements.
In addition, we insure substantially similar plans offered by National Western, Gal-Tex, and The Moody Foundation to certain of their officers. We also insure The Moody Foundation’s basic health insurance plan. Amounts paid to us by such entities are reflected in the “Accident and health premiums” line of our financial statements.
Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is an advisory director of ours and a Partner with Greer, Herz Adams, L.L.P. which serves as our General Counsel. Legal fees and reimbursements of expenses in connection with such firm’s services as our General Counsel and for all of our subsidiaries are reflected in the “Other operating costs and expenses” line of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six month periods ended June 30, 2010 and 2009, of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). Such information should be read in conjunction with our consolidated financial statements together with the notes to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements contained herein are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
•	international economic and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
•	interest rate fluctuations;
•	estimates of our reserves for future policy benefits and claims;
•	differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns, and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes;
•	changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill;
•	changes in our claims-paying or credit ratings;
•	investment losses and defaults;
•	competition in our product lines and for personnel;
•	changes in tax law;
•	regulatory or legislative changes;
•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses;
•	domestic or international military actions, natural or man-made disasters, including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”) practices or policies; and
•	changes in assumptions for retirement expense.
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
Overview
American National Insurance Company has more than 100 years of experience. We have maintained our home office in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities, and property and casualty insurance. We also offer pension services and limited health insurance. Within our property and casualty business, we offer insurance for personal lines, agribusiness, and targeted commercial exposures. We provide personalized service to approximately eight million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa. Our total assets and stockholders’ equity as of June 30, 2010 were $20.7 billion and $3.5 billion, respectively, and at December 31, 2009 were $20.1 billion and $3.5 billion, respectively.
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
Recently Issued Accounting Pronouncements
Refer to Item 1, Note 3 of Notes to the Consolidated Financial Statements for a discussion on “Recently Issued Accounting Pronouncements.”

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2010 and 2009. For a discussion of our segment results, see Results of Operations and Related Information by Segment. The following table sets forth the consolidated results of operations (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Premiums and other revenues:
Premiums	$464,819	$464,947	$(128)	(0.0)	$929,512	$944,664	$(15,152)	(1.6)
Other policy revenues	46,728	44,768	1,960	4.4	91,724	88,448	3,276	3.7
Net investment income	211,817	214,664	(2,847)	(1.3)	430,028	407,860	22,168	5.4
Realized investments gains (losses), net	18,244	(8,748)	26,992	(308.6)	34,741	(82,209)	116,950	142.3
Other income	8,961	12,159	(3,198)	(26.3)	16,850	21,024	(4,174)	(19.9)

Total revenues	750,569	727,790	22,779	3.1	1,502,855	1,379,787	123,068	8.9

Benefits, losses and expenses:
Policy benefits	428,254	436,938	(8,684)	(2.0)	836,510	866,685	(30,175)	(3.5)
Interest credited to policy account balances	79,545	95,714	(16,169)	(16.9)	173,926	177,302	(3,376)	(1.9)
Commissions	115,900	114,675	1,225	1.1	222,777	227,590	(4,813)	(2.1)
Other operating costs and expenses	114,454	120,378	(5,924)	(4.9)	229,440	231,540	(2,100)	(0.9)
Change in deferred policy acquisition costs (1)	(18,126)	(27,396)	9,270	(33.8)	(33,009)	(34,029)	1,020	(3.0)

Total benefits and expenses	720,027	740,309	(20,282)	(2.7)	1,429,644	1,469,088	(39,444)	(2.7)

Income (loss) before other items and federal income taxes	$30,542	$(12,519)	$43,061	(344.0)	$73,211	$(89,301)	$162,512	(182.0)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a reduction to expenses in the periods indicated.
Consolidated revenues increased during the three and six months ended June 30, 2010 compared to the same periods in 2009. The three month increase was primarily due to an increase in realized investment gains as greater opportunities existed for favorable sales of investments, particularly in our stock and bond portfolios. The six month increase was primarily due to increases in net investment income and realized investment gains as a result of improving financial market conditions, partially offset by a slight decrease in premiums. Increases in our Life and Property and Casualty premiums largely offset the consolidated impact of decreases in Annuity and Health premiums.
Consolidated benefits and expenses decreased during the three and six months ended June 30, 2010 compared to the same periods in 2009. These decreases are primarily due to a decrease in policy benefits in our Annuity and Health segments.

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
Life segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Revenues:
Premiums	$68,873	$65,228	$3,645	5.6	$138,318	$135,318	$3,000	2.2
Other policy revenues	42,690	40,657	2,033	5.0	83,776	80,851	2,925	3.6
Net investment income	55,467	55,497	(30)	(0.1)	111,441	110,786	655	0.6
Other income	953	51	902	1,768.6	1,790	920	870	94.6

Total revenues	167,983	161,433	6,550	4.1	335,325	327,875	7,450	2.3

Benefits, losses and expenses:
Policy benefits	74,468	72,317	2,151	3.0	147,006	146,266	740	0.5
Interest credited to policy account balances	13,302	16,202	(2,900)	(17.9)	27,994	30,208	(2,214)	(7.3)
Commissions	23,954	21,888	2,066	9.4	43,662	43,690	(28)	(0.1)
Other operating costs and expenses	42,983	43,627	(644)	(1.5)	86,375	90,712	(4,337)	(4.8)
Change in deferred policy acquisition costs	(1,534)	428	(1,962)	(458.4)	(4,144)	329	(4,473)	(1,359.6)

Total benefits, losses and expenses	153,173	154,462	(1,289)	(0.8)	300,893	311,205	(10,312)	(3.3)

Income before other items and federal income taxes	$14,810	$6,971	$7,839	112.5	$34,432	$16,670	$17,762	106.6

For the three and six months ended June 30, 2010, earnings more than doubled when compared to the same periods in 2009. Both periods of 2010 experienced growth in the following:
•	other policy revenues due to higher policy service fees;
•	reductions in interest credited to policy account balances, which resulted from lowering rates on certain life products;
•	lower other operating costs and expenses primarily due to decreases in Sarbanes-Oxley and SEC registration related consulting fees; and
•	decreases in the change in DAC that resulted from fewer terminations of life policies.
During the second quarter of 2009, we settled a class action lawsuit related to certain credit life and disability sales. The Life segment fully reserved for this settlement and did not incur any related impact to its income from operations during the three or six months ended June 30, 2009. However, during the three and six months ended June 30, 2009, several categories of the consolidated statement of operations were impacted by the recording of the settlement, including premiums, other income, commissions, and other operating costs and expenses. For additional information on this settlement, refer to the discussion of the Perkins litigation in our Commitments and Contingencies footnote within the Notes to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.
Premiums
Revenues from traditional life insurance products include scheduled premium payments from policyholders on whole life and term life products. These premiums are in exchange for financial protection for the policyholder from a specific insurable event, such as death or disability. The change in total premiums is impacted by new sales during the period and the persistency of in-force policies.

Premiums slightly increased for both the three and six months periods ended June 30, 2010 compared to 2009. Excluding the effect of the previously noted settlement payments, earned premiums decreased $0.9 million and $1.5 million for the three and six month periods ended June 30, 2010, respectively, as compared to the like periods of 2009. We consider these decreases insignificant as they represent approximately 1.0% of the premium earned in the comparable periods of 2009.
Other Policy Revenues
Other policy revenues include mortality charges, earned policy service fees, and surrender charges on interest sensitive life insurance policies. These charges increased for the three and six months ended June 30, 2010 compared to 2009 primarily due to higher policy service fees. The increase in fees reflects a growing block of interest sensitive life business in the Independent Marketing channel, a trend that we expect to continue as that channel emphasizes growth in life business to complement its large annuity block.
Net Investment Income
Net investment income remained relatively flat for the three and six months ended June 30, 2010 compared to 2009. The absence of significant fluctuation was due to the offsetting effect of slight increases in the reserves available to invest and a decrease caused by the drop in yield rates earned.
Interest sensitive life products are adjustable with respect to crediting rates in changing interest rate environments. On the other hand, non-interest sensitive life products, such as whole life and term life policies, cannot be adjusted to reflect a change in earned investment rates. In a low interest rate environment, the effect of this lower yield earned directly impacts earnings due to not having any offset with lower crediting rates. The current environment is one of low interest rates, resulting in lower earnings on our non-interest sensitive products.
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
Policy benefits modestly increased for the three and six months ended June 30, 2010 compared to 2009. The result is consistent with relatively stable premiums and net investment income.
Commissions
Commissions increased for the three months ended June 30, 2010 and slightly decreased for the six months ended June 30, 2010, compared to the same periods in 2009. Excluding the effect of the previously noted settlement payments, commissions increased $1.2 million and decreased $0.9 million for the three and six month periods ended June 30, 2010, respectively, as compared to the same periods in 2009. The minor fluctuations in commissions for both periods were mainly attributable to changes in the volume of sales of different products.
Other Operating Costs and Expenses
Other operating costs and expenses decreased for the three and six months ended June 30, 2010 compared to 2009. Excluding the effect of the previously noted settlement payments, other operating costs and expenses decreased $5.1 million and $8.8 million for the three and six month periods ended June 30, 2010, respectively, as compared to the like periods of 2009. The decreases for both periods were primarily due to a reduction in consulting fees which were attributed to Sarbanes-Oxley and SEC registration related consulting fees as well as lower back-office expenses.

Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage

Acquisition cost capitalized	$20,050	$16,802	$3,248	19.3	$38,148	$35,122	$3,026	8.6
Amortization of DAC	(18,516)	(17,230)	(1,286)	(7.5)	(34,004)	(35,451)	1,447	4.1

Change in deferred policy acquisition costs (1)	$1,534	$(428)	$1,962	458.4	$4,144	$(329)	$4,473	1,359.6

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a reduction to expenses in the periods indicated.
We regularly review the underlying DAC assumptions, including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Relatively minor adjustments to these assumptions can significantly impact changes in DAC. We monitor the amortization of DAC as a percentage of gross profits before DAC amortization. A deterioration of this ratio could indicate an emergence of adverse experience affecting the future profitability of a particular block of business and, in turn, affect the recoverability of DAC from such future profits.
The previously noted settlement payments caused increases of $4.2 million to both acquisition costs capitalized and DAC amortization for the three and six months ended June 30, 2009. The settlement-related increase to acquisition costs capitalized was fully offset by the settlement related increase to DAC amortization and therefore, no net impact was recognized in the statement of operations. Excluding the effect of the settlement payments, DAC amortization decreased $2.9 million and $5.6 million for the three and six months ended June 30, 2010 compared to 2009, respectively, as a result of lower lapse rates.
An increase in the lapse rate would cause acceleration in DAC amortization; therefore, the lapse rate is an important measure of the Life segment’s performance. The average annualized lapse/surrender rates in the Life segment were 9.4% and 9.7% for the three months and 9.7% and 10.4% for the six months ended June 30, 2010 and 2009, respectively. These combined rates reflect both first year and renewal business. First year lapse rates are typically much higher on traditional life business than in later years. In general, stable or lower lapse rates are important toward maintaining profitability of the Life segment, as higher lapse rates will reduce the average life expectancy of the in-force block of business and could result in acceleration in the amortization of DAC.
Although difficult to quantify, there is generally some correlation between recessionary economic conditions and high termination rates on life insurance policies. Therefore, we believe the lower termination rates for 2010 are due in part to the improvement in the general economic conditions from a year ago.

Policy in-force information
The following tables summarize changes in the Life segment’s in-force amounts and policy counts (dollar amounts in thousands):

	As of June 30,		Change Over Prior Year
	2010	2009	amount	percentage
Life insurance in-force:
Traditional life	$45,656,727	$46,126,438	$(469,711)	(1.0)
Interest sensitive life	24,042,637	23,237,976	804,661	3.5

Total life insurance in-force	$69,699,364	$69,364,414	$334,950	0.5

	As of June 30,		Change Over Prior Year
	2010	2009	amount	percentage
Number of policies:
Traditional life	2,311,928	2,385,140	(73,212)	(3.1)
Interest sensitive life	175,560	173,660	1,900	1.1

Total number of policies	2,487,488	2,558,800	(71,312)	(2.8)

There was a slight percentage increase in total life insurance in-force as of June 30, 2010 when compared to 2009. The aggregate of the face amount on new policies issued is partially offset by the aggregate of the face amount of older policies terminated by death, lapse, or surrender, which has resulted in an insignificant net increase in the total life insurance in-force.
The decreasing trend in our policy count is primarily attributable to new business activity being comprised of fewer, but larger face-value policies.

Annuity
We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, and multiple line and employee agents. Segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Revenues:
Premiums	$40,608	$53,641	$(13,033)	(24.3)	$80,960	$90,857	$(9,897)	(10.9)
Other policy revenues	4,038	4,111	(73)	(1.8)	7,948	7,597	351	4.6
Net investment income	112,560	112,812	(252)	(0.2)	231,212	212,644	18,568	8.7
Other income	(1,523)	3,195	(4,718)	(147.7)	(2,922)	2,463	(5,385)	(218.6)

Total revenues	155,683	173,759	(18,076)	(10.4)	317,198	313,561	3,637	1.2

Benefits, losses and expenses:
Policy benefits	50,442	63,151	(12,709)	(20.1)	98,137	106,808	(8,671)	(8.1)
Interest credited to policy account balances	66,222	79,512	(13,290)	(16.7)	145,892	147,094	(1,202)	(0.8)
Commissions	26,456	29,739	(3,283)	(11.0)	51,149	55,983	(4,834)	(8.6)
Other operating costs and expenses	16,196	15,506	690	4.4	30,801	29,283	1,518	5.2
Change in deferred policy acquisition costs	(14,683)	(19,419)	4,736	24.4	(28,940)	(31,467)	2,527	8.0

Total benefits, losses and expenses	144,633	168,489	(23,856)	(14.2)	297,039	307,701	(10,662)	(3.5)

Income before other items and federal income taxes	$11,050	$5,270	$5,780	109.7	$20,159	$5,860	$14,299	244.0

Earnings substantially increased for the three and six months ended June 30, 2010 compared to 2009. The increase in both periods is the net result of a substantial increase in the amount of interest spreads (investment income less interest credited to policy account balances and reserves) offset by a relatively modest increase in expenses. Interest spreads increased largely as a result of growth in the block of business.
Premiums
Annuity premium and deposit amounts received during the three and six months ended June 30, 2010 and 2009 are shown in the table below (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage

Fixed deferred annuity	$256,117	$577,669	$(321,552)	(55.7)	$446,392	$1,141,906	$(695,514)	(60.9)
Equity indexed deferred annuity	124,791	39,807	84,984	213.5	248,955	63,204	185,751	293.9
Single premium immediate annuity	41,801	55,460	(13,659)	(24.6)	82,775	93,490	(10,715)	(11.5)
Variable deferred annuity	22,677	19,265	3,412	17.7	48,304	41,231	7,073	17.2

Total	445,386	692,201	(246,815)	(35.7)	826,426	1,339,831	(513,405)	(38.3)

Less: policy deposits	(404,778)	(638,560)	233,782	36.6	(745,466)	(1,248,974)	503,508	40.3

Total earned premiums	$40,608	$53,641	$(13,033)	(24.3)	$80,960	$90,857	$(9,897)	(10.9)

Amounts received on single premium immediate annuities (“SPIA’s”) are classified as premiums and are taken immediately into income. Amounts received from fixed deferred annuity policyholders and equity indexed annuity policyholders are classified as deposits and are not immediately taken into income. Fees assessed against variable deferred annuity policyholder funds are reported as income.
Fixed deferred annuity receipts decreased for the three and six months ended June 30, 2010 compared to 2009. The decrease in sales of our fixed annuity products was a result of the comparison to abnormally high sales in the first quarter of 2009 due to a “flight to safety” related to the credit crisis of late 2008. We planned for the decrease which met our expectations.

Equity indexed deferred annuity premiums increased for the three and six months ended June 30, 2010 compared to 2009. The increases were primarily the result of certain annuitants accepting some exposure to volatility in the pursuit of potentially higher returns. Equity indexed deferred annuities allow policyholders to participate in equity returns while also having certain downside protection resulting from the guaranteed minimum returns defined in the product.
SPIA premiums decreased for the three and six months ended June 30, 2010 compared to 2009. The competitiveness of rates in the SPIA line can change very quickly and premium income can reflect changes in our position relative to the financial marketplace. In the first quarter of 2010, sales outpaced the prior year, but in the second quarter of 2010, sales were down $13.6 million from the prior year, bringing year-to-date sales $10.7 million under the prior year. We believe that the current low interest rate environment has led some prospective annuity buyers to defer their purchase of a payout annuity and temporarily invest in cash, in the hope that rates will be higher at a later date, affording a higher annuity payment per premium dollar.
Policy deposits decreased for the three and six months ended June 30, 2010 compared to 2009. The decreases were mainly the result of decreases in the fixed deferred annuity premiums noted above.
Other Policy Revenues
Other policy revenues include surrender charges, variable annuity management and expense fees, other expense charges, and charges for riders on deferred annuities. Other policy revenues were relatively static for the three months ended June 30, 2010 compared to 2009. For the six months ended June 30, 2010 compared to 2009, other policy revenues increased primarily as a result of an increase in variable annuity mortality and expense charges due to higher policyholder account balances.
Net Investment Income
Net investment income, a key component of the profitability of the Annuity segment, showed a slight decrease for the three months ended June 30, 2010 compared to 2009. This decrease is the net result of a $12.0 million decrease in the gain/loss on equity options held to hedge equity indexed deferred annuities, almost entirely offset by increased fixed investment income due to a 12.0% larger asset base as a result of a corresponding 12.4% growth in reserves.
Net investment income increased for the six months ended June 30, 2010 compared to 2009, similarly due to the net result of decreased equity option returns and increased fixed investment income. Fixed investment income increased $28.3 million, largely due to a 12.0% larger asset base, whereas equity option returns decreased $9.8 million.
Equity options are purchased and held as a means to hedge equity indexed annuity benefits. Realized and unrealized gains or losses on the equity options portfolio are recognized in earnings as net investment income. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative. The gain or loss on the embedded derivative is recognized in earnings as interest credited to policy account balances.
The following table details the gain or loss on derivatives related to equity indexed deferred annuities (in thousands):

	Three Months Ended June 30,		Change Over Prior Year	Six Months Ended June 30,		Change Over Prior Year
	2010	2009	2009	2010	2009	2009

Derivative gain/(loss) included in net investment income	$(10,252)	$1,757	$(12,009)	$(11,889)	$(2,101)	$(9,788)

Embedded derivative gain/(loss) included in interest credited	$12,628	$(3,000)	$15,628	$12,911	$(738)	$13,649

The derivative gain/(loss) included in net investment income is offset by the embedded derivative gain/(loss) included in interest credited. See the discussion in the Interest Credited to Policy Account Balances section for further details.

Interest Spread and Account Values
We evaluate the performance of our Annuity segment primarily based on interest spreads. Interest spread is the difference between investment income on assets supporting the product lines and benefits credited to policyholders, including interest credited to deferred annuities. In determining interest spread, deferred sales inducements, such as first-year interest bonuses, are excluded from the interest credited measurement. The variable annuity spread is equal to the mortality and expense charge assessed against policyholder funds.
The table below shows the interest spreads for our annuity products (in thousands, except percentages):

	Six Months Ended June 30,
	2010	2009
Fixed deferred annuity
Interest spread (excluding first year sales inducements):
Dollar amount	$71,098	$56,492
Annualized rate	1.70%	1.55%

Variable deferred annuity
Mortality and expense charge:
Dollar amount	$2,409	$1,871
Annualized rate	1.23%	1.16%

Total annuity:
Gross interest margins:
Dollar amount	$73,507	$58,363
Annualized rate	1.68%	1.53%
The profits on fixed deferred annuity contracts are driven by interest spreads and, to a lesser extent, other policy fees. When determining crediting rates for fixed deferred annuities, management considers current investment yields in setting new money crediting rates and looks at average portfolio yields when setting renewal rates. In setting rates, management takes into account target spreads established by pricing models while also factoring in price levels needed to maintain a competitive position. Target interest spreads vary by product depending on attributes such as interest bonus, interest guarantee term, and length of surrender charge period.
Interest spread income can vary from period to period due to factors such as yields on short-term (cash) investments, the portion of the portfolio invested in cash, commercial mortgage loan prepayments, bond make-whole premiums, product mix, and competition in the annuity market.
The amount of interest spread on fixed deferred annuities increased from 2009 levels. The increase was primarily due to a 12.0% growth in the block of business which resulted in higher average policyholder account balances.
A portion of the variable deferred annuity policies in the table above include guaranteed minimum death benefits. The total account value related to variable deferred annuity policies with guaranteed minimum death benefit features was $61.3 million and $59.9 million as of June 30, 2010 and 2009, respectively.
We are subject to equity market volatility related to these guaranteed minimum death benefits. We use reinsurance to mitigate the mortality exposure associated with such benefits. Our maximum guaranteed minimum death benefit exposure, before reinsurance, which represents the total exposure in the event that all annuitants die, was $7.8 million and $13.8 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The decrease in the guaranteed minimum death benefit amount at risk in the six months ended June 30, 2010 compared to 2009 was due to the partial recovery in the equity market from the 2008 financial market downturn.

Account Values: In addition to interest margins, we monitor account values and changes in account values as a key indicator of the performance of our Annuity segment. The table below shows the account values and the changes in these values as a result of net inflows and outflows, fees, interest credited and market value changes for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009

Fixed deferred annuity:
Account value, beginning of period	$8,151,366	$6,918,365
Net inflows	262,074	586,704
Fees	(5,483)	(5,711)
Interest credited	148,062	145,558

Account value, end of period	$8,556,019	$7,644,916

Variable deferred annuity:
Account value, beginning of period	$400,624	$309,011
Net inflows/(outflows)	(1,018)	7,904
Fees	(2,409)	(1,870)
Change in market value and other	(11,639)	21,675

Account value, end of period	$385,558	$336,720

Single premium immediate annuity:
Reserve, beginning of period	$820,295	$701,141
Net inflows	17,094	24,419
Interest and mortality	20,936	15,142

Reserve, end of period	$858,325	$740,702

Fixed Deferred Annuity: Account values associated with fixed deferred annuities increased $404.7 million during the first six months of 2010. Account values increased $726.6 million during the same period of 2009. The reduced growth in 2010 resulted from lower sales due to the low interest environment.
Variable Deferred Annuity: Variable deferred annuity account values decreased $15.1 million during the first six months of 2010 versus an increase of $27.7 million during the first six months of 2009. The decrease in 2010 was due to financial market depreciation, whereas the increase in 2009 was largely due to financial market appreciation.
SPIA: SPIA reserves increased $38.0 million during the first six months of 2010 and increased $39.6 million during the first six months of 2009. The decrease in growth was primarily due to a $7.3 million decrease in net inflows partially offset by a $5.8 million increase in interest and mortality fees.
Policy Benefits
Benefits consist of annuity payments and reserve increases on SPIA contracts. Benefits decreased for the three and six months ended June 30, 2010 compared to 2009. The decreases for both periods were mainly attributed to a reduced amount of new-issue reserve additions due to decreased sales of SPIA contracts.
Interest Credited to Policy Account Balances
The decrease in interest credited for the three months ended June 30, 2010 compared to 2009 was the net result of a $15.6 million decrease in embedded derivative gain/(loss) offset by increased fixed interest credited resulting from 12.0% growth in the size of the block, as measured by in-force policy account balances. Similarly, the decrease in interest credited for the six month comparative period was the net result of a $13.6 million decrease in embedded derivative gain/(loss) offset by increased fixed interest credited, also resulting from the 12.0% growth in in-force policy account balances.

Commissions
Commissions decreased for the three and six months ended June 30, 2010 compared to 2009. The decrease was primarily due to an overall decrease in sales, slightly offset by an increase in the ratio of commissions to premiums due to a change in our product mix, with higher commission items making up a larger portion of our sales while lower commission products were selling less.
Other Operating Costs and Expenses
Other operating costs and expenses remained relatively flat for the three months ended June 30, 2010 compared to 2009. For the six months ended June 30, 2010 compared to 2009, other operating costs and expenses increased which was primarily the result of a $1.4 million one-time buyout of trailing consultant fees linked to certain equity indexed annuity products.
Change in Deferred Policy Acquisition Costs
DAC on deferred annuities is amortized in proportion to gross profits. The change in DAC balance consists of new DAC additions from acquisition costs capitalized in the current period, less amortization (write-downs) of outstanding DAC balances from prior periods. The following table presents the components of change in DAC for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage

Acquisition cost capitalized	$32,251	$34,440	$(2,189)	(6.4)	$63,405	$64,842	$(1,437)	(2.2)
Amortization of DAC	(17,568)	(15,021)	(2,547)	(17.0)	(34,465)	(33,375)	(1,090)	(3.3)

Change in deferred policy acquisition costs(1)	$14,683	$19,419	$(4,736)	(24.4)	$28,940	$31,467	$(2,527)	(8.0)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a reduction to expenses in the periods indicated.
A performance measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the three months ended June 30, 2010 and 2009 was 49.8% and 57.5%, respectively. The reduction in the ratio was primarily due to improved persistency.
The amortization of DAC as a percentage of gross profits for the six months ended June 30, 2010 and 2009 was 52.1% and 66.4%, respectively. The reduction in the ratio was due to improved persistency.
We believe low interest rates on competing guaranteed interest products, such as certificates of deposit and money market funds, was a contributing factor to our improved persistency in both periods.
The change in DAC decreased in the three and six months ended June 30, 2010 compared to 2009. The decreases in both periods were due in part to decreased acquisition costs capitalized due to reduced commissions and increased amortization of DAC which correlates with the growth in gross profits.

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
Segment results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Revenues:
Premiums	$67,841	$69,651	$(1,810)	(2.6)	$136,265	$149,573	$(13,308)	(8.9)
Net investment income	3,799	4,024	(225)	(5.6)	7,683	8,049	(366)	(4.5)
Other income	2,954	2,100	854	40.7	5,290	5,028	262	5.2

Total premiums and other revenues	74,594	75,775	(1,181)	(1.6)	149,238	162,650	(13,412)	(8.2)

Benefits and expenses:
Policy benefits	45,351	57,699	(12,348)	(21.4)	98,190	121,766	(23,576)	(19.4)
Commissions	9,362	9,929	(567)	(5.7)	19,115	22,812	(3,697)	(16.2)
Other operating costs and expenses	12,973	15,864	(2,891)	(18.2)	25,112	31,567	(6,455)	(20.4)
Change in deferred policy acquisition costs	981	1,377	(396)	(28.8)	2,893	3,839	(946)	(24.6)

Total benefits and expenses	68,667	84,869	(16,202)	(19.1)	145,310	179,984	(34,674)	(19.3)

Income (loss) before other items and federal income taxes	$5,927	$(9,094)	$15,021	165.2	$3,928	$(17,334)	$21,262	122.7

Earnings for the Health lines of business improved for the three and six month periods ended June 30, 2010 compared to 2009. Earnings for both periods of 2010 were largely improved by reductions in policy benefits relative to higher claim payments in 2009. Lower operating costs and expenses also contributed to the improvement in earnings with a decrease in payroll costs resulting from personnel reductions, a one-time marketing fee for the write-off of agent balances in the second quarter of 2009 and a decrease in technology costs. A decrease in premiums resulting from a reduction of in-force policies partially offset the improvement in earnings for the six months ended June 30, 2010.
During the second quarter of 2009, we settled a class action lawsuit on our credit accident and health product which resulted in issuing $12.4 million in settlement payments comprised of credit accident and health premium refunds and other related damages and fees, to certain previously insured persons. The Health segment was fully reserved for this settlement and did not incur any related impact to its income (loss) from operations during the three or six months ended June 30, 2009. However, during the three and six months ended June 30, 2009, several categories of the consolidated statements of income were impacted by the recording of the settlement including premiums, other income, commissions, and other operating costs and expenses. For additional information on this settlement, refer to the discussion of the Perkins litigation in our Commitments and Contingencies footnote within Notes to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.
Health Care Reform
During March 2010, the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Act”), were signed into law. The Act mandates broad changes in the delivery of health care benefits that impact our current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. We have been evaluating potential business opportunities resulting from the Act that will enable us to leverage our strengths and capabilities. The Act includes provisions for mandatory payment of assessment fees, coverage of benefits and a minimum medical loss ratio, eliminates lifetime and annual benefit limits and creates health insurance exchanges. These provisions are expected to take effect over the next several years from 2010 to 2018.

Management is currently unable to estimate the ultimate impact of the Act on our results of operations, financial condition and liquidity due to the uncertainties of interpretation, implementation and timing of the many provisions of the Act.
Additionally, as a result of the Act, management decided to discontinue the sale of individual medical expense insurance plans effective June 30, 2010. Such insurance plans include our major medical and hospital surgical product lines.
Premiums
The Health segment’s earned premiums decreased for the three and six months ended June 30, 2010 compared to 2009. Excluding the effect of the previously noted settlement payments, earned premium decreased $6.1 million during the three months ended June 30, 2010 compared to 2009, which was mainly attributable to a decrease in the sales of our group plan product. Earned premiums, net of the settlement payments, decreased $17.6 million for the six months ended June 30, 2010 compared to 2009, which was primarily driven by the winding down of our major medical product, the booking of a large volume of ceded premium payments in the MGU line in 2009 that did not occur in 2010 and the loss of two major MGU’s.
In addition, premium earned on our Medicare Supplement product remain relatively flat for the six months ended June 30, 2010 compared to 2009, while the number of Medicare Supplement policies dropped by 4,900 during the same period. The flat premiums and decreasing number of policies was mainly a result of rate increases and a shift from a lower premium product to a higher premium product.
Our MGU line’s in-force policies had a net decrease of 45,800 for the six months ended June 30, 2010 compared to 2009. The net decrease was mainly attributed to the loss of two major MGU’s.
Premiums for the periods indicated are as follows (in thousands, except percentages):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Premiums		Premiums		Premiums		Premiums
	dollars	percentage	dollars	percentage	dollars	percentage	dollars	percentage
Medicare Supplement	$29,731	43.8%	$29,963	43.0%	$60,122	44.0%	$60,178	40.2%
Managing general underwriter	3,573	5.3	2,493	3.6	5,747	4.2	13,742	9.1
Group	7,203	10.6	9,895	14.2	14,302	10.5	16,989	11.4
Major medical	5,812	8.6	7,750	11.1	12,067	9.0	15,950	10.7
Hospital surgical	11,775	17.3	12,880	18.5	24,394	17.9	25,063	16.8
Long-term care	415	0.6	541	0.8	822	0.6	1,070	0.7
Supplemental insurance	1,952	2.9	2,061	3.0	3,940	2.9	4,206	2.8
Credit accident and health	5,421	8.0	1,887	2.7	10,843	8.0	7,949	5.3
All other	1,959	2.9	2,181	3.1	4,028	2.9	4,426	3.0

Total	$67,841	100.0%	$69,651	100.0%	$136,265	100.0%	$149,573	100.0%

Our in-force policies as of the dates indicated are as follows:

	As of June 30, 2010		As of June 30, 2009
	Certificates/Policies		Certificates/Policies
	number	percentage	number	percentage

Medicare Supplement	54,198	8.9%	59,094	8.5%
Managing general underwriter	71,377	11.7	117,203	16.9
Group	13,504	2.2	19,049	2.8
Major medical	2,789	0.5	3,943	0.6
Hospital surgical	11,903	1.9	16,084	2.3
Long-term care	1,829	0.3	1,962	0.3
Supplemental insurance	93,922	15.4	98,717	14.3
Credit accident and health	298,897	49.0	308,723	44.5
All other	61,717	10.1	67,911	9.8

Total	610,136	100.0%	692,686	100.0%

Net Investment Income
Net investment income remained relatively consistent for the three and six months ended June 30, 2010 and 2009.
Policy Benefits
The benefit ratio, measured as the ratio of claims and other benefits to premiums, decreased to 66.8% and 72.1% for the three and six months ended June 30, 2010, respectively, from 82.8% and 81.4% for the three and six months June 30, 2009, respectively. Unexpected high claim payments on medical expense products in 2009, with a subsequent return to lower levels during the first half of 2010 contributed to the decrease in the benefit ratio. In addition, premium rate increases implemented during late 2009 and early 2010 also improved the benefit ratio.
Commissions
Commissions decreased for the three and six months ended June 30, 2010 compared to 2009. Excluding the effect of the previously noted settlement payments, commissions decreased $1.5 million during the three months ended June 30, 2010 compared to 2009, which was mainly attributable to a decrease in sales. Commissions, net of the settlement payments, decreased $4.6 million for the six months ended June 30, 2010 compared to 2009, which was primarily due to booking a large ceded commission in the MGU line in 2009 that did not occur in 2010, with the remainder of the decrease due to lower sales.
Other Operating Costs and Expenses
For the three and six months ended June 30, 2010, other operating costs and expenses decreased when compared to the same periods in 2009. Excluding the effect of the previously noted settlement payments, other operating costs and expenses decreased $7.2 million during the three months ended June 30, 2010 compared to 2009, which was mainly attributable to lower payroll costs resulting from a reduction of personnel in the fourth quarter of 2009, a one-time marketing fee for the write-off of agent balances in the second quarter of 2009 and lower technology costs. Other operating costs and expenses, net of the settlement payments, decreased $10.8 million for the six months ended June 30, 2010 compared to 2009 which was primarily attributed to lower payroll costs and a one-time marketing fee as well as lower technology costs and bank charges.
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
The following table presents the components of change in DAC for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Acquisition cost capitalized	$4,978	$3,624	$1,354	37.4	$9,320	$8,101	$1,219	15.0
Amortization of DAC	(5,959)	(5,001)	(958)	(19.2)	(12,213)	(11,940)	(273)	(2.3)

Total change in DAC (1)	$(981)	$(1,377)	$396	28.8	$(2,893)	$(3,839)	$946	24.6

(1)	A negative amount of net change indicates more expense was amortized than deferred and represents an increase to expenses in the periods indicated.
As of June 30, 2010, the Health related DAC balances were $67.0 million compared to $71.0 million as of June 30, 2009. The decrease in DAC reflects a reversal of acquisition costs previously capitalized and the related amortization expense.
The change in DAC decreased for both the three and six months ended June 30, 2010 compared to 2009 due to a reduction of the number of in-force policies.

Property and Casualty
Property and Casualty business is written through our multiple line agents and Credit Insurance Division agents. Evaluation of our property and casualty insurance operations is based on the total underwriting results (net premiums earned less incurred losses and loss expenses, policy acquisition costs and other underwriting expenses) and the ratios noted in the table below.
Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Revenues:
Net premiums written	$304,663	$306,656	$(1,993)	(0.6)	$602,144	$603,476	$(1,332)	(0.2)

Net premiums earned	$287,497	$276,427	$11,070	4.0	$573,969	$568,916	$5,053	0.9
Net investment income	17,183	16,952	231	1.4	34,702	33,770	932	2.8
Other income	1,857	2,422	(565)	(23.3)	3,895	4,452	(557)	(12.5)

Total premiums and other revenues	306,537	295,801	10,736	3.6	612,566	607,138	5,428	0.9

Benefits and expenses:
Policy benefits	258,014	243,771	14,243	5.8	493,217	491,845	1,372	0.3
Commissions	56,126	53,119	3,007	5.7	108,848	105,105	3,743	3.6
Other operating costs and expenses	32,604	31,719	885	2.8	63,270	59,483	3,787	6.4
Change in deferred policy acquisition costs	(2,890)	(9,782)	6,892	(70.5)	(2,818)	(6,730)	3,912	(58.1)

Total benefits and expenses	343,854	318,827	25,027	7.8	662,517	649,703	12,814	2.0

Income (loss) before other items and federal income taxes	$(37,317)	$(23,026)	$(14,291)	62.1	$(49,951)	$(42,565)	$(7,386)	17.4

Loss ratio	89.7%	88.2%	1.5%		85.9%	86.5%	(0.6)%
Underwriting expense ratio	29.9	27.2	2.7		29.5	27.7	1.8

Combined ratio	119.6	115.4	4.2		115.4	114.2	1.2

Effect of net catastrophe losses on combined ratio	20.3%	12.5%	7.8%		16.9%	11.6%	5.3%

The Property and Casualty segment net loss deteriorated in the three and six months ended June 30, 2010 compared to the same periods in 2009. The deterioration is primarily due to a $23.9 million and $31.0 million increase, respectively, in net catastrophe losses from those we experienced in the same periods in 2009. These increases were partially offset by an increase in net premiums earned and a decrease in non-catastrophe policy benefits.
Net Premiums Written and Earned
Net premiums written were relatively flat in the three and six months ended June 30, 2010 compared to 2009 due primarily to decreases in our other commercial and credit related property insurance products lines partially offset by increases in our personal lines.
Net premiums earned increased in the three and six months ended June 30, 2010 compared to 2009 primarily as a result of increases in our personal lines partially offset by decreases in our credit related property insurance products, commercial auto and workers’ compensation insurance products. These are discussed in further detail in the “Products” section.

Net Investment Income
Net investment income increased slightly for the three and six months ended June 30, 2010 as compared to the same periods in 2009, primarily as a result of improved financial market conditions in the first half of 2010 compared to 2009.
Policy Benefits
Policy benefits include loss and loss adjustment expenses incurred on property and casualty policies.
Policy benefits increased significantly during the three months ended June 30, 2010 compared to the same period in 2009 as a result of catastrophe experience during the second quarter of 2010. Policy benefits remained relatively flat in the six months ended June 30, 2010 compared to 2009 as a result of an increase in catastrophe experience partially offset by the decrease in non-catastrophe policy benefits.
The loss ratio for the three and six months ended June 30, 2010 increased and decreased slightly, respectively, as compared to the same periods in 2009 due to the change in catastrophe experience noted above.
For the three and six months ended June 30, 2010, gross catastrophe losses increased to $78.3 million and $119.6 million, respectively, compared to $33.6 million and $65.6 million for the same periods in 2009. Net catastrophe losses increased to $58.5 million and $97.0 million, respectively, from $34.6 million and $66.0 million, as a result of seven and thirteen catastrophes being experienced in the first and second quarter of 2010, compared to six and eleven during the same periods in 2009. We typically experience the worst catastrophes during the second quarter, resulting from spring storm activity throughout our geographic coverage area.
For the three and six months ended June 30, 2010, net favorable prior year loss and LAE development was $17.5 million and $44.1 million, respectively, compared to $5.1 million and $10.0 million for the same periods in 2009. This favorable development was driven by our personal auto and commercial liability lines, as we would expect to see a greater chance of adverse development in these longer-tail lines. Thus, these reserve amounts are typically larger than our short-tail business, and we experience a greater amount of savings if the adverse development is less than the levels we expect.
Commissions and Change in Deferred Policy Acquisition Costs
Commissions increased slightly during the three and six months ended June 30, 2010 compared to the same periods in 2009. This was the result of a shift in the product mix of our credit related property insurance products, which have a higher commission rate than the other property and casualty products we offer.
The change in deferred policy acquisition costs for the three and six months ended June 30, 2010 decreased compared to the same periods in 2009. This was primarily driven by a change in our deferral estimates during the second quarter of 2009 deferring less in some policies and more in others in order to improve our consistency among subsidiaries.
Other Operating Costs and Expenses
Other operating costs and expenses remained flat for the three months ended June 30, 2010 compared to the same period in 2009. The increase during the six months ended June 30, 2010 compared to the same period in 2009 was due to a reduction in a litigation expense accrual during the first quarter of 2009, as we expected that the expenses related to certain litigation to be less adverse than originally estimated. Without this reduction in the prior period, other operating costs and expenses were relatively flat.
Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines products, which we market primarily to individuals, representing 60.4% of net premiums written, (ii) Commercial Lines products, which focus primarily on businesses engaged in agricultural and other targeted markets, representing 29.5% of net premiums written, and (iii) Credit related property insurance products which are marketed to financial institutions and retailers and represent 10.1% of net premiums written.

Segment results by product line for the periods indicated were as follows (in thousands, except percentages):
Product Discussion — Personal Products

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Net premiums written
Auto	$116,603	$112,233	$4,370	3.9	$235,829	$228,949	$6,880	3.0
Homeowner	58,152	57,644	508	0.9	107,139	103,746	3,393	3.3
Other Personal	10,641	10,182	459	4.5	20,909	19,693	1,216	6.2

Total net premiums written	185,396	180,059	5,337	3.0	363,877	352,388	11,489	3.3

Net premiums earned
Auto	116,930	108,086	8,844	8.2	230,497	221,940	8,557	3.9
Homeowner	51,834	45,867	5,967	13.0	105,677	97,818	7,859	8.0
Other Personal	9,873	9,165	708	7.7	19,320	17,724	1,596	9.0

Total net premiums earned	$178,637	$163,118	$15,519	9.5	$355,494	$337,482	$18,012	5.3

Loss ratio
Auto	73.9%	83.9%	(10.0)		75.3%	83.9%	(8.6)

Homeowner	162.7	146.3	16.4		122.4	131.0	(8.6)
Other Personal	58.6	44.1	14.5		59.7	48.1	11.6

Personal line loss ratio	98.8	99.2	(0.4)		88.4	95.7	(7.3)

Combined Ratio
Auto	96.3	102.1	(5.8)		97.3	102.9	(5.6)
Homeowner	188.8	168.0	20.8		147.9	153.7	(5.8)
Other Personal	65.6	56.9	8.7		67.2	64.1	3.1

Personal line combined ratio	121.4%	118.1%	3.3		110.7%	115.6%	(4.9)

Personal Automobile: Net written and earned premiums are beginning to increase in our personal automobile line as a result of premium rate increases implemented during the second half of 2009 and an acquisition noted below. The increase in premium per policy is being slightly offset by a minimal decline in the number of policies.
On Feb. 8th, 2010, we purchased the collector car book of business from Sneed Insurance Agency, a well-known writer of classic automobiles for over 34-years. This business had been underwritten by American Modern Insurance Group. At the time of purchase the business consisted of 6,400 policyholders. We have transferred the servicing of this business to our company and are currently in the process of offering our CHROME® specialty collector car product along with our other products to the majority of these customers.
The loss ratio decreased due to the combination of the increase in premiums noted above, as well as a decrease in claims during 2010 than those we experienced in the same period in 2009. The combined ratio decreased as a result of the decrease in the loss ratio, partially offset by the increase discussed in the “Other Operating Costs and Expenses” noted above.
Homeowners: Net premiums written and earned have continued to increase in the three and six months ended June 30, 2010 compared to the same periods in 2009 due to rate increases across the entirety of this product line, as well as increases in policyholder-insured values as replacement and repair costs continue to increase. We are also seeing a minimal decline in the number of policies from our risk management initiatives and the impact of rate increases.
The loss ratio increased during the three months ended June 30, 2010 compared to the same period in 2009 due to a significant increase in catastrophes affecting this line, resulting in a total increase of $17.2 million in policy benefits. During the six month period, however, the loss ratio decreased as a result of a decrease in non-catastrophe policy benefits offset by the increase in catastrophe experience.
Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within our homeowner and auto policies. We continue to see promising growth in policy counts, premiums earned, and operating results as our agents continue to increase our business with our current customers.
Net premiums written and earned continued to increase in 2010 due to an increase in policy counts and an increase in the average premium per policy.

Product Discussion — Commercial Products
Segment results by product for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Net premiums written
Agribusiness	$28,576	$27,843	$733	2.6	$54,024	$52,219	$1,805	3.5
Auto	25,702	25,686	16	0.1	51,315	46,959	4,356	9.3
Other Commercial	37,769	39,793	(2,024)	(5.1)	72,200	76,749	(4,549)	(5.9)

Total net premiums written	92,047	93,322	(1,275)	(1.4)	177,539	175,927	1,612	0.9

Net premiums earned
Agribusiness	26,349	26,323	26	0.1	52,617	52,593	24	0.0
Auto	21,678	22,781	(1,103)	(4.8)	42,952	45,856	(2,904)	(6.3)
Other Commercial	30,013	31,786	(1,773)	(5.6)	59,506	64,125	(4,619)	(7.2)

Total net premiums earned	$78,040	$80,890	$(2,850)	(3.5)	$155,075	$162,574	$(7,499)	(4.6)

Loss ratio
Agribusiness	99.9%	97.3%	2.6		141.2%	100.0%	41.2
Auto	66.7	72.7	(6.0)		57.8	73.6	(15.8)
Other Commercial	109.0	74.8	34.2		103.1	81.7	21.4

Commercial line loss ratio	94.2	81.5	12.7		103.5	85.3	18.2

Combined ratio
Agribusiness	137.2	133.8	3.4		176.4	136.2	40.2
Auto	90.7	95.9	(5.2)		82.3	97.4	(15.1)
Other Commercial	139.0	105.9	33.1		132.0	111.8	20.2

Commercial line combined ratio	125.0%	112.2%	12.8		133.3%	115.6%	17.7

Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums written increased slightly as a result of rate increases, while net earned premiums remained flat due to a minimal decrease in policy counts during the period.
The loss ratio increased slightly during the three months ended June 30, 2010, but increased significantly during the six months ended June 30, 2010 as a result of catastrophes affecting this line during the first quarter of 2010. We expect variability in this line, which is sensitive to the frequency and severity of storm and weather related losses. The combined ratio increased as a direct result of the increasing loss ratio, as the underwriting expense ratio remained relatively flat.
Commercial Automobile: We continue to focus on strengthening underwriting and improving pricing, while beginning to reverse the downward pressure on net premiums written and earned. Net premium written remained flat, while net premium earned decreased slightly in 2010 as a result of rate decreases in prior years and a decreasing number of policies. We expect this downward trend to level off during 2010, and begin to reverse in the second half of the year as newly implemented rate increases begin to take effect.
The decreases in the loss ratio and combined ratio during 2010 reflect a decrease in policy benefits as a result of our disciplined underwriting and focus on appropriate risks at a fair price.
Other Commercial: Net written and earned premiums have been decreasing since 2007, as a result of our workers’ compensation product and small business coverages continuing to decline in the current economic environment. Premiums for our workers’ compensation product are tied to company payrolls, which have been steadily decreasing since the middle of 2007 as unemployment continued to rise. Our small business premiums are declining as a result of lower receipts for some of our client’s businesses, as well as a lowering premium per policy as businesses reduce coverages and increase deductibles in an effort to reduce their costs.
The loss ratio has been steadily increasing during this period due to the change in premiums noted above in addition to an increase in the severity of workers’ compensation claims as payrolls continue to contract. The combined ratio has continued to increase as a result of the rising loss ratio, as the underwriting expense ratio has remained relatively stable.

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
Net premiums written decreased to $27.2 million and $60.7 million, from $33.3 million and $69.3 million for the three and six months ended June 30, 2010 and 2009, respectively. These decreases are primarily due to the current economic conditions.
Net premiums earned decreased to $30.8 million and $63.4 million, from $32.4 million and $68.9 million for the three and six months ended June 30, 2010 and 2009, respectively. These decreases are a result of the same factors impacting net premiums written.
The loss ratio decreased to 26.0% and 29.0%, from 49.4% and 43.9% during the three and six month periods ending June 30, 2010 and 2009, respectively. These decreases are attributable to an overall decrease in benefits of our products.
The combined ratio decreased to 95.4% and 98.0%, from 109.3% and 104.1% during the three and six month periods ending June 30, 2010 and 2009, respectively. The decrease in the loss ratio noted above caused the decrease in the combined ratio, which was offset by higher underwriting expenses from rising commission expenses as a result of a change in our product mix.

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
Segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change Over Prior Year		Six Months Ended June 30,		Change Over Prior Year
	2010	2009	amount	percentage	2010	2009	amount	percentage
Revenues:
Net investment income	22,808	25,379	(2,571)	(10.1)	44,990	42,611	2,379	5.6
Gain/(loss) from investments, net	18,244	(8,748)	26,992	308.6	34,741	(82,209)	116,950	142.3
Other income	4,720	4,391	329	7.5	8,797	8,161	636	7.8

Total premiums and other revenues	45,772	21,022	24,750	117.7	88,528	(31,437)	119,965	(381.6)

Benefits and expenses:
Other operating costs and expenses	9,700	13,662	(3,962)	(29.0)	23,885	20,495	3,390	16.5

Total benefits and expenses	9,700	13,662	(3,962)	(29.0)	23,885	20,495	3,390	16.5

Income (loss) before other items and federal income taxes	$36,072	$7,360	$28,712	390.1	$64,643	$(51,932)	$116,575	224.5

Income (loss) before other items and federal income taxes increased for the three and six month periods ending June 30, 2010 compared to the same periods in 2009. These increases are primarily due to the increase in gains from investments as a result of improved financial markets, which also led to a reduction in other-than temporary impairments below those recorded during 2009. We recorded other-than-temporary impairments of $1.5 million and $2.8 million on our investment portfolio for the three and six months ended June 30, 2010, compared to $6.1 million and $74.1 million during the same periods in 2009. These other-than-temporary impairments are recorded in the “Gain/(loss) from investments, net” line.
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

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$174,828	$197,968
Investing activities	(526,692)	(839,493)
Financing activities	305,536	608,067

Net decrease in cash	$(46,328)	$(33,458)

Net cash flows provided by operating activities in the first six months of 2010 decreased due to lower sales as compared to the same period in 2009.
Cash flows used in investing activities decreased primarily as a result of a decrease in bond purchases compared to those in the same period in 2009. During the first six months of 2010 fewer attractive long-term investments were available than in the same period in 2009, resulting in fewer long-term investments being purchased.

The decrease in cash flows from financing resulted primarily from a decrease in policyholders’ deposits during the first and second quarters of 2010, compared to the same period in 2009.
Capital Resources
Our capital resources as of June 30, 2010 and December 31, 2009 consisted of American National stockholders’ equity summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	3,364,455	$3,342,805
AOCI	113,647	117,649

Total American National stockholders’ equity	$3,478,102	$3,460,454

We have notes payable on our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we are required to consolidate into our results in accordance with accounting rules. The lenders for the notes payable have no recourse to us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective affiliate, which totaled $33.4 million at June 30, 2010.
Total American National stockholders’ equity in the six month period ended June 30, 2010 increased primarily due to the $61.4 million net income attributable to American National Company and Subsidiaries during the period, offset by $41.3 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. As of June 30, 2010, the levels of each of our insurance companies surplus and risk-based capital exceeded the minimum risk-based capital (“RBC”) requirements of the National Association of Insurance Commissioners. As of June 30, 2010, on a stand-alone basis the surplus of American National Insurance Company, the parent company, increased from the level recorded at December 31, 2009.
Contractual Obligations
Our future cash payments associated with loss and loss adjustment expense reserves, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2009. We expect to have the capacity to repay and/or refinance these obligations as they come due.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans which are discussed under “Commitments and Contingencies” in the footnotes to the consolidated financial statements above. We could be exposed to the liability of these loans using the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on the guarantees.

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
Composition of Invested Assets
The following summarizes the carrying values of our invested assets by asset class as of June 30, 2010 and December 31, 2009 (other than investments in unconsolidated affiliates) (in thousands, except percentages):

	June 30, 2010		December 31, 2009
	amount	percent	amount	percent

Bonds held-to-maturity, at amortized cost	$7,813,519	45.5%	$7,461,711	44.9%
Bonds available-for-sale, at fair value	4,229,320	24.6	4,213,550	25.4
Preferred stock, at fair value	36,890	0.2	35,717	0.2
Common stock, at fair value	809,913	4.7	934,754	5.6
Mortgage loans at amortized cost, net of allowance	2,387,657	13.9	2,229,659	13.4
Policy loans, at outstanding balance	370,139	2.1	364,354	2.2
Investment real estate, net of accumulated depreciation	665,343	3.9	635,110	3.8
Short-term investments	776,114	4.5	636,823	3.9
Other invested assets	97,760	0.6	94,442	0.6

Total Invested Assets	$17,186,655	100.0%	$16,606,120	100.0%

Total invested assets increased as of June 30, 2010 compared to December 31, 2009 primarily as a reflection of new purchases to support fixed deferred annuity sales. Our short-term investments continue to increase due to lack of appropriate long-term opportunities, while common stocks have decreased slightly due to sales and market conditions. We are also steadily increasing our investments in commercial mortgages as the right opportunities become available at the right price. The securities industry continues to take comfort in modest inflation and significant spread compression, as well as improved financial markets since the recent crisis. Trepidation still surrounds the damaged housing market, and we continue to actively manage our exposure to financial institutions.

Investments to Support Our Insurance Business
Bonds- We allocate most of our fixed income securities to support our insurance business. For a breakdown of these fixed maturity securities, see the “Investments” footnote to the consolidated financial statements.
At June 30, 2010, our fixed maturity securities had an estimated fair market value of $12.5 billion, which was $684.2 million (5.8%) above amortized cost. At December 31, 2009, our fixed maturity securities had an estimated fair market value of $11.9 billion, which was $322.3 million (2.8%) above amortized cost. The 4.6% increase in corporate bonds estimated fair value from $9.9 billion as of December 31, 2009 to $10.3 billion as of June 30, 2010, was the result of new purchases to support annuity sales.
Fixed income securities’ estimated fair value, due in one year or less, increased $225.5 million to $583.9 million as of June 30, 2010 from $358.4 million as of December 31, 2009.
The following table identifies the total bonds by credit quality as rated by Standard and Poor’s as of June 30, 2010 and December 31, 2009 (in thousands, except percentages):

	June 30, 2010			December 31, 2009
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$1,317,274	$1,380,348	11.0%	$1,357,021	$1,387,783	11.6%
AA+	234,826	247,813	2.0	186,461	192,972	1.6
AA	352,633	363,803	2.9	230,921	241,035	2.0
AA-	474,233	505,727	4.0	509,699	533,267	4.5
A+	816,528	887,576	7.1	857,773	905,961	7.6
A	1,771,206	1,892,724	15.1	1,653,891	1,720,543	14.5
A-	1,675,211	1,798,792	14.4	1,568,791	1,625,434	13.6
BBB+	1,383,916	1,493,693	11.9	1,489,815	1,555,244	13.1
BBB	1,769,377	1,902,884	15.2	1,875,529	1,951,146	16.4
BBB-	1,007,931	1,044,558	8.3	922,280	921,969	7.7
BB+ and below	1,051,559	1,020,947	8.1	945,574	884,672	7.4

Total	$11,854,694	$12,538,865	100.0%	$11,597,755	$11,920,026	100.0%

Our exposure to below investment grade securities increased during the six months ended June 30, 2010 because of downgrades. At 8.1% of our portfolio, the exposure is acceptable to management. We have reached our portfolio target allocation for securities rated BBB+ and below and plan on maintaining that target allocation.
Fixed income securities are discussed further within the “Investments” footnote to the consolidated financial statements above.
Mortgage Loans- We invest primarily in commercial mortgage loans that are diversified by property type and geography. We do not make individual residential mortgage loans. Therefore, we have no direct exposure to sub-prime or Alt A mortgage loans in the mortgage loan portfolio. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used as a component of fixed income investments that support our insurance liabilities. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Our mortgage loan portfolio was $2.4 billion and $2.2 billion at June 30, 2010 and December 31, 2009, respectively. Mortgage loans comprised 13.9% of total invested assets at June 30, 2010.
As shown within the “Credit Risk Management” footnote to the accompanying consolidated financial statements, mortgage loans at June 30, 2010 and December 31, 2009 were diversified across geographic regions and property types.
As of June 30, 2010 and December 31, 2009, our mortgage loans classified as delinquent, in foreclosure and restructured were immaterial as a percentage of the total mortgage loan portfolio. There was one mortgage loan which was foreclosed upon and transferred to real estate investments totaling $2.0 million for the six months ended June 30, 2010, while a total of $24.6 million were foreclosed upon and transferred during the twelve months ended December 31, 2009. There were two delinquent mortgage loans at June 30, 2010. There were also two such loans at December 31, 2009.
The average coupon yield on the principal funded for mortgage loans was 7.1% for the six months ended June 30, 2010 and 7.5% for the twelve months ended December 31, 2009.

Equity Securities- As of June 30, 2010, we held $846.8 million, or 4.9% of our invested assets, in a well-diversified equity investment portfolio. Of these equity securities, 95.6% are invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 4.4% of the equity portfolio is invested in publicly traded preferred stock. As of December 31, 2009, we had $970.5 million, or 5.8% of our invested assets, in our equity investment portfolio. Of these equity securities, 96.3% were invested in publicly traded common stock, and the remaining 3.7% were invested in publicly traded preferred stock. The decrease in the fair value of our equity securities during the six months ended June 30, 2010 reflects sales and a market value decrease within the portfolio.
We carry our equity portfolio at market value based on quoted market prices obtained from external pricing services. The cost and estimated market value of the equity portfolio as of June 30, 2010 and December 31, 2009, are (in thousands):

	June 30, 2010
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$637,759	$199,642	$(27,488)	$809,913
Preferred stock	33,359	6,303	(2,772)	36,890

Total	$671,118	$205,945	$(30,260)	$846,803

	December 31, 2009
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$683,794	$259,256	$(8,296)	$934,754
Preferred stock	35,359	5,269	(4,911)	35,717

Total	$719,153	$264,525	$(13,207)	$970,471

Our equity portfolio is summarized within the “Credit Risk Management” footnote to the consolidated financial statements. The relative changes in sector weighting between the six months ended June 30, 2010 and the year ended December 31, 2009 are the result of normal purchase and sale activity in concert with market movement. There has been no change in investment philosophy or diversification goals.
Investment in Real Estate- We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate is owned directly by our insurance companies, through non-insurance affiliates, or through joint ventures. The carrying value of real estate is stated at cost, less allowance for depreciation and valuation impairments. Depreciation is provided over the estimated useful lives of the properties. The distribution across geographic regions and property types for real estate is summarized within the “Credit Risk Management” footnote to the accompanying consolidated financial statements.
Short-Term Investments- Short-term investments are composed primarily of Commercial Paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the long-term investment opportunities available and our liquidity needs, including investment-funding commitments.
Net Investment Income and Realized Gains/ (Losses):
Net investment income and realized investments gains/(losses), before federal income taxes, for the three and six months ended June 30, 2010 and 2009, respectively, are summarized within the “Investments” footnote to the consolidated financial statements.
Net investment income from those assets used to support our insurance products (bonds and mortgage loans) increased consistently over the period as assets increased because of net annuity sales each year. Net investment income in other asset classes (equities and real estate) fluctuated in response to investment decisions based on valuations and financial markets movement.
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

Other Invested Assets:
The derivative contracts (indexed options) used to back our equity-linked products are carried in this category, representing the largest amount of the assets in the category. These options are designed to mirror corresponding changes in our liability to policyholders. Refer to the Results of Operations — Annuity section for further discussion.
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
Unrealized Gains and Losses:
The net change in unrealized gains/(losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, reflected a loss of $4.0 million for the six months ended June 30, 2010, and a gain of $383.1 million for the twelve months ended December 31, 2009. See the “Investments” footnote to the consolidated financial statements for further discussion of the changes in unrealized gains and losses.
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
As of June 30, 2010, 100% of our common stock investments are considered Level 1 securities with fair values determinable from observable market prices.
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

Other-Than-Temporary Impairments
Debt securities accounted for under ASC 320-10 “Investments Debt and Equity” (formerly, “Emerging Issues Task Force” No. 99-20) may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Other debt securities may experience other-than-temporary impairment in the future based on the probability that the issuer may not be able to make all contractual payments when due. Equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period.
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
Bonds- During the second quarter of 2009, we adopted new accounting guidance, which significantly modified the rules regarding other-than-temporary impairments on bonds (see Note 2 of Notes to the Consolidated Financial Statements for further information on our significant accounting policies and practices).
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
Equity- All equity investments below cost were subjected to impairment review. Additionally, equity investments were subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 25% or more below our cost at the reporting date and had been below cost by some amount continuously for six months, or c) the issuer had widely publicized financial problems. Equity investments were evaluated individually to determine the reason for the decline in fair value and whether such decline was other-than-temporary. The individual determination included multiple factors including our ability and intent to hold the security, performance of the security against other securities in its sector, historical price/earnings ratios using forecast earnings, stock re-purchase programs, and other information specific to each issue.
Real Estate, Mortgage Loans and other Long-Lived Assets- Our real estate, mortgage loans and other long-lived investment assets are monitored on a continuous basis. We have developed specific criteria including but not limited to materiality, payment history, property condition, tenant creditworthiness, guarantees, and the effect of economic conditions to determine the likelihood of these investments requiring impairment adjustments.
If it is determined that impairment may be required, a valuation procedure is employed to determine the need for and amount of the impairment in order to carry the investment at fair value. The valuation includes but is not limited to discounted future cash flows, collateral value, and the market price of the investment. If the current valuation is determined to be less than the current carrying value of the investment, an impairment adjustment is recorded against the carrying amount of the investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks have not changed materially from those disclosed in our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 10, 2009).

3.2		By-Laws of American National Insurance Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 5th, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board and Chief Executive Officer
Date: August 6, 2010

By:	/s/ Stephen E. Pavlicek
	Name:	Stephen E. Pavlicek
	Title:	Executive Vice President, Chief Financial Officer and Corporate Treasurer
Date: August 6, 2010