Form 10-Q
period 2010-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2010-11-05
CIK 904163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2010, the registrant had 26,820,166 shares of common stock, $1.00 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
PREMIUMS AND OTHER REVENUE
Premiums
Life	$71,352	$76,320	$209,670	$211,638
Annuity	51,180	58,284	132,140	149,141
Accident and health	64,288	74,428	200,553	224,001
Property and casualty	297,703	298,073	871,672	866,989
Other policy revenues	46,342	45,292	138,066	133,740
Net investment income	238,081	222,192	667,964	629,880
Realized investments gains (losses)	22,135	3,252	56,696	(2,768)
Other-than-temporary impairments	(3,509)	(4,187)	(6,259)	(78,335)
Other income	2,884	3,214	13,227	17,533

Total revenues	790,456	776,868	2,283,729	2,151,819

BENEFITS, LOSSES AND EXPENSES
Policy Benefits
Life	73,402	75,865	220,408	222,131
Annuity	56,963	63,776	155,100	170,584
Accident and health	43,140	57,217	141,330	178,983
Property and casualty	208,893	222,196	702,070	714,041
Interest credited to policy account balances	110,871	98,252	284,797	275,554
Commissions for acquiring and servicing policies	120,408	114,144	343,185	341,734
Other operating costs and expenses	110,951	124,875	333,841	349,494
Increase in deferred policy acquisition costs	(13,806)	(14,351)	(46,815)	(48,380)

Total benefits, losses and expenses	710,822	741,974	2,133,916	2,204,141

Income (loss) from continuing operations before federal income tax, and equity in earnings (losses) of unconsolidated affiliates	79,634	34,894	149,813	(52,322)
Provision (benefit) for federal income taxes
Current	29,162	4,516	48,690	(20,559)
Deferred	2,095	(1,338)	(4,110)	(17,313)

Total provision (benefit) for federal income taxes	31,257	3,178	44,580	(37,872)

Equity in earnings (losses) of unconsolidated affiliates, net of tax	(144)	2,110	(75)	(3,007)

Income (loss) from continuing operations	48,233	33,826	105,158	(17,457)
Income (loss) from discontinued operations, net of income tax expense (benefit) (See Note 16)	(513)	122	1,488	(1,214)

Net income (loss)	47,720	33,948	106,646	(18,671)

Less: Net income (loss) attributable to noncontrolling interest	664	1,248	(1,810)	679

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$47,056	$32,700	$108,456	$(19,350)

Amounts available to American National Insurance Company common stockholders
Earnings (loss) per share:
Basic	$1.77	$1.23	$4.08	$(0.73)
Diluted	$1.76	$1.23	$4.07	$(0.73)

Weighted average common shares outstanding	26,558,832	26,528,832	26,558,832	26,518,832
Weighted average common shares outstanding and dilutive potential common shares	26,678,394	26,571,368	26,678,394	26,518,832
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except for share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Investments, other than investments in unconsolidated affiliates
Fixed Securities:
Bonds held-to-maturity	$8,006,389	$7,461,711
Bonds available-for-sale	4,349,356	4,213,550
Equity securities:
Preferred stocks	38,850	35,717
Common stocks	973,505	934,754
Mortgage loans on real estate, net of allowance	2,429,663	2,229,659
Policy loans	374,391	364,354
Investment real estate, net of accumulated depreciation of $230,932 and $209,115	688,910	635,110
Short-term investments	775,014	636,823
Other invested assets	111,701	94,442

Total investments	17,747,779	16,606,120

Cash	164,829	161,483
Investments in unconsolidated affiliates	166,870	156,809
Accrued investment income	206,069	191,737
Reinsurance ceded receivables	367,179	371,654
Prepaid reinsurance premiums	47,314	53,545
Premiums due and other receivables	301,377	282,865
Deferred policy acquisition costs	1,297,733	1,330,981
Property and equipment, net	81,418	88,705
Current federal income taxes	16,272	29,474
Deferred federal income taxes	—	5,034
Other assets	146,664	152,722
Separate account assets	739,752	718,378
Assets held-for-sale	12,886	—

Total assets	$21,296,142	$20,149,507

LIABILITIES
Policyholder funds
Future policy benefits:
Life	$2,525,389	$2,485,886
Annuity	845,186	783,065
Accident and health	92,252	97,407
Policy account balances	10,306,550	9,567,860
Policy and contract claims	1,297,922	1,293,791
Participating policyholder share	174,396	162,794
Other policyholder funds	927,186	919,864

Total policyholder liabilities	16,168,881	15,310,667

Liability for retirement benefits	181,959	180,909
Notes payable	73,052	73,842
Deferred federal income taxes	48,524	—
Other liabilities	463,805	393,302
Separate account liabilities	739,752	718,378
Liabilities held-for-sale	1,970	—

Total liabilities	17,677,943	16,677,098

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value — Authorized 50,000,000, Issued 30,832,449, Outstanding 26,820,166 shares	30,832	30,832
Additional paid-in capital	14,346	11,986
Accumulated other comprehensive income	217,463	117,649
Retained earnings	3,444,993	3,398,492
Treasury stock, at cost, 4,012,283 shares	(98,505)	(98,505)

Total American National stockholders’ equity	3,609,129	3,460,454
Noncontrolling interest	9,070	11,955

Total stockholders’ equity	3,618,199	3,472,409

Total liabilities and stockholders’ equity	$21,296,142	$20,149,507

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except for per share data)

	Nine Months Ended September 30,
	2010	2009
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance at beginning of the year	11,986	7,552
Issuance of treasury shares as restricted stock	—	179
Tax benefit on excess restricted stock	—	439
Amortization of restricted stock	2,360	3,136

Balance as of September 30,	14,346	11,306

Accumulated Other Comprehensive Income
Balance at beginning of the year	117,649	(221,148)
Change in unrealized gains on marketable securities, net	99,612	377,196
Cumulative effect of change in accounting	—	(50,411)
Foreign exchange adjustments	69	539
Minimum pension liability adjustment	133	2,654

Balance as of September 30,	217,463	108,830

Retained Earnings
Balance at beginning of the year	3,398,492	3,414,946
Net income (loss) attributable to American National Insurance Company and Subsidiaries	108,456	(19,350)
Cash dividends to common stockholders ($2.31 and $2.31 per share)	(61,955)	(61,839)
Cumulative effect of change in accounting	—	50,411

Balance as of September 30,	3,444,993	3,384,168

Treasury Stock
Balance at beginning of the year	(98,505)	(98,326)
Net issuance of restricted stock	—	(179)

Balance as of September 30,	(98,505)	(98,505)

Noncontrolling Interest
Balance at beginning of the year	11,955	8,377
Contributions	843	817
Distributions	(944)	(87)
Gain (loss) attributable to noncontrolling interest	(2,784)	1,044

Balance as of September 30,	9,070	10,151

Total Equity
Balance as of September 30,	$3,618,199	$3,446,782

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$47,056	$32,700	$108,456	$(19,350)

Other comprehensive income, net of tax
Change in unrealized gains on marketable securities, net	103,635	171,551	99,612	377,196
Foreign exchange adjustments	137	1,315	69	539
Minimum pension liability adjustment	44	1,091	133	2,654

Total other comprehensive income	103,816	173,957	99,814	380,389

Total other comprehensive income attributable to American National Insurance Company and Subsidiaries	$150,872	$206,657	$208,270	$361,039

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss) attributable to American National Insurance Company and Subsidiaries	$108,456	$(19,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on investments	(59,217)	4,809
Other-than-temporary impairments	6,259	78,335
Amortization of discounts and premiums on bonds	12,353	12,010
Net capitalized interest on policy loans and mortgage loans	(22,737)	(20,705)
Depreciation	37,601	26,774
Interest credited to policy account balances	284,797	275,554
Charges to policy account balances	(138,066)	(133,740)
Deferred federal income tax benefit	(2,764)	(18,029)
Deferral of policy acquisition costs	(370,695)	(351,349)
Amortization of deferred policy acquisition costs	323,880	302,969
Equity in losses of unconsolidated affiliates	115	4,627
Changes in:
Policyholder funds liabilities	119,524	10,355
Reinsurance ceded receivables	4,475	76,875
Premiums due and other receivables	(21,683)	25,362
Accrued investment income	(14,332)	(1,073)
Current federal income taxes	12,589	49,040
Liability for retirement benefits	1,050	3,312
Prepaid reinsurance premiums	6,231	4,893
Other, net	4,533	24,263

Net cash provided by operating activities	292,369	354,932

INVESTING ACTIVITIES
Proceeds from sales of:
Bonds — available-for-sale	229,320	33,411
Common stocks	96,528	60,908
Real estate	28,802	4,837
Other invested assets	8,613	—
Disposals of property and equipment	751	502
Distributions from unconsolidated affiliates	3,902	9,216
Proceeds from maturity of:
Bonds — available-for-sale	266,753	218,595
Bonds — held-to-maturity	314,846	510,477
Principal payments received on:
Mortgage loans	91,638	94,670
Policy loans	37,734	39,618
Purchases of investments:
Bonds — available-for-sale	(395,588)	(67,584)
Bonds — held-to-maturity	(802,600)	(1,128,081)
Common stocks	(99,403)	(20,517)
Real estate	(35,939)	(80,461)
Mortgage loans	(330,497)	(344,470)
Policy loans	(30,114)	(28,207)
Other invested assets	(31,189)	(10,590)
Additions to property and equipment	(7,029)	(11,305)
Contributions to unconsolidated affiliates	(20,882)	(12,663)
Net increase in short-term investments	(138,191)	(355,312)
Other, net	3,136	3,846

Net cash used in investing activities	(809,409)	(1,083,110)

FINANCING ACTIVITIES
Policyholders’ deposits to policy account balances	1,342,376	1,771,406
Policyholders’ withdrawals from policy account balances	(750,417)	(964,490)
Increase (decrease) in notes payable	(790)	10,372
Dividends to stockholders	(61,955)	(61,839)

Net cash provided by financing activities	529,214	755,449

NET INCREASE IN CASH	12,174	27,271
Cash:
Beginning of the year	161,483	66,096
Cash attributed to assets held-for-sale (See Note 16)	(8,828)	—

Balance as of September 30,	$164,829	$93,367

See accompanying notes to the consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
American National Insurance Company and its consolidated subsidiaries (collectively “American National”) operate primarily in the insurance industry. Operating on a multiple product line basis, American National offers a broad line of insurance coverage, including individual and group life insurance, health insurance, annuities, and property and casualty insurance. In addition, through non-insurance subsidiaries, American National invests in stocks and real estate. The majority of revenues are generated by the insurance business. Business is conducted in all states and the District of Columbia, as well as Puerto Rico, Guam and American Samoa. Various distribution systems are utilized, including multiple line exclusive agents, independent agents, third-party marketing organizations, career agents, and direct sales to the public.
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
The interim consolidated financial statements and notes herein are unaudited. These interim consolidated financial statements reflect all adjustments which are, in the opinion of management, considered necessary for the fair presentation of the financial position, statements of operations, cash flows and changes in equity and comprehensive income for the interim periods. These interim consolidated financial statements and notes should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. During the first quarter of 2010, American National consolidated two real estate joint ventures that were previously accounted for under the equity method of accounting. This change was due to an increase in American National’s investment in the entities, which resulted in a controlling financial interest in the entities and therefore meeting the criteria for consolidation. The consolidation of these two joint ventures did not have a material effect on the interim consolidated financial statements as of September 30, 2010.
The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported financial statement balances. Actual results could differ from those estimates. The following estimates have been identified as critical in that they involve a high degree of judgment and are subject to a significant degree of variability:
•	Other-than-temporary impairment of investment securities;

•	Deferred policy acquisition costs;

•	Reserves;

•	Reinsurance ceded receivables;

•	Pension and postretirement benefit plan liabilities;

•	Litigation contingencies; and

•	Federal income taxes.
As of September 30, 2010, American National’s significant accounting policies and practices remain materially unchanged from those disclosed in Note 2 of Notes to Consolidated Financial Statements incorporated within the Company’s 2009 Annual Report on Form 10-K.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification” (“ASU 2010-02”), which amends ASC 810. ASU 2010-02 changed ASC 810 by excluding some dispositions of not-for-profit activities and assets sales such as in-substance real estate from its scope. This guidance also required expanded disclosures about changes in ownership of subsidiaries. ASU 2010-02 was effective for annual and interim periods that commenced at the beginning of the first reporting period ending after December 15, 2009. Accordingly, this guidance was adopted on January 1, 2010 and did not have a material effect on American National’s consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASU 2010-06 was issued to improve and expand fair value disclosures. Newly required disclosures are as follows: 1) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820; 2) provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method; and 3) provide fair value disclosures for each class of assets and liabilities. This guidance was effective for the Company for interim and annual reporting periods that began after December 15, 2009, except for the disclosure of the reconciliation of the Level 3 activities, which is effective for reporting periods that begin after December 15, 2010. Accordingly, American National adopted this guidance on January 1, 2010, except for the disclosure of the reconciliation of the Level 3 activities, which will be adopted effective January 1, 2011. Other than requiring additional disclosures, the adoption of this guidance on January 1, 2010 did not have a material impact on American National’s consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (“ASU 2010-09”), which amends ASC 855 — Subsequent Events (“ASC 855”). ASU 2010-09 amended ASC 855 by removing the requirement for an entity that files or furnishes financial statements with the SEC to disclose a date through which subsequent events have been evaluated in both originally issued and restated financial statements. This ASU removed potential conflicts with the SEC guidance. ASU 2010-09 was effective upon its issuance. Accordingly, this guidance was adopted on February 28, 2010 and did not have a material effect on American National’s consolidated financial statements.
Future Adoption of New Accounting Standards
ASU 2010-06 guidance was bifurcated between two effective dates. The disclosure requirement for a reconciliation of Level 3 activities is effective January 1, 2011. Accordingly, this guidance will be adopted on January 1, 2011 and is not expected to have a material effect on American National’s consolidated financial statements. Refer to the above discussion on ASU 2010-06 for additional details.
In April 2010, the FASB issued ASU No. 2010-15, “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which amends ASC Subtopic 944-80 — Financial Services — Insurance. ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related-party policyholder. This ASU also clarifies that for purposes of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. ASU 2010-15 is effective for annual periods and interim periods within those annual periods, commencing after December 15, 2010. Early adoption is permitted and guidance will be applied retrospectively to all prior periods upon adoption. Accordingly, this guidance will be adopted on January 1, 2011 and is not expected to have a material effect on American National’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20). This ASU amends ASC Topic 310 - Receivables, related to financing receivables’ credit quality and credit loss disclosures. Additional disclosures are now required that enable readers of the financial statements to understand the nature of the credit risk inherent in the financing receivable portfolio, how the portfolio’s credit risk is analyzed and assessed in order to arrive at the allowance for credit losses for each portfolio, and the changes and underlying reason for the changes in the allowance for credit losses for each portfolio. Disclosures previously required for financing receivables are now required to be disclosed on a disaggregated basis. In addition, new disclosures under ASU 2010-20 are required for each financing receivable class including credit quality indicators of financing receivables at the end of the reporting period, aging of past due financing receivables, the nature and extent of troubled debt restructurings that occurred during the period, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, and significant purchases and sales of financing receivables during the reporting period. The ASU 2010-20 disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. Disclosures concerning the activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. American National does not expect the adoption of ASU 2010-20 to materially affect its consolidated financial statements as this guidance only requires additional disclosures.
In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASU 2010-26), which amends ASC Topic 944 — Financial Services — Insurance. The new standard redefines the term “acquisition cost” and added the term “incremental direct cost of contract acquisition” to the master glossary. These changes limit the deferrable cost to those costs that are related directly to the successful acquisition of insurance contracts and those that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. The new standard also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising under ASC Subtopic 340-20, “Other Assets and Deferred Cost”, are met. ASU 2010-26 is effective for annual periods and interim periods within those annual periods, commencing after December 15, 2011. Accordingly, this guidance is expected to be adopted by American National on January 1, 2012. American National is currently assessing the effect that ASU 2010-26 will have on its consolidated financial statements.

4. INVESTMENTS
The cost or amortized cost and estimated fair values of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

	As of September 30, 2010
	Cost or	Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$23,147	$387	$—	$23,534
States of the U.S. and political subdivisions of the states	317,886	17,092	(84)	334,894
Foreign governments	29,014	5,894	—	34,908
Corporate debt securities	6,862,175	637,286	(12,753)	7,486,708
Residential mortgage-backed securities	687,247	42,826	(6,786)	723,287
Commercial mortgage-backed securities	33,931	—	(22,477)	11,454
Collateralized debt securities	8,748	77	(935)	7,890
Other debt securities	44,241	4,559	—	48,800

Total bonds held-to-maturity	8,006,389	708,121	(43,035)	8,671,475

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	12,280	931	(3)	13,208
States of the U.S. and political subdivisions of the states	573,396	34,544	(9)	607,931
Foreign governments	5,000	2,385	—	7,385
Corporate debt securities	3,130,368	263,103	(23,930)	3,369,541
Residential mortgage-backed securities	303,645	12,357	(1,835)	314,167
Collateralized debt securities	20,127	1,979	(313)	21,793
Other debt securities	14,204	1,127	—	15,331

Total bonds available-for-sale	4,059,020	316,426	(26,090)	4,349,356

Total debt securities	12,065,409	1,024,547	(69,125)	13,020,831

Marketable equity securities
Common stock:
Consumer goods	141,355	58,536	(2,499)	197,392
Energy and utilities	121,778	45,554	(1,376)	165,956
Finance	124,043	41,223	(4,365)	160,901
Healthcare	85,325	30,712	(2,276)	113,761
Industrials	64,172	38,671	(318)	102,525
Information technology	113,383	50,509	(959)	162,933
Materials	16,474	11,439	(6)	27,907
Telecommunication services	31,678	10,563	(111)	42,130

Total common stock	698,208	287,207	(11,910)	973,505

Preferred stock	33,359	7,033	(1,542)	38,850

Total marketable equity securities	731,567	294,240	(13,452)	1,012,355

Total investments in securities	$12,796,976	$1,318,787	$(82,577)	$14,033,186

	As of December 31, 2009
	Cost or	Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,222	$183	$(58)	$21,347
States of the U.S. and political subdivisions of the states	240,403	8,619	(1,144)	247,878
Foreign governments	28,997	3,606	—	32,603
Corporate debt securities	6,390,377	327,535	(73,856)	6,644,056
Residential mortgage-backed securities	693,178	24,650	(21,856)	695,972
Commercial mortgage-backed securities	33,128	—	(23,941)	9,187
Collateralized debt securities	9,627	85	(1,036)	8,676
Other debt securities	44,779	2,009	(31)	46,757

Total bonds held-to-maturity	7,461,711	366,687	(121,922)	7,706,476

Bonds available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,438	448	—	3,886
States of the U.S. and political subdivisions of the states	540,210	18,869	(1,044)	558,035
Foreign governments	5,000	1,188	—	6,188
Corporate debt securities	3,196,202	126,742	(69,932)	3,253,012
Residential mortgage-backed securities	353,729	8,507	(6,671)	355,565
Collateralized debt securities	23,064	983	(1,553)	22,494
Other debt securities	14,401	225	(256)	14,370

Total bonds available-for-sale	4,136,044	156,962	(79,456)	4,213,550

Total debt securities	11,597,755	523,649	(201,378)	11,920,026

Marketable equity securities
Common stock:
Consumer goods	129,363	47,093	(2,336)	174,120
Energy and utilities	83,284	42,939	(1,453)	124,770
Finance	118,622	40,296	(2,174)	156,744
Healthcare	81,454	29,767	(1,100)	110,121
Industrials	58,900	28,887	(357)	87,430
Information technology	102,171	48,413	(422)	150,162
Materials	17,875	7,317	(22)	25,170
Mutual funds	59,853	6,426	(77)	66,202
Telecommunication services	32,272	8,118	(355)	40,035

Total common stock	683,794	259,256	(8,296)	934,754

Preferred stock	35,359	5,269	(4,911)	35,717

Total marketable equity securities	719,153	264,525	(13,207)	970,471

Total investments in securities	$12,316,908	$788,174	$(214,585)	$12,890,497

Investment securities
Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized costs and estimated fair values, by contractual maturity, of debt securities are shown below (in thousands):

	As of September 30, 2010
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Due in one year or less	$281,739	$287,030	$313,213	$318,887
Due after one year through five years	4,058,958	4,394,316	1,850,379	1,980,685
Due after five years through ten years	2,786,005	3,069,275	1,276,897	1,391,888
Due after ten years	873,837	915,929	613,531	653,096

	8,000,539	8,666,550	4,054,020	4,344,556

Without single maturity date	5,850	4,925	5,000	4,800

Total	$8,006,389	$8,671,475	$4,059,020	$4,349,356

Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories in the table above based on the year of final contractual maturity.
Available-for-sale securities are sold throughout the year for various reasons. Proceeds from the sale of these securities, with the realized gains and losses, are shown below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Proceeds from sales of available-for-sale securities	$120,348	$12,958	$325,848	$94,319
Gross realized gains	8,610	351	31,485	4,890
Gross realized losses	(23)	—	(1,170)	(11,022)
There were no securities transferred from held-to-maturity to available-for-sale during the nine months ended September 30, 2010.
For the nine months ended September 30, 2009, securities with an amortized cost of $230,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized loss of $136,000 was established at the time of transfer.
All gains and losses were determined using specific identification of the securities sold.

Derivative Instruments
American National purchases derivative contracts (equity indexed options) that serve as economic hedges against fluctuations in the equity markets to which equity indexed annuity products are exposed. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative. These derivative instruments are not accounted for as hedges under accounting rules. The following tables detail the estimated fair value amounts and the gain or loss on derivatives related to equity indexed annuities (in thousands):

		Estimated Fair Value as of
Derivatives Not Designated as	Location of Asset (Liability) Reported	September 30,	December 31,
Hedging Instruments	in the Statements of Financial Position	2010	2009

Equity indexed options	Other invested assets	$55,359	$32,801
Equity indexed annuity embedded derivative	Future policy benefits-Annuity	(49,003)	(22,487)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Three Months Ended		For the Nine Months Ended
Derivatives Not Designated as	Location of Gain (Loss) Recognized	September 30,		September 30,
Hedging Instruments	in the Statements of Operations	2010	2009	2010	2009

Equity indexed options	Net investment income	$10,554	$6,103	$(1,335)	$4,002
Equity indexed annuity embedded derivative	Interest credited to policy account balances	(9,288)	(5,970)	3,623	(6,708)
Unrealized gains (losses) on securities
Unrealized gains (losses) on marketable equity securities and bonds available-for-sale, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $158,200,000 and $97,521,000 as of September 30, 2010 and 2009, respectively.
The change in the net unrealized gains (losses) on investments are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Bonds available-for-sale	$102,191	$232,883	$212,830	$482,382
Preferred stocks	1,960	3,429	5,133	12,092
Common stocks	103,143	127,667	24,337	219,501
Effect of change in unrealized gains on available-for-sale securities	(40,583)	(90,135)	(80,063)	(193,892)

	166,711	273,844	162,237	520,083
Provision for federal income taxes	58,269	96,493	56,760	181,497

	108,442	177,351	105,477	338,586

Change in unrealized losses of investments attributable to participating policyholders’ interest	(4,807)	(6,321)	(5,865)	(11,801)
Cumulative effect of change in accounting	—	521	—	50,411

Total	$103,635	$171,551	$99,612	$377,196

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

	As of September 30, 2010
	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Debt securities
Bonds held-to-maturity:
States of the U.S. and political subdivisions of the states	$62	$10,850	$22	$917	$84	$11,767
Corporate debt securities	908	103,735	11,845	219,128	12,753	322,863
Residential mortgage-backed securities	29	4,921	6,757	77,386	6,786	82,307
Commercial mortgage-backed securities	—	—	22,477	11,455	22,477	11,455
Collateralized debt securities	—	—	935	4,996	935	4,996

Total bonds held-to-maturity	999	119,506	42,036	313,882	43,035	433,388

Bonds available-for-sale:
U.S. Treasury and other U.S. government corporations and agencies	3	6,044	—	—	3	6,044
States of the U.S. and political subdivisions of the states	9	419	—	—	9	419
Corporate debt securities	323	45,678	23,607	181,827	23,930	227,505
Residential mortgage-backed securities	240	35,156	1,595	29,587	1,835	64,743
Collateralized debt securities	—	—	313	4,909	313	4,909

Total bonds available-for-sale	575	87,297	25,515	216,323	26,090	303,620

Total debt securities	1,574	206,803	67,551	530,205	69,125	737,008

Marketable equity securities
Common stock:
Consumer goods	1,020	6,729	1,479	12,765	2,499	19,494
Energy and utilities	1,346	12,069	30	1,052	1,376	13,121
Finance	3,944	24,056	421	2,298	4,365	26,354
Healthcare	1,321	18,915	955	6,849	2,276	25,764
Industrials	230	1,407	88	458	318	1,865
Information technology	942	11,316	17	391	959	11,707
Materials	6	393	—	—	6	393
Telecommunications services	93	1,676	18	440	111	2,116

Total common stock	8,902	76,561	3,008	24,253	11,910	100,814

Preferred stock	340	690	1,202	6,298	1,542	6,988

Total marketable equity securities	9,242	77,251	4,210	30,551	13,452	107,802

Total investments in securities	$10,816	$284,054	$71,761	$560,756	$82,577	$844,810

	As of December 31, 2009
	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Debt securities
Bonds held-to-maturity:
U.S. Treasury and other U.S. government corporations and agencies	$58	$6,387	$—	$—	$58	$6,387
States of the U.S. and political subdivisions of the states	666	24,819	478	5,849	1,144	30,668
Corporate debt securities	12,602	543,459	61,254	700,718	73,856	1,244,177
Residential mortgage-backed securities	445	23,750	21,411	182,315	21,856	206,065
Commercial mortgage-backed securities	—	—	23,941	9,187	23,941	9,187
Collateralized debt securities	53	2,844	983	2,310	1,036	5,154
Other debt securities	31	3,428	—	—	31	3,428

Total bonds held-to-maturity	13,855	604,687	108,067	900,379	121,922	1,505,066

Bonds available-for-sale:
States of the U.S. and political subdivisions of the states	520	58,622	524	18,941	1,044	77,563
Corporate debt securities	13,340	318,569	56,592	506,881	69,932	825,450
Residential mortgage-backed securities	2,273	49,066	4,398	36,649	6,671	85,715
Collateralized debt securities	269	1,313	1,284	9,077	1,553	10,390
Other debt securities	256	9,947	—	—	256	9,947

Total bonds available-for-sale	16,658	437,517	62,798	571,548	79,456	1,009,065

Total debt securities	30,513	1,042,204	170,865	1,471,927	201,378	2,514,131

Marketable equity securities
Common stock:
Consumer goods	837	5,838	1,499	14,900	2,336	20,738
Energy and utilities	296	7,949	1,157	7,006	1,453	14,955
Finance	1,712	29,515	462	3,881	2,174	33,396
Healthcare	464	6,124	636	5,316	1,100	11,440
Industrials	163	2,567	194	1,678	357	4,245
Information technology	358	2,583	64	533	422	3,116
Materials	19	453	3	45	22	498
Mutual funds	77	4,372	—	—	77	4,372
Telecommunications services	232	3,188	123	2,542	355	5,730

Total common stock	4,158	62,589	4,138	35,901	8,296	98,490

Preferred stock	21	4,169	4,890	15,210	4,911	19,379

Total marketable equity securities	4,179	66,758	9,028	51,111	13,207	117,869

Total investments in securities	$34,692	$1,108,962	$179,893	$1,523,038	$214,585	$2,632,000

For all investment securities, including those securities in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an other-than-temporary impairment loss should be recorded for any securities. As of September 30, 2010, the securities with unrealized losses did not meet management’s criteria for other-than-temporary impairment. Even though the duration of the unrealized losses on some of the debt securities exceeds one year, American National has no intent to sell, and it is not more-likely-than-not that American National will be required to sell these securities prior to recovery. Recovery is expected in the near term for equity securities.

Net investment income and realized investments gains (losses)
Net investment income and realized investments gains (losses) from continuing operations, before federal income taxes are summarized as follows (in thousands):

	Net Investment Income		Realized Investments Gains/(Losses)		Net Investment Income		Realized Investments Gains/(Losses)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Bonds	$164,026	$160,559	$7,631	$2,094	$489,325	$468,289	$24,183	$(1,309)
Preferred stocks	586	547	—	—	1,973	2,613	(880)	(1,620)
Common stocks	5,017	5,420	3,869	469	15,758	17,949	14,768	1,692
Mortgage loans	42,901	36,303	—	—	124,743	102,612	—	—
Real estate	39,243	35,929	8,814	1,523	100,842	97,994	10,816	1,523
Options	9,339	5,977	—	—	(1,658)	4,002	—	—
Other invested assets	11,155	8,620	(1,024)	(7)	30,975	25,579	(1,078)	280

	272,267	253,355	19,290	4,079	761,958	719,038	47,809	566
Investment expenses	(34,186)	(31,163)	—	—	(93,994)	(89,158)	—	—
Decrease (Increase) in valuation allowances	—	—	2,845	(827)	—	—	8,887	(3,334)

Total	$238,081	$222,192	$22,135	$3,252	$667,964	$629,880	$56,696	$(2,768)

Other-than-temporary impairments
The following table summarizes other-than-temporary impairments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Bonds	$—	$(4,148)	$—	$(10,046)
Stocks	(1,515)	(39)	(4,265)	(67,789)
Mortgage loans	(1,676)	—	(1,676)	—
Real estate	(318)	—	(318)	(500)

Total	$(3,509)	$(4,187)	$(6,259)	$(78,335)

Mortgage loans
In general, mortgage loans are secured by first liens on income-producing real estate. The loans are expected to be repaid from the operating cash flows of the properties, proceeds from the sale of real estate, or refinancing by either American National or another mortgage lender at the maturity of the current mortgage loan . During the nine months ended September 30, 2010, total non-cash transactions were $30.5 million. This amount includes one mortgage loan which was foreclosed upon and transferred to real estate investments totaling $2.0 million and one transfer to real estate investments related to a mortgage loan payoff totaling $28.5 million. Non-cash transactions during the twelve months ended December 31, 2009 totaled $24.6 million in foreclosed mortgage loans which were transferred to real estate investments.

5. CREDIT RISK MANAGEMENT
American National employs a strategy to invest funds at the highest return possible commensurate with sound and prudent underwriting practices to ensure a well-diversified investment portfolio.
Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by quality rating is summarized as follows:

	September 30, 2010	December 31, 2009

AAA	10.4%	11.6%
AA+	1.8	1.6
AA	2.9	2.0
AA-	3.9	4.5
A+	7.2	7.6
A	15.1	14.5
A-	14.9	13.6
BBB+	10.8	13.1
BBB	16.5	16.4
BBB-	8.0	7.7
BB+ and below	8.5	7.4

Total	100.0%	100.0%

Common stock
American National’s common stock portfolio by market sector distribution is summarized as follows:

	September 30, 2010	December 31, 2009

Consumer goods	20.3%	18.6%
Financials	16.5	16.8
Information technology	16.7	16.1
Energy and utilities	17.0	13.3
Healthcare	11.7	11.8
Industrials	10.6	9.3
Communications	4.3	4.3
Mutual funds	—	7.1
Materials	2.9	2.7

Total	100.0%	100.0%

Mortgage loans and investment real estate
American National invests primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate.
Mortgage loans and investment real estate by property type distribution are summarized as follows:

	Mortgage Loans		Investment Real Estate
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009

Office buildings	31.1%	31.3%	16.1%	15.1%
Industrial	29.2	28.1	38.0	36.8
Shopping centers	18.5	18.6	16.6	18.7
Hotels and motels	13.8	15.0	1.6	1.8
Other	7.4	7.0	27.7	27.6

Total	100.0%	100.0%	100.0%	100.0%

American National has a diversified portfolio of mortgage loans and real estate properties. Mortgage loans and investment real estate by geographic distribution are as follows:

	Mortgage Loans		Investment Real Estate
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009

West South Central	21.5%	22.4%	59.8%	58.4%
East North Central	21.1	19.8	6.7	7.8
South Atlantic	20.9	20.3	11.3	12.5
Pacific	9.8	9.9	1.7	2.2
Middle Atlantic	6.9	7.8	9.1	10.2
East South Central	6.1	5.9	6.7	7.4
Mountain	6.4	6.3	3.9	0.6
New England	3.4	3.8	0.0	0.0
West North Central	3.9	3.8	0.8	0.9

Total	100.0%	100.0%	100.0%	100.0%

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments are as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$23,147	$23,534	$21,222	$21,347
States of the U.S. and political subdivisions of the states	317,886	334,894	240,403	247,878
Foreign governments	29,014	34,908	28,997	32,603
Corporate debt securities	6,862,175	7,486,708	6,390,377	6,644,056
Residential mortgage-backed securities	687,247	723,287	693,178	695,972
Commercial mortgage-backed securities	33,931	11,454	33,128	9,187
Collateralized debt securities	8,748	7,890	9,627	8,676
Other debt securities	44,241	48,800	44,779	46,757

Total fixed maturities, held-to-maturity	8,006,389	8,671,475	7,461,711	7,706,476

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	13,208	13,208	3,886	3,886
States of the U.S. and political subdivisions of the states	607,931	607,931	558,035	558,035
Foreign governments	7,385	7,385	6,188	6,188
Corporate debt securities	3,369,541	3,369,541	3,253,012	3,253,012
Residential mortgage-backed securities	314,167	314,167	355,565	355,565
Collateralized debt securities	21,793	21,793	22,494	22,494
Other debt securities	15,331	15,331	14,370	14,370

Total fixed maturities, available-for-sale	4,349,356	4,349,356	4,213,550	4,213,550

Total fixed maturities	12,355,745	13,020,831	11,675,261	11,920,026

Marketable equity securities
Common stock:
Consumer goods	197,392	197,392	174,120	174,120
Energy and utilities	165,956	165,956	124,770	124,770
Finance	160,901	160,901	156,744	156,744
Healthcare	113,761	113,761	110,121	110,121
Industrials	102,525	102,525	87,430	87,430
Information technology	162,933	162,933	150,162	150,162
Materials	27,907	27,907	25,170	25,170
Mutual funds	—	—	66,202	66,202
Telecommunication services	42,130	42,130	40,035	40,035
Preferred stock	38,850	38,850	35,717	35,717

Total marketable equity securities	1,012,355	1,012,355	970,471	970,471

Options	55,359	55,359	32,801	32,801
Mortgage loans on real estate, net of allowance	2,429,663	2,565,943	2,229,659	2,267,157
Policy loans	374,391	374,391	364,354	364,354
Short-term investments	775,014	775,014	636,823	636,823

Total financial assets	$17,002,527	$17,803,893	$15,909,369	$16,191,632

Financial liabilities:
Investment contracts	$8,319,587	$8,319,587	$7,828,243	$7,828,243
Liability for embedded derivatives of equity indexed annuities	49,003	49,003	22,487	22,487
Notes payable	73,052	73,052	73,842	73,842

Total financial liabilities	$8,441,642	$8,441,642	$7,924,572	$7,924,572

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
American National has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3.
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
The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.
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

The following tables provide quantitative disclosures regarding fair value hierarchy measurements of our financial assets and liabilities (in thousands):

		Fair Value Measurement as of September 30, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Estimated Fair Value at	Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Debt securities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$23,534	$—	$23,534	$—
States of the U.S. and political subdivisions of the states	334,894	—	334,639	255
Foreign governments	34,908	—	34,908	—
Corporate debt securities	7,486,708	—	7,429,149	57,559
Residential mortgage-backed securities	723,287	—	720,701	2,586
Commercial mortgage-backed securities	11,454	—	11,454	—
Collateralized debt securities	7,890	—	40	7,850
Other debt securities	48,800	—	48,800	—

Total fixed maturities, held-to-maturity	8,671,475	—	8,603,225	68,250

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	13,208	—	13,208	—
States of the U.S. and political subdivisions of the states	607,931	—	605,406	2,525
Foreign governments	7,385	—	7,385	—
Corporate debt securities	3,369,541	—	3,346,258	23,283
Residential mortgage-backed securities	314,167	—	314,151	16
Collateralized debt securities	21,793	—	21,531	262
Other debt securities	15,331	—	15,331	—

Total fixed maturities, available-for-sale	4,349,356	—	4,323,270	26,086

Total fixed maturities	13,020,831	—	12,926,495	94,336

Marketable equity securities
Common stock:
Consumer goods	197,392	197,392	—	—
Energy and utilities	165,956	165,956	—	—
Finance	160,901	160,901	—	—
Healthcare	113,761	113,761	—	—
Industrials	102,525	102,525	—	—
Information technology	162,933	162,933	—	—
Materials	27,907	27,907	—	—
Mutual funds	—	—	—	—
Telecommunication services	42,130	42,130	—	—
Preferred stock	38,850	38,850	—	—

Total marketable equity securities	1,012,355	1,012,355	—	—

Options	55,359	—	—	55,359
Mortgage loans on real estate	2,565,943	—	2,565,943	—
Short-term investments	775,014	—	775,014	—

Total financial assets	$17,429,502	$1,012,355	$16,267,452	$149,695

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	$49,003	$—	$—	$49,003

Total financial liabilities	$49,003	$—	$—	$49,003

		Fair Value Measurement as of December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Estimated Fair Value at	Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Debt securities
Held-to-maturity:
U.S. treasury and other U.S. government corporations and agencies	$21,347	$—	$21,347	$—
States of the U.S. and political subdivisions of the states	247,878	—	247,878	—
Foreign governments	32,603	—	32,603	—
Corporate debt securities	6,644,056	—	6,635,387	8,669
Residential mortgage-backed securities	695,972	—	692,702	3,270
Commercial mortgage-backed securities	9,187	—	9,187	—
Collateralized debt securities	8,676	—	624	8,052
Other debt securities	46,757	—	46,757	—

Total fixed maturities, held-to-maturity	7,706,476	—	7,686,485	19,991

Available-for-sale:
U.S. treasury and other U.S. government corporations and agencies	3,886	—	3,886	—
States of the U.S. and political subdivisions of the states	558,035	—	558,035	—
Foreign governments	6,188	—	6,188	—
Corporate debt securities	3,253,012	—	3,238,004	15,008
Residential mortgage-backed securities	355,565	—	355,548	17
Collateralized debt securities	22,494	—	21,138	1,356
Other debt securities	14,370	—	14,370	—

Total fixed maturities, available-for-sale	4,213,550	—	4,197,169	16,381

Total fixed maturities	11,920,026	—	11,883,654	36,372

Marketable equity securities
Common stock:
Consumer goods	174,120	174,120	—	—
Energy and utilities	124,770	124,770	—	—
Finance	156,744	156,744	—	—
Healthcare	110,121	110,121	—	—
Industrials	87,430	87,430	—	—
Information technology	150,162	150,162	—	—
Materials	25,170	25,170	—	—
Mutual funds	66,202	66,202	—	—
Telecommunication services	40,035	40,035	—	—
Preferred stock	35,717	35,123	—	594

Total marketable equity securities	970,471	969,877	—	594

Options	32,801	—	—	32,801
Mortgage loans on real estate	2,267,157	—	2,267,157	—
Short-term investments	636,823	—	636,823	—

Total financial assets	$15,827,278	$969,877	$14,787,634	$69,767

Financial liabilities:
Liability for embedded derivatives of equity indexed annuities	$22,487	$—	$—	$22,487

Total financial liabilities	$22,487	$—	$—	$22,487

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances, is as follows (in thousands):

	Investment	Other
	Securities	Investments	Total
Beginning balance — December 31, 2009	$36,966	$10,314	$47,280
Total realized and unrealized investment gains (losses)
Included in other comprehensive income	1,004	—	1,004
Net fair value change included in realized losses	(10)	—	(10)
Net loss for derivatives included in net investment income	—	(1,335)	(1,335)
Net fair value change included in interest credited	—	(26,516)	(26,516)
Purchases and settlements/maturities
Purchases	65,036	31,141	96,177
Settlements/maturities	(1,472)	(7,248)	(8,720)
Gross transfers into Level 3	5,912	—	5,912
Gross transfers out of Level 3	(13,100)	—	(13,100)

Ending balance — September 30, 2010	$94,336	$6,356	$100,692

The transfers into Level 3 were the result of existing securities no longer being priced by the third-party pricing service. In accordance with American National’s pricing methodology, these securities are being valued using similar techniques as the pricing service; however, the Company-developed data is used in the process, which results in unobservable inputs, and a corresponding transfer into Level 3.
The transfers out of Level 3 were securities now being priced by a third-party service, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.
There were no significant transfers between Level 1 and Level 2 fair value hierarchies.
7. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums are summarized as follows (in thousands):

	Life	Accident	Property &
	& Annuity	& Health	Casualty	Total
Balance at December 31, 2009	$1,114,491	$69,853	$146,637	$1,330,981

Additions	151,660	13,775	205,260	370,695
Amortization	(105,173)	(17,559)	(201,148)	(323,880)
Effect of change in unrealized gains on available-for-sale securities	(80,063)	—	—	(80,063)

Net change	(33,576)	(3,784)	4,112	(33,248)

Balance at September 30, 2010	$1,080,915	$66,069	$150,749	$1,297,733

Premiums for the nine months ended:
2010 Premiums	$341,810	$200,553	$871,672	$1,414,035

2009 Premiums	$360,779	$224,001	$866,989	$1,451,769

Commissions comprise the majority of the additions to deferred policy acquisition costs for each period.
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

8. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Activity in the liability for accident and health and property and casualty unpaid claims and claim adjustment expenses is summarized as shown below (in thousands):

	2010	2009

Balance at January 1,	$1,240,287	$1,330,380
Less reinsurance recoverables	285,554	386,232

Net beginning balance	954,733	944,148

Incurred related to:
Current	914,471	898,253
Prior years	(71,071)	(5,229)

Total incurred	843,400	893,024

Paid related to:
Current	530,422	528,289
Prior years	293,702	351,658

Total paid	824,124	879,947

Net balance	974,009	957,225
Plus reinsurance recoverables	253,605	279,472

Balance at September 30,	$1,227,614	$1,236,697

The balances at September 30 are included in policy and contract claims in the consolidated statements of financial position.
The potential uncertainty generated by volatility in loss development profiles is adjusted for through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown favorable development for the last several years as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred losses and loss adjustment expenses attributable to insured events of prior years decreased by approximately $71,000,000 in the first nine months of 2010 and $5,000,000 for the same period in 2009.
9. NOTES PAYABLE
At September 30, 2010, and December 31, 2009 American National’s real estate holding companies were partners in affiliates that had notes payable to third-party lenders totaling $73,052,000 and $73,842,000, respectively. These notes have interest rates ranging from 5.40% to 7.25% and maturities from 2014 to 2020. Each of these notes is secured by the real estate owned through the respective affiliated entity, and American National’s liability for these notes is limited to the amount of its investment in the respective affiliate, which totaled $32,414,000 and $33,265,000 at September 30, 2010 and December 31, 2009, respectively.
10. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate of the companies to the statutory federal income tax rate is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) on pre-tax income	$27,872	35.0%	$12,213	35.0%	$52,435	35.0%	$(18,313)	35.0%
Tax-exempt investment income	(2,211)	(2.8)	(2,420)	(6.9)	(6,771)	(4.5)	(7,115)	13.6
Dividend exclusion	(636)	(0.8)	(3,730)	(10.7)	(3,485)	(2.3)	(10,140)	19.4
Miscellaneous tax credits, net	(1,766)	(2.2)	(1,520)	(4.4)	(5,344)	(3.6)	(4,706)	9.0
Other items, net	7,998	10.0	(1,365)	(3.9)	7,745	5.2	2,402	(4.6)

	$31,257	39.2%	$3,178	9.1%	$44,580	29.8%	$(37,872)	72.4%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,	December 31,
	2010	2009
DEFERRED TAX ASSETS:
Marketable securities, principally due to impairment losses	$104,822	$109,650
Investment in real estate, mortgage loans and other invested assets, principally due to investment valuation allowances and impairment losses	12,763	18,315
Policyholder funds, principally due to policy reserve discount	231,527	211,547
Policyholder funds, principally due to unearned premium reserve	34,010	31,312
Non-qualified pension	29,399	29,109
Participating policyholders’ surplus	30,513	28,505
Pension	34,271	35,228
Commissions and other expenses	4,389	16,209
Tax carryforwards	23,047	8,666
Other assets	12,601	5,952

Gross deferred tax assets	517,342	494,493
Valuation allowance	—	(400)

Net deferred tax assets	517,342	494,093

DEFERRED TAX LIABILITIES:
Marketable securities, principally due to net unrealized gains	(199,642)	(114,861)
Investment in bonds, principally due to accrual of discount on bonds	(16,478)	(13,426)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(343,821)	(356,014)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(5,925)	(4,758)

Gross deferred tax liabilities	(565,866)	(489,059)

Total net deferred tax asset (liability)	$(48,524)	$5,034

Management believes that a sufficient level of taxable income will be achieved to utilize the net deferred tax assets of the companies in the consolidated federal tax return. However, if not utilized within the statutory timeframe, American National has approximately $23,047,000 in deferred tax assets resulting from ordinary loss carryforwards that will expire at the end of tax year 2030.
In accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes”, American National maintained a reserve for unrecognized tax benefits in 2008. The reserve was removed during 2009 because the tax was fully settled. The change in the reserve is as follows (in thousands):

	September 30,	December 31,
	2010	2009
UNCERTAIN TAX POSITIONS:
Balance at beginning of year	$—	$1,054
Settlements during the year	—	(1,054)

Balance at end of period	$—	$—

American National recognizes interest expense and penalties related to uncertain tax positions. Interest expense and penalties are included in the “Other operating costs and expenses” line in the consolidated statements of operations. However, no interest expense was incurred as of September 30, 2010 or December 31, 2009. Also, no provision for penalties was established for uncertain tax positions.
Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2005 to 2009 has either been extended or has not expired. In the opinion of management, all prior-year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.
The amount of federal income taxes paid was $35.9 million for the nine months ended September 30, 2010, while $71.3 million was refunded for the same period in 2009.
11. COMPONENTS OF COMPREHENSIVE INCOME
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

	Before Federal	Federal Income	Net of Federal
	Income Tax	Tax Expense	Income Tax
September 30, 2010
Total holding gains during the period	$271,202	$94,897	$176,305
Reclassification adjustment for net gain realized in net income/(loss)	(28,902)	(10,116)	(18,786)

Unrealized gains on securities	242,300	84,781	157,519
Effect of change in unrealized gains on available-for-sale securities	(80,063)	(28,021)	(52,042)
Unrealized losses on investments attributable to participating policyholders’ interest	(9,023)	(3,158)	(5,865)

Net unrealized gain component of comprehensive income	$153,214	$53,602	$99,612

September 30, 2009
Total holding gains during the period	$632,829	$221,071	$411,758
Reclassification adjustment for net gain realized in net income/(loss)	81,146	28,330	52,816

Unrealized gains on securities	713,975	249,401	464,574
Effect of change in unrealized gains on available-for-sale securities	(193,892)	(67,904)	(125,988)
Unrealized losses on investments attributable to participating policyholders’ interest	(18,155)	(6,354)	(11,801)
Cumulative effect of change in accounting	77,555	27,144	50,411

Net unrealized gain component of comprehensive income	$579,483	$202,287	$377,196

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated were as follows:

	September 30,	December 31,
	2010	2009
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	4,012,283	4,012,283
Restricted shares	261,334	261,334

Unrestricted outstanding shares	26,558,832	26,558,832

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
The plan provides for the award of Restricted Stock. Restricted Stock Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero. These awards result in compensation expense to American National over the vesting period. The amount of compensation expense recorded for the three and nine months ended September 30, 2010 was $630,000, and $1,970,000, respectively. For the three and nine months ended September 30, 2009, the compensation expense recorded was $1,536,000 and $3,052,000, respectively.
The plan provides for the award of Stock Appreciation Rights (SAR). The SARs give the holder the right to compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the average of the high and low price on the last trading day of the period to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $6,700 and $1,613,000 at September 30, 2010 and December 31, 2009, respectively. Compensation income was recorded totaling $23,000, and $1,606,000 for the three and nine months ended September 30, 2010, respectively, and for the same period in 2009 the amount of compensation expense recorded was $13,000 and $20,000, respectively.
The plan provides for the award of Restricted Stock Units (“RSU”). Beginning in 2010, RSUs are awarded as a result of achieving the objectives of a performance based incentive compensation plan. The RSUs generally vest after two years when they will be converted to American National’s common stock on a one for one basis. These awards result in compensation expense to American National over the vesting period. Compensation expense was recorded totaling $130,000 and $390,000 for the three and nine months ended September 30, 2010.

SAR and Restricted Stock (RS) information is as follows:

		SAR Weighted-		RS Weighted-		RSU Weighted-
		Average Price		Average Price per		Average Price per
	SAR Shares	per Share	RS Shares	Share	RS Units	Share

Outstanding at December 31, 2009	161,449	$108.53	261,334	$102.98	—	$—

Granted	1,835	110.83	—	—	10,230	109.29
Exercised	(9,633)	95.06	—	—	(811)	109.29
Forfeited	(6,800)	113.42	—	—	—	—
Expired	(2,500)	90.86	—	—	—	—

Outstanding at September 30, 2010	144,351	109.53	261,334	102.98	9,419	109.29

The weighted-average contractual remaining life for the 144,351 SAR shares outstanding as of September 30, 2010, is 4.6 years. The weighted-average exercise price for these shares is $109.53 per share. Of the shares outstanding, 87,353 are exercisable at a weighted-average exercise price of $106.62 per share.
The weighted-average contractual remaining life for the 261,334 Restricted Stock shares outstanding as of September 30, 2010, is 6.1 years. The weighted-average price at the date of grant for these shares is $102.98 per share. None of the shares outstanding was exercisable.
The weighted-average contractual remaining life for the 9,419 Restricted Stock Units authorized as of September 30, 2010, is 1.4 years. The weighted-average price at the date of grant for these units is $109.29 per share. None of the authorized units were exercisable.
Earnings per share
Basic earnings per share was calculated using a weighted average number of shares outstanding of 26,558,832 and 26,518,832 at September 30, 2010 and 2009, respectively. The Restricted Stock resulted in diluted earnings per share as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average shares outstanding	26,558,832	26,528,832	26,558,832	26,518,832
Incremental shares from restricted stock	119,562	42,536	119,562	—

Total shares for diluted calculations	26,678,394	26,571,368	26,678,394	26,518,832

Net income (loss) from continuing operations	$47,569,000	$32,578,000	$106,968,000	$(18,136,000)
Net income (loss) from discontinued operations	(513,000)	122,000	1,488,000	(1,214,000)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$47,056,000	$32,700,000	$108,456,000	$(19,350,000)

Basic earnings per share from continued operations	$1.79	$1.23	$4.02	$(0.68)
Basic earnings (loss) per share from discontinued operations	(0.02)	—	0.06	(0.05)

Basic earnings per share	$1.77	$1.23	$4.08	$(0.73)

Diluted earnings per share from continued operations	$1.78	$1.23	$4.01	$(0.68)
Diluted earnings (loss) per share from discontinued operations	(0.02)	—	0.06	(0.05)

Diluted earnings per share	$1.76	$1.23	$4.07	$(0.73)

Dividends
American National’s payment of dividends to stockholders is restricted by statutory regulations. Generally, the restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At September 30, 2010 and December 31, 2009, American National’s statutory capital and surplus was $1,883,804,000 and $1,892,467,000, respectively.
Generally, the same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by American National from its non-insurance subsidiaries amounted to $2,000,000, and $6,000,000 for the three and nine months ended September 30, 2010, respectively, while no dividends were received during the same period in 2009.
At September 30, 2010, approximately $1,399,352,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to $1,406,599,000 at December 31, 2009. Any transfer of these net assets to American National would be subject to statutory restrictions and approval.
Noncontrolling interests
American National County Mutual Insurance Company (County Mutual) is a mutual insurance company that is owned by its policyholders. However, County Mutual has a management agreement with American National, which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interest that the policyholders of County Mutual have in the financial position of County Mutual is reflected as noncontrolling interest totaling $6,750,000 at September 30, 2010 and December 31, 2009.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net liability of $2,320,000 and $5,205,000 at September 30, 2010 and December 31, 2009, respectively.
The accompanying consolidated financial statements are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.
13. SEGMENT INFORMATION
American National and its subsidiaries are engaged principally in the insurance business. Management organizes the business into five operating segments:
•	The Life segment markets whole, term, universal and variable life insurance on a national basis primarily through employee and multiple line agents, direct marketing channels and independent third-party marketing organizations.
•	The Annuity segment develops, sells and supports fixed, equity-indexed, and variable annuity products. These products are primarily sold through independent agents and brokers, but are also sold through financial institutions, multiple-line agents and employee agents.
•	The Health segment’s primary lines of business are Medicare Supplement, employer medical stop loss, true group, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and Managing General Underwriters.
•	The Property and Casualty segment writes personal, commercial and credit related property insurance. These products are primarily sold through multiple-line agents and independent agents.
•	The Corporate and Other business segment consists of net investment income on the capital not allocated to the insurance lines and the operations of non-insurance lines of business.

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
The following tables summarize American National’s key financial measures used by the chief operating decision makers, including operating results for the three and nine months ended September 30, 2010 and 2009 (in thousands):
Three Months Ended September 30, 2010

				Property &
	Life	Annuity	Health	Casualty	Corporate & Other	TOTAL
Premiums and Other Revenues:
Premiums	$71,352	$51,180	$64,288	$297,703	$—	$484,523
Other policy revenues	42,837	3,505	—	—	—	46,342
Net investment income	55,466	136,297	3,590	16,548	26,180	238,081
Other income	996	(3,139)	2,364	2,226	437	2,884

Total operating revenues	170,651	187,843	70,242	316,477	26,617	771,830

Realized gains on investments	—	—	—	—	18,626	18,626

Total revenues	170,651	187,843	70,242	316,477	45,243	790,456

Benefits, Losses and Expenses:
Policy benefits	73,402	56,963	43,140	208,893	—	382,398
Interest credited to policy account balances	16,283	94,564	—	24	—	110,871
Commissions for acquiring and servicing policies	23,851	24,795	8,150	63,612	—	120,408
Other operating costs and expenses	45,229	15,312	10,694	30,758	8,958	110,951
Decrease (increase) in deferred policy acquisition costs	(1,759)	(11,644)	891	(1,294)	—	(13,806)

Total benefits, losses and expenses	157,006	179,990	62,875	301,993	8,958	710,822

Income from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$13,645	$7,853	$7,367	$14,484	$36,285	$79,634

Three Months Ended September 30, 2009

				Property &
	Life	Annuity	Health	Casualty	Corporate & Other	TOTAL
Premiums and Other Revenues:
Premiums	$76,320	$58,284	$74,428	$298,073	$—	$507,105
Other policy revenues	41,569	3,723	—	—	—	45,292
Net investment income	55,724	118,963	4,031	16,171	27,303	222,192
Other income	948	(2,168)	2,729	856	849	3,214

Total operating revenues	174,561	178,802	81,188	315,100	28,152	777,803

Realized losses on investments	—	—	—	—	(935)	(935)

Total revenues	174,561	178,802	81,188	315,100	27,217	776,868

Benefits, Losses and Expenses:
Policy benefits	75,865	63,776	57,217	222,196	—	419,054
Interest credited to policy account balances	13,932	84,320	—	—	—	98,252
Commissions for acquiring and servicing policies	25,241	21,807	11,226	55,862	8	114,144
Other operating costs and expenses	48,000	14,511	15,267	33,788	13,309	124,875
Decrease (increase) in deferred policy acquisition costs	(177)	(9,650)	423	(4,947)	—	(14,351)

Total benefits, losses and expenses	162,861	174,764	84,133	306,899	13,317	741,974

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$11,700	$4,038	$(2,945)	$8,201	$13,900	$34,894

Nine Months Ended September 30, 2010

				Property &
	Life	Annuity	Health	Casualty	Corporate & Other	TOTAL
Premiums and Other Revenues:
Premiums	$209,670	$132,140	$200,553	$871,672	$—	$1,414,035
Other policy revenues	126,613	11,453	—	—	—	138,066
Net investment income	166,907	367,509	11,273	51,250	71,025	667,964
Other income	2,786	(6,061)	7,654	6,121	2,727	13,227

Total operating revenues	505,976	505,041	219,480	929,043	73,752	2,233,292

Realized gains on investments	—	—	—	—	50,437	50,437

Total revenues	505,976	505,041	219,480	929,043	124,189	2,283,729

Benefits, Losses and Expenses:
Policy benefits	220,408	155,100	141,330	702,070	—	1,218,908
Interest credited to policy account balances	44,277	240,456		64	—	284,797
Commissions for acquiring and servicing policies	67,513	75,944	27,265	172,460	3	343,185
Other operating costs and expenses	131,604	46,113	35,806	94,028	26,290	333,841
Decrease (increase) in deferred policy acquisition costs	(5,903)	(40,584)	3,784	(4,112)	—	(46,815)

Total benefits, losses and expenses	457,899	477,029	208,185	964,510	26,293	2,133,916

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$48,077	$28,012	$11,295	$(35,467)	$97,896	$149,813

Nine Months Ended September 30, 2009

				Property &
	Life	Annuity	Health	Casualty	Corporate & Other	TOTAL
Premiums and Other Revenues:
Premiums	$211,638	$149,141	$224,001	$866,989	$—	$1,451,769
Other policy revenues	122,420	11,320	—	—	—	133,740
Net investment income	166,510	331,607	12,080	49,941	69,742	629,880
Other income	1,868	295	7,757	5,308	2,305	17,533

Total operating revenues	502,436	492,363	243,838	922,238	72,047	2,232,922

Realized losses on investments	—	—	—	—	(81,103)	(81,103)

Total revenues	502,436	492,363	243,838	922,238	(9,056)	2,151,819

Benefits, Losses and Expenses:
Policy benefits	222,131	170,584	178,983	714,041	—	1,285,739
Interest credited to policy account balances	44,140	231,414	—	—	—	275,554
Commissions for acquiring and servicing policies	68,931	77,790	34,038	160,967	8	341,734
Other operating costs and expenses	138,712	43,794	46,834	93,271	26,883	349,494
Decrease (increase) in deferred policy acquisition costs	152	(41,117)	4,262	(11,677)	—	(48,380)

Total benefits, losses and expenses	474,066	482,465	264,117	956,602	26,891	2,204,141

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$28,370	$9,898	$(20,279)	$(34,364)	$(35,947)	$(52,322)

14. COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of operations, American National had commitments outstanding at September 30, 2010, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $274,091,000, of which $252,008,000 is expected to be funded in 2010. The remaining balance of $22,083,000 is scheduled to be funded in 2011 and beyond. As of September 30, 2010, all of the mortgage loan commitments have interest rates that are fixed.
On September 15, 2010 the Company renewed a 365-day $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding the Company’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2010 and December 31, 2009 the outstanding letters of credit were $37,076,000 and $36,205,000, respectively, and there were no borrowings on this facility to meet liquidity requirements.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loan. However, since the cash value of the life insurance policies always equals or exceeds the balances of the loans, management does not foresee any loss on the guarantees. The total amount of the guarantees outstanding as of September 30, 2010, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $209,159,000.
Litigation
As previously reported, American National was a defendant in a lawsuit related to the alleged inducement of another company’s insurance agents to become agents of American National (Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company v. American National Insurance Company et al., U.S. District Court for the District of Utah, filed July 23, 2003). Plaintiffs initially alleged that American National improperly induced agents to leave Plaintiffs and join American National, asserting claims against American National for inducing one of Plaintiffs’ managers to breach duties allegedly owed to Plaintiffs as well as claims against American National for misappropriation of trade secrets, tortious interference with contractual relationships, business disparagement, libel, defamation, civil conspiracy, unjust enrichment and unfair competition. By the time of trial, some claims had been dismissed; however, Plaintiffs’ surviving claims continued to allege that their damages from the wrongful conduct exceeded $3.9 million, and Plaintiffs also sought punitive damages. The jury reached a verdict adverse to American National, in the total amount of approximately $63.6 million, of which approximately $60.0 million represented punitive damages; however, the court subsequently reduced the punitive damages award, resulting in a total award of approximately $7.1 million against American National. An appeal has been taken to the Tenth Circuit. American National has accrued an appropriate amount for resolution of this case, including attorneys’ fees, and believes that any additional amounts necessary will not be material to the consolidated financial statements.
As previously reported, American National is a defendant in a putative class action lawsuit wherein the Plaintiff proposes to certify a class of persons who purchased certain American National proprietary deferred annuity products in the State of California (Rand v. American National Insurance Company, U.S. District Court for the Northern District of California, filed February 12, 2009). Plaintiff alleges that American National violated the California Insurance, Business & Professions, Welfare & Institutions, and Civil Codes through its fixed and equity indexed deferred annuity sales and marketing practices by not sufficiently providing proper disclosure notices on the nature of surrender fees, commissions and bonus features and not considering the suitability of the product. Certain claims raised by Plaintiff relate to sales of annuities to the elderly. Plaintiff seeks statutory penalties, restitution, interest, penalties, attorneys’ fees, punitive damages and rescissionary and/or injunctive relief in an unspecified amount. Discovery in this case is ongoing. If necessary, class certification issues may be briefed and argument heard by the Court in early to mid 2011. In September 2010, the Court granted partial summary judgment for American National due to the nonexistence of certain California Insurance Code violations, and granted partial summary judgment against American National as to whether the Plaintiff received a disclosure notice required by the California Insurance Code. Plaintiff contends that the alleged disclosure violation will support a California Unfair Competition Law claim. American National believes that it has meritorious defenses; however, no prediction can be made as to the probability or remoteness of any recovery against American National.
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

In addition, it should be noted that the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continue to create the potential for an unpredictable judgment in any given lawsuit. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on the consolidated financial statements.
15. RELATED PARTY TRANSACTIONS
American National has entered into recurring transactions and agreements with certain related parties as a part of its ongoing operations. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions for the periods indicated, is shown below (in thousands):

		Dollar Amount of Transactions		Amount due from as of
		Nine Months Ended September 30,		September 30,	December 31,
Related Party	Financial Statement Line Impacted	2010	2009	2010	2009

Gal-Tex Hotel Corporation	Mortgage loans on real estate	687	639	11,188	11,875
Gal-Tex Hotel Corporation	Net investment income	629	677	68	72
Gal-Tex Hotel Corporation	Other operating costs and expenses	196	215	18	20
Gal-Tex Hotel Corporation	Accident and health premiums	56	44	56	—
Moody Insurance Group, Inc.	Commissions for acquiring and servicing policies	2,249	2,328	10	388
Moody Insurance Group, Inc.	Other operating costs and expenses	103	174	—	—
National Western Life Ins. Co.	Accident and health premiums	116	130	17	—
National Western Life Ins. Co.	Other operating costs and expenses	925	891	—	—
Moody Foundation	Accident and health premiums	206	219	7	—
Greer, Herz and Adams, LLP	Other operating costs and expenses	8,387	6,733	411	370
Information Regarding Related Parties and Transactions
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation (“Gal-Tex”). The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National Insurance Company (“we” or “us”). As of September 30, 2010, we held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $11,188,000 as of September 30, 2010, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments. Such loan impacts the “Mortgage loans on real estate” and “Investment income” lines of our consolidated financial statements.
Management Contracts with Gal-Tex: We have entered into management contracts with Gal-Tex for the management of a hotel and adjacent fitness center owned by us. Such contracts are terminable by us upon thirty days’ prior written notice. Payments by us to Gal-Tex pursuant to these management contracts impact the “Other operating costs and expenses” line of the consolidated financial statements.
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
MIG and we are also parties to a Consulting and Special Marketing Agreement concerning development and marketing of new products. In addition to consulting fees paid under such agreement, compensation also includes dividends on shares of our Restricted Stock granted to MIG as a consultant. Such compensation impacts the “Other operating costs and expenses” line of our consolidated financial statements.
Health Insurance Contracts with Certain Affiliates: Our Merit Plan is insured by National Western Life Insurance Company (“National Western”). Robert L. Moody, Sr., our Chairman of the Board and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer, and controlling stockholder of National Western. Our Merit Plan is an insured medical plan that supplements our core medical insurance plan for certain officers by providing coverage for co-pays, deductibles, and other out-of-pocket expenses that are not covered by the core medical insurance plan, limited to medical expenses that could be deducted by the recipient for federal income tax purposes. Payments made by us to National Western in connection with the Merit Plan impact the “Other costs and expenses” line of our consolidated financial statements.

In addition, we insure substantially similar plans offered by National Western, Gal-Tex, and The Moody Foundation to certain of their officers. We also insure The Moody Foundation’s basic health insurance plan. Amounts paid to us by such entities are reflected in the “Accident and health premiums” line of our consolidated financial statements.
Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is our advisory director and a Partner with Greer, Herz Adams, L.L.P. which serves as our General Counsel. Legal fees and reimbursements of expenses in connection with such firm’s services as our General Counsel and for all of our subsidiaries are reflected in the “Other operating costs and expenses” line of the consolidated financial statements.
16. DISCONTINUED OPERATIONS
In October 2010, the Company entered into an agreement to sell its wholly-owned registered investment advisor and broker-dealer subsidiary, Securities, Management & Research, Inc. (“SM&R”). American National expects the sale to close in the fourth quarter of 2010 and, accordingly, the results of operations for this subsidiary are presented as discontinued operations in American National’s Consolidated Statements of Operations for all periods presented and the aggregated assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Statements of Financial Position at September 30, 2010. Cash flows related to discontinued operations have been combined with cash flows from continuing operations within each category of cash flows. American National recorded a $1.0 million impairment in the third quarter of 2010 as a result of the pending disposal. SM&R had previously been a component of the Corporate and Other reportable segment.
The following table summarizes income (loss) from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$—	$74	$145	$246
Realized investments gains (losses)	591	—	3,521	(2,041)
Other income	1,997	3,405	8,504	10,110

Total Revenues	2,588	3,479	12,170	8,315

Expenses
Other operating costs and expenses	2,378	3,306	8,928	10,227

Total Expenses	2,378	3,306	8,928	10,227

Income (loss) from discontinued operations	210	173	3,242	(1,912)

Impairment	(1,000)	—	(1,000)	—

Income (loss) from discontinued operations before income tax expense (benefit)	(790)	173	2,242	(1,912)

Income tax expense (benefit)	(277)	51	754	(698)

Income (loss) from discontinued operations, net of tax	$(513)	$122	$1,488	$(1,214)

The following table summarizes assets and liabilities held for sale (in thousands):

	September 30,	December 31,
	2010	2009

Assets:
Cash	$8,828	$—
Premiums due and other receivables	3,171	—
Other Assets	887	—

Total Assets Held-for-Sale	$12,886	$—

Liabilities
Deferred federal income tax	$549	$—
Accrued commissions & other expenses	1,421	—

Total Liabilities Held-for-Sale	$1,970	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine month periods ended September 30, 2010 and 2009, of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company” ). Such information should be read in conjunction with our consolidated financial statements together with the notes to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements contained herein are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
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
Overview
American National Insurance Company has more than 100 years of experience. We have maintained our home office in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities, and property and casualty insurance. We also offer pension services and limited health insurance. Within our property and casualty business, we offer insurance for personal lines, agribusiness, and targeted commercial exposures. We provide personalized service to approximately eight million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa. Our total assets and stockholders’ equity as of September 30, 2010 were $21.3 billion and $3.6 billion, respectively, and at December 31, 2009 were $20.1 billion and $3.5 billion, respectively.
General Trends
There were no material changes to the general trends we are experiencing, as discussed in the MD&A included in our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010.

Critical Accounting Estimates
We have prepared unaudited interim consolidated financial statements on the basis of U.S. GAAP. In addition to GAAP accounting literature, insurance companies have to apply specific SEC regulations when preparing the financial statements. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and their accompanying notes. Actual results could differ from results reported using those estimates.
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
Recently Issued Accounting Pronouncements
Refer to Item 1, Note 3 of Notes to the Consolidated Financial Statements for a discussion on “Recently Issued Accounting Pronouncements.”

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see Results of Operations and Related Information by Segment. The following table sets forth the consolidated results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Premiums and other revenues:
Premiums	$484,523	$507,105	$(22,582)	$1,414,035	$1,451,769	$(37,734)
Other policy revenues	46,342	45,292	1,050	138,066	133,740	4,326
Net investment income	238,081	222,192	15,889	667,964	629,880	38,084
Realized investments gains (losses), net	18,626	(935)	19,561	50,437	(81,103)	131,540
Other income	2,884	3,214	(330)	13,227	17,533	(4,306)

Total revenues	790,456	776,868	13,588	2,283,729	2,151,819	131,910

Benefits, losses and expenses:
Policy benefits	382,398	419,054	(36,656)	1,218,908	1,285,739	(66,831)
Interest credited to policy account balances	110,871	98,252	12,619	284,797	275,554	9,243
Commissions	120,408	114,144	6,264	343,185	341,734	1,451
Other operating costs and expenses	110,951	124,875	(13,924)	333,841	349,494	(15,653)
Change in deferred policy acquisition costs (1)	(13,806)	(14,351)	545	(46,815)	(48,380)	1,565

Total benefits and expenses	710,822	741,974	(31,152)	2,133,916	2,204,141	(70,225)

Income (loss) before other items and federal income taxes	$79,634	$34,894	$44,740	$149,813	$(52,322)	$202,135

(1)	A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.
Consolidated income before other items and federal income taxes increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increase is primarily driven by a decrease in policy benefits across all segments, a decrease in other operating costs and expenses in our Life and Health segments, in addition to the increase in realized investment gains as a result of improved market conditions. This increase is partially offset by a decrease in premiums and an increase in interest credited to policy account balances.

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
Life segment financial results for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues:
Premiums	$71,352	$76,320	$(4,968)	$209,670	$211,638	$(1,968)
Other policy revenues	42,837	41,569	1,268	126,613	122,420	4,193
Net investment income	55,466	55,724	(258)	166,907	166,510	397
Other income	996	948	48	2,786	1,868	918

Total revenues	170,651	174,561	(3,910)	505,976	502,436	3,540

Benefits, losses and expenses:
Policy benefits	73,402	75,865	(2,463)	220,408	222,131	(1,723)
Interest credited to policy account balances	16,283	13,932	2,351	44,277	44,140	137
Commissions	23,851	25,241	(1,390)	67,513	68,931	(1,418)
Other operating costs and expenses	45,229	48,000	(2,771)	131,604	138,712	(7,108)
Change in deferred policy acquisition costs	(1,759)	(177)	(1,582)	(5,903)	152	(6,055)

Total benefits, losses and expenses	157,006	162,861	(5,855)	457,899	474,066	(16,167)

Income before other items and federal income taxes	$13,645	$11,700	$1,945	$48,077	$28,370	$19,707

Earnings for the three months ended September 30, 2010 improved when compared to 2009 primarily due to a decrease in operating expenses. Operating expenses for the same period in 2009 were higher due to the nonrecurring costs from Sarbanes-Oxley and SEC registration related consulting fees. The decrease in expenses was partially offset by a reduction in premium due to an increase in ceded reinsurance premium and lower single-premium policy issuance.
Earnings for the nine months ended September 30, 2010 increased significantly compared to 2009 primarily due to an increase in other policy revenue and a decrease in policy benefits and operating expenses. As previously noted, operating expenses in 2009 were higher due to nonrecurring costs from Sarbanes-Oxley and SEC registration related consulting fees. The increase in other policy revenue was due to higher policy service fees on a growing block of interest-sensitive life policies.
Premiums
Premiums decreased for the three and nine months ended September 30, 2010 compared to 2009. The decreases in premium for both periods were primarily due to an increase in ceded reinsurance premium and lower single-premium policy sales.
Other Policy Revenues
Other policy revenues include mortality charges, earned policy service fees, and surrender charges on interest-sensitive life insurance policies. These charges increased for the three and nine months ended September 30, 2010 compared to 2009 primarily due to higher policy service fees on a growing block of life policies. The increase in fees reflects growth in the block of interest sensitive life business in the Independent Marketing channel, a trend that we expect to continue as the Company emphasizes growth in life business to complement its large annuity block.

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
Other Operating Costs and Expenses
Other operating costs and expenses decreased for the three and nine months ended September 30, 2010 compared to 2009. The decreases for both periods were primarily due to a reduction in consulting fees attributed to Sarbanes-Oxley and SEC registration related consulting fees, as well as a decrease in marketing expenses.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change

Acquisition cost capitalized	$21,474	$19,757	$1,717	$59,622	$54,881	$4,741
Amortization of DAC	(19,715)	(19,580)	(135)	(53,719)	(55,033)	1,314

Change in deferred policy acquisition costs (1)	$1,759	$177	$1,582	$5,903	$(152)	$6,055

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a reduction to expenses in the periods indicated.
We regularly review the underlying DAC assumptions, including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Relatively minor adjustments to these assumptions can significantly impact changes in DAC. We monitor the amortization of DAC as a percentage of gross profits before DAC amortization. An increase in this ratio could indicate an emergence of adverse experience affecting the future profitability of a particular block of business and, in turn, affects the recoverability of DAC from such future profits.
The amortization of DAC as a percentage of gross profit for the nine months ended September 30, 2010 and 2009 was 36.0% and 41.2%, respectively. The decrease in DAC amortization rate was primarily due to lower lapse rates in 2010. The average annualized lapse/surrender rates in the Life segment were 9.8% and 10.4% for the nine months ended September 30, 2010 and 2009, respectively. These combined rates reflect both first year and renewal business. In general, stable or lower lapse rates are important toward maintaining profitability of the Life segment, as higher lapse rates will reduce the average life expectancy of the in-force block of business and could result in acceleration of DAC amortization.

Policy in-force information
The following tables summarize changes in the Life segment’s in-force amounts and policy counts (dollar amounts in thousands):

	As of September 30,
	2010	2009	Change
Life insurance in-force:
Traditional life	$45,751,640	$46,270,129	$(518,489)
Interest sensitive life	23,999,398	23,151,676	847,722

Total life insurance in-force	$69,751,038	$69,421,805	$329,233

	As of September 30,
	2010	2009	Change
Number of policies:
Traditional life	2,298,203	2,366,373	(68,170)
Interest sensitive life	175,873	173,770	2,103

Total number of policies	2,474,076	2,540,143	(66,067)

There was a slight percentage increase in total life insurance in-force as of September 30, 2010 when compared to 2009. The aggregate of the face amount on new policies issued is partially offset by the aggregate of the face amount of older policies terminated by death, lapse, or surrender.
The decrease in our policy count is primarily attributable to the natural attrition of a larger number of older policies, partially offset by fewer but larger face-value policies.

Annuity
We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, and multiple line and employee agents.
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues:
Premiums	$51,180	$58,284	$(7,104)	$132,140	$149,141	$(17,001)
Other policy revenues	3,505	3,723	(218)	11,453	11,320	133
Net investment income	136,297	118,963	17,334	367,509	331,607	35,902
Other income	(3,139)	(2,168)	(971)	(6,061)	295	(6,356)

Total revenues	187,843	178,802	9,041	505,041	492,363	12,678

Benefits, losses and expenses:
Policy benefits	56,963	63,776	(6,813)	155,100	170,584	(15,484)
Interest credited to policy account balances	94,564	84,320	10,244	240,456	231,414	9,042
Commissions	24,795	21,807	2,988	75,944	77,790	(1,846)
Other operating costs and expenses	15,312	14,511	801	46,113	43,794	2,319
Change in deferred policy acquisition costs	(11,644)	(9,650)	(1,994)	(40,584)	(41,117)	533

Total benefits, losses and expenses	179,990	174,764	5,226	477,029	482,465	(5,436)

Income before other items and federal income taxes	$7,853	$4,038	$3,815	$28,012	$9,898	$18,114

Earnings for the three and nine months ended September 30, 2010 improved significantly when compared to 2009 primarily due to a substantial increase in our investment income less interest credited to policy account balances and reserves.
Premiums
Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Fixed deferred annuity	$334,649	$287,528	$47,121	$781,041	$1,429,434	$(648,393)
Equity indexed deferred annuity	61,692	56,497	5,195	310,647	119,701	190,946
Single premium immediate annuity	52,478	60,197	(7,719)	135,253	153,687	(18,434)
Variable deferred annuity	18,864	26,221	(7,357)	67,168	67,452	(284)

Total	467,683	430,443	37,240	1,294,109	1,770,274	(476,165)
Less: policy deposits	416,503	372,159	44,344	1,161,969	1,621,133	(459,164)

Total earned premiums	$51,180	$58,284	$(7,104)	$132,140	$149,141	$(17,001)

Amounts received on single premium immediate annuities (“SPIAs”) are classified as premiums and are earned immediately as income. Amounts received from fixed deferred annuity policyholders and equity-indexed annuity policyholders are classified as policy deposits and are not part of earned premiums.
Fixed deferred annuity receipts increased for the three months ended September 30, 2010 compared to 2009. The increase in sales was primarily due to annuitants turning to fixed annuities instead of other fixed interest financial products with relatively lower yields.
Fixed deferred annuity receipts for the nine months ended September 30, 2010 were lower compared to 2009. The decrease in sales was a result of the comparison to abnormally high sales in the first quarter of 2009 due to a “flight to safety” related to the credit crisis of late 2008.

Equity-indexed deferred annuity premiums increased for the three and nine months ended September 30, 2010 compared to 2009. The increases were primarily the result of certain annuitants accepting some exposure to volatility in the pursuit of potentially higher returns. Equity-indexed deferred annuities allow policyholders to participate in equity returns while also having certain downside protection resulting from the guaranteed minimum returns defined in the product.
SPIA premiums decreased for the three and nine months ended September 30, 2010 compared to 2009. The competitiveness of rates in the SPIA line can change very quickly and premium income can reflect changes in our position relative to the financial marketplace. We believe that the current low interest rate environment has led some prospective SPIA buyers to defer their purchase of a payout annuity and temporarily invest in cash, in the hope that rates will be higher at a later date, affording a higher annuity payment per premium dollar.
Policy deposits increased for the three months ended September 30, 2010 and decreased during the nine month period when compared to 2009. The changes were mainly the result of changes in the fixed deferred annuity premiums noted above.
Net Investment Income
Net investment income, a key component of the profitability of the Annuity segment, increased for the three and nine months ended September 30, 2010 compared to 2009. On a quarter-to-date and year-to-date basis, the asset base increased by 12.2% and 15.2%, respectively, as a result of a comparable increase in the related policy account balances. The increase in quarter-to-date net investment income was further improved by a $4.5 million increase in the equity options derivative gain. However, on a year-to-date basis the increase in net investment income was partially offset by a $5.3 million decrease in the equity options derivative gain.
Equity options are purchased and held as a means to hedge equity-indexed annuity benefits. Realized and unrealized gains or losses on the equity options portfolio are recognized in earnings as net investment income. Equity indexed annuities include a fixed host annuity contract and an embedded equity derivative. The gain or loss on the embedded derivative is recognized in earnings as interest credited to policy account balances.
The following table details the gain or loss on derivatives related to equity indexed deferred annuities (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Derivative gain/(loss) included in net investment income	$10,554	$6,103	$4,451	$(1,335)	$4,002	$(5,337)

Embedded derivative gain/(loss) included in interest credited	$(9,288)	$(5,970)	$(3,318)	$3,623	$(6,708)	$10,331
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

The table below shows the interest spreads for our annuity products (in thousands, except percentages):

	Nine Months Ended September 30,
	2010	2009
Fixed deferred annuity
Interest spread (excluding first year sales inducements):
Dollar amount	$103,355	$85,299
Annualized rate	1.62%	1.54%

Variable deferred annuity
Mortality and expense charge:
Dollar amount	$3,586	$2,942
Annualized rate	1.20%	1.14%

Total annuity:
Gross interest spreads:
Dollar amount	$106,941	$88,241
Annualized rate	1.60%	1.52%
The profits on fixed deferred annuity contracts are driven by interest spreads and, to a lesser extent, other policy fees. When determining crediting rates for fixed deferred annuities, management considers current investment yields in setting new money crediting rates and looks at average portfolio yields when setting renewal rates. In setting rates, management takes into account target spreads established by pricing models while also factoring in price levels needed to maintain a competitive position. Target interest spreads vary by product depending on specific attributes.
Interest spread income can vary from period to period due to factors such as yields on investments, the portion of the portfolio invested in cash, commercial mortgage loan prepayments, product mix, and the credited rate partially based on competition in the annuity market.
A portion of the variable deferred annuity policies in the table above include guaranteed minimum death benefits. The total account value related to variable deferred annuity policies with guaranteed minimum death benefit features was $64.1 million and $64.9 million as of September 30, 2010 and 2009, respectively.
We are subject to equity market volatility related to these guaranteed minimum death benefits. We use reinsurance to mitigate the mortality exposure associated with such benefits. Our maximum guaranteed minimum death benefit exposure, before reinsurance, which represents the total exposure in the event that all annuitants die, was $4.8 million and $8.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The decrease in the guaranteed minimum death benefit amount at risk in the nine months ended September 30, 2010 compared to 2009 was due to an improved equity market condition.

Account Values: In addition to interest spread, we monitor account values and changes in account values as a key indicator of the performance of our Annuity segment. The table below shows the account values, reserves, and the changes in these values as a result of net inflows and outflows, fees, interest credited, mortality expenses, and market value changes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Fixed deferred annuity:
Account value, beginning of period	$8,556,019	$7,644,917	$8,151,366	$6,918,365
Net inflows	198,544	118,623	460,618	705,327
Fees	(2,263)	(2,655)	(7,746)	(8,365)
Interest credited	95,020	83,402	243,082	228,960

Account value, end of period	$8,847,320	$7,844,287	$8,847,320	$7,844,287

Variable deferred annuity:
Account value, beginning of period	$385,559	$336,720	$400,624	$309,011
Net inflows/(outflows)	(18,045)	5,831	(19,063)	13,735
Fees	(1,177)	(1,072)	(3,585)	(2,942)
Change in market value and other	32,157	39,268	20,518	60,943

Account value, end of period	$398,494	$380,747	$398,494	$380,747

Single premium immediate annuity:
Reserve, beginning of period	$858,324	$740,702	$820,295	$701,141
Net inflows	16,137	27,398	33,231	51,816
Interest and mortality	9,046	8,566	29,981	23,709

Reserve, end of period	$883,507	$776,666	$883,507	$776,666

Fixed Deferred Annuity: For the three months ended September 30, 2010 and 2009, fixed deferred annuity account values increased $291.3 million and $199.4 million, respectively. The higher quarter-to-date growth in 2010 was primarily due to an increase in sales resulting from more competitive rates being offered by fixed annuity products in comparison to other fixed interest financial products. However, for the nine months ended September 30, 2010 and 2009, fixed deferred annuity account values increased $696.0 million and $925.9 million, respectively. The reduced year-to-date growth in 2010 resulted from the abnormally high levels of the prior year.
Variable Deferred Annuity: For the three months ended September 30, 2010 and 2009, variable deferred annuity account values increased $12.9 and $44.0 million, respectively. However, for the nine months ended September 30, 2010, variable deferred annuity account values decreased $2.1 million versus an increase of $77.7 million during the same period of 2009. The decrease in business in 2010 resulted from net outflows and fees that exceeded the growth in account value due to market appreciation. The growth in business in 2009 was largely due to market appreciation.
SPIA: For the three months ended September 30, 2010 and 2009, SPIA reserves increased $25.2 million and $36.0 million, respectively. For the nine months ended September 30, 2010 and 2009, SPIA reserves increased $63.2 million and $75.5 million, respectively. The decrease in growth was primarily due to slower sales in a lower interest rate environment.
Policy Benefits
Benefits consist of annuity payments and reserve increases on SPIA contracts. Benefits decreased for the three and nine months ended September 30, 2010 compared to 2009. The decreases for both periods were mainly attributed to a reduced amount of new-issue reserve additions due to lower SPIA premium receipts in 2010.
Interest Credited to Policy Account Balances
Interest credited for the three and nine months ended September 30, 2010 increased compared to 2009 primarily due to an increase in the policy account balance. On a quarter-to-date and year-to-date basis, policy account balances increased by 12.2% and 15.2%, respectively. The increase in interest credited for the three month period ended September 30, 2010 was further increased by a $3.3 million increase in embedded derivative return. On the other hand, the year-to-date increase in interest credited was partially offset by a $10.3 million decrease in embedded derivative return.

Commissions
Commissions increased for the three months ended September 30, 2010 compared to 2009. The increase was primarily due to an increase in deferred annuity sales. However, for the nine months ended September 30, 2010 commissions decreased compared to 2009 as a result of the overall decrease in sales.
Change in Deferred Policy Acquisition Costs
DAC on deferred annuities is amortized in proportion to gross profits. The change in the DAC balance consisted of new DAC additions from acquisition costs capitalized in the current period, less amortization of outstanding DAC balances from prior periods. The following table presents the components of change in DAC (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change

Acquisition cost capitalized	$28,633	$27,055	$1,578	$92,038	$91,897	$141
Amortization of DAC	(16,989)	(17,405)	416	(51,454)	(50,780)	(674)

Change in deferred policy acquisition costs (1)	$11,644	$9,650	$1,994	$40,584	$41,117	$(533)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a reduction to expenses in the periods indicated.
A performance measure of the Annuity segment that we monitor is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the three months ended September 30, 2010 and 2009 was 65.1% and 65.2%, respectively.
The amortization of DAC as a percentage of gross profits for the nine months ended September 30, 2010 and 2009 improved to 55.8% from 66.0%, respectively. The reduction in the ratio was due to improved persistency. We believe low interest rates on competing guaranteed interest products, such as certificates of deposit and money market funds, was a contributing factor to our improved persistency in both periods.

Health
The Health segment has been primarily focused on supplemental and limited benefit coverage products including Medicare Supplement insurance for the aged population as well as hospital surgical and cancer policies for the general population. Our other health products include credit accident and health policies, employer-based stop loss, and dental coverage. We distribute our health insurance products through our network of independent agents and managing general underwriters (“MGU’s”).
Segment results for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues:
Premiums	$64,288	$74,428	$(10,140)	$200,553	$224,001	$(23,448)
Net investment income	3,590	4,031	(441)	11,273	12,080	(807)
Other income	2,364	2,729	(365)	7,654	7,757	(103)

Total premiums and other revenues	70,242	81,188	(10,946)	219,480	243,838	(24,358)

Benefits and expenses:
Policy benefits	43,140	57,217	(14,077)	141,330	178,983	(37,653)
Commissions	8,150	11,226	(3,076)	27,265	34,038	(6,773)
Other operating costs and expenses	10,694	15,267	(4,573)	35,806	46,834	(11,028)
Change in deferred policy acquisition costs	891	423	468	3,784	4,262	(478)

Total benefits and expenses	62,875	84,133	(21,258)	208,185	264,117	(55,932)

Income (loss) before other items and federal income taxes	$7,367	$(2,945)	$10,312	$11,295	$(20,279)	$31,574

Earnings for the Health lines of business improved for the three and nine month periods ended September 30, 2010 compared to 2009, primarily as a result of reductions in policy benefits. Lower operating costs and expenses also contributed to the improvement in earnings resulting from personnel reductions and a decrease to commissions. A decrease in premiums resulting from a reduction of in-force policies partially offset the improvement in earnings for the three and nine months ended September 30, 2010.
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
Additionally, as a result of the Act, management decided to discontinue the sale of individual medical expense insurance plans effective June 30, 2010. Such insurance plans included our major medical and hospital surgical product lines.

Premiums
The Health segment’s earned premiums decreased $10.1 million during the three months ended September 30, 2010 compared to 2009, which was mainly attributable to the discontinuation of sales of our medical expense insurance plans effective June 30, 2010. Similarly earned premiums decreased $23.4 million for the nine months ended September 30, 2010 compared to 2009, which was primarily driven by the winding down of our major medical and hospital surgical product lines, the loss of two major MGU’s, diminished sales of our Medicare Supplement product, and the booking of a one-time premium associated with the unwinding of an MGU agreement in 2009 that did not occur in 2010.
Premiums for the periods indicated are as follows (in thousands, except percentages):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Premiums		Premiums		Premiums		Premiums
	dollars	percentage	dollars	percentage	dollars	percentage	dollars	percentage

Medicare Supplement	$29,218	45.4%	$32,517	43.7%	$89,340	44.5%	$92,695	41.4%
Managing general underwriter	2,541	4.1	3,280	4.4	8,288	4.1	17,021	7.6
Group	7,459	11.6	8,280	11.1	21,761	10.9	25,271	11.3
Major medical	5,397	8.4	7,007	9.4	17,464	8.7	22,944	10.2
Hospital surgical	10,610	16.5	12,886	17.3	35,004	17.5	37,960	16.9
Long-term care	383	0.6	497	0.7	1,205	0.6	1,567	0.7
Supplemental insurance	2,017	3.1	2,037	2.7	5,957	3.0	6,243	2.8
Credit accident and health	5,283	8.2	5,924	8.0	16,126	8.0	13,873	6.2
All other	1,380	2.1	2,000	2.7	5,408	2.7	6,427	2.9

Total	$64,288	100.0%	$74,428	100.0%	$200,553	100.0%	$224,001	100.0%

Our MGU line’s in-force policies had a net decrease of 36,000 for the nine months ended September 30, 2010 compared to 2009. The net decrease was mainly attributed to the loss of two major MGU’s. There were also significant decreases in the Medicare Supplement line’s in-force policies due to policy lapses and low sales.
Our in-force policies as of the dates indicated are as follows:

	As of September 30, 2010		As of September 30, 2009
	Certificates/Policies		Certificates/Policies
	number	percentage	number	percentage

Medicare Supplement	51,164	8.3%	58,804	8.5%
Managing general underwriter	79,960	13.0	116,227	16.8
Group	13,443	2.2	18,878	2.7
Major medical	2,580	0.4	3,834	0.6
Hospital surgical	10,054	1.6	15,790	2.3
Long-term care	1,788	0.3	1,929	0.3
Supplemental insurance	92,923	15.2	97,743	14.1
Credit accident and health	300,826	49.1	311,738	45.1
All other	60,446	9.9	66,612	9.6

Total	613,184	100.0%	691,555	100.0%

Policy Benefits
The benefit ratio, measured as the ratio of claims and other benefits to premiums, decreased to 67.1% and 70.5% for the three and nine months ended September 30, 2010, respectively, from 76.9% and 79.9% for the same periods in 2009. Unexpected high claim payments on medical expense products in 2009, with a subsequent return to lower levels during 2010, contributed to the decrease in the benefit ratio.

Commissions
Commissions decreased $3.1 million during the three months ended September 30, 2010 compared to 2009, which was mainly attributable to a decrease in sales. Commissions decreased $6.8 million for the nine months ended September 30, 2010 compared to 2009, which was primarily due to a large ceded commission in the MGU line in 2009 that did not occur in 2010, with the remainder of the decrease due to reduced sales of medical expense products which have higher commissions than other products we offer.
Other Operating Costs and Expenses
Other operating costs and expenses decreased $4.6 million during the three months ended September 30, 2010 compared to 2009, which was mainly attributable to a reduction of personnel in the fourth quarter of 2009. Other operating costs and expenses decreased $11.0 million for the nine months ended September 30, 2010 compared to 2009 which was primarily attributed to lower payroll costs and a one-time write-off of agent balances in the second quarter of 2009.
Change in Deferred Policy Acquisition Costs
Health premiums are recognized as revenue when due, but certain expenses associated with the acquisition of new business, such as commissions, are incurred before premiums can be earned. In order to recognize profits over the life of the policy, the expenses are deferred and amortized over the life of the policy. Generally, we expect the change in DAC expense to continue to follow changes in the in-force block by policy duration.
As of September 30, 2010, the Health related DAC balances were $66.1 million compared to $70.6 million as of September 30, 2009. The following table presents the components of change in DAC for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change

Acquisition cost capitalized	$4,455	$6,197	$(1,742)	$13,775	$12,117	$1,658
Amortization of DAC	(5,346)	(6,620)	1,274	(17,559)	(16,379)	(1,180)

Total change in DAC (1)	$(891)	$(423)	$(468)	$(3,784)	$(4,262)	$478

(1)	A negative amount of net change indicates more expense was amortized than deferred and represents an increase to expenses in the periods indicated.

Property and Casualty
Property and Casualty business is written through our multiple line agents and Credit Insurance Division agents. Evaluation of our property and casualty insurance operations is based on the total underwriting results (net premiums earned less incurred losses and loss expenses, policy acquisition costs and other underwriting expenses) and the ratios noted in the table below.
Property and Casualty segment results for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues:
Net premiums written	$297,255	$303,609	$(6,354)	$899,399	$907,085	$(7,686)

Net premiums earned	$297,703	$298,073	$(370)	$871,672	$866,989	$4,683
Net investment income	16,548	16,171	377	51,250	49,941	1,309
Other income	2,226	856	1,370	6,121	5,308	813

Total premiums and other revenues	316,477	315,100	1,377	929,043	922,238	6,805

Benefits and expenses:
Policy benefits	208,917	222,196	(13,279)	702,134	714,041	(11,907)
Commissions	63,612	55,862	7,750	172,460	160,967	11,493
Other operating costs and expenses	30,758	33,788	(3,030)	94,028	93,271	757
Change in deferred policy acquisition costs (1)	(1,294)	(4,947)	3,653	(4,112)	(11,677)	7,565

Total benefits and expenses	301,993	306,899	(4,906)	964,510	956,602	7,908

Income (loss) before other items and federal income taxes	$14,484	$8,201	$6,283	$(35,467)	$(34,364)	$(1,103)

Loss ratio	70.2%	74.5%	(4.3)	80.6%	82.4%	(1.8)
Underwriting expense ratio	31.3	28.4	2.9	30.1	28.0	2.1

Combined ratio	101.5	102.9	(1.4)	110.7	110.4	0.3

Effect of net catastrophe losses on combined ratio	2.4%	7.7%	(5.3)	11.1%	7.6%	3.5

(1)	A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.
The Property and Casualty segment net income increased slightly in the three months ended September 30, 2010, while the net loss deteriorated slightly during the nine months ended September 30, 2010 compared to the same periods in 2009. The change in both periods was driven by a decrease in policy benefits, offset by an increase in commissions and change in deferred policy acquisition costs.
Net Premiums Written and Earned
Net premiums written decreased for the three months ended September 30, 2010 compared to 2009, due primarily to decreases in our credit related property insurance products partially offset by increases in our personal lines. The slight decrease during the nine months ended September 30, 2010 was a result of the third quarter decrease.
Net premiums earned were relatively flat in the three months ended September 30, 2010, compared to the same period in 2009, while there was a slight increase in the nine months ended period. The nine months increase is primarily a result of increases in our personal lines, partially offset by decreases in our credit related property insurance products and other commercial lines. These are discussed in further detail in the “Products” section.

Policy Benefits
Policy benefits include loss and loss adjustment expenses incurred on property and casualty policies.
Policy benefits decreased during the three and nine months ended September 30, 2010 compared to the same period in 2009 as a result of the decreased net catastrophe experience during the three months ended September 30, 2010. For the nine months ended, the net catastrophe experience increased over prior year, but the benefit decreases in our credit related property products and personal lines outpaced the increase in catastrophe experience during the first six months of 2010 compared to 2009. The loss ratios for the three and nine months ended September 30, 2010 decreased slightly as compared to the same periods in 2009 due to the change in policy benefits noted above.
For the three months ended September 30, 2010, gross catastrophe losses decreased to $4.6 million compared to $18.1 million for the same period in 2009. Net catastrophe losses (after reinsurance) decreased to $7.2 million from $22.9 million.
For the nine months ended September 30, 2010, gross catastrophe losses increased to $124.2 million compared to $83.7 million for the same period in 2009. Net catastrophe losses increased to $104.2 million from $88.9 million as a result of twenty-eight catastrophes experienced in 2010 compared to twenty-six in 2009. The year-to-date increase was primarily incurred in the second quarter of 2010, when we experienced a $23.9 million increase in net catastrophe losses compared to the same quarter in 2009 due to spring storm activity throughout our geographic coverage area.
For the three and nine months ended September 30, 2010, net favorable prior-year loss and LAE development was $20.9 million and $65.0 million, respectively, compared to $3.2 million unfavorable development and $16.0 million favorable development for the same periods in 2009. This favorable development was driven by our commercial auto and commercial liability lines. The net and gross reserve calculations have shown favorable development as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses.
Commissions and Change in Deferred Policy Acquisition Costs
Commissions increased significantly during the three and nine months ended September 30, 2010 compared to the same periods in 2009. This was primarily the result of an $8.0 million expense for post termination compensation with some of our agents in addition to increases in our credit related property products due to a change in our product mix.
The increase in expense as a result of the change in deferred policy acquisition costs for the three and nine months ended September 30, 2010, was primarily driven by the increase in commissions of our credit related property insurance products. A change in our deferral estimates during 2009 deferring less in some policies and more in others in order to improve our consistency among subsidiaries, added to this increase.
Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines products, which we market primarily to individuals, representing 61.8% of net premiums written, (ii) Commercial Lines products, which focus primarily on businesses engaged in agricultural and other targeted markets, representing 28.0% of net premiums written, and (iii) Credit related property insurance products which are marketed to financial institutions and retailers and represent 10.3% of net premiums written.

Segment results by product line and for the periods indicated were as follows (in thousands, except percentages):
Product Discussion — Personal Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net premiums written
Auto	$120,238	$116,825	$3,413	$356,067	$345,774	$10,293
Homeowner	61,715	62,075	(360)	168,854	165,821	3,033
Other Personal	9,916	10,119	(203)	30,825	29,812	1,013

Total net premiums written	191,869	189,019	2,850	555,746	541,407	14,339

Net premiums earned
Auto	121,408	115,353	6,055	351,905	337,293	14,612
Homeowner	56,794	56,229	565	162,471	154,047	8,424
Other Personal	10,033	9,539	494	29,353	27,263	2,090

Total net premiums earned	$188,235	$181,121	$7,114	$543,729	$518,603	$25,126

Loss ratio
Auto	76.0%	75.5%	0.5	75.5%	81.0%	(5.5)
Homeowner	80.5	92.3	(11.8)	107.8	116.9	(9.1)
Other Personal	64.7	75.7	(11.0)	61.4	57.7	3.7
Personal line loss ratio	76.8	80.7	(3.9)	84.4	90.5	(6.1)

Combined Ratio
Auto	101.8	99.7	2.1	98.9	101.8	(2.9)
Homeowner	110.2	114.2	(4.0)	134.8	139.3	(4.5)
Other Personal	76.0	65.8	10.2	70.2	64.6	5.6
Personal line combined ratio	102.9%	102.4%	0.5	108.0%	111.0%	(3.0)
Personal Automobile: Net written and earned premiums increased in our personal automobile line as a result of premium rate increases implemented during the second half of 2009. The increase in premium per policy is slightly offset by a minimal decline in the number of policies.
The loss ratio remained relatively flat for the three month period ending September 30, 2010 compared to the same period in 2009. During the nine months ended, the loss ratio decreased due to the combination of the increase in premiums, as well as a decrease in claims during 2010 compared to those we experienced in the same period in 2009.
The combined ratio increased for the three month period ending September 30, 2010 compared to the same period in 2009 as a result of the increase in commissions noted previously. For the nine months ended, the ratio decreased 2.9%, with the decrease driven by the lower loss ratio.
Homeowners: Net premiums written and earned have remained relatively flat in the three months ended September 30, 2010 compared to the same period in 2009. The nine month premiums remain above 2009 levels due to rate increases across the entirety of this product line, as well as increases in policyholder-insured values as replacement and repair costs continue to increase. These increases were partially offset by a minimal decline in the number of policies from our risk management initiatives and the impact of rate increases.
The loss and combined ratios decreased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to a significant decrease in catastrophe and non-catastrophe claims affecting this line, resulting in total decreases of $6.1 million and $4.9 million in policy benefits in the three and nine month periods, respectively. The decrease in the combined ratios was slightly offset by the increase to commissions noted previously.
Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within our homeowner and auto policies. Net premiums written and earned continued to increase in 2010 due to an increase in policy counts and an increase in the average premium per policy.

Product Discussion — Commercial Products
Segment results by product for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Net premiums written
Agribusiness	$27,287	$27,074	$213	$81,311	$79,293	$2,018
Auto	18,839	19,770	(931)	70,154	72,228	(2,074)
Other Commercial	27,722	28,383	(661)	99,922	105,132	(5,210)

Total net premiums written	73,848	75,227	(1,379)	251,387	256,653	(5,266)

Net premiums earned
Agribusiness	26,917	26,729	188	79,534	79,322	212
Auto	22,093	22,861	(768)	65,045	68,717	(3,672)
Other Commercial	30,357	31,474	(1,117)	89,863	95,599	(5,736)

Total net premiums earned	$79,367	$81,064	$(1,697)	$234,442	$243,638	$(9,196)

Loss ratio
Agribusiness	79.3%	86.1%	(6.8)	120.3%	95.3%	25.0
Auto	73.7	72.7	1.0	63.2	73.3	(10.1)
Other Commercial	61.4	72.8	(11.4)	89.0	78.8	10.2
Commercial line loss ratio	70.9	77.2	(6.3)	92.5	82.6	9.9

Combined ratio
Agribusiness	117.0	122.4	(5.4)	156.4	131.5	24.9
Auto	96.5	93.6	2.9	87.1	96.1	(9.0)
Other Commercial	90.2	100.8	(10.6)	117.9	108.2	9.7
Commercial line combined ratio	101.1%	105.9%	(4.8)	122.4%	112.4%	10.0
Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums written and earned remained flat in the three months ended September 30, 2010, while the nine month period increased slightly, compared to the same periods in 2009, as a result of rate increases.
The loss ratio decreased during the three months ended September 30, 2010, but increased significantly during the nine months ended September 30, 2010 as a result of catastrophes losses incurred during the first quarter of 2010. We expect variability in this line, which is sensitive to the frequency and severity of storm and weather related losses. The combined ratio changes were a direct result of the decreasing and increasing loss ratios for the three and nine month periods, respectively, as the underwriting expense ratio remained relatively flat.
Commercial Automobile: Net premium written and earned decreased slightly, as a result of a reduction of about 7.0% of our policies, offset by newly implemented rate increases.
The increases in the loss ratio and combined ratio during the three months ended September 30, 2010 compared to 2009 reflect the decrease in premiums. The ratio decreases during the nine month period reflect a $9.3 million decrease in policy benefits as a result of favorable claim development compared to the prior year.
Other Commercial: Net written and earned premiums have continued a decreasing trend, as a result of the continued decline in our workers’ compensation product and small business coverages. Premiums for our workers’ compensation product have continued to decrease, as a result of a reduction in exposures and overall rate levels. Our small business premiums are also declining as a result of lower receipts for some of our client’s businesses, as well as a lowering premium per policy as businesses reduce coverages and increase deductibles in an effort to reduce their costs.
The loss and combined ratios improved during the three months ended September 30, 2010 compared to 2009, but deteriorated during the nine month period. The nine month comparison for the loss and combined ratio have been steadily increasing due to the change in premiums noted above in addition to an increase in the severity of workers’ compensation claims as payrolls continue to contract. However, fewer claims were made during the third quarter of 2010, resulting in the quarter-to-date improvement compared to 2009.

Product Discussion — Credit Related Property Products
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
Net premiums written decreased to $31.5 million and $92.3 million, from $39.7 million and $109.0 million for the three and nine months ended September 30, 2010 and 2009, respectively. Net premiums earned decreased to $30.1 million and $93.5 million, from $35.9 million and $104.7 million for the three and nine months ended September 30, 2010 and 2009, respectively. These decreases were primarily due to the current economic conditions. As our products are primarily sold when consumers make large purchases, we expect our products to reverse this downward trend once consumer spending begins to rebound.
The loss ratios decreased to 27.1% and 28.4%, from 37.5% and 41.7% during the three and nine month periods ending September 30, 2010 and 2009, respectively. These decreases were attributable to an overall decrease in benefits of our products as a result of lower frequency and severity of claims.
The combined ratios decreased to 94.1% and 96.7%, from 99.4% and 102.5% during the three and nine month periods ending September 30, 2010 and 2009, respectively. The decrease in the loss ratio noted above caused the decrease in the combined ratio, which was offset by higher underwriting expenses from rising commission expenses as a result of a change in our product mix.

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
Segment financial results for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues:
Net investment income	$26,180	$27,303	$(1,123)	$71,025	$69,742	$1,283
Gain/(loss) from investments, net	18,626	(935)	19,561	50,437	(81,103)	131,540
Other income	437	849	(412)	2,727	2,305	422

Total premiums and other revenues	45,243	27,217	18,026	124,189	(9,056)	133,245

Benefits and expenses:
Other operating costs and expenses	8,958	13,317	(4,359)	26,293	26,891	(598)

Total benefits and expenses	8,958	13,317	(4,359)	26,293	26,891	(598)

Income (loss) before other items and federal income taxes	$36,285	$13,900	$22,385	$97,896	$(35,947)	$133,843

Income (loss) before other items and federal income taxes increased for the three and nine month periods ending September 30, 2010 compared to the same periods in 2009. These increases were primarily due to the increase in gains from investments as a result of improved financial markets, which also led to a reduction in other-than temporary impairments below those recorded during 2009. We recorded other-than-temporary impairments of $3.5 million and $6.3 million on our investment portfolio for the three and nine months ended September 30, 2010, respectively, compared to $4.2 million and $78.3 million during the comparable periods in 2009. These other-than-temporary impairments are recorded in the “Gain/(loss) from investments, net” line.
In accordance with our segment allocation process, all realized gains and losses, except those on derivatives, are allocated to the Corporate and Other segment. The Corporate and Other segment is compensated for the risk it assumes for realized losses through a monthly charge to the insurance segments that reduces the amount of investment income allocated to those segments. Since other-than-temporary impairments are recorded as realized losses they are, accordingly, allocated to the Corporate and Other segment.
Liquidity
Our liquidity requirements have been and are expected to continue to be met by funds from operations. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months.
To ensure we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that income from the investments, plus proceeds from the maturities, will meet the ongoing cash flow needs of the Company. The Company historically has not been put in the position of having to liquidate invested assets in order to provide cash flow, however its investments consist primarily of highly liquid marketable debt securities available to meet our liquidity needs.
During September of 2010 the Company renewed a 365-day $100 million short-term variable rate borrowing facility containing a $55 million subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding the Company’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100 million at any time. As of September 30, 2010 and December 31, 2009 the outstanding letters of credit were $36.3 million and $36.2 million, respectively, and there were no borrowings on this facility to meet liquidity requirements.

Capital Resources
Our capital resources consist of American National stockholders’ equity, summarized as follows (in thousands):

	September 30, 2010	December 31, 2009

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,391,666	$3,342,805
AOCI	217,463	117,649

Total American National stockholders’ equity	$3,609,129	$3,460,454

We have notes payable on our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we are required to consolidate into our results in accordance with accounting rules. The lenders for the notes payable have no recourse to us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective affiliate, which totaled $32.4 million at September 30, 2010.
Total American National stockholders’ equity increased primarily due to the $108.5 million net income attributable to the Company during the period and $99.8 million unrealized gains on marketable securities, offset by $62.0 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. As of September 30, 2010, the levels of each of our insurance companies’ surplus and risk-based capital exceeded the minimum risk-based capital (“RBC”) requirements of the National Association of Insurance Commissioners. As of September 30, 2010, on a stand-alone basis the surplus of American National Insurance Company, the parent company, increased from the level recorded at December 31, 2009.
Contractual Obligations
Our future cash payments associated with loss and loss adjustment expense reserves, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2009. We expect to have the capacity to repay and/or refinance these obligations as they come due.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans which are discussed under “Commitments and Contingencies” in the footnotes to the consolidated financial statements above. We could be exposed to the liabilities of these loans using the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on the guarantees.

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
Our insurance and annuity products are primarily supported by investment grade bonds, collateralized mortgage obligations, and commercial mortgage loans. We purchase fixed-income security investments and designate them as either held-to-maturity or available-for-sale as necessary to match our estimated future cash flow needs. We make use of statistical measures such as duration and the modeling of future cash flows using stochastic interest rate scenarios to balance our investment portfolio to match the pricing objectives of our underlying insurance products. As part of our asset/liability management program, we monitor the composition of our fixed income securities between held-to-maturity and available-for-sale securities and adjust the concentrations of various investments within the portfolio as investments mature or with the purchase of new investments.
We invest directly in quality commercial mortgage loans when the yield and quality compare favorably with other fixed-income securities. Investments in individual residential mortgage loans have not historically been part of our investment portfolio, and we do not anticipate investing in them in the future. Our historically strong capitalization has enabled us to invest in equity securities and investment real estate where there are opportunities for enhanced returns. We invest in real estate and equity securities based on a risk/reward analysis.
Composition of Invested Assets
The following summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates) (in thousands, except percentages):

	September 30, 2010		December 31, 2009
	amount	percent	amount	percent

Bonds held-to-maturity, at amortized cost	$8,006,389	45.1%	$7,461,711	44.9%
Bonds available-for-sale, at fair value	4,349,356	24.5	4,213,550	25.4
Preferred stock, at fair value	38,850	0.2	35,717	0.2
Common stock, at fair value	973,505	5.5	934,754	5.6
Mortgage loans at amortized cost, net of allowance	2,429,663	13.7	2,229,659	13.4
Policy loans, at outstanding balance	374,391	2.1	364,354	2.2
Investment real estate, net of accumulated depreciation	688,910	3.9	635,110	3.8
Short-term investments	775,014	4.4	636,823	3.9
Other invested assets	111,701	0.6	94,442	0.6

Total Invested Assets	$17,747,779	100.0%	$16,606,120	100.0%

Total invested assets increased as of September 30, 2010 compared to December 31, 2009 primarily as a reflection of new purchases to support fixed deferred annuity sales. Our short-term investments continue to increase due to lack of appropriate long-term opportunities. We are also increasing our investments in commercial mortgages as the right opportunities become available at the right price. The securities industry continues to take comfort in modest inflation and significant spread compression, as well as improved financial markets since the recent crisis. Trepidation still surrounds the damaged housing market, and we continue to actively manage our exposure to financial institutions.

Investments to Support Our Insurance Business
Bonds- We allocate most of our fixed-income securities to support our insurance business. For a breakdown of these fixed maturity securities, see the “Investments” footnote to the consolidated financial statements.
At September 30, 2010, our fixed maturity securities had an estimated fair market value of $13.0 billion, which was $955.4 million (7.9%) above amortized cost. At December 31, 2009, our fixed maturity securities had an estimated fair market value of $11.9 billion, which was $322.3 million (2.8%) above amortized cost. The 9.7% increase in corporate bonds estimated fair value from $9.9 billion as of December 31, 2009 to $10.9 billion as of September 30, 2010, was the result of new purchases to support annuity sales as well as market value increases.
Fixed income securities’ estimated fair value, due in one year or less, increased $247.5 million to $605.9 million as of September 30, 2010 from $358.4 million as of December 31, 2009.
The following table identifies the total bonds by credit quality as rated by Standard & Poor’s (in thousands, except percentages):

	September 30, 2010			December 31, 2009
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$1,282,651	$1,359,145	10.4%	$1,357,021	$1,387,783	11.6%
AA+	219,509	234,992	1.8	186,461	192,972	1.6
AA	350,424	374,070	2.9	230,921	241,035	2.0
AA-	462,674	509,840	3.9	509,699	533,267	4.5
A+	843,649	936,106	7.2	857,773	905,961	7.6
A	1,808,639	1,970,601	15.1	1,653,891	1,720,543	14.5
A-	1,767,231	1,942,134	14.9	1,568,791	1,625,434	13.6
BBB+	1,275,437	1,406,411	10.8	1,489,815	1,555,244	13.1
BBB	1,969,581	2,142,888	16.5	1,875,529	1,951,146	16.4
BBB-	991,292	1,044,095	8.0	922,280	921,969	7.7
BB+ and below	1,094,322	1,100,549	8.5	945,574	884,672	7.4

Total	$12,065,409	$13,020,831	100.0%	$11,597,755	$11,920,026	100.0%

Our exposure to below investment grade securities increased during the nine months ended September 30, 2010, as a result of credit downgrades and purchases of private placements which are not rated. At 8.5% of our portfolio, the exposure is acceptable to management. We have reached our portfolio target allocation for securities rated BBB+ and below and plan to maintain that target allocation.
Fixed income securities are discussed further within the “Investments” footnote to the consolidated financial statements.
Mortgage Loans- We invest in commercial mortgage loans that are diversified by property type and geography, see the “Credit Risk Management” footnote to the accompanying consolidated financial statements for further analysis. We do not make individual residential mortgage loans. Therefore, we have no direct exposure to sub-prime or Alt A mortgage loans in the mortgage loan portfolio. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used as a component of fixed income investments that support our insurance liabilities. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, net of allowances. Our mortgage loan portfolio was $2.4 billion and $2.2 billion at September 30, 2010 and December 31, 2009, respectively. Mortgage loans comprised 13.7% of total invested assets at September 30, 2010.
As of September 30, 2010 and December 31, 2009, our mortgage loans classified as delinquent, in foreclosure and restructured were immaterial as a percentage of the total mortgage loan portfolio. There was one mortgage loan which was foreclosed upon and transferred to real estate investments totaling $2.0 million for the nine months ended September 30, 2010, while a total of $24.6 million were foreclosed upon and transferred during the twelve months ended December 31, 2009. There were two delinquent mortgage loans at September 30, 2010. There were also two such loans at December 31, 2009.
The average coupon yield on the principal funded for mortgage loans was 7.1% for the nine months ended September 30, 2010 and 7.5% for the twelve months ended December 31, 2009.
Equity Securities- As of September 30, 2010, we held $1.0 billion, or 5.7% of our invested assets, in a well-diversified equity investment portfolio. Of these equity securities, 96.2% are invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.8% of the equity portfolio is invested in publicly traded preferred stock. As of December 31, 2009, $970.5 million, or 5.8% of our invested assets were equity investments. Of these equity securities, 96.3% were invested in publicly traded common stock, and the remaining 3.7% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during the nine months ended September 30, 2010 reflects purchases and market value increases within the portfolio.

We carry our equity portfolio at market value based on quoted market prices obtained from external pricing services. The cost and estimated market value of the equity portfolio are as follows (in thousands):

	September 30, 2010
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$698,208	$287,207	$(11,910)	$973,505
Preferred stock	33,359	7,033	(1,542)	38,850

Total	$731,567	$294,240	$(13,452)	$1,012,355

	December 31, 2009
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$683,794	$259,256	$(8,296)	$934,754
Preferred stock	35,359	5,269	(4,911)	35,717

Total	$719,153	$264,525	$(13,207)	$970,471

Our equity portfolio is summarized within the “Credit Risk Management” footnote to the consolidated financial statements. The relative changes in sector weighting between the nine months ended September 30, 2010 and the year ended December 31, 2009 are the result of normal purchase and sale activity in concert with market movement. There has been no change in investment philosophy or diversification goals.
Investment in Real Estate- We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate is owned directly by our insurance companies, through non-insurance affiliates, or through joint ventures. The carrying value of real estate is stated at cost, less accumulated depreciation, and valuation impairments. Depreciation is provided over the estimated useful lives of the properties. The distribution across geographic regions and property types for real estate is summarized within the “Credit Risk Management” footnote to the accompanying consolidated financial statements.
Short-Term Investments- Short-term investments are composed primarily of Commercial Paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the long-term investment opportunities available and our liquidity needs, including investment-funding commitments.
Net Investment Income and Realized Gains/ (Losses)
Net investment income and realized investments gains/(losses), before federal income taxes, for the three and nine months ended September 30, 2010 and 2009, respectively, are summarized within the “Investments” footnote to the consolidated financial statements.
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

Other Invested Assets
The derivative contracts (indexed options) used to back our equity-linked products are carried in this category, representing the largest amount of the assets in the category. These options are designed to mirror corresponding changes in our liability to policyholders. Refer to the Results of Operations — Annuity section for further discussion.
Realized Gains and Losses
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
Unrealized Gains and Losses
The net change in unrealized gains/(losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, reflected a gain of $99.6 million for the nine months ended September 30, 2010, and a gain of $383.1 million for the twelve months ended December 31, 2009. See the “Investments” footnote to the consolidated financial statements for further discussion of the changes in unrealized gains and losses.
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
As of September 30, 2010, 100% of our common stock investments are considered Level 1 securities with fair values determinable from observable market prices.
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
Other-Than-Temporary Impairments
Debt securities accounted for under ASC 320-10 “Investments — Debt and Equity Securities” (formerly, “Emerging Issues Task Force” No. 99-20) may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Other debt securities may experience other-than-temporary impairment in the future based on the probability that the issuer may not be able to make all contractual payments when due. Equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period.

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
Bonds- During the second quarter of 2009, we adopted new accounting guidance, which significantly modified the rules regarding other-than-temporary impairments on bonds (see the “Summary of Significant Accounting Policies and Practices” footnote for further information on our significant accounting policies and practices).
Each quarter, any bonds pricing below amortized cost are reviewed. Additionally, more detailed review is performed if any of the following conditions exist: a) fair value was more than 50% below our cost, b) fair value was 35% or more below our cost at the reporting date and had been below cost by some amount continuously for nine months, c) the issuer had been downgraded by two ratings or more by a national rating agency, or d) the issuer had widely publicized financial problems. Once a bond is determined to require additional review, it is subjected to a three-part test:
1.	Do we intend to hold the bond until maturity?
2.	Is it more-likely-than-not that we would have to sell the bond before maturity?
3.	If it was determined that we had the ability and intent to hold the bond to maturity, then we would determine the present value of the future cash flows of the bond.
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
Equity- All equity investments below cost were subjected to impairment review. Additionally, equity investments were subjected to further review if any of the following situations were observed: a) fair value was more than 50% below our cost, b) fair value was 25% or more below our cost at the reporting date and had been below cost by some amount continuously for nine months, or c) the issuer had widely publicized financial problems. Equity investments were evaluated individually to determine the reason for the decline in fair value and whether such decline was other-than-temporary. The individual determination included multiple factors including our ability and intent to hold the security, performance of the security against other securities in its sector, historical price/earnings ratios using forecast earnings, stock re-purchase programs, and other information specific to each issue.
Real Estate and other Long-Lived Assets- Our real estate and other long-lived investment assets are monitored on a continuous basis. We have developed specific criteria including but not limited to materiality, property condition, tenant creditworthiness, guarantees, and the effect of economic conditions to determine the likelihood of these investments requiring impairment adjustments.
If it is determined that impairment may be required, a valuation procedure is employed to determine the amount of the impairment. The valuation includes but is not limited to discounted future cash flows, and the market price of the investment. If the current valuation is less than the current carrying value of the investment, an impairment is recorded against the carrying amount of the investment.
Mortgage Loans- We maintain a review list in order to monitor our mortgage loan portfolio of potential problems. A loan’s materiality, regulatory reports, loan statistics, and general economic conditions are the primary factors monitored to determine if a loan should be added to the review list. Loans on this list are systematically reviewed to determine if impairment is required.
If impairment is required on a loan, the next step is to determine the impairment amount. This estimate uses the present value of expected future cash flows, the fair value of the collateral property underlying the loan, or the current market price for the loan if it was sold. Once the impairment amount is calculated, an impairment allowance is established for the loan, which is applied against the loan asset when determining the balance to be reported in the consolidated statement of financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks have not changed materially from those disclosed in our 2009 Annual Report on Form 10-K filed with the SEC on March 12, 2010.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See our “Litigation” discussion in Part I, Item 1, Note 14 of Notes to the Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
The following should be read in conjunction with and supplements the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Such risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements by or on behalf of us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effects comprehensive changes to the regulation of financial services in the United States, and we do not yet know what the ultimate impact of this legislation and its related regulations will be on our business operations or on the insurance industry in general.
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effects comprehensive changes to the regulation of financial services in the United States, and we do not yet know what the ultimate impact of this legislation and its related regulations will be on our business operations or on the insurance industry in general.
Dodd-Frank provides for enhanced regulation of financial services through multiple initiatives including, without limitation, the creation of a Federal Insurance Office and several new federal oversight agencies, the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, changes to the regulation of broker-dealers and investment advisers, changes to the regulation of reinsurance, changes in certain disclosure and corporate governance obligations, and the imposition of additional regulation over credit rating agencies. Certain provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business.
Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations to implement its provisions, a process anticipated to occur over the next few years. It also requires numerous studies, which could result in additional legislation or regulation applicable to the insurance industry and to us, our competitors or companies with which we do business. Dodd-Frank and its related regulations, along with any such additional legislation or regulation, could make it more expensive for us to conduct business or have a material adverse effect on the overall business climate as well as our financial condition and results of operations.
We cannot predict with certainty the requirements or specific applicability of the regulations ultimately adopted, nor can we predict with certainty how Dodd-Frank and such regulations will affect the financial markets generally or impact our business, financial strength ratings, results of operations or cash flows.
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

On October 20, 2010 Standard & Poor’s rating service lowered its counterparty credit and financial strength ratings on our core operating companies, from ‘AA-’ to “A+” with an outlook of “negative.”
Standard & Poor’s rating action focused heavily on the property and casualty operations of the Company, which have been impacted by a number of large catastrophic events over the last several years. While the property and casualty operations have become a core operation of the Company in recent years, the life and annuity operations remain the key focus of American National, and those operations have had a substantial improvement in performance over recent periods.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 10, 2009).

3.2		By-Laws of American National Insurance Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 5th, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board and Chief Executive Officer
Date: November 5, 2010

By:	/s/ Stephen E. Pavlicek
	Name:	Stephen E. Pavlicek
	Title:	Executive Vice President, Chief Financial Officer and Corporate Treasurer
Date: November 5, 2010