Form 10-K
period 2010-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2011-03-02
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-34280
American National Insurance Company
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-0484030 (I.R.S. Employer Identification No.)
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $555.8 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.
As of February 28, 2011, there were 26,820,977 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL INSURANCE COMPANY

Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements contained herein are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
•	international economic and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
•	interest rate fluctuations;
•	estimates of our reserves for future policy benefits and claims;
•	differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns, and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes;
•	changes in our assumptions related to deferred policy acquisition costs;
•	changes in our claims-paying or credit ratings;
•	investment losses and defaults;
•	competition in our product lines and for personnel;
•	changes in tax law;
•	regulatory or legislative changes;
•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses;
•	domestic or international military actions, natural or man-made disasters, including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”) practices or policies; and
•	changes in assumptions for retirement expense.
It has never been a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.

PART I

ITEM 1.	BUSINESS
Company Overview
American National Insurance Company has more than 100 years of experience. We have maintained our corporate headquarters in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities and property and casualty insurance. We also offer pension services and limited health insurance. Within our property and casualty business, we offer insurance for personal lines, agribusiness, and targeted commercial exposures. We provide personalized service to approximately eight million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa. Our total assets and stockholders’ equity as of December 31, 2010 were $21.4 billion and $3.6 billion, respectively.
In this document, we refer to American National Insurance Company and its subsidiaries as the “Company,” “we,” “our,” and “us.”
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
Our Business Segments
Our family of companies includes six life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. We operate the following five business segments:
•	Life;
•	Annuity;
•	Health;
•	Property and Casualty; and
•	Corporate and Other.
Revenues for the Life, Annuity, Health, and Property and Casualty segments come primarily from premiums collected on the insurance policies we write. Revenues in the Corporate and Other segment come from investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. Financial information, including revenues, expenses and income and loss per segment is provided below in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Variable Universal Life. Variable universal life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts. Variable life products allow the policyholder to direct its premiums and account balances into a variety of separate accounts or to our general account. In the separate accounts, the policyholder bears the investment risk. We collect specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder’s account. With some products, policyholders may have the advantage of guarantees that may protect the death benefit from adverse investment experience.
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
Credit Life Insurance. Credit insurance is sold in connection with a loan or other credit account and is designed to make payments to the lender for the borrower, if the borrower is unable to make payments. Credit life insurance products pay off the borrower’s remaining debt on a loan or credit account if the borrower dies during the term of coverage.

Annuity Segment
A popular choice in retirement planning, an annuity is any type of periodic (generally monthly) payment made to an individual, called the annuitant. Payment options include lump sum, income for life, or income for a certain period of time.
We provide the following products under our Annuity segment, both to individuals and to institutional investors:
•	Fixed annuities; and
•	Variable annuities.
Fixed Annuities. Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but they provide guarantees related to the preservation of principal and interest credited. Deposits made into immediate and deferred annuity contracts are allocated to our general account and are credited with interest at rates we determine, subject to certain minimums. For most deferred contracts, credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to ten years. Fixed immediate annuities provide a guaranteed monthly income for a specified period and/or during the lifetime of the annuitant. Our fixed annuity products include single premium immediate annuities, deferred annuities and equity-indexed annuities, among others.
Single Premium Immediate Annuity (“SPIA”). A single premium immediate annuity is an annuity purchased by one premium payment, providing a periodic (usually monthly or annual) income payment to the owner of the annuity for a specified period, such as for the remainder of the annuitant’s life. Generally, once the payments of an immediate annuity have begun, the contract cannot be revised or cashed in, and there is no return of part or all of the original deposit. Annuity payments are usually fixed for the payment period, although it may increase at a predetermined rate, depending upon the terms of the contract.
Deferred Annuity. A deferred annuity is an asset accumulation product. Premiums were received either as a single payment, Single Premium Deferred Annuity, or as multiple payments, Flexible Premium Deferred Annuity. The payments are credited with interest at our determined rates, subject to policy minimums. Deferred annuities usually have surrender charges that apply beginning at issue and grade off over time. Deferred annuities sometimes have Market Value Adjustments that can have a positive or negative effect on any surrender value that is paid, depending on the relationship of interest rates when the product was sold as compared to interest rates when the policy is surrendered. If not surrendered, the proceeds of the deferred annuity can be converted to an income stream similar to those available under SPIA contracts.
Equity- Indexed Deferred Annuity. Equity-indexed deferred annuities are deferred annuities, meaning that payment of the annuity is not scheduled to commence until a future date. With an equity-indexed deferred annuity, a minimum interest rate is credited at the rates required by state insurance law. Any additional interest credited is typically tied to the performance of a particular stock market index, such as the S&P 500. Crediting of the additional interest, however, may be limited by caps or participation rates prescribed by the particular product.
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

Health Segment
Health insurance provides coverage that protects against the loss of life, loss of earnings, or expenses incurred due to illness or injury.
We provide the following types of products under our Health segment:
•	Medicare Supplement;
•	Supplemental insurance;
•	Medical Expense;
•	Stop-loss; and
•	Credit disability.
Medicare Supplement. Medicare Supplement insurance is a type of private health insurance policy designed to supplement or pick up the costs of certain medical services not covered by Medicare. This coverage is also known as gap coverage or Medigap coverage.
Supplemental Insurance. Supplemental insurance is designed to provide supplemental coverage for specific events or illnesses, such as cancer, and accidental injury or death.
Medical Expense. Medical expense insurance covers most health expenses including hospitalization, surgery and outpatient services (excluding dental and vision costs). Although we discontinued sales of the coverage in June 2010, it continues to affect our operating results.
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
We provide the following types of products under our Property and Casualty segment:
•	Personal, including auto, homeowner and other;
•	Commerical, including auto, agribusiness and other; and
•	Credit property and casualty insurance.
Auto Insurance. Auto insurance provides coverage for specific risks involved in owning and operating an automobile, such as bodily injury, property damage, fire, theft and vandalism.
Homeowners Insurance. Homeowners insurance provides coverage that protects the insured’s property against loss from theft, liability, and most common disasters.

Other Personal. Other personal insurance provides coverage for other items of personal property not covered by auto and homeowners policies, including boat and RV’s.
Agribusiness. Agribusiness insurance includes property and casualty coverage tailored for a farm, ranch or other agricultural business operations, contractors, and targeted businesses within the rural and suburban markets.
Other Commercial. Other commercial insurance encompasses property coverage, liability coverage, and workers’ compensation coverage.
Credit Property and Casualty Insurance. Through our Property and Casualty segment, we offer the following credit insurance products:
•	Collateral Protection Insurance (“CPI”). Commonly referred to as creditor-placed insurance. CPI provides insurance against loss, expense to recover, or damage to personal property (typically automobiles) pledged as collateral resulting from fire, burglary, collision, or other loss occurrence that would either impair a creditor’s interest or adversely affect the value of the collateral. The coverage is purchased according to the terms of the credit obligation when the borrower fails to provide the required insurance. The cost of the insurance is charged to the borrower.
•	Guaranteed Auto Protection or Guaranteed Asset Protection (“GAP”). GAP insures the excess of the outstanding indebtedness over the primary property insurance benefits that may occur in the event of a total loss to or an unrecovered theft of the collateral. GAP can be written on a variety of assets that are used as collateral to secure credit; however, it is most commonly written on automobiles.
Corporate and Other Segment
Our Corporate and Other segment encompasses primarily our invested assets that are not used to support our insurance activities. It also includes our non-insurance subsidiaries, such as investment advisory products and services. This segment provides investment services to each of our other segments and to our non-insurance subsidiaries. Our invested assets include common and preferred stocks, bonds, commercial real estate and mortgages, and participations in private equity funds.
Our Marketing Channels
We conduct our sales operations through five marketing channels. Product distribution is aligned to satisfy specific target markets in such a way that channel conflict is minimized and key brand identities are maintained. Whenever possible, products are cross-sold by multiple marketing channels to maximize product offerings and return on investment in products and distribution. Our five marketing channels are:
•	Independent Marketing Group/Direct Marketing;
•	Career Sales and Services Division;
•	Multiple-Line;
•	Health/Senior Age Marketing Division; and
•	Credit Insurance Division.

The following table illustrates our marketing channels:

Primary Means of
Segment	Marketing Channels	Companies	Distribution

Life	Independent Marketing Group/Direct Marketing; Multiple-line; Career Sales and Service Division; Health/Senior Age Marketing Division; Credit Insurance Division	American National Insurance Company; Farm Family Life Insurance Company; Standard Life and Accident Insurance Company	Independent agents; Employee agents; Dedicated agents; Internet, mail, print and broadcast media; General agents

Annuity	Independent Marketing Group/Direct Marketing; Multiple-line; Career Sales and Service Division; Health/Senior Age Marketing Division	American National Insurance Company; Standard Life and Accident Insurance Company; Farm Family Life Insurance Company; American National Life Insurance Company of New York	Independent agents; Employee agents; Exclusive agents

Health	Career Sales and Service Division; Health/Senior Age Marketing Division; Credit Insurance Division	American National Insurance Company; Standard Life and Accident Insurance Company; Farm Family Life Insurance Company	Employee agents; Exclusive agents; Independent agents; Managing general underwriters

Property and Casualty	Multiple-line; Credit Insurance Division	American National County Mutual Insurance Company ;
The American National Property and Casualty Companies (ANPAC);
ANPAC Louisiana Insurance Company;
Pacific Property and Casualty Company;
American National General Insurance Co.;
American National Lloyds Insurance Co.;
Farm Family Casualty Insurance Co.;
		United Farm Family Insurance Company	Exclusive agents; General agents; Independent agents
Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional information regarding business segments may be found in Part II, Item 8, Financial Statements and Supplementary Data.
Independent Marketing Group/ Direct Marketing
Independent Marketing Group distributes life insurance and annuities through independent agents, focusing on a higher-income and affluent marketplace, as well as targeted niche markets such as the small pension plan arena. Independent Marketing Group provides products, service, and concepts to clients in need of wealth protection, accumulation, distribution, and transfer. Independent Marketing Group markets products through financial institutions, large marketing organizations, employee benefit firms, broker-dealers, and independent insurance agents and brokers.

Direct Marketing focuses on individuals who favor purchasing insurance directly from insurance companies. Direct Marketing offers life insurance products through the internet, mail, print, and broadcast media, primarily directed at middle and upper-income customers.
Career Sales and Service Division
Career Sales and Service Division distributes life insurance, annuities, and limited benefit health insurance products through exclusive employee agents. Career Sales and Service Division primarily serves the lower to middle-income marketplace.
Multiple-line
Primarily through its Multiple-line exclusive agents, Multiple-line offers a combination of life insurance, annuities, and property and casualty insurance. Multiple-line is committed to remain an industry leader in tri-line sales (sales of homeowners, auto, and life insurance). Policyholders can do business with a single agent, a concept that has been identified as an important driver to client satisfaction. Multiple-line serves responsible individuals, families, and small business owners at all income levels.
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
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when an annuitant takes income, a policy matures or surrenders, an insured dies or becomes disabled, or upon the occurrence of other covered events. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with GAAP and in accordance with the standards of practice of the American Academy of Actuaries.
We establish actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned premiums and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for unpaid claims and unpaid claim adjustment expenses. In addition, we establish liabilities for minimum death benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies.
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

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of our actuarial liabilities, we cannot precisely determine the amounts we will ultimately pay and the ultimate amounts may vary from the estimated amounts, particularly when payments do not occur until well into the future.
However, we believe our actuarial liabilities for future benefits are adequate to cover the benefits required to be paid to policyholders. We periodically review our estimates of actuarial liabilities for future benefits and compare it with our actual experience. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities.
Additional information regarding reserves may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Estimates — Reserves section.
Risk Management
A conservative operating philosophy was our founding principle and it is evidenced in our focus on sustainable and profitable growth. We manage risks throughout the Company by employing controls in our insurance, investment, and operational functions. These controls are designed to both place limits on activities and provide reporting information that helps shape any needed adjustments in our ongoing review of existing controls. We make use of several senior management committees to support the discussion and enforcement of risk controls in our management of the Company.
Our insurance products are designed to offer a balance of features desired by the marketplace with provisions that mitigate exposures to allow prudent management across our insurance portfolio. In our life insurance and property and casualty insurance products, we employ underwriting standards to ensure that proper rates are being charged to various classes of insureds. In our life insurance and annuity products, we mitigate against the risk of disintermediation through the use of surrender charges and market value adjustment features. Investment allocations and duration targets also limit the asset-liability risk we are exposed to in our annuity products by limiting the credited rate to a range supported by these investments.
One of the significant risks faced by us is the management of the linkage between the timing of settlement and the amount of obligations related to our insurance contracts and the cash flows and valuations on the invested assets backing those obligations, a process commonly referred to as asset-liability management (“ALM”). This risk is most present in our Life and Annuity segments. Our ALM Committee regularly monitors the level of risk in the interaction of our assets and liabilities and helps shape courses of action intended to help us attain our desired risk-return profile. Some of the tools employed include deterministic and stochastic interest rate scenario analyses, which help shape investment decision-making. These analyses also use experience analyses related to surrenders and death claims, which influence the timing of our obligations under our life insurance and annuity contracts.
We also manage risk by using reinsurance to limit our exposure on any one insurance contract or any single event. We purchase reinsurance from several providers and are not dependent on any single reinsurer. Further, we believe that our reinsurers are reputable and financially secure, and we regularly review the financial strength ratings of our carriers. Reinsurance does not eliminate our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure. Reinsurance is a significant element of our Property and Casualty operations. The use of catastrophic event models is an important component of our reinsurance program. These models assist us in the management of our exposure concentration and deductibles to help us attain our desired risk-return profile.
We have a formal risk management program on an enterprise-wide basis to coordinate risk management efforts and ensure alignment between our risk-taking activities and our strategic objectives. This risk management program includes the appointment of a corporate risk management officer. In addition, we maintain a Management Risk Committee to ensure consistent application of the enterprise risk management process across all business units.

Pricing
We establish premium rates for our life and health insurance products using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on our experience, industry data, and projected investment earnings. Premium rates for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest and inflation. Profitability is affected to the extent actual experience deviates from the assumptions made in pricing.
Collections for certain annuity and life products are not recognized as revenues, but are added to policyholder account values. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs as well as charges imposed, in some cases, upon surrender. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on the deposits invested in excess of the amounts credited to policyholder accounts.
Premiums for Medicare Supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, requiring frequent rate increases, most of which are subject to approval by state regulatory agencies.
Competition
We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, reputation, marketing expertise and support, our financial strength and ratings, our product features and prices, customer service, claims handling, and in the case of producers, compensation. The market for insurance, retirement and investment products continues to be highly fragmented and competitive. We compete with a large number of domestic and foreign insurance companies, many of which offer one or more similar products. In addition, for our products that include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.
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
Our Ratings
Insurer financial strength ratings reflect current independent opinions of rating agencies regarding the financial capacity of an insurance company to meet the obligations of its insurance policies and contracts in accordance with their terms. They are based on comprehensive quantitative and qualitative evaluations of a company and its management strategy. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor a guarantee of an insurer’s current or future ability to meet its contractual obligations. Ratings may be changed, suspended, or withdrawn at any time.
American National Insurance Company’s insurer financial strength ratings from two of the most widely referenced rating organizations as of the date of this filing are as follows:
•	A.M. Best Company: A (Excellent)(1)
•	Standard & Poor’s: A+ (Strong)(2)

(1)	A.M. Best’s active company rating scale consists of thirteen ratings ranging from A++ (Superior) to D (poor). A is the third highest of such thirteen ratings and represents companies’ “excellent ability to meet their ongoing insurance obligations.”

(2)	Standard & Poor’s active company rating scale ranges from AAA (Extremely Strong) to CC (Extremely Weak). Plus (+) or Minus (-) modifiers show the relative standing within the categories from AA to CCC. A rating of A is in the “strong” category and represents “Strong capacity to meet financial commitments, but somewhat susceptible to adverse economic conditions and changes in circumstances. A+ is the fifth highest of twenty active company ratings.

Regulation
The business of insurance is subject to extensive regulation, primarily by the individual states, although additional federal regulation of the insurance industry may occur in the future. State regulation of insurance is concerned primarily with the protection of policyholders rather than shareholders. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency.
State insurance laws and regulations have a substantial effect on our business and relate to a wide variety of matters, some of which are described in more detail below, including insurance company licensing and examination, agent and adjuster licensing, price setting, marketing practices and advertising, policy forms, privacy, accounting methods, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. In addition, our insurance companies are required to file detailed annual reports with the state regulators, and records of their business are subject to examination by such regulators.
Limitations on Dividends By Insurance Subsidiaries. Dividends received from subsidiary insurance companies represent one source of cash for us. The ability of various of our insurance company subsidiaries to pay dividends is restricted by state law and impacted by federal income tax considerations.
Holding Company Regulation. Our family of companies constitutes an insurance holding company system that is subject to regulation throughout the jurisdictions in which our insurance companies do business. Our insurance companies are organized under the insurance codes of Texas, Missouri, New York, Louisiana, and California. Generally, the insurance codes in these states require advance notice to, or in some cases approval by, the state insurance regulators prior to certain transactions between insurance companies and other entities within their holding company system. Such requirements may deter or delay certain transactions considered desirable by management.
Price Regulation. Nearly all states have insurance laws requiring property and casualty and health insurers to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such price schedules, policy forms or both must be approved prior to use. While they vary from state to state, the objectives of these pricing laws are generally the same, e.g. a price cannot be excessive, inadequate or unfairly discriminatory. Prohibitions on discriminatory pricing apply in the context of life insurance as well. The speed with which an insurer can change prices in response to competition or in response to increasing costs depends, in part, on the nature of the applicable pricing law.
An insurer’s ability to adjust its prices in response to competition or increasing costs is often dependent on an insurer’s ability to demonstrate to the applicable regulator that its pricing or proposed pricing meets the requirements of the pricing laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a price that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a price that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it offers. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability. These kinds of pricing restrictions can impact our ability to market products to residents of such states.

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
Involuntary Markets and Guaranty Fund. As a condition of maintaining our licenses to write property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to our results of operations. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies.
Risk-Based Capital. The National Association of Insurance Commissioners (“NAIC”) has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2010, the Company and each of its insurance subsidiaries were more than adequately capitalized under the risk-based capital formula.
Investment Regulation. Our insurance companies are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories of assets. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2010, the investment portfolios of our insurance companies complied with such laws and regulations in all material respects.
Exiting Geographic Markets, Canceling and Non-Renewing Policies. Most states regulate an insurer’s ability to exit a market. For example, states limit, to varying degrees, an insurer’s ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements could restrict our ability to exit unprofitable markets.
Variable Life Insurance and Variable Annuities. The sale and administration of variable life insurance and variable annuities are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies are issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is in itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

Privacy Regulation. U.S. federal laws, such as the Gramm-Leach-Bliley Act, and the laws of some states require us to protect the security and confidentiality of certain customer information and to notify customers about our policies and practices relating to collection and disclosure of customer information and our policies relating to protecting the security and confidentiality of that information. The U.S. federal law and the laws of some states also regulate disclosures of customer information. Furthermore, the federal Health Insurance Portability and Accountability Act regulate our use and disclosure of certain personal health information. The U.S. Congress, state legislatures and regulatory authorities may consider additional regulation relating to privacy and other aspects of customer information.
Environmental Considerations. As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.
Additional issues related to the regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors section.
Employees
As of December 31, 2010, we had approximately 3,251 employees, of which approximately 730 are employed in our Galveston, Texas corporate headquarters. We consider our employee relations to be good.
Available Information
American National Insurance Company, a Texas corporation, files periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including American National.
Our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those Forms) are available online at www.anico.com. The reference to our Internet website does not constitute the incorporation by reference of information contained at such website into this report. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS
The operating results of insurance companies have historically been, and are likely to remain, subject to significant fluctuations in response to various factors, including without limitation economic trends, interest rate changes, investment performance, claims experience, operating expenses and pricing. Described below are the risks and uncertainties that we have identified as being the most significant to our Company. Additional risks not presently known to us or that we currently deem insignificant may also impair our business, financial condition or results of operations as they become known facts or as facts and circumstances change.
Difficult conditions in the economy generally may materially adversely affect our business and results of operations, and these conditions may not improve in the near future.
Our results of operations are materially affected by economic conditions in the U.S. and elsewhere. Stressed conditions, volatility and disruptions in global capital markets or in particular markets or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention for liquidity. Although many economists believe the recent recession ended in the third quarter of 2009, the recovery is expected to be slow, and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and remains at very low levels. Some economists believe that disinflation and deflation risk remains in the economy. Our revenues are likely to remain under pressure in such circumstances and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
Factors such as consumer spending, business investment, energy costs, geopolitical issues, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, declining consumer confidence, lower family income, increased defaults on mortgages and consumer loans, lower corporate earnings, lower business investment and lower consumer spending, the demand for our insurance and financial products could be adversely affected. For example, the increased market volatility experienced during 2008 and 2009 led to a decline in demand for our market-linked products, such as variable annuities, and we anticipate that difficult credit conditions may lead to fewer purchases of credit-related insurance products.
Negative economic factors may also affect our ability to receive the appropriate rate for the risks that we insure with our policyholders and annuity contract holders. In an economic downturn, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether, resulting in an elevated incidence of lapses or surrenders of policies. Our individual protection life insurance markets, particularly our Career Sales and Service Division and our Multiple-Line distribution channels, which serve primarily the lower and middle income markets, respectively, face competition from alternative uses of the customer’s disposable income. All of these outcomes could affect earnings negatively and could have a material adverse effect on our business, financial condition and results of operations.
Differences between risk assumptions used to price our products and actual experience could materially affect our profitability.
Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which our policies remain in force), and operating costs and expenses of our business. The profitability of our business substantially depends on the extent to which our actual experience is consistent with the assumptions we use to price our products. If we fail to appropriately price our insured risks, or if our claims experience is more severe than our underlying risk assumptions, our profit margins could be negatively affected. Any potentially overpriced risks could negatively impact new business growth and retention of existing business.

Increased claims activity resulting from catastrophic events, whether natural or man-made, may result in significant losses.
We experience increased claims activity when catastrophic events impact geographic locations in which our policyholders live or do business. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes, snow, hail and windstorms, or manmade events, such as terrorism, riots, hazardous material releases, or utility outages. Some scientists believe that in recent years, changing climate conditions have added to the unpredictability, severity and frequency of natural disasters. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units may face increased claims. Climate change may also affect the affordability and availability of property and casualty insurance and the pricing of such products.
Our life and health insurance operations are also exposed to the risk of catastrophic mortality or illness, such as a pandemic, an outbreak of an easily communicable disease, or another event that causes a large number of deaths or high morbidity. Significant influenza pandemics have occurred three times in the last century; however, neither the likelihood, timing, nor the severity of a future pandemic can be predicted. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the severity of such a catastrophe could have a material impact on our loss experience.
We cannot accurately predict catastrophes, or the number and type of catastrophic events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. While we anticipate and plan for catastrophe losses, there can be no assurance that our financial results will not be materially adversely affected by our exposure to losses arising from catastrophic events in the future that exceed our assumptions. For example, during the second and fourth quarters of 2010, we experienced a $41.6 million increase in net catastrophe losses compared to 2009 due to spring and winter storm activity throughout our geographic coverage area.
The extent of our losses in connection with catastrophic events is a function of the severity of the event and the total amount of policyholder exposure in the affected area. Where we have geographic concentrations of policyholders, such as in our group insurance operations, a single catastrophe (such as an earthquake) or destructive weather trend affecting a region may have a significant impact on our financial condition and results of operations.
As an insurance company, we face a significant risk of litigation and regulatory investigations, which may result in significant financial losses, harm our reputation, and prevent us from implementing our business strategy.
We face a significant risk of litigation and regulatory investigations in the ordinary course of operating our business, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring lawsuits, including class actions, alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, and breaches of fiduciary or other duties to customers. Plaintiffs in class action suits and other types of lawsuits may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time and could result in a material adverse effect on our business, financial condition, results of operation and reputation. Note 18, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contains a discussion of certain pending and ongoing litigation.
The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities. This scrutiny includes investigations and other proceedings within the industry relating to allegations of improper payment and disclosure of contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, the use of inducements in the sale of insurance products, the issuance of refunds of unearned premiums upon termination of credit insurance, the accounting treatment for finite insurance and reinsurance or other non-traditional or loss mitigation insurance and reinsurance products, and the marketing of products. One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change. Such changes could adversely affect our ability to implement our business strategy.

In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition, and results of operations and could impact our ability to offer certain products.
The determination of the amount of allowances and impairments taken on our investments and the valuation allowance on the deferred income tax asset are judgmental and could materially impact our financial condition and results of operations.
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
For fixed maturity and equity securities subject to the Accounting Standards Codification (“ASC”) 320-10 Investments, Debt and Equity Securities, an other-than-temporary impairment (“OTTI”) charge is taken when we do not have the ability and intent to hold the security until the forecasted recovery or based on the probability that we may not be able to receive all contractual payments when due. Fixed maturity securities accounted for under ASC 320-10 may experience OTTI in future periods in the event an adverse change in cash flows is anticipated or probable. Furthermore, equity securities may experience OTTI in the future based on the prospects for recovery in value in a reasonable period.
Many criteria are considered during this process including, but not limited to, our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; the expected recoverability of principal and interest; the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or less than cost for equity securities; the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices; and the specific reasons that a security is in a significant unrealized loss position, including market conditions, which could affect our liquidity. OTTI losses result in a reduction to the cost basis of the underlying investment.
Deferred income tax represents the differences between the financial statement carrying amounts of existed assets and liabilities and their respective tax bases. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors considered by management include, but not limited to, performance of the Company and our ability to generate future taxable income. If based on available information, it is more-likely-than-not that the deferred tax assets will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such changes could have a material adverse affect on our financial condition and results of operations.
Our investment portfolio includes fixed maturity securities, equity securities, and commercial real estate, and fluctuations in these markets could adversely affect the valuation of our investment portfolio, our net investment income, and our overall profitability.
Our investment portfolio is subject to market risks, such as risks associated with changes in interest rates, market volatility, and deterioration in the credit of companies in which we have invested. In the past few years, domestic and international equity markets have experienced heightened volatility and turmoil. In the event of extreme prolonged market events, such as the current global economic crisis, we could incur significant losses. Even in the absence of a market downturn, however, we are exposed to substantial risk of loss due to market volatility. Investment returns are an important part of our overall profitability, and fluctuations in the fixed maturity, equity or real estate markets could negatively affect the timing and amount of our net investment income and adversely affect our financial condition.

Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally and some remain reliant upon government intervention for liquidity. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage loan delinquencies, investor anxiety over the U.S. and European economies, rating agency downgrades of various structured products and financial issuers, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If there is a resumption of significant volatility in the markets, it could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in aggregate, could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.
When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed maturity securities that comprise a substantial portion of our investment portfolio. Generally, we expect to hold our fixed maturity investments to maturity, including investments that have declined in value. Our intent can change, however, due to financial market fluctuations, changes in our investment strategy, or changes in our evaluation of the investee’s financial condition and prospects.
In a declining interest rate environment, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. The decline in market rates could reduce our investment income as new funds are invested at lower yields.
Further deterioration in the economy or deterioration in the commercial real estate market could adversely affect our investments in commercial real estate, including our mortgage loans, and have a material adverse effect on our investment portfolio.
Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on our financial condition and results of operations.
The concentration of our investment portfolios in any particular industry, group of related industries, or geographic sector could have an adverse effect on our investment portfolios and consequently on our financial condition and results of operations. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries, or geographic region may have a disproportionate adverse effect on our investment portfolios to the extent that the portfolios are concentrated rather than diversified.
Some of our investments are relatively illiquid.
Our investments in privately placed securities, mortgage loans, and equity covering real estate, including real estate joint ventures and other limited partnership interests, are relatively illiquid. If we require significant amounts of cash on a short notice in excess of ordinary course cash requirements, it may be difficult or we may not be able to monetize these investments in a timely manner, and we may be forced to sell them for less than we otherwise would have been able to realize.
A decline in equity markets or an increase in volatility in the equity markets may adversely affect sales and/or yields of our investment products.
Significant downturns and volatility in the equity markets could adversely affect our sales of investment products, which may have a material adverse effect on our financial condition and results of operations in three principal ways. First, market downturns and volatility may discourage purchases of variable annuities, variable life insurance, and equity-indexed products that have returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in such products.
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

Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as minimum death benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, which could cause us to increase liabilities for future policy benefits, negatively affecting our net income.
Defaults on our mortgage loans may adversely affect our profitability.
Our mortgage loan investments face default risk. Our mortgage loans are principally collateralized by commercial properties. At December 31, 2010, loans that were either delinquent or in the process of foreclosure were less than 1.0% of our $2.7 billion in mortgage loan investments. A significant increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, financial condition and results of operations.
We are controlled by a small number of stockholders.
As of December 31, 2010, the Moody Foundation, a charitable trust controlled by Robert L. Moody, Sr. and members of his family, beneficially owned 6,157,822 shares of our common stock. In addition to these shares and as of such date, Moody National Bank, of which Robert L. Moody, Sr. is chairman and chief executive officer, in its capacity as trustee or agent had the power to vote an additional 12,489,462 shares of our common stock. These two stockholders have the power to vote approximately 70% of our common stock. As a result, these two stockholders have the ability to exercise a controlling influence over all matters affecting us, including:
•	the composition of our Board of Directors, subject to applicable legal and regulatory requirements, and through the Board of Directors, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•	any determinations with respect to mergers or other business combinations;
•	acquisition and disposition of assets; and
•	any other matters submitted for stockholder approval.
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
As of December 31, 2010, approximately 19,960,277 shares of our common stock (approximately 74%) were beneficially owned by The Moody Foundation, Moody National Bank, our executive officers, directors, and advisory directors and family members of our executive officers and directors. As of that same date, approximately 6,859,889 shares (approximately 26%), with an aggregate market value of $587,343,696 were held by other stockholders.
Our future results are dependent in part on our ability to successfully operate in insurance and annuity industries that are highly competitive.
The insurance and annuity industries are highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. In addition, many of our competitors have well-established national reputations and market similar products. Competition for customers and agents has led to increased marketing and advertising by our competitors, varied agent compensation structures, as well as the introduction of new insurance products and aggressive pricing. We also compete for customers’ funds with a variety of investment products offered by financial services companies other than insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Moreover, the ability of banks to be affiliates of insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. If we cannot effectively respond to increased competition for the business of our current and prospective customers, we may not be able to grow our business or we may lose market share. In addition, if we fail to maintain our discipline in pricing and underwriting in the face of this competition, our underwriting profits may be adversely affected.

Furthermore, certain competitors operate using a mutual insurance company structure, which means generally every policyholder has voting rights in addition to their rights as a policyholder. Therefore, such companies may have dissimilar profitability and return targets.
We may be unable to attract and retain sales representatives and third-party independent agents for our products.
We must attract and retain productive sales representatives and third-party independent agents to sell our insurance and annuity products. Strong competition exists among insurers for producers with demonstrated ability. We compete with other insurers for producers primarily on the basis of our financial position, stable ownership, support services, compensation, and product features. We continue to undertake several initiatives to grow our agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new sales representatives and agents. Sales of individual insurance and annuity products, and our financial condition and results of operations could be materially adversely affected if we are unsuccessful in attracting and retaining sales representatives and agents.
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
In addition, certain products are distributed under agreements with companies that are not affiliated with us. Termination of one or more of these agreements could have a detrimental effect on our financial condition and results of operations.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.
Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify a large number of transactions and events. We have devoted significant resources to develop risk management policies and procedures, and we expect to continue to do so. Nonetheless, these policies and procedures may not be fully effective. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics premised on historical models. As a result, these methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information that is publicly available or otherwise accessible regarding markets, clients, catastrophe occurrence, or other matters. This information may not always be accurate, complete, up-to-date or properly evaluated. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details.
Reinsurance may not be available, affordable or adequate to protect us against losses.
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our business segments. Market conditions beyond our control determine the availability and cost of reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss, and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

Emerging claim and coverage issues could negatively impact our business.
As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by extending coverage beyond our underwriting intent or increasing the type, number, or size of claims. Such emerging claims and coverage issues include (i) evolving theories of liability and judicial decisions expanding the interpretation of our policy provisions, thereby increasing the amount of damages for which we are liable, and (ii) a growing trend of plaintiffs targeting insurers in purported class action litigation relating to claims handling and other practices in the insurance industry. The effects of these and other related unforeseen emerging issues are extremely hard to predict and could harm our business and adversely affect our financial condition and results of operations.
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
Rising medical costs require us to make higher payouts in connection with health insurance claims and claims of bodily injury under our property and casualty and healthcare policies. Likewise, increases in costs for auto parts and repair services, construction costs, and commodities result in higher loss costs for property damage claims. Thus, inflationary pressures could increase the cost of claims. These inflationary pressures may require us to increase our reserves. Our potential inability to adjust pricing for our products to account for cost increases or find other offsetting supply chain and business efficiencies may negatively impact our underwriting profit and results of operations.
Interest rate fluctuations and other events may require us to accelerate the amortization of deferred policy acquisition costs (“DAC”), which could adversely affect our financial condition and results of operations.
DAC represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. When interest rates rise, surrenders of policies and withdrawals from life insurance policies and annuity contracts may increase as policyholders seek to buy products with higher or perceived higher returns in exchange for the surrender or withdrawal, requiring us to accelerate the amortization of DAC. To the extent such amortization exceeds surrender or other charges earned as income upon surrender and withdrawals from certain life insurance policies and annuity contracts, our results of operations could be negatively affected.
The rate of amortization of DAC is also contingent upon profitability of the business. Typically, estimated lower levels of profitability require a higher rate of acceleration for DAC amortization; in contrast, estimated higher levels of profitability require a lower rate of acceleration for DAC amortization. DAC for both insurance-oriented and investment-oriented products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If the actual emergence of future profitability were to be substantially lower than estimated, we could be required to accelerate DAC amortization, and such acceleration could adversely affect our results of operations. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8 Financial Statements and Supplementary Date — Note 2, Summary of Significant Accounting Policies and Practices, and Note 8, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of our spread-based products.
Some of our products, principally interest-sensitive life insurance and fixed annuities, expose us to the risk that changes in interest rates may reduce our “spread” or the difference between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on the underlying investment intended to support obligations under such contracts. This “spread” is a key component of our Life and Annuity segments’ results of operations.
Our ability to manage our investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or that have been prepaid or sold may be reinvested at lower yields, reducing investment margin. Lower rates in such an environment can offset decreases in investment yield on some products; however, these changes could be limited by market conditions and regulatory or contractual minimum rate guarantees. Moreover, the new rates may not match the timing or magnitude of changes in asset yields. Furthermore, decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new investments by customers.
Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other insurance or investment products to our customers, which can lead to higher surrenders at a time when fixed maturity investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing rates, which could narrow spreads.
While we develop and maintain asset-liability management programs and procedures designed to mitigate the effect on spread income of rising or falling interest rates, no assurance can be given that changes in interest rates will not affect such spreads. Additionally, our asset-liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of our asset-liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.
If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could have a material adverse effect on our financial condition and results of operations.
We use reinsurance and, to a lesser extent, derivative instruments (equity-indexed options) to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk on all of our policies with respect to our reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of reinsurance agreements with us could have a material adverse effect on our financial condition and results of operations.

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
Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish as indicators of an insurance company’s ability to meet policyholder and contractholder obligations, are important to maintaining public confidence in our products, our ability to market our products, and our competitive position. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notices by any NRSRO.
On October 20, 2010, Standard & Poor’s rating service lowered its counterparty credit and financial strength ratings on our core operating companies, from ‘AA-’ to “A+” with an outlook of “negative.” Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:
•	reducing new sales of insurance products, and annuity products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by policyholders and contract holders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	increasing our borrowing cost;

•	adversely affecting our ability to obtain reinsurance at reasonable prices; and

•	adversely affecting our relationships with credit counterparties.
Standard & Poor’s rating action focused heavily on our property and casualty operations, which have been impacted by a number of large catastrophic events over the last several years. While the property and casualty operations have become more significant in recent years, the life and annuity operations remain our key focus, and those operations have had a substantial improvement in performance over recent periods.
In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels.
The continued threat of terrorism and ongoing military actions may adversely affect the level of our claim losses and the value of our investment portfolio.
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
As insurance companies, our subsidiaries and affiliates are subject to extensive laws and regulations. The method of such regulation varies, but typically has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to:
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
These laws and regulations are complex and subject to change. Moreover, the laws and regulations applicable to us are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the Internal Revenue Service (“IRS”), the FINRA, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator or enforcement authority’s interpretation of the same issue.
In addition, there is risk that any particular regulator or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, in the absence of changes to any particular regulator or enforcement authority’s interpretation of a legal issue, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.
The regulatory environment could have other significant effects on our business. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities. Significant regulatory actions against us could have material adverse financial effects, cause significant reputational harm, or harm our business prospects. State legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. Furthermore, we anticipate federal government involvement in healthcare to increase in the coming years, as it attempts to provide minimum coverage to all individuals. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

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
In addition, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effects comprehensive changes to the regulation of the financial services industry, including insurance companies, in the United States. Dodd-Frank provides for enhanced regulation of the financial services industry through multiple initiatives including, without limitation, the creation of a Federal Insurance Office and several new federal oversight agencies, the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, changes to the regulation of broker-dealers and investment advisers, changes to the regulation of reinsurance, changes in certain disclosure and corporate governance obligations, and the imposition of additional regulation over credit rating agencies. Certain provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, Dodd-Frank includes a new framework for the regulation of over-the-counter derivatives markets, which will require the clearing of certain types of derivatives currently traded over-the-counter, which could potentially impose additional costs and regulation on us.
Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations to implement its provisions, a process anticipated to occur over the next few years. It also requires numerous studies, which could result in additional legislation or regulation applicable to us, our competitors or companies with which we do business. Dodd-Frank and its related regulations, along with any such additional legislation or regulation, could make it more expensive for us to conduct business or have a material adverse effect on the overall business climate as well as our financial condition and results of operations.
We cannot predict with certainty the requirements or specific applicability of the regulations ultimately adopted under Dodd-Frank, nor can we predict with certainty how Dodd-Frank and such regulations will affect the financial markets generally or impact our business, financial strength ratings, results of operations or cash flows.
Changes in tax laws may decrease sales and profitability of certain products.
Under the current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment designed to encourage consumers to purchase these products. This favorable treatment may give some of our products a competitive advantage over non-insurance products. The U.S. Congress from time to time may consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities.
The U.S. Congress also may consider proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products and/or reduces the taxation on competing products could lessen the advantage or create a disadvantage to some of our products, making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position and ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the U.S. federal and state estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.
Changes in the U.S. federal and state securities laws and regulations may affect our operations and our profitability.
Some of our variable annuity contracts and variable life insurance policies are subject to the U.S. federal and state securities laws and regulations that apply to insurance products that are also securities. As a result, some of our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.

The U.S. federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with securities laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards for suitability of variable annuity contracts or variable life insurance policies, could have a material adverse effect on our operations and profitability and could ultimately impact our ability to offer some of these products.
New accounting rules or changes to existing accounting rules could negatively impact our business.
We are required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the Financial Accounting Standards Board, and the American Institute of Certified Public Accountants. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. We can give no assurance that future changes to GAAP will not have a negative impact on us.
In addition, we are required to comply with statutory accounting principles (“SAP”) in our insurance operations. SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the National Association of Insurance Commissioners (“NAIC”) and its taskforces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve or alter financial reporting. The NAIC is currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. We cannot predict whether or in what form reforms will be enacted and whether the reforms, if enacted, will positively or negatively affect us.
See Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements to the Company.
Prohibition on the use of customer credit information in connection with pricing and underwriting could impact our ability to price policies and consequently our profitability.
Within the limits of U.S. federal and state regulations, our property and casualty personal lines use customer credit information to price policies. Certain groups and regulators have asserted that the use of credit information may have a discriminatory impact and are calling for the prohibition or restriction on the use of credit data in underwriting and pricing. Elimination of the use of this information for underwriting purposes could have an adverse affect on our profitability, because we would have less data upon which to price policies.
The occurrence of events that are unanticipated in our disaster recovery systems and business continuity planning could impair our ability to conduct business effectively.
Our corporate headquarters is located in Galveston, Texas, on the coast of the Gulf of Mexico. We have taken action to protect our ability to service our policyholders in the event of a hurricane or other natural disaster affecting Galveston through our off-site disaster recovery systems and business continuity planning. Many of our key home office staff has relocated to our South Shore office buildings in League City, Texas. The primary offices of our property and casualty insurance companies are located in Springfield, Missouri and Glenmont, New York. These offices help to insulate our property and casualty operations from coastal catastrophes. Furthermore, we have established a remote processing center in San Antonio, Texas which will support operations in the event that the Galveston area is affected by natural disaster. There is no assurance, however, that these efforts will prove successful. In the event of a hurricane or other natural disaster, an industrial accident, or acts of terrorism or war that would impact our corporate headquarters, events unanticipated in our disaster recovery systems could have an adverse impact on our ability to conduct business and on our financial condition and results of operations, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers, employees, or agents were unavailable following such a disaster, our ability to effectively conduct our business could be compromised.

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
We use computer systems to store, retrieve, evaluate, and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability and the ability of our employees and agents to access these systems to perform necessary business functions, such as providing new business quotes, processing new and renewal business, making changes to existing policies, filing and paying claims, providing customer support, pricing our products and services, establishing reserves, and timely and accurate financial reporting. Systems failures or outages and our ability to recover from these failures and outages could compromise our ability to perform these functions on a timely basis, which could hurt our business and our relationships with our agents and policyholders.
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
Our primary business is writing and servicing life, property and casualty, and health insurance for individuals, families and commercial business. Because we deal with large numbers of similar policies, any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error, vendor error, or technological problems, could have negative repercussions on our results of operations and our reputation, if such problems or discrepancies are replicated through multiple policies.
Our Medicare Supplement business could be negatively affected by alternative healthcare providers.
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
In recent years, price competition in the traditional Medicare Supplement market has been significant, characterized by some insurers who have been willing to earn very small profit margins or to under-price new sales in order to gain market share. We have elected not to under-price new sales, which has negatively affected sales and could continue to do so if these industry practices continue. Our Medicare Supplement business is also subject to stringent regulation, which includes price setting rules that result in a maximum amount of profit that can be made, with no limits on potential loss of the insurer. Under such regulations, we are unable to raise premiums beyond the established set price. Thus, restrictions on the level of our profits could materially adversely affect our ability to offer this product.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Galveston, Texas. We own and occupy approximately 420,000 square feet of office space in this building. We also own the following additional properties that are materially important to our operations:
•	We own and occupy four buildings in League City, Texas, consisting of a total of approximately 346,000 square feet. Approximately 40% of such space is leased to third parties. Our use of these facilities is related primarily to our Life, Health, and Corporate and Other segments.
•	Our Property and Casualty segment conducts substantial operations through the American National Property and Casualty group of companies in Springfield, Missouri, and the Farm Family companies in Glenmont, New York. The Springfield facility is approximately 232,000 square feet, of which we occupy approximately two-thirds, with the remaining portion leased to third parties. The Glenmont facility is approximately 140,000 square feet, all of which is occupied by us.
•	We own an approximately 100,000 square foot facility in San Antonio, Texas. We occupy approximately three-fourths of this facility. We use this facility as a remote processing center for customer support and to support other business operations in the event the Galveston home office is evacuated due to catastrophic weather.
We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment purposes only.

ITEM 3.	LEGAL PROCEEDINGS
Information required for Item 3 is incorporated by reference to the discussion under the heading “Litigation” in Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCKHOLDER INFORMATION
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.” The following table presents the high and low prices for our common stock for the periods indicated and the quarterly dividends declared per share during such periods.

			Dividend Paid
	High	Low	Per Share
	(per share)

2010:
Fourth quarter	$86.91	$75.55	$0.77
Third quarter	85.80	74.14	0.77
Second quarter	116.40	80.43	0.77
First quarter	121.36	102.00	0.77

			$3.08

2009:
Fourth quarter	$120.81	$81.05	$0.77
Third quarter	88.68	71.64	0.77
Second quarter	81.65	55.09	0.77
First quarter	74.59	33.74	0.77

			$3.08

Our stock closed at $85.62 per share on December 31, 2010.
Security Holders
As of December 31, 2010, there were approximately 897 holders of record of our issued and outstanding shares of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our common stock that is authorized for issuance under the American National’s 1999 Stock and Incentive Plan as of December 31, 2010:

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be		available for future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding	price outstanding options,	(excluding
	options, warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders	$—	$109.40	2,203,233

Equity compensation plans not approved by security holders	—	—	—

Total	$—	$109.40	2,203,233

Performance Graph
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.” The following graph compares the performance of the cumulative total stockholder return for the Company’s stockholders for the last five years with the performance of the NASDAQ Stock Market Index and the NASDAQ Insurance Stock Index. The graph plots the cumulative changes in value of an initial $100 investment as of December 31, 2005 over the time periods shown.
Value at each year-end of a $100 initial investment made on December 31, 2005:

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

American National	$100.00	$99.76	$108.16	$69.94	$111.50	$85.17

NASDAQ Total	100.00	109.85	119.13	57.40	82.44	97.87

NASDAQ Insurance	100.00	113.07	113.30	104.95	109.61	123.39
This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA
American National Insurance Company
(and its subsidiaries)

(dollar amounts in millions, except per	Years ended December 31,
share amounts, or unless otherwise noted)	2010	2009	2008	2007	2006

Revenues	$3,067	$2,938	$2,503	$3,038	$3,090
Income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	145	17	(174)	245	278
Income (loss) from discontinued operations, net of tax	(1)	(1)	20	(4)	(5)
Net income (loss)	143	15	(154)	240	275
Net income (loss) attributable to American National Insurance Company and Subsidiaries	144	16	(154)	241	273

Per common share
Income (loss) from continuing operations:
- basic	5.47	0.64	(6.55)	9.24	10.50
- diluted	5.45	0.64	(6.55)	9.19	10.45

Income (loss) from discontinued operations:
- basic	(0.05)	(0.05)	0.73	(0.15)	(0.18)
- diluted	(0.05)	(0.05)	0.73	(0.15)	(0.18)

Net income (loss) attributable to American National Insurance Company and Subsidiaries:
- basic	5.42	0.59	(5.82)	9.09	10.32
- diluted	5.40	0.59	(5.82)	9.04	10.27

Cash dividends per share	3.08	3.08	3.08	3.05	3.01

Dividend payout ratio (1)	86.2%	127.2%	89.2%	38.1%	38.7%

	Years ended December 31,
	2010	2009	2008	2007	2006

Total assets	$21,413	$20,150	$18,379	$18,461	$17,932
Total American National Insurance Company and Subsidiaries stockholders’ equity	3,633	3,460	3,134	3,737	3,576
Total equity	3,636	3,472	3,142	3,741	3,582

(1)	Total dividends paid to stockholders divided by the sum of net income less realized gains (losses) on investments and other-than-temporary impairments, after tax.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of our financial condition and results of operations. This narrative analysis should be read in conjunction with the forward-looking statement information in this document; see Part I, Item 1, Risk Factors; Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 8, Financial Statements and Supplementary Data.

Overview
We are a diversified insurance and financial services company, offering a broad spectrum of life, annuity, health, and property and casualty insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.
Segments
We manage our business through five business segments, which are comprised of four insurance segments: Life, Annuity, Health and Property and Casualty, and our Corporate and Other segment. The life, annuity, and health insurance segments are operated primarily through six domestic life insurance companies. The property and casualty insurance segment is operated through eight domestic property and casualty insurance companies.
Insurance Segments
The insurance segments have revenues consisting primarily of the following:
•	net premiums earned on individual term and whole life insurance, property and casualty insurance, credit insurance, health insurance and single premium immediate annuity products;
•	net investment income; and
•	insurance and investment product fees and other income, including surrender charges, mortality and expense risk charges, primarily from variable life and annuity, deferred annuities, and universal life insurance policies, management fees and commissions from other investment products, and other administrative charges.
The insurance segments’ expenses consisting primarily of the following:
•	benefits provided to policyholders, contract holders and beneficiaries and changes in reserves held for future benefits;
•	interest credited on account balances;
•	acquisition and operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);
•	amortization of deferred policy acquisition costs and other intangible assets; and
•	income taxes.
The insurance segments have liabilities plus an amount of surplus allocated sufficient to support each segment’s business activities. The insurance segments do not directly own assets. Rather assets are allocated to the segments to support the liabilities and surplus of each segment. The mix of assets allocated to each of the insurance segments is modified as necessary to provide for a match of cash flows and earnings to properly support the characteristics of the insurance liabilities. We have utilized this methodology consistently over all periods presented.

Corporate & Other
The Corporate and Other segment acts as the owner of all of the invested assets of the Company. As noted previously, assets and surplus from the Corporate and Other segment are allocated to the insurance segments to match the liabilities of those segments. The investment income from the invested assets is also allocated to the insurance segments from the Corporate and Other segment in accordance with the amount of assets allocated to each segment. Earnings of the Corporate and Other segment are derived from our non-insurance businesses as well as earnings from those invested assets that are not allocated to the insurance segments. All realized investment gains and losses are recorded in this segment.
Outlook
The “Outlook” section contains many forward-looking statements, particularly relating to our future financial performance. These forward-looking statements are estimates based on information currently available to us, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to the precautionary statements set forth in the introduction to this Annual Report on Form 10-K. Actual results are likely to differ materially from those forecast by us, depending on the outcome of various factors.
In recent years, our business has been and likely will continue to be, influenced by a number of industry-wide and segment or product-specific trends and conditions. In our discussion below, we first outline the broad macro-economic or industry trends (General Trends) that we expect will have an impact on our overall business. Second, we discuss certain segment-specific trends that we believe may impact either individual segments of our business or specific products within these segments.
General Trends
Challenging Financial and Economic Environment: We believe that as expectations for global economic growth remain uncertain, factors such as consumer spending, business investment, the volatility and condition of the capital markets and inflation will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could affect earnings negatively and have a material adverse effect on our business, financial condition and results of operations. However, we believe those risks are somewhat mitigated by our financial strength, active risk management and disciplined underwriting for our products. Our diverse product mix across multiple lines of business (life, annuity, health and property and casualty) is a strength that will help us adapt to current economic times and give us the ability to serve the changing needs of our customer base. For example, fluctuations in the stock market during recent years have led investors to search for financial products that are insulated from the volatility of the markets. We are well positioned to serve the demand in this marketplace given our success with fixed annuity products. Additionally, through our conservative business approach, we believe we remain financially strong, and we are committed to providing a steady and reliable source of financial protection for policyholders and investors alike.
Low Interest Rates: Low interest rate environments are typically challenging for life and annuity companies as the spreads on deposit-type funds and contracts narrow and policies approach their minimum crediting rates. Low market interest rates may reduce the spreads between the amounts we credit to fixed deferred annuity and individual life policyholders and the yield we earn on the investments that support these obligations. We have an Asset-Liability Management (“ALM”) Committee that actively manages the profitability of our in-force block of insurance policies. In response to the unusually low interest rates in recent years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and reduced crediting rates on in-force contracts, where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and on the profitability of these products, although sales volume and persistency could diminish as a result. Additionally, we maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of these products. Although rapidly rising interest rates could result in reduced persistency in our spread-based retail products, as contract holders shift assets into higher yielding investments, we believe that our ability to react quickly to the changing marketplace will allow us to manage this risk.

Low interest rates are challenging for property and casualty companies. Investment income is generally a substantial element in earning an acceptable profit margin. Lower interest rates resulting in lower investment income require the company to achieve a lower combined loss and expense ratio to premium earned. We have taken pricing actions to help mitigate the adverse impact of low interest rates on our property and casualty business; although we have seen sales volume and persistency diminish as a result.
Focus on Operating Efficiencies: The challenging economic environment and the recent investment-related losses across the industry have created a renewed focus on operating cost reductions and efficiencies. We aggressively manage our cost base while maintaining our commitment to provide superior customer service to agents and policyholders. Investments in technology are aligned with activities and are coordinated through a disciplined project management process. In 2009, we consolidated our data centers and Information Technology (“IT”) operations to realize synergies with our subsidiaries. We also anticipate using technology to enhance our policyholders’ and agents web experience.
Changing Regulatory Environment: The insurance industry is regulated at the state level. In addition, some life and annuity products and services are subject to U.S. federal regulation. The debate over the U.S. federal regulatory role in the insurance industry continues to be a divisive issue within the industry. We proactively monitor this debate to determine its impact on our business.
Life and Annuity
Life insurance continues to be our mainstay product today, as it has been during our long history. We believe that the combination of predictable and decreasing mortality rates, positive cash flow generation for many years after policy issue and favorable persistency characteristics, suggest a viable and profitable future for this line of business. We continue to use a wide variety of marketing channels and plan to expand our traditional distribution models with additional independent agents.
We are committed to maintaining our fixed deferred annuity product lines. We have a conservation program that is intended to retain policyholders through proactive communication and education when a policyholder is considering surrendering his or her policy. We believe this program has resulted in our retaining approximately 5% of policyholders that have submitted surrender requests. Furthermore, recent marketing and product development efforts have led to increased sales in our equity-indexed deferred annuity product line. We expect the equity-indexed deferred annuity product line to continue to make up a significant portion of annuity sales going forward.
Effective management of invested assets and associated liabilities involving credited rates and, where applicable, financial hedging instruments (which are utilized as hedges of equity-indexed annuity sales), is crucial to our success in the annuity segment. Asset “disintermediation”, the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, is a risk associated with this segment. This risk is monitored and managed by the ALM Committee. The ALM Committee monitors asset disintermediation risk through the use of statistical measures such as duration and projected future cash flows based on large numbers of possible future interest environments and the use of modeling to identify potential risk areas. These techniques are designed to manage asset-liability cash flow and minimize potential losses.
Demographics: We believe that a key driver shaping the actions of the life insurance industry is the rising income protection, wealth accumulation, and insurance needs of retiring Baby Boomers (those born between 1946 and 1964). According to U.S. Census information published in 2008, about 19.3 percent of the total population will be over 65 by 2030, compared to about 13.0 percent now. Also, the most rapidly growing age group is expected to be the 85 and older population. As a result of increasing longevity and uncertainty regarding the Social Security system, retirees will need to accumulate sufficient savings to support retirement income requirements.

We are well positioned to address the Baby Boomers’ increasing need for savings tools and income protection. We believe our overall financial strength and broad distribution channels position us to respond with a variety of products to individuals approaching retirement age who seek information to plan for and manage their retirement needs. We believe our products that offer guaranteed income flows for life, including single premium immediate annuities, are well positioned to serve this market.
Competitive Pressures: The life insurance industry remains highly competitive. Product development and product life cycles have shortened in many products, leading to more intense competition with respect to product features. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. We believe we possess sufficient scale, financial strength and flexibility to effectively compete in this market.
The annuity market is also highly competitive. In addition to aggressive annuity rates and new product features such as guaranteed living benefit riders, within the industry there is growing competition from other financial service firms. Insurers continue to evaluate their distribution channels and the way they deliver products to consumers. At this time, we have elected not to provide guaranteed living benefits as a part of our variable annuity products. While this may have impeded our ability to sell variable annuities in the short term, we believe this strategy has given us an advantage in terms of profitability over the long term. We believe these products were not adequately priced relative to the risk profile of the product.
We believe we will continue to be competitive in the life and annuity markets through our broad line of products, our distinct distribution channels, and our consistent high level of customer service. We modify our products to meet customer needs and to expand our reach where we believe we can obtain profitable growth. Some steps we have taken to improve our competitive position in the market include:
•	In 2010, we established a New York life insurance subsidiary. The subsidiary started its operations in the first half of 2010. A variety of annuity products were available for sale in 2010 and will be followed in subsequent years by our life products. Initial sales are anticipated to be through independent and multiple-line agents. Based on competitors’ market experience, we expect annuity deposits from this subsidiary to represent five to ten percent of total deposits received once the market is established.
•	Sales of traditional life insurance products through our Career Sales and Service Division increased in 2010. This, coupled with our focus on policy persistency and expense management, allowed us to continue to maintain a stable and profitable block of in force business.
•	Sales of Universal Life insurance products increased for our Multiple-line and Career Sales and Service Divisions in 2010.
•	We believe there will be a continuing shift in sales emphasis to utilizing the Internet, endorsed direct mail and innovative product/distribution combinations. Our direct sales of life insurance products rebounded in 2010. Selling traditional life insurance products through our Internet and third-party marketing distribution channels will remain a focus.

Health
We experienced a decline in our Medicare Supplement policies in-force in 2010 and 2009. Price pressure from traditional Medicare Supplement carriers seeking the lowest market rates and, to a lesser extent, competition from Medicare Advantage plans continues to impact our production. We remain committed to the traditional Medicare Supplement plans, which we consider viable for the long term.
During March 2010, the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Health Acts”), were signed into law. The Health Acts mandate broad changes in the delivery of health care benefits that impact our current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. As a result of The Health Acts, management decided to discontinue the sale of individual medical expense insurance plans effective June 30, 2010. Such insurance plans included our major medical and hospital surgical products.
We expect our Managing General Underwriter line (“MGU”), which provides a large contribution to health profits, to grow during 2011. It is important to note that most of the income associated with this line is in the form of a fee income included in “Other income” of the Health segment’s operating results; we retain only 10% of the MGU premium. The net earned premium related to this business is presented as part of “All other” lines.
Property and Casualty
Our operating results continue to be significantly impacted by a high level of catastrophe losses in the Midwest and Northeast. We are not currently planning to change our geographic concentrations as we consider these events to be unusual, and we do not expect them to continue at such high levels.
“U.S. Property/Casualty — Review and Preview” published by A.M. Best on February 14, 2011 noted that the U.S. property and casualty insurance industry has continued to experience persistent competition, rate decreases in practically all commercial lines, weak macroeconomic conditions, and above average catastrophe activity. The industry’s underwriting performance deteriorated in 2010, as unusually high catastrophe related losses, driven by increased frequency of low-severity perils, and weaker results in the commercial market took a heavy toll on overall underwriting results. Despite the absence of large hurricane related losses, the U.S. property and casualty industry experienced large catastrophe related losses in 2010, driven by a sharp upswing in the frequency of low-severity perils, including tornadoes, winter storms, hail and floods. While the severity of these events was not significant, the above-normal frequency took a toll on the industry, as a majority of these small-scale, weather related losses fell short of reinsurance triggers. To illustrate the increased frequency of events in the U.S. during 2010, the Federal Emergency Management Agency declared a record number of major disasters of 81 during the year, up from 59 declared in 2009. The historical average is 34.
While U.S. property and casualty insurers, for the most part, continued to recover from the financial crisis and strengthen their capital positions, the overall industry experienced growing pressure from a number of fronts including sustained competitive market conditions in commercial lines of business, lingering but receding effects of the financial crisis, and volatility in the financial markets. These pressures are expected to continue into 2011. In addition, the industry could experience an uptick in smaller weather-related events that are below reinsurance triggers, as was the case in 2010.
Demand for credit-related insurance products has begun to increase. The tightening of credit in recent years significantly affected the products written through the auto dealer market. However, collateral protection sales increased during this period offsetting the aforementioned decreases. We continue to update credit insurance product offerings and pricing to meet changing market needs, as well as adding new agents to expand market share in the credit-related insurance market. We are reviewing and implementing procedures to enhance customer service and, at the same time, looking for efficiencies to reduce administrative costs.

Competition: Property and casualty insurers are facing a continued competitive pricing environment. The condition of the economy in 2010 prevented the rate hardening most industry leaders were expecting following the declines in previous years. The competitive environment is expected to continue into 2011 as excess industry capital, industry loss reserve releases, and an anticipated sluggish economic recovery all undermine any significant improvement in the market.
Despite the challenging pricing environment, we expect to identify profitable opportunities through our strong distribution channels, expanding geographic coverage, target marketing effects and new product development. Through our multiple-line exclusive agents, we will continue to focus on increasing our market share in the home, auto, commercial, and life insurance business. Introduction of new products, such as one targeted toward the young family market in 2008, has been a main driver for increased policy counts in homeowners and auto insurance. The integration of the Farm Family companies has allowed us to expand our geographic coverage into the Northeast and our product portfolio to include agribusiness and commercial insurance. Similarly, Farm Family has expanded its product portfolio to include additional personal line property and casualty products. We expect that our agribusiness product will continue to be a leading provider in the Northeast United States.

Critical Accounting Estimates
The consolidated financial statements have been prepared in conformity with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and their accompanying notes. Actual results could differ from results reported using those estimates.
We have identified the following estimates as critical in that they involve a high degree of judgment and are subject to a significant degree of variability:
•	Deferred policy acquisition costs;
•	Reserves;
•	Reinsurance;
•	Pension and postretirement benefit plans;
•	Other-than-temporary impairment;
•	Litigation contingencies; and
•	Federal income taxes.
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
A discussion of these critical accounting estimates is presented below.
Deferred Policy Acquisition Costs
We incur significant costs in connection with acquiring insurance business, including commissions and certain other expenses. The deferred costs are recorded and reported as “Deferred Policy Acquisition Costs (“DAC”)” in the asset section of the consolidated statements of financial position. The deferred costs are subsequently amortized over the lives of the underlying contracts in relation to the anticipated emergence of premiums, gross margins, or gross profits, depending on the type of product.
The DAC on traditional life and health products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The amount of DAC is reduced by a provision for anticipated inflation of maintenance and settlement expenses in the determination of such amounts by means of grading interest rates.
Costs deferred on universal life, limited pay and investment-type contracts are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect on the DAC that would result from realization of unrealized gains (losses) is recognized with an offset to “Accumulated Other Comprehensive Income” in consolidated statements of financial position as of the reporting date. It is possible that a change in interest rates could have a significant impact on the DAC calculated for these contracts.
DAC associated with property and casualty insurance business consists principally of commissions, underwriting and issue costs. These deferred costs are amortized over the coverage period of the related policies, in relation to premium revenue recognized.

We had a total DAC asset of approximately $1.32 billion and $1.33 billion at December 31, 2010 and 2009, respectively.
We believe that the estimates used in our deferred policy acquisition cost calculations provide a representative example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions included in the amortization of the DAC balance of our long-tail business for the year ended December 31, 2010 (in thousands):

Increase/(decrease)
in DAC

Increase in future investment margins of 25 basis points	$29,050
Decrease in future investment margins of 25 basis points	(33,594)

Decrease in future life mortality by 1%	2,462
Increase in future life mortality by 1%	(2,528)
Reserves
Life and Annuity Reserves:
Liability for Future Policy Benefits and Policy Account Balances — For traditional life products, liabilities for future policy benefits have been calculated based on a net level premium method using estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time of policy issuance. The estimates used are based on our experience, adjusted with a provision for adverse deviation. Investment yields used for traditional life products range from 3.0% to 8.0% and vary by issue year.
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
At least annually, we test the net benefit reserves (policy benefit reserves less DAC) established for life insurance products, including consideration of future expected premium payments, to determine whether they are adequate to provide for future policyholder benefit obligations. This testing process is referred to as “Loss Recognition” for traditional products or “Unlocking” for non-traditional products. The assumptions used to perform the tests are our current best estimate assumptions as to policyholder mortality, persistency, company maintenance expenses and invested asset returns.
For traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience differs from the original assumptions.
For non-traditional business, best-estimate assumptions are updated to reflect observed changes based on experience studies and current economic conditions. We reflect the effect of such assumption changes in DAC and reserve balances accordingly. Due to the long-term nature of many of the liabilities, small changes in certain assumptions may cause large changes in the degree of reserve adequacy or DAC recoverability. In particular, changes in estimates of the future invested asset return assumption have a large effect on the degree of reserve adequacy.

Life Reserving Methodology — We establish liabilities for amounts payable under life insurance policies, including participating and non-participating traditional life insurance and interest-sensitive and variable universal life insurance. In general, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums (for traditional life insurance), or as the account value established for the policyholder (for universal and variable universal life insurance). Such liabilities are established based on methods and underlying assumptions in accordance with ASC 940-40, Financial Services —Insurance- Claim Costs and Liabilities for Future Policy Benefits, and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, investment return, inflation, expenses and other contingent events as appropriate to the respective product type.
Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon our experience, with provisions for adverse deviation, when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 3.0% to 8.0% and vary by issue year. Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 2.5% to 6.0%, and mortality rates assumed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.
Future policy benefits for interest-sensitive and variable universal life insurance policies are equal to the current account value established for the policyholder. Some of our universal life policies contain secondary guarantees, for which an additional liability is established. Liabilities for universal life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits over the accumulation period based on total expected assessments.
We regularly evaluate estimates used and adjust the liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that assumptions should be revised. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC and are thus subject to the same variability and risk. The assumptions used in calculating our liabilities are based on the average benefits payable over a range of scenarios.
Annuity Reserving Methodology — We establish liabilities for amounts payable under annuity contracts, including fixed payout annuities and deferred annuities. An immediate or payout annuity is an annuity contract in the benefit “payout” phase. In a fixed payout annuity contract, the insurance company agrees, for a cash consideration, to make specified benefit payments for a fixed period, or for the duration of a designated life or lives. The cash consideration can be funded with a single payment, as is the case with single premium immediate annuities, or with a schedule of payments, as is the case with “limited pay” products.
Payout annuities with more than an insignificant amount of mortality risk are calculated in accordance with ASC 944-40 for limited pay insurance contracts. Benefit and maintenance expense reserves are established by using assumptions reflecting our expectations, including an appropriate margin for adverse deviation. Payout annuity reserves are calculated using standard industry mortality tables specified for statutory reporting and an interest rate of 5% for life annuities and 3% for shorter duration contracts, such as term certain payouts. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are established. The resulting recognition of profits would be gradual over the expected life of the contract.

Liabilities for deferred annuities are established based on methods and underlying assumptions in accordance with ASC 944-40 for investment contracts. Reserves for policyholder account balances are established as the account value held on behalf of the policyholder. The possible need for additional reserves for guaranteed minimum death benefits are determined in accordance with ASC 944-40. The profit recognition on deferred annuity contracts is gradual over the expected life of the contract. No immediate profit is recognized on the sale of the contract.
Health Reserves:
Overview — We establish future policy benefits in order to match income and benefit expenses by accounting period. Claim reserves and liabilities are established in order to associate future benefit payments, both known and unknown, with the period in which they were incurred.
As of year-end 2010 the total Health claim reserve and liability was $107.2 million versus $115.9 million at year-end 2009.
The following methods are employed to establish claim reserves and liabilities and future policy benefits for the Health segment:
Completion Factor Approach: The claim reserves for most health care coverage can be suitably calculated using a completion factor method. This method assumes that the historical lag pattern will be an accurate representation for the payment of claims that have been incurred but not yet completely paid. An estimate of the unpaid claim amount is calculated by subtracting period-to-date paid claims from an estimate of the ultimate ‘complete’ payment for all incurred claims in the time period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout. This method is best used when the incurred date and subsequent paid date is known for each claim and if fairly consistent patterns can be determined from the progression date of incurral until the date paid in full. The completion factor approach is also best used when the time between date of incurral and final payment is short (i.e., less than 24 months) in duration.
For the individual and association medical block (including Medicare Supplement), we use a completion factor approach to establish claim liability and reserves. Group and managing general underwriter claim reserves are also calculated using these methods. Outstanding claim inventories are monitored monthly to determine if any adjustment to the completion factor approach is needed.
For some larger managing general underwriters we engage external actuarial firms to provide an estimate of the claim reserves for their respective blocks. We independently evaluate the external claim reserve estimates provided for reasonableness as well as for consistency with other completion-factor based reserves. These estimates are incorporated into our reserve analysis to determine the booked reserves for the segment.
Tabular Reserves: Disability income and long-term care blocks of business utilize a tabular calculation to generate the present value of expected future payments. These reserves are called tabular because they rely on the published valuation tables and company experience for disability termination. Tabular reserves are determined by applying termination assumptions related to mortality or recovery, or for long-term care, shifts in the mode of care, to the stream of contractual benefit payments. The present value of these expected benefit payments at the required rate of return establishes the tabular reserve.
Credit health claim reserves and liabilities are also based on a tabular calculation using actuarial tables published by the Society of Actuaries and accepted by the NAIC. The reserve for this business is calculated as a function of open claims using the same actuarial tables discussed above. Periodically, we test the total claim reserve using a completion factor calculation.
Future Policy Benefits — Reserves for future policy benefits have been calculated based on a net level premium method. Future policy benefits are calculated consistent with ASC 944-40 and are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate. Interest rates for the aggregate future policy benefit liabilities range from 3.5% to 8.0% and vary by issue year.

Premium Deficiency Reserves — Deficiency reserves are established when the expected benefit payments for a classification of policies having homogenous characteristics are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, and the expected benefit utilization patterns. We have established premium deficiency reserve for segments of the major medical business and the Long Term Care business. These lines of business are in run-off and continue to under-perform relative to the original pricing. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness and the reserve amount is monitored against emerging losses.
Property and Casualty Reserves:
Reserves for Loss and Loss Adjustment Expense (“LAE”) - Property and casualty reserves are established to provide for the estimated costs of paying claims under insurance policies written. These reserves include estimates for both:
•	Case reserves — claims that were reported to us but not yet paid, and
•	IBNR — anticipated cost of claims incurred but not reported. IBNR reserves include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future, and claims that have been incurred but not yet reported.
These reserves include an estimate of the expense associated with settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process. The two major categories of loss adjustment expense are defense and cost containment expense and adjusting and other expense. The details of property and casualty reserves are shown in the following table (in thousands):

	Year ended December 31, 2010			Year ended December 31, 2009
	Gross	Ceded	Net	Gross	Ceded	Net

Case	$472,794	$13,676	$459,118	$473,908	$11,639	$462,269
IBNR	458,509	30,619	427,890	443,082	48,693	394,389

Total	$931,303	$44,295	$887,008	$916,990	$60,332	$856,658

Case Reserves: Reserves for reported losses are established on either a judgment or formula basis, depending on the timing and type of the loss. They are based on historical paid loss data for similar claims with provisions for trend changes, such as those caused by inflation. The formula reserve is a fixed amount for each claim of a given type.
Judgment reserve amounts generally replace initial formula based reserves and are set on a per case basis based on facts and circumstances of each case, the type of claim and the expectation of damages. We regularly monitor the adequacy of judgment reserves and formula reserves on a case-by-case basis and change the amount of such reserves as necessary.
IBNR: IBNR reserves are estimated based on many variables, including historical statistical information, inflation, legal developments, economic conditions, and general trends in claim severity, frequency and other factors that could affect the adequacy of loss reserves.
Loss and premium data is aggregated by exposure class and by accident year (i.e., the year in which losses were incurred). IBNR reserves are calculated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Unlike case reserves, IBNR is generally calculated at an aggregate level and cannot usually be directly identified as reserves for a particular loss or contract. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to such claims. Adjustments in aggregate reserves, if any, are reflected in the results of operations of the period during which such adjustments are made.

Our actuaries reflect the potential uncertainty generated by volatility in our loss development profiles when selecting loss development factor patterns for each line of business with a conservative mind set. The net and gross reserve calculations have shown redundancies for the last several year-ends as a result of losses emerging favorably compared to what is implied by the selected loss development patterns. See Results of Operations and Related Information by Segment — Property and Casualty, Prior Period Reserve Development section of the MD&A for additional information.
The evaluation process to establish the loss and loss adjustment expense reserves involves the collaboration of underwriting, claims and internal actuarial departments. The process also includes consultation with independent actuarial firms on a regular basis. Work performed by independent actuarial firms is an important part of our process of gaining reassurance that the loss and loss adjustment expense reserves determined by our internal actuarial department sufficiently meet all present and future obligations arising from all claims incurred as of year-end. Additionally, the independent actuarial firms complete the Statements of Actuarial Opinion at each year-end, certifying that the recorded loss and loss adjustment expenses reserves appear reasonable.
Premium Deficiency Reserve: Deficiency reserves are established when the expected benefit payments and a maintenance component for a product line is in excess of the expected premiums for that product line. The determination of a deficiency reserve takes into consideration the current profitability of a product line using anticipated losses, loss expense, and policy maintenance costs. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness and the reserve amount is monitored against emerging losses. There were no reserves of this type at December 31, 2010.
Reserving Methodology — The following actuarial methods are utilized in our reserving process during both annual and interim reporting periods:
•	Initial Expected Loss Ratio: This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to override initial expectations of the ultimate loss ratios.
•	Bornhuetter Ferguson: This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our own historical experience. This method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses.
•	Loss or Expense Development (Chain Ladder): This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate position. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.
•	Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development: This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate position. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.
•	Calendar Year Paid Adjusting and Other Expense to Paid Loss: This method uses the ratio of prior calendar years’ paid expense to paid loss to project ultimate loss adjustment expenses for adjusting and other expense. The key to this method is the selection of the paid expense to paid loss ratio based on prior calendar years’ activity. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.

The basis of our selected single point best estimate on a particular line of business is often a blended result from two or more methods (e.g. weighted averages). Our estimate is highly dependent on actuarial and management judgment as to which method(s) is most appropriate for a particular accident year and class of business. Our methodology changes over time, as new information emerges regarding underlying loss activity and other factors.
Key Assumptions:
Implicit in the actuarial methodologies previously discussed are the following critical reserving assumptions which may impact our reserves:
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
The loss ratio selections and loss development profiles are developed primarily using our own historical claims and loss experience. These assumptions have not been modified from the preceding periods and are consistent with historical loss reserve development patterns.
Management believes our loss reserves at December 31, 2010 are adequate. New information, legislation, events or circumstances, unknown at the original valuation date, however, may result in future development to our ultimate losses significantly greater or less than the recorded reserves at December 31, 2010.
For non-credit lines of business, our claims handling process is the most likely of those assumptions previously noted to vary from our expectations. This assumption was determined to most likely impact our results of operations, financial position and liquidity, and thus we chose to measure the sensitivity to this assumption. The table below presents estimates of the range of likely scenarios related to a speed-up or slow-down of five days in the claims handling process and its subsequent impact on our estimate of gross loss reserves at year end (amounts in thousands). Without certainty of future reporting patterns, we do not consider any change within the range displayed as more reasonably likely than any other.

	Year ended December 31, 2010
	Cumulative Increase (Decrease)
	5 Day Speed Up	5 Day Slow Down

Personal:
Personal Auto	$(1,421)	$1,236
Homeowner	14	345

Commercial:
Agribusiness	71	377
Commercial auto	(374)	1,409

Other	(1,106)	3,169

The analysis of our credit insurance line of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the unearned premium to determine the IBNR reserves at December 31, 2010. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $7.2 million.
It is not appropriate to aggregate the impacts shown in our sensitivity analysis, as our lines of business are not directly correlated. The variations set forth are not meant to be a “best-case” or “worst-case” scenario, and therefore, it is possible that future variations may be more or less than the amounts in our sensitivity analysis. While we believe these are possible scenarios based on the information available to us at this time, we do not believe the reader should consider our sensitivity analysis an actual reserve range.
Reserving by class of business:
The weight given to a particular actuarial method depends on the characteristics specific to each class of business, including the types of coverage and the expected claim-tail.
Short-tail business — Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. For these lines, emergence of paid losses and case reserves is credible and likely indicative of ultimate losses; therefore, more reliance is placed on the Loss or Expense Development methods.
Large catastrophe and weather-related events are analyzed separately using information available to our claims staff, loss development profiles from similar events and our own historical experience.
Long-tail business — For long-tail lines of business, emergence of paid losses and case reserves is less credible in early periods and, accordingly, may not be indicative of ultimate losses. For these lines of business, more reliance is placed on the Bornhuetter Ferguson and Initial Expected Loss Ratio methods.
Credit business — For credit lines of business, the IBNR is estimated either by applying a selected ratio to the unearned premium reserve or by using the loss development methods previously discussed.
Loss adjustment expenses — We estimate adjusting and other expense separately from loss reserves using the Calendar Year Paid-to-Paid method. Reserves for defense and cost containment expense are estimated separately from loss reserves, using either the Loss or Expense Development method or Ratio of Paid Defense and Cost Containment Expense to Paid Loss method.
Reinsurance
Reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses and are presented net of a reserve for non-recoverability. At December 31, 2010 and 2009, reinsurance recoverable balances were $355.2 million and $371.7 million, respectively.
Recoveries on our gross ultimate losses are determined using distributions of gross ultimate loss by layer of loss retention to estimate ceded IBNR as well as through the review of individual large claims. The most significant assumption we use is the average size of the individual losses for claims that have occurred but have not yet been recorded by us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately in the consolidated financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.
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

Our reinsurance contracts contain clauses that allow us to terminate the participation with reinsurers who are downgraded. Our risk assessment is comprised of industry ratings, recent news and reports, and a limited review of financial statements, for any new reinsurer under consideration. We also may require letters of credit, trust agreements, or cash advances from unauthorized reinsurers (reinsurers not licensed in our state of domicile) to fund their share of outstanding losses and LAE. Final assessment is based on the judgment of senior management.
Pension and Postretirement Benefit Plans
We maintain qualified and nonqualified defined benefit pension plan and one qualified defined benefit pension plan. We also provide certain health and life insurance benefits to qualified current and former employees. We recognize the funded status of defined benefit pension and other postretirement plans on our consolidated statements of financial position.
The pension benefit and postretirement benefit obligations and related costs for all plans are calculated using actuarial concepts in accordance with the relevant accounting guidance. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.
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
The assumptions used in the measurement of our pension benefit obligations for 2010 and 2009 are as follows:

	Used for Net		Used for Net
	Benefit Cost	Used for Benefit	Benefit Cost	Used for Benefit
	for year ended	Obligations as of	for year ended	Obligations as of
	December 31, 2010	December 31, 2010	December 31, 2009	December 31, 2009

Discount rate	6.17%	5.34%	6.17%	5.73%
Rate of compensation increase	4.20	3.78%	4.20	4.20
Long-term rate of return	7.65	7.65%	7.65	7.65
Other-Than-Temporary Impairment
Our accounting policy requires that a decline in the fair value of investment securities below their cost basis be evaluated on an ongoing basis to determine if the decline is other-than-temporary. There are a number of assumptions and estimates inherent in evaluating impairments to determine if they are other-than-temporary which include 1) our ability and intent to hold the investment securities for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or less than cost basis; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions, which could affect liquidity.

Litigation Contingencies
We review existing litigation and potential litigation with counsel quarterly to determine if an accrual of a liability for possible losses is necessary. Liabilities for losses are established whenever they are probable and estimable based on our best estimate of the probable loss. If no one number within the range of possible losses is more probable than any other, we record a liability at the low end of the estimated range.
Based on information currently available, we believe that amounts ultimately paid, if any, arising from existing and currently potential litigation would not have a material effect on our results of operations and financial condition. However, it should be noted that the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs, continue to create the potential for an unpredictable judgment in any given lawsuit. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than we anticipate, the resulting liability could have a material impact on the consolidated financial statements.
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
GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. Although realization is not assured, management believes it is more-likely-than-not that the deferred tax assets, net of valuation allowances, will be realized.
Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction (“DRD”) reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the U.S. federal statutory tax rate of 35%. The U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.
Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties, that relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations for the examination of federal income tax returns by the IRS for years 2006 to 2009 has either been extended or has not expired. In the opinion of management, all prior year taxes have been paid or adequate provisions have been made for any uncertain tax positions taken in prior year returns.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations, which should be read in conjunction with the Outlook section. For discussions of our segments’ results, see the “Results of Operations and Related Information by Segment” section. The following table sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Premiums and other revenues:
Premiums	$1,877,908	$1,974,024	$1,888,495	$(96,116)	$85,529
Other policy revenues	185,805	179,504	174,899	6,301	4,605
Net investment income	911,915	839,777	795,442	72,138	44,335
Realized investments gains (losses), net	74,062	(73,855)	(379,034)	147,917	305,179
Other income	17,398	19,000	22,777	(1,602)	(3,777)

Total revenues	3,067,088	2,938,450	2,502,579	128,638	435,871

Benefits, losses and expenses:
Policy benefits	1,608,415	1,709,899	1,601,854	(101,484)	108,045
Interest credited to policy account balances	393,119	370,563	299,833	22,556	70,730
Commissions	448,880	459,943	475,345	(11,063)	(15,402)
Other operating costs and expenses	454,146	471,920	493,907	(17,774)	(21,987)
Change in deferred policy acquisition costs (1)	(40,095)	(63,611)	(67,439)	23,516	3,828

Total benefits and expenses	2,864,465	2,948,714	2,803,500	(84,249)	145,214

Income (loss) before other items and federal income taxes	$202,623	$(10,264)	$(300,921)	$212,887	$290,657

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Consolidated income before other items and federal income taxes increased during 2010 compared to 2009. The increase was primarily driven by the following:
•	an increase in our Corporate and Other segment’s realized investment gains and net investment income as a result of improved market conditions,
•	a decrease in policy benefits across all segments,
•	a decrease in other operating costs and expenses in our Life and Health segments,
•	partially offset by a decrease in Life and Health segment premiums and an increase in Annuity segment interest credited to policy account balances.
Consolidated income before other items and federal income taxes increased during 2009 compared to 2008. The increase was primarily driven by the following:
•	a decrease in our Corporate and other segment’s realized investment losses partially offset by increased investment income,
•	an increase in annuity premiums,
•	partially offset by increased policy benefits in annuities due to strong single premium immediate annuity sales and increased interest credited to policy account balances.

Results of Operations and Related Information by Segment
Life
The Life segment markets traditional life insurance products such as whole life and term life, and interest sensitive life insurance products such as universal life, variable universal life as well as indexed universal life. These products are marketed on a nationwide basis through employee agents, multiple-line agents, independent agents, brokers and direct marketing channels.
Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Revenues:
Premiums	$282,160	$284,530	$299,338	$(2,370)	$(14,808)
Other policy revenues	170,729	164,748	154,984	5,981	9,764
Net investment income	223,753	222,611	226,643	1,142	(4,032)
Other income	3,547	2,720	3,767	827	(1,047)

Total revenues	680,189	674,609	684,732	5,580	(10,123)

Benefits, losses and expenses:
Policy benefits	294,177	297,719	296,078	(3,542)	1,641
Interest credited to policy account balances	59,149	58,983	62,221	166	(3,238)
Commissions	91,165	91,968	126,813	(803)	(34,845)
Other operating costs and expenses	178,619	185,048	222,908	(6,429)	(37,860)
Change in deferred policy acquisition costs	(1,963)	1,536	(42,103)	(3,499)	43,639

Total benefits, losses and expenses	621,147	635,254	665,917	(14,107)	(30,663)

Income before other items and federal income taxes	$59,042	$39,355	$18,815	$19,687	$20,540

Earnings for the year ended December 31, 2010 increased significantly compared to 2009 primarily due to an increase in other policy revenues, decreases in policy benefits and operating expenses, and an increase in deferred policy acquisition costs. Operating expenses in 2010 were lower due to the absence of nonrecurring costs associated with the Company’s SEC registration and lower direct marketing expenses. The increase in other policy revenues was due to higher policy service fees on a growing block of interest-sensitive life policies.
For the year ended December 31, 2009, earnings increased compared to 2008. The overall increase was primarily attributed to lower operating expenses in 2009 due to the absence of two lawsuit settlements recorded in 2008. In addition, expenses related to preparing for our initial SEC registration decreased compared to 2008.
During the second quarter of 2009, we paid $12.9 million in connection with the settlement of a class action lawsuit that was finalized in 2007. Such settlement was comprised of credit life premium refunds and other related damages and fees to certain previously insured persons. The Life segment was fully reserved for this settlement and did not incur any related impact to its results of operations for the year ended December 31, 2009. For additional information on this settlement, refer to the discussion of the Perkins litigation in Note 16 of the Notes to the Consolidated Financial Statements in our amended Form 10 Registration Statement, filed with the SEC on July 1, 2009.

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
Premiums have decreased during the past two years. The decrease in premiums for both periods was attributable to increasing Yearly Renewable Term renewal ceded reinsurance premiums on the higher face amounts issued in 2007, 2008 and 2009.
Other Policy Revenues
Other policy revenues include mortality charges, earned policy service fees, and surrender charges on interest-sensitive life insurance policies. These charges increased for the year ended December 31, 2010 compared to 2009 primarily due to higher policy service fees on a growing block of life policies. This increase reflects growth in interest-sensitive life business.
Other policy revenues also increased for the year ended December 31, 2009 compared to 2008. The increase was primarily due to higher mortality charges and fees, which are a result of the large volume of sales of lifetime secondary guarantee universal life products in previous years.
Commissions
Commissions remained relatively flat for the year ended December 31, 2010 compared to 2009.
Commissions decreased for the year ended December 31, 2009 compared to 2008. The decrease was primarily attributable to lower first year universal life premiums. Partially offsetting the decrease in first year commissions was the increase in renewal commissions at a lower rate on a large portion of business sold in 2008. In addition, credit life business experienced a decrease in sales for 2009 as a result of the downturn in the economy and the constraints of the credit markets.
Other Operating Costs and Expenses
Other operating costs and expenses decreased for the year ended December 31, 2010 compared to 2009. The decrease was primarily due to reductions in consulting fees attributed to Sarbanes-Oxley and SEC registration, as well as marketing and legal expenses.
For the year ended December 31, 2009, other operating costs and expenses decreased compared to 2008. The decrease was primarily due to a decrease in production bonuses, which is directly a result of lower sales in 2009. Additionally, there was a reduction in marketing expenses for our Direct Marketing channel.

Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Acquisition cost capitalized	$80,789	$77,161	$129,031	$3,628	$(51,870)
Amortization of DAC	(78,826)	(78,697)	(86,928)	(129)	8,231

Change in deferred policy acquisition costs (1)	$1,963	$(1,536)	$42,103	$3,499	$(43,639)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Acquisition costs capitalized increased for the year ended December 31, 2010 compared to 2009. The increase primarily resulted from non-commission related compensation. The amortization of DAC as a percentage of gross profit for the year ended December 31, 2010 and 2009 was 39.2% and 43.3%, respectively. The decrease in DAC amortization rate was primarily due to lower lapse rates in 2010. The average annualized lapse/surrender rates for the Life segment were 10.1% and 10.7% for the years ended December 31, 2010 and 2009, respectively. In general, stable or lower lapse rates are important toward maintaining profitability of the Life segment, as higher lapse rates will reduce the average term of the in-force block of business and could result in acceleration of DAC amortization.
Acquisition costs capitalized decreased for the year ended December 31, 2009 compared to 2008. This decrease resulted from the decline in production related compensation in first year commissions to our independent agents. The amortization of DAC as a percentage of gross profits for the years ended December 31, 2009, and 2008 was 43.3%, and 44.5%, respectively. The change in the ratio for 2009 was primarily attributable to the premium refund lawsuit as previously described. Profitability was down due to decreased investment yields and increased surrenders.
The average annualized lapse/surrender rates in the Life segment were 10.7%, and 10.5% for the years ended December 31, 2009, and 2008, respectively. These combined rates reflected both first year and renewal business. Over the course of 2008 through 2010, we experienced normal fluctuations in lapse rates.
Reinsurance
The table below summarizes reinsurance reserve and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008

Reinsurance assumed	$9,827	$19,514	$25,553	$(1,130)	$4,512	$8,460
Reinsurance ceded	(173,097)	(160,934)	(147,523)	(86,241)	(74,577)	(80,826)

Total	$(163,270)	$(141,420)	$(121,970)	$(87,371)	$(70,065)	$(72,366)

We use reinsurance to mitigate excessive risk to the Life segment. As of December 31, 2010, our current consolidated retention limit was $1,550,000 for traditional and universal life. Accidental death benefits and premium waiver benefits are mostly retained on new business issued beginning in 2008. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products. Decreases in assumed reserves and premium were primarily due to the cancellation of the our reinsurance agreement with two credit life reinsurers. Those blocks of business are now in run-off, and the new business retained is currently written by us on a direct basis.

We periodically adjust our reinsurance program and retention limits as market conditions warrant, consistent with our corporate risk management strategy. While we have, in the past, reinsured up to 90% of new business, we are currently reinsuring newly developed permanent products on a modified excess retention basis, in which we reinsure mortality risk on a yearly renewable term basis, ceding a 75% quota share of policies with a face value of at least $500,000 up to our retention and then a 100% quota share in excess of retention. Term products are coinsured between 60% and 100% on a first-dollar quota share basis. Current traditionally marketed term products are coinsured on a 90% quota share basis, while current direct marketed products are coinsured on a 60% basis, up to our retention, and then a 100% quota share in excess of retention.
In the case of credit life business, we use reinsurance primarily to provide producers of credit-related insurance products the opportunity to participate in the underwriting risk through offshore producer-owned reinsurance companies. A majority of the treaties entered into by our Credit Insurance Division are normally written on a 100% coinsurance basis with benefit limits of $100,000 on credit life. We have entered into funds withheld reinsurance treaties which are ceded to the reinsurer on a written basis.
Our individual life reinsurance is primarily placed with highly rated companies, and we monitor the financial condition of those companies. For 2010, the companies where we have placed material amounts of reinsurance for the Life segment are shown in the table below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium

Swiss Re Life and Health America Inc.	A	$23,332	6.5%
Munich American Reassurance Company	A+	12,065	3.4%
Transamerica Life Insurance Company	A+	9,882	2.8%
General Re Life Corporation	A++	8,410	2.3%
SCOR Global Life Re Insurance Company of Texas	A-	7,173	2.0%
Other Reinsurers with no single company greater than 2% of the total		3,473	83.0%

Total life reinsurance ceded		$75,735	100.0%

(1)	A.M. Best rating as of the most current information available February 22, 2011.
Policy in-force information
The following table summarizes the Life segment’s in-force amounts (in thousands):

	Years Ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Life insurance in-force:
Traditional life	$45,919,000	$45,229,000	$45,008,000	$690,000	$221,000
Interest sensitive life	23,879,000	24,219,000	24,863,000	(340,000)	(644,000)

Total life insurance in-force	$69,798,000	$69,448,000	$69,871,000	$350,000	$(423,000)

The following table summarizes the Life segment’s policy counts (in thousands):

	Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009

Number of policies:
Traditional life	2,274	2,347	2,452	(73)	(105)
Interest sensitive life	176	175	176	1	(1)

Total number of policies	2,450	2,522	2,628	(72)	(106)

There was a slight increase in total life insurance in-force as of December 31, 2010 when compared to 2009, as new policies issued exceeded the aggregate face amount of older policies terminated by death, lapse, or surrender.
The total life insurance in-force experienced a minimal decrease as of December 31, 2009 when compared to 2008. The decrease was mainly attributed to a reduction in the average face amount of our interest sensitive life policies, partially offset by an increase in the average face amount of the traditional life policies.
The decreasing policy count, from 2008 through 2010, is attributable primarily to the natural attrition of a larger number of older policies, partially offset by newer policies that are fewer in number but larger in face amount.

Annuity
We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, and multiple-line and employee agents.
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Revenues:
Premiums	$174,193	$220,284	$116,248	$(46,091)	$104,036
Other policy revenues	15,076	14,756	19,915	320	(5,159)
Net investment income	510,106	449,035	374,023	61,071	75,012
Other income (expense)	(7,900)	(3,870)	(5,718)	(4,030)	1,848

Total revenues	691,475	680,205	504,468	11,270	175,737

Benefits, losses and expenses:
Policy benefits	205,948	249,709	142,867	(43,761)	106,842
Interest credited to policy account balances	333,970	311,580	237,612	22,390	73,968
Commissions	95,701	107,053	79,213	(11,352)	27,840
Other operating costs and expenses	62,791	59,254	45,491	3,537	13,763
Change in deferred policy acquisition costs	(44,569)	(62,013)	(20,690)	17,444	(41,323)

Total benefits, losses and expenses	653,841	665,583	484,493	(11,742)	181,090

Income before other items and federal income taxes	$37,634	$14,622	$19,975	$23,012	$(5,353)

Earnings for the year ended December 31, 2010 improved significantly when compared to 2009 primarily due to an increase in our net investment income offset by an increase in interest credited to policy account balances. These changes are explained further in the “Interest Credited to Policy Account Balances” section.
Earnings decreased for the year ended December 31, 2009 compared to 2008. A number of factors contributed to the lower earnings, including compressed earned investment spreads, decreased annuity surrender charge revenue and certain non-recurring expenses. The expense increases are primarily due to our initial SEC registration. Interest spreads in 2009 were below 2008 levels as a result of lower yields on our larger cash and cash equivalents position from those in 2008.
Surrender charge revenue decreased in 2009 compared to 2008 as a result of fewer surrenders. Additionally, some policies surrendered in 2009 with positive market value adjustments which increased the cash surrender value paid and consequently decreased surrender charges collected.

Premiums
Amounts received on SPIA are classified as premiums and are earned immediately as income. Amounts received from fixed deferred annuity policyholders and equity-indexed deferred annuity policyholders are classified as policy deposits and are not part of earned premiums. Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Fixed deferred annuity	$1,045,429	$1,715,871	$1,573,237	$(670,442)	$142,634
Equity-indexed deferred annuity	340,920	239,664	85,334	101,256	154,330
Single premium immediate annuity	177,688	227,937	121,952	(50,249)	105,985
Variable deferred annuity	90,188	99,429	103,233	(9,241)	(3,804)

Total	1,654,225	2,282,901	1,883,756	(628,676)	399,145

Less: policy deposits	1,480,032	2,062,617	1,767,508	(582,585)	295,109

Total earned premiums	$174,193	$220,284	$116,248	$(46,091)	$104,036

Fixed deferred annuity receipts decreased for the year ended December 31, 2010 compared to 2009, which had abnormally high sales in the first quarter of 2009 due to a “flight to safety” related to the credit crisis of late 2008. Equity-indexed deferred annuity premiums and deposits increased for the year ended December 31, 2010 compared to 2009 as certain annuitants accepted some exposure to volatility in the pursuit of potentially higher returns. Equity-indexed deferred annuities allow policyholders to participate in equity returns while also having certain downside protection resulting from the guaranteed minimum returns defined in the products.
Fixed deferred annuity receipts for the year ended December 31, 2009 increased compared to 2008. The increase in sales of our fixed deferred annuity products was a result of lower yields on competing products such as CD’s and money market funds and policyholders looking for an alternative to the volatile stock market. Equity-indexed deferred annuity sales also increased for the year ended December 31, 2009 compared to 2008 as investors accepted some risk in the pursuit of potentially higher returns while receiving some guaranteed minimum return.
SPIA premiums decreased for the year ended December 31, 2010 compared to 2009. The competitiveness of rates in the SPIA line change very quickly and premium income reflects changes in our position relative to the financial marketplace. We believe that the current low interest rate environment has led some prospective SPIA buyers to defer their purchase of a payout annuity and temporarily invest in cash and cash equivalents, in the hope that rates will be higher at a later date, affording a higher annuity payment per premium dollar.
SPIA premiums increased in 2009 compared to 2008 as a direct result of consumers’ search for a more stable retirement income.
Variable deferred annuity products are a relatively small portion of our annuity portfolio. Variable deferred annuity premiums decreased for the past two years. This decrease is primarily attributable to our competitive position, as we do not offer income guarantees on our variable deferred annuity products.

Net Investment Income
Net investment income, a key component of the profitability of the Annuity segment, increased for the year ended December 31, 2010 compared to 2009 and 2009 compared to 2008. The increase is mainly attributed to growth in the assets backing the in-force fixed deferred annuity account balances of 10.5% and 17.8% for 2010 and 2009, respectively.
In 2009, our fixed deferred annuity account values rose by $1.2 billion to $8.2 billion compared to an increase of $707.9 million in 2008. Also contributing to the increases in net investment income was the positive change in realized and unrealized gains on equity options. Equity option gains increased $29.8 million to $5.4 million during 2009.
For a number of years, earnings in the Annuity segment have been pressured by lower average yield rates on the bonds and mortgage loans supporting the reserves. Offsetting the effect of lower yield rates, crediting rates on interest-sensitive products have decreased accordingly where permitted by policy terms. Since approximately 90% of the Annuity segment is interest-sensitive, offsetting credited rate adjustments are usually possible subject to minimum interest rate guarantees that may apply. We have reconfigured the product portfolio to lower those guarantees in response to the current low interest rate environment.
We utilize equity calls as a means to hedge equity-indexed deferred annuity benefits. The realized and unrealized gains or losses on the equity options causes fluctuations in net investment income. Accordingly, we analyze net investment income with and without equity option returns. Refer to the analysis of net investment income with and without equity options in the table shown below (in thousands):

	With Options			Without Options
	Years ended December 31,			Years ended December 31,
	2010	2009	2008	2010	2009	2008
Net investment income	$510,106	$449,035	$374,023	$500,163	$443,655	$398,423
The fluctuations in net investment income due to equity option returns is offset in part by changes in equity-indexed deferred annuity interest credited (which has an implied embedded derivative gain/(loss) component). See the discussion in the Interest Credited to Policy Account Balances section for presentation of interest credited with and without equity-indexed deferred annuity interest credited.

Account Values
We monitor account values and changes in those values as a key indicator of the performance of our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes (in thousands):

	Years Ended December 31,
	2010	2009	2008

Fixed deferred annuity:
Account value, beginning of period	$8,151,365	$6,918,365	$6,210,456
Net inflows	528,338	930,417	487,410
Fees	(10,080)	(10,592)	(15,363)
Interest credited	337,069	313,175	235,862

Account value, end of period	$9,006,692	$8,151,365	$6,918,365

Variable deferred annuity:
Account value, beginning of period	$400,624	$309,011	$429,505
Net inflows/(outflows)	(27,792)	20,452	24,364
Fees	(4,795)	(4,096)	(4,582)
Change in market value and other	47,720	75,257	(140,276)

Account value, end of period	$415,757	$400,624	$309,011

Single premium immediate annuity:
Reserve, beginning of period	$820,295	$701,141	$693,137
Net inflows/(outflows)	42,476	84,785	(26,330)
Interest and mortality	40,355	34,369	34,334

Reserve, end of period	$903,126	$820,295	$701,141

Fixed Deferred Annuity: For the year ended December 31, 2010, fixed deferred annuity account values increased $855.3 million compared to an increase of $1.2 billion in 2009. The reduced growth in 2010 was primarily the result of the abnormally high levels of growth in 2009. Slower growth in 2010 was partially offset by a decrease in surrenders when compared to 2009.
Account values associated with fixed deferred annuities increased $1.2 billion for the year ended December 31, 2009 as a result of an increase in sales of fixed deferred annuity products.
Fees charged against account values decreased $4.8 million for the year ended December 31, 2009 compared to 2008 due to a decline in surrender charges.
Variable Deferred Annuity: For the year ended December 31, 2010, variable deferred annuity account values increased $15.1 million compared to an increase of $91.6 million in 2009. This lower increase was attributed mainly to an increase in surrenders and a decrease in market appreciation in 2010 compared to 2009.
Variable deferred annuity account values increased $91.6 million for the year ended December 31, 2009 primarily due to fluctuations in market value.
A portion of the variable deferred annuity policies include guaranteed minimum death benefits. The total account value related to variable deferred annuity policies with guaranteed minimum death benefit features was $67.0 million, $66.8 million and $60.4 million as of December 31, 2010, 2009 and 2008, respectively.
We are subject to equity market volatility related to these guaranteed minimum death benefits. We use reinsurance to mitigate the mortality exposure associated with such benefits. Our maximum guaranteed minimum death benefit exposure, before reinsurance, in the event that all annuitants die, was $3.0 million, $6.6 million and $17.9 million as of December 31, 2010, 2009 and 2008, respectively. The decreases in the amounts at risk was due to an improved equity investment market.

SPIA: For the year ended December 31, 2010, SPIA reserves increased $82.8 million compared to an increase of $119.2 million in 2009. The decrease in growth was primarily due to lower sales in a lower interest rate environment.
SPIA reserves increased $119.2 million for the year ended December 31, 2009 primarily due to reserves established on inflows from new sales and accretion of reserves on existing policies due to interest and survivorship.
Policy Benefits
Benefits consist of annuity payments and reserve increases on SPIA contracts. Benefits decreased for the year ended December 31, 2010 compared to 2009. The decrease was mainly attributed to a reduced amount of new-issue reserve additions due to lower SPIA premium receipts in 2010. Benefits increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to higher SPIA in-force policies resulting from increased SPIA sales.
Interest Credited to Policy Account Balances
Interest credited to policy account balances is generally comprised of interest accruals to fixed deferred annuity account balances. Equity-indexed deferred annuities include a fixed host annuity contract and an embedded equity derivative. In addition to the accrual of interest on the host contract, the gain or loss on the embedded equity derivative is also recognized as interest credited to policy account balances. Equity-indexed deferred annuity interest credited can fluctuate from one period to the next as a result of this embedded equity derivative. For this reason, we analyze interest credited to policy account balances with and without equity-indexed deferred annuities. A comparison of interest credited to policy account balances with and without equity-indexed deferred annuities are shown in the table below (in thousands):

	With Equity-Indexed Deferred Annuities			Without Equity-Indexed Deferred Annuities
	Years ended December 31,			Years ended December 31,
	2010	2009	2008	2010	2009	2008

Interest credited to policy account balances	$333,970	$311,580	$237,612	$309,031	$293,857	$254,313
The fluctuations in interest credited due to the embedded equity derivative returns is offset in part by changes in equity option investment income (loss), since the equity options are held to hedge the equity-indexed deferred annuity benefits. See the discussion in the Net Investment Income section for presentation of investment income with and without investment income (loss) from equity options.
The equity-indexed deferred annuities portion of the interest credited to account balances amounted to increases of $24.9 million, $17.7 million and a decrease of $16.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in the interest credited amounts each year was primarily attributable to the growth of in-force account balances due to sales. The negative amount in 2008 was primarily a result of the volatile financial market conditions during 2008, and the resulting fall of financial indexes during the year.
Interest credited to policy account balances without equity-indexed deferred annuities increased for the past two years. The increase was primarily attributed to increases in in-force fixed deferred annuity account balances due to new premiums.
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

Commissions
Commissions decreased for the year ended December 31, 2010 compared to 2009, and increased for the year ended December 31, 2009 compared to 2008 primarily due to fluctuations in sales each year.
Other Operating Costs and Expenses
Other operating costs and expenses increased slightly during 2010 compared to 2009 primarily the result of increases to our allocated overhead expenses during the year.
Other operating costs and expenses increased during 2009 compared to 2008. This was primarily the result of increases to our allocated overhead expenses and our initial SEC registration. Also, there were expense increases that were attributable to agent production bonus payments resulting from the increased level of new business written.
Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized, net of amortization of existing DAC. The amortization of DAC is calculated in proportion to gross profits. The following table presents the components of change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Acquisition cost capitalized	$117,090	$126,769	$96,544	$(9,679)	$30,225
Amortization of DAC	(72,521)	(64,756)	(75,854)	(7,765)	11,098

Change in deferred policy acquisition costs (1)	$44,569	$62,013	$20,690	$(17,444)	$41,323

(1)	A positive amount of net change indicates more expense was deferred than amortized and is a decrease to expense in the periods indicated.
An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the years ended December 31, 2010, 2009, and 2008 was 57.3%, 63.7%, and 68.9%, respectively. The reduction in the ratio was due to improved persistency. We believe low interest rates on competing guaranteed interest products, such as certificates of deposit and money market funds, was a contributing factor to our improved persistency.
Acquisition costs capitalized increased in 2009 compared to 2008 due to higher sales of fixed deferred annuities, which resulted in increases to commissions and other operating costs and expenses.
Reinsurance
We employ reinsurance for guaranteed minimum death benefit risks on certain variable annuity contracts. Our maximum guaranteed minimum death benefit exposure, before reinsurance, which represents the total exposure in the event that all annuity policyholders die, was $3.0 million and $6.6 million as of December 31, 2010 and 2009, respectively. After reinsurance, the net amounts at risk were $1.1 million and $3.3 million, as of December 31, 2010 and 2009, respectively. All such guaranteed minimum death benefit reinsurance is with reinsurers rated “A” or higher by A.M. Best.

Health
The Health segment has been primarily focused on supplemental and limited benefit coverage products including Medicare Supplement insurance for the aged population as well as hospital surgical and cancer policies for the general population. In 2010, premium volume for health insurance-related products was concentrated in our Medicare Supplement (44.5%) and medical expense (25.5%) lines. Our other health products include credit accident and health policies, employer-based stop loss, and dental coverage. Our health insurance products are distributed through our network of independent agents and MGUs.
Health Segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Revenues:
Premiums	$263,294	$309,701	$290,883	$(46,407)	$18,818
Net investment income	14,855	15,992	16,566	(1,137)	(574)
Other income	10,384	10,382	13,252	2	(2,870)

Total premiums and other revenues	288,533	336,075	320,701	(47,542)	15,374

Benefits and expenses:
Policy benefits	184,554	239,407	223,055	(54,853)	16,352
Commissions	35,263	51,717	43,219	(16,454)	8,498
Other operating costs and expenses	49,634	62,134	69,961	(12,500)	(7,827)
Change in deferred policy acquisition costs	4,886	5,017	5,023	(131)	(6)

Total benefits and expenses	274,337	358,275	341,258	(83,938)	17,017

Income (loss) before other items and federal income taxes	$14,196	$(22,200)	$(20,557)	$36,396	$(1,643)

Earnings for the Health segment improved for the year ended December 31, 2010 compared to 2009, primarily as a result of reductions in policy benefits and a decrease in commissions. Lower operating costs and expenses also contributed to the improvement in earnings resulting from lower personnel costs. A decrease in premiums resulting from a reduction of in-force policies partially offset the improvement in earnings.
Earnings for the Health segment experienced a slight decline in 2009 relative to 2008. During 2009, earnings were negatively impacted by one-time charges of $5.9 million, which included a $2.8 million marketing expense, as well as several large claims incurred on our medical expense line.
During 2009, as a matter of standard practice, a review of the records of one of our MGUs resulted in the following adjustments, which were recorded in 2009 (the “review adjustments”): $23.6 million increase in premiums, $12.9 million increase in policy benefits and $10.7 million increase in commissions. These review adjustments had no material net impact to the consolidated statements of operations for 2009.

Premiums
Premiums for the periods indicated are as follows (in thousands, except percentages):

	Years ended December 31,
	2010		2009		2008
	Premiums		Premiums		Premiums
	dollars	percentage	dollars	percentage	dollars	percentage

Medicare Supplement	$117,132	44.5%	$123,102	39.8%	$120,757	41.5%
Medical expense	67,050	25.5	80,716	26.1	78,291	26.9
Group	29,343	11.1	33,484	10.8	33,758	11.6
Credit accident and health	21,553	8.2	19,627	6.3	24,676	8.5
All other	28,216	10.7	52,772	17.0	33,401	11.5

Total	$263,294	100.0%	$309,701	100.0%	$290,883	100.0%

The Health segment’s earned premiums decreased during the year ended December 31, 2010 compared to 2009, which was mainly attributable to the discontinuation of sales of our medical expense insurance plans effective June 30, 2010. Additionally, the decrease was driven by the non-renewal of two MGUs (included in the “All other” line), decreased sales of our Medicare Supplement product in 2010, and the the recording in 2009 of a one-time premium associated with the unwinding of an MGU.
The Health segment’s earned premiums increased for the year ended December 31, 2009 compared to 2008. The increase was primarily driven by premium rate increases on our Medicare Supplement line and the review adjustments previously described.
Our in-force certificates or policies as of the dates indicated are as follows:

	Years ended December 31,
	2010		2009		2008
	number	percentage	number	percentage	number	percentage

Medicare Supplement	48,584	8.0%	58,627	8.9%	60,264	8.2%
Medical expense	11,057	1.8	18,368	2.8	20,352	2.8
Group	17,038	2.8	23,890	3.7	21,409	2.9
Credit accident and health	294,702	48.2	309,695	47.2	323,158	44.0
All other	239,624	39.2	245,689	37.4	309,938	42.1

Total	611,005	100.0%	656,269	100.0%	735,121	100.0%

Our total in-force policies had a net decrease during the year ended December 31, 2010 compared to 2009. The net decrease was mainly attributed to a decrease in the credit accident and health line due to a decrease in short-term furniture and finance company credit product. Management expects a decreasing trend on this product to continue in the future. Also contributing to the decrease in the in-force policies were the decrease in Medicare Supplement line production resulting from current market conditions and a decrease in medical expense line as a result of discontinuance of sales.
Policy Benefits
A reduction in the medical expense benefit ratio, the loss of two MGUs, and the discontinuance of medical expense sales produced a decrease in benefits. The medical expense benefit ratio, measured as the ratio of claims and other benefits to premiums, decreased to 70.1% for the year ended December 31, 2010, from 77.3% for the same period in 2009. Unexpected high claim payments on medical expense products in 2009, with a subsequent return to lower levels during 2010, contributed to the decrease in the benefit ratio.
The benefit ratio increased slightly to 77.3% for 2009 from 76.7% for 2008. The medical expense line was the largest driver of the increase in benefit ratio. The increase in benefit ratio on the medical expense line was primarily attributable to aggressive rates and underwriting practices in prior periods as well as several large claims incurred in 2009. The MGU line (included in the “All other” line) had a decrease in benefit ratio which helped offset the increase from the medical expense line. The 2009 benefit ratio was positively impacted by the review adjustments previously described. The 2008 benefit ratio was negatively impacted by expenses associated with litigation involving one MGU that resulted in $8.9 million of reinsurance write-offs in the first quarter of 2008. We have terminated our relationship with this particular MGU.

As of December 31, 2010, Health claim reserves decreased $8.7 million to $107.2 million from $115.9 million as of December 31, 2009. The decrease was primarily due to the decrease in medical expense and MGU reserves. As of December 31, 2009, the Health claim reserve had increased $3.1 million from $112.8 million as of December 31, 2008. The increase was primarily due to an increase in the benefit ratio in 2009.
Commissions
Commissions decreased during the year ended December 31, 2010 compared to 2009 as a result of lower sales and a large ceded commission in the MGU line in 2009 that did not occur in 2010.
Commissions increased for the year ended December 31, 2009 as compared to the same period in 2008. The majority of the increase was attributed to the review adjustments previously discussed. The increase was partially offset by lower commissions incurred on our credit accident and health product, which resulted from a decline in the related earned premiums.
Other Operating Costs and Expenses
Other operating costs and expenses decreased for the year ended December 31, 2010 compared to 2009, which was mainly attributable to lower payroll costs and a one-time write-off of agent balances in 2009.
In 2009, other operating costs and expenses decreased when compared to the same period in 2008. The decrease was primarily attributed to the absence of a $10.9 million legal reserve for the previously noted settlement, which was established in September 2008. The above decrease was partially offset by increases in an excise tax on reinsured foreign premiums, employee benefits, information technology consulting fees and a one-time marketing expense of $2.8 million for the write-off of agents’ balances as part of reconciliations performed during 2009.
Change in Deferred Policy Acquisition Costs
Health premiums are recognized as revenue when due, but certain expenses associated with the acquisition of new business, such as commissions, are incurred before premiums can be earned. In order to recognize profits over the life of the policy, the expenses are deferred and amortized over the life of the policy. Generally, we expect the change in DAC to continue to follow the changes in the in-force block by policy duration.

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Acquisition cost capitalized	$18,087	$16,729	$22,762	$1,358	$(6,033)
Amortization of DAC	(22,973)	(21,746)	(27,785)	(1,227)	6,039

Change in deferred policy acquisition costs (1)	$(4,886)	$(5,017)	$(5,023)	$131	$6

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.
As of December 31, 2010, the Health related DAC balance was $65.1 million compared to $69.9 million in 2009. The decrease in DAC was caused by the overall decrease in the sales of health products, particularly the medical expense, Medicare Supplement, and credit accident and health products.
As of December 31, 2009, the Health related DAC balance was $69.9 million compared to $74.9 million in 2008. The $5.0 million decrease in DAC reflects a reversal of acquisition costs previously capitalized and related amortization expense associated with the previously noted settlement as well as a reduction in the acquisition costs capitalized due to the decline in new sales of our Medicare Supplement and credit accident and health products.
Reinsurance
For the major medical business, we use reinsurance on an excess of loss basis. Our retention limit is $500,000 per claim on these types of policies. Certain amounts of stop-loss and other types of catastrophe health reinsurance programs are also reinsured. We manage these risks by reinsuring a majority of the risk to highly rated reinsurance companies. We also maintain reinsurance on a quota share basis for our long-term care and disability income business.
Reinsurance is also used in the credit accident and health business. In certain cases, particularly in the auto retail market, we may also reinsure the policy written through offshore producer-owned captive reinsurer to allow the dealer to participate in the performance of these credit accident and health contracts. A majority of the treaties entered into by our Credit Insurance Division are written on a 100% coinsurance basis with benefit limits of $1,000 per month.
The companies where we have placed material amounts of reinsurance for the Health segment are shown in the table below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium

Maiden Re Insurance Company	A-	$21,916	18.8%
Harbour Life and Reinsurance Co. Ltd.	NR(2)	15,102	13.0
Munich Reinsurance America	A+	13,800	11.8
AmFirst Insurance Company	B+	11,045	9.5
United States Fire Insurance Company	A	8,768	7.5
Madison National Life Insurance Company	A-	7,433	6.4
Other reinsurers with no single company greater than 5% of the total		38,593	33.0

Total health reinsurance ceded		$116,657	100.0%

(1)	A.M. Best rating as of the most current information available February 22, 2011.

(2)	Not Rated.

Property and Casualty
Property and Casualty business is written through our multiple-line and Credit Insurance Division agents. Evaluation of our property and casualty insurance operations is based on the total underwriting results (net premiums earned less incurred losses and loss expenses, policy acquisition costs and other underwriting expenses) and the ratios noted in the table below. Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009
				amount	amount

Revenues:
Net premiums written	$1,185,366	$1,164,136	$1,184,686	$21,230	$(20,550)

Net premiums earned	$1,158,261	$1,159,509	$1,182,026	$(1,248)	$(22,517)
Net investment income	67,545	66,175	69,348	1,370	(3,173)
Other income	8,192	7,064	8,973	1,128	(1,909)

Total premiums and other revenues	1,233,998	1,232,748	1,260,347	1,250	(27,599)

Benefits and expenses:
Policy benefits	923,736	923,064	939,854	672	(16,790)
Commissions	226,748	209,203	226,100	17,545	(16,897)
Other operating costs and expenses	124,410	124,266	132,601	144	(8,335)
Change in deferred policy acquisition costs	1,551	(8,151)	(9,669)	9,702	1,518

Total benefits and expenses	1,276,445	1,248,382	1,288,886	28,063	(40,504)

Income before other items and federal income taxes	$(42,447)	$(15,634)	$(28,539)	$(26,813)	$12,905

Loss ratio	79.8%	79.6%	79.5%	0.2	0.1
Underwriting expense ratio	30.5	28.1	29.5	2.4	(1.4)

Combined ratio	110.3%	107.7%	109.0%	2.6	(1.3)

Effect of net catastrophe losses on combined ratio	10.6%	7.8%	11.1%	2.8	(3.3)

The Property and Casualty segment net loss worsened significantly during the year ended December 31, 2010 compared to 2009. The change was primarily driven by increases in commissions, the change in deferred policy acquisition costs, and a $33.0 million increase in catastrophe losses. This deterioration was offset by a $32.3 million improvement in non-catastrophe loss results.
The Property and Casualty segment net loss improved in 2009 compared to 2008 due to a $40.5 million decrease in net catastrophe losses from those in 2008, partially offset by a $17.1 million increase in non-catastrophe related policy benefits and by a decrease in net premiums earned.
Net Premiums Written and Earned
Net premiums written are the premiums charged for policies issued during a fiscal period. Property and casualty premiums are recognized as earned premiums proportionately over the contract period. The majority of our automobile policies have terms of six months to one year while our credit related property policies have terms of six months to seven years, depending on the related loan term. All other policies, such as homeowners’ policies and the agribusiness policies, have terms of twelve months. The portion of the premiums written applicable to the unexpired terms of the policies are recorded as “other policyholder funds” in our consolidated statements of financial position.
Net premiums written increased for the year ended December 31, 2010 compared to 2009, due primarily to increases in our credit-related property insurance and personal auto products partially offset by decreases in our commercial lines.
Net premiums earned remained relatively flat during 2010 primarily due to increases in our personal lines, partially offset by decreases in our commercial lines.

Net premiums written and earned decreased in 2009 compared to 2008 as a result of decreases in our personal auto and workers’ compensation insurance products.
Reinsurance costs increased 7.1% during 2010 compared to the 6.9% increase for 2009, due primarily to a $2.3 million reinstatement premium and the cost of additional catastrophe reinsurance coverage purchased as part of our management of our catastrophe exposure. Refer to the discussion of our reinsurance program and the effect on the consolidated financial statements, under Part I, Item 1, Business.
Policy Benefits
Policy benefits include losses and loss adjustment expenses incurred on property and casualty policies. Policy benefits remained flat during the year ended December 31, 2010 compared to 2009 as a result of the net catastrophe experience increase over the prior year, offset by the decreases in our credit-related property products and non-catastrophe loss experience. Policy benefits decreased for the year ended December 31, 2009 as compared to the same period in 2008 as a result of the decrease in net catastrophe experience. The loss ratios have remained relatively flat for the years ended December 31, 2010, 2009, and 2008.
For the year ended December 31, 2010, gross catastrophe losses increased to $141.7 million compared to $80.9 million in 2009. Net catastrophe losses increased to $123.3 million from $90.3 million as a result of 33 catastrophes experienced in 2010 compared to 27 in 2009. The increase was primarily incurred in the second and fourth quarters of 2010, when we experienced increases of $23.9 million and $17.7 million, respectively, in net catastrophe losses compared to 2009 due to spring and fall storm activity throughout our geographic coverage area.
For the year ended December 31, 2009, gross catastrophe losses decreased to $80.9 million, compared to $191.6 million for the year ended December 31, 2008. Estimated reinsurance recoveries on all catastrophe losses were a negative $9.4 million for the year-end December 31, 2009 and $60.8 million for the year ended December 31, 2008. The negative amount of estimated reinsurance recoverables for 2009 arose mainly from a decrease in the ultimate gross loss estimates for Hurricanes Ike and Gustav at December 31, 2009 compared to December 31, 2008. These 2008 hurricanes produced losses, which are recoverable under our reinsurance program, and a decrease in the ultimate gross loss estimates resulted in a decrease in estimated reinsurance recoverables.
Net catastrophe losses contributed to increases of 10.6%, 7.8%, and 11.1% in the combined ratio during 2010, 2009 and 2008, respectively. The property losses as a result of catastrophes are a part of the variability in this segment and are the result of differences in both the frequency and severity of catastrophic events. We continue to evaluate and manage our aggregate catastrophe risk exposures, and manage our risk with targeted rate activity and purchasing additional reinsurance coverage where we believe it is cost efficient to do so.
Commissions and Change in Deferred Policy Acquisition Costs
Commissions increased significantly during the year ended December 31, 2010 compared to the same period in 2009. This was primarily the result of a $10.0 million expense for post termination compensation for certain agents in addition to increases in our credit-related property products due to a change in our product mix.
Commissions decreased in 2009 compared to 2008 as the result of a $9.6 million decrease in credit-related insurance commissions due to a shift in our credit insurance products towards those with lower commission structures. Commissions on personal and commercial auto policies also decreased compared to the same period in 2008 due to reductions in net premiums earned in these lines as well as an overall decrease in commissions.
The increase in expense as a result of the change in DAC for the year ended December 31, 2010, was primarily driven by the change in our deferral estimates during 2009, deferring less in some policies and more in others in order to improve our consistency among subsidiaries. An increase in commissions of our credit-related property insurance products added to this increase. The decrease in expense as a result of the change in DAC was slightly less in 2009 compared to 2008 due to the decrease in commissions.

We regularly review the recoverability of DAC, and if the actual emergence of future profitability were to be substantially lower than estimated, we would accelerate DAC amortization to account for any recoverability issues or premium deficiency. We have not historically experienced these issues with our DAC balances as catastrophe losses have been a significant contribution to our underwriting losses.
Other Operating Costs and Expenses
Other operating costs and expenses were virtually level for the year ended December 31, 2010, compared to the same period in 2009 due to a focus on expense management. For the year ended December 31, 2009 compared to the same period in 2008, the decrease was primarily due to a one time accrual relating to the Farm Bureau lawsuit during 2008. For additional information, refer to Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.
Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines, which we market primarily to individuals, representing 61.1% of net premiums written, (ii) Commercial Lines, which focus primarily on businesses engaged in agricultural and other targeted markets, representing 26.0% of net premiums written, and (iii) Credit-related property insurance products which are marketed to financial institutions and retailers and represent 12.9% of net premiums written.
Property and Casualty segment results for Personal Products for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Net premiums written
Auto	$468,100	$456,960	$462,545	$11,140	$(5,585)
Homeowner	217,785	217,963	203,516	(178)	14,447
Other Personal	38,875	38,815	34,610	60	4,205

Total net premiums written	724,760	713,738	700,671	11,022	13,067

Net premiums earned
Auto	470,535	452,754	469,425	17,781	(16,671)
Homeowner	216,849	208,558	205,764	8,291	2,794
Other Personal	39,298	37,283	31,990	2,015	5,293

Total net premiums earned	$726,682	$698,595	$707,179	$28,087	$(8,584)

Loss ratio
Auto	78.0%	83.9%	78.0%	(5.9)	5.9
Homeowner	104.1	100.6	111.0	3.5	(10.4)
Other Personal	61.6	44.9	87.7	16.7	(42.8)
Personal line loss ratio	84.9%	86.8%	88.1%	(1.9)	(1.3)

Combined Ratio
Auto	102.3%	104.9%	101.6%	(2.6)	3.3
Homeowner	129.6	122.8	138.0	6.8	(15.2)
Other Personal	68.7	51.3	110.1	17.4	(58.8)
Personal line combined ratio	108.6%	107.4%	112.6%	1.2	(5.2)
Personal Automobile: Net written and earned premiums increased in our personal automobile line during 2010 as a result of premium rate increases implemented during the second half of 2009. The increase in premium per policy is slightly offset by a 3.4% decline in the number of policies.
Net premiums written and earned decreased in 2009 compared to 2008 despite flat policy counts during these periods. A portion of the decrease in net premiums earned during 2009 was due to an internal review of our methodology for establishing reserves for our “Cashback” program, which estimates the potential refund portion of premiums paid on homeowners and auto policies within certain product lines, certain states and specific time frames.

The loss ratio remained relatively flat for the years ending December 31, 2010 and 2008, while the same period in 2009 experienced a slight deterioration as a result of the combination of the decrease in premiums, as well as a significant increase in loss severity. The increase in loss severity was due primarily to increased bodily injury claims, increased litigation costs and increased property damage liabilities.
The combined industry ratios for 2010 (estimated), 2009 and 2008 of 99.0%, 101.3%, and 100.3%, respectively, per A.M. Best’s “U.S. Property/Casualty-Review and Preview” are comparable to our combined ratios for the same periods.
Homeowners: Net premiums written experienced a large increase during the year ended December 31, 2009 compared to the same period in 2008, which resulted in an increase in net premiums earned during the year-end December 31, 2010 as compared to the same period in 2009. These increases were primarily a result of rate increases across this product line, as well as increases in policyholder-insured values as replacement and repair costs were partially offset by a 4.1% decline in the number of policies from our risk management initiatives and the impact of the rate increases.
The loss and combined ratios deteriorated during the year ended December 31, 2010 compared to the same period in 2009 due to an increase in catastrophe and non-catastrophe claims affecting this line, resulting in a total increase of $15.9 million in policy benefits. The additional increase in the combined ratio was primarily a result of the lower amount of expenses being deferred.
The loss ratio improved in 2009 compared to 2008 due to the $40.5 million decrease in catastrophe experience from the prior year and a decline in loss reserves of $17.8 million due to favorable loss reserve development. These decreases were offset by a decrease in reinsurance ceded losses from $35.8 million in 2008 to $0.2 million in 2009. The combined ratio decreased in 2009 compared to 2008 due to the litigation expense described in the “Other Operating Costs and Expenses.”
The combined industry ratios for 2010 (estimated), 2009 and 2008 of 103.5%, 105.6%, and 117.0%, respectively per A.M. Best are comparable to our combined ratios. Our combined ratio was negatively impacted during these years due to the concentration of catastrophe events occurring in the Midwest, and was also negatively impacted in 2010 from an unusual $20.0 million catastrophe event in Arizona, resulting in a combined ratio of 26.1%, 17.2% and 21.0% above the industry averages, respectively.
Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within their homeowner and auto policies. Net premiums written and earned remained relatively level during the year ended December 31, 2010 as compared to the same period in 2009, which experienced an increase over the same period in 2008 due to an increase in policy counts and an increase in the average premium per policy.
The loss and combined ratios deteriorated during 2010 compared to 2009, which were significantly below 2008 levels, due to the increase in premiums during 2009 and a claim frequency well below those experienced in 2010 and 2008. As this is currently our smallest earned premium in our Personal Products line, minor fluctuations in results can more easily cause volatility in these operating results.

Property and Casualty segment results for Commercial Products for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Net premiums written
Other Commercial	$123,605	$127,291	$139,266	$(3,686)	$(11,975)
Agribusiness	103,937	101,074	101,243	2,863	(169)
Auto	80,109	88,642	95,155	(8,533)	(6,513)

Total net premiums written	307,651	317,007	335,664	(9,356)	(18,657)

Net premiums earned
Other Commercial	120,365	125,855	137,971	(5,490)	(12,116)
Agribusiness	106,678	105,921	105,230	757	691
Auto	80,948	91,074	96,574	(10,126)	(5,500)

Total net premiums earned	$307,991	$322,850	$339,775	$(14,859)	$(16,925)

Loss ratio
Other Commercial	82.9%	76.9%	71.2%	6.0	5.7
Agribusiness	108.3	90.1	87.5	18.2	2.6
Auto	72.9	74.3	76.3	(1.4)	(2.0)
Commercial line loss ratio	89.1%	80.5%	77.7%	8.6	2.8

Combined ratio
Other Commercial	112.1%	106.4%	95.8%	5.7	10.6
Agribusiness	145.2	126.8	117.7	18.4	9.1
Auto	97.2	96.9	99.3	0.3	(2.4)
Commercial line combined ratio	119.6%	110.4%	103.6%	9.2	6.8
Other Commercial: Net written and earned premiums have continued to decrease in 2010 compared to 2009, as well as during 2009 compared to 2008, as a result of the decline in our workers’ compensation product and small business coverages. Premiums for our workers’ compensation product have decreased as a result of a reduction in exposures and overall rate levels, as well as a decrease in the premium assumed from involuntary pools. Our small business premiums are declining primarily as a result of lower receipts for some of our client’s businesses, as well as a lowering premium per policy as businesses reduce coverages and increase deductibles in an effort to reduce their costs.
The loss and combined ratios deteriorated during 2010 compared to 2009, and during 2009 compared to 2008, due to the decreases in premiums in addition to increases in the severity of workers’ compensation claims as payrolls contracted.
Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums written and earned remained relatively flat during 2010, 2009 and 2008. This is primarily the result of rate increases offset by a decrease of policy counts.
The loss ratio increased significantly during 2010 when compared to 2009, and in 2009 when compared to 2008, primarily as a result of an increase in catastrophe losses during those years. We expect variability in this line, which is sensitive to the frequency and severity of storm and weather related losses.
Commercial Automobile: Net premium written and earned decreased in 2010 as compared to 2009, and in 2009 as compared to 2008. The decrease in 2010 is primarily the result of vehicle classification revisions, while the decrease in 2009 was primarily a result of reductions in policy counts, minimally offset by implemented rate increases.
The loss and combined ratios remained relatively flat during 2010 as compared to 2009, and 2009 as compared to 2008. The combined industry ratios for 2010 (estimated), 2009, and 2008 of 102.0%, 99.5%, and 96.8%, respectively, per A.M. Best are comparable to our combined ratios for the same periods.

Product Discussion — Credit Products
Credit-related property insurance products are offered on automobiles, furniture, and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and is not directly related to an event affecting the consumer’s ability to pay the debt. The primary distribution channel for credit-related property insurance is general agents who market to auto dealers, furniture stores and financial institutions.
Net premiums written increased to $153.0 million for 2010 compared to $133.4 million for 2009. Net premiums earned decreased to $123.6 million, from $138.1 million for the years ended December 31, 2010 and 2009, respectively. The primary driver for the increase in written premiums, while earned premiums decreased, was a shift in our product mix from shorter duration contracts in our CPI products, which fell 19.3%, to our longer duration GAP products, which increased 74.9%. Shorter duration products generally earn premiums within 12 months of a contract being written, while our longer duration products may take up to 84 months before they are fully earned.
Net premiums earned increased in 2009 after falling slightly in 2008 to $135.1 million due to increasing furniture and appliance business, while automobile products sales remained low due to lower auto sales during 2009 as compared to 2008.
The loss ratios decreased to 26.2% from 41.1% during the years ended December 31, 2010 and 2009, respectively. These decreases were attributable to an overall decrease in benefits of our products as a result of lower frequency and severity of claims. The combined ratios decreased to 96.1% from 105.8% during 2010 compared to 2009. The decrease in the loss ratio drove the decrease in the combined ratio, which was partially offset by higher underwriting expenses from rising commission expenses as a result of the change in our product mix.
The increase in the loss ratio to 41.1% in 2009 compared to 39.3% in 2008 is attributable to an increase in frequency and severity of GAP claims. Slowing auto sales which began in 2008 and worsened during 2009, drove down the replacement values of most vehicles, thus creating a larger difference between a vehicle’s value and its indebtedness. The decrease in the combined ratio of 2009 mainly reflects an accrual for litigation in 2008 when the combined ratio was 104.2% and a decrease in commission expense relative to earned premium. This is attributable to a shift in product mix during 2009 out of the higher commission structured products.
Property and Casualty Reinsurance
We reinsure a portion of the risks that we underwrite to manage our loss exposure and protect capital resources. In return for a premium, reinsurers assume a portion of the losses and loss adjustment expense incurred. Amounts not reinsured are known as retention. We primarily use three types of reinsurance to manage our loss exposures:
•	Treaty reinsurance, in which certain types of policies are automatically reinsured without the need for approval by the reinsurer of the individual risks;
•	Facultative reinsurance, in which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer. Facultative reinsurance is purchased for risks which fall outside the treaty reinsurance; and
•	Excess of loss treaty reinsurance, where the reinsurer indemnifies us against all, or a specified portion, of losses and loss adjustment expense incurred in excess of a specified retention or attachment point, and up to the contract limit.
In addition to treaty and facultative reinsurance, we are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007.

We retain the first $1.0 million of loss per risk, which will remain the same for 2011. Our corporate catastrophe reinsurance retention has been $40.0 million in recent years and will remain the same in 2011. In order to manage our risk exposure, we purchase the following additional catastrophe reinsurance coverages:
•	For Louisiana and Texas, we have coverage which lowers our retention to $10.0 million in those states.
•	In 2010, the Louisiana and Texas covers were expanded to include additional coastal states as well as Oklahoma and Arkansas. Those covers will remain in place for 2011.
•	Additional catastrophe coverage for the other states outside of the Northeast. The retention for this cover was $20.0 million in 2010, and will be lowered to $10.0 million for 2011.
•	Additional catastrophe coverage for the Northeast for the last several years, and the retention for Northeast catastrophe events will be reduced from $20.0 million to $10.0 million in 2011.
The property catastrophe reinsurance limit was $500.0 million for 2008, 2009 and 2010, where it will remain for 2011.
A “top and drop” cover was purchased in 2008 and 2009 to provide an additional $20.0 million of coverage above the corporate catastrophe program for a total of $520.0 million per event. This coverage was also used to address frequency of events by providing $20.0 million of coverage above the $20.0 million retention after a $20.0 million annual aggregate deductible had been met. The “top and drop” cover was discontinued in 2010 and replaced with the new covers.
We also purchased $50.0 million of protection for earthquake losses in all states except California, thereby resulting in a total earthquake limit of $550.0 million in 2011, a reduction from the $625.0 million in 2010 and $645.0 million in 2008 and 2009. This reduction in purchased earthquake coverage is primarily a result of a planned reduction in our earthquake business writings.
Our reinsurance programs use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers who participate in the programs and the amount of coverage each provides are shown in the following table:

		Percent of Risk Covered
	AM Best	Non-	Catastrophe
Reinsurer	Rating(1)	catastrophe	Coverage

Hannover Re (Bermuda), Ltd.	A	39.8%	2.4%
Lloyd’s Syndicates	A	26.6	52.3
Platinum Underwriters Bermuda, Ltd	A	12.1	0.2
Swiss Reinsurance America Corporation	A	8.6	0.9
Catlin Insurance Co	A	5.3	4.6
Tokio Millenium Re Ltd	A+	0.0	5.8
Other reinsurers with no single company greater than 5% of the total		7.6	33.8

Total reinsurance coverage		100.0%	100.0%

(1)	A.M. Best rating as of the most current information available February 22, 2011.
Our credit-related property insurance products do not employ reinsurance to manage catastrophe loss exposure, and their reinsurers for risks other than catastrophes are not deemed significant to our business.
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

While we believe that our loss reserves at December 31, 2010 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses in amounts significantly greater or less than the reserves currently provided. The actual final cost of settling both claims outstanding at December 31, 2010 and claims expected to arise from unexpired periods of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include but are not limited to: changes in claim severity; changes in the expected level of reported claims; judicial action changing the scope or liability of coverage; changes in the regulatory, social and economic environment; and unexpected changes in loss inflation. The deficiency/(redundancy) for different reporting dates is cumulative and should not be added together.
Loss Development Table
Property and Casualty Loss and Loss Adjustment Expense Liability Development-Net of Reinsurance
Years Ended December 31,

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Liability for unpaid losses and loss adjustment expenses, net of reinsurance (includes loss reserves, IBNR, allocated and unalloc expense)	$384,191	$425,129	$490,215	$590,365	$678,379	$796,267	$801,953	$809,500	$847,860	$856,658	$887,008

Cumulative paid losses and loss expenses
One year later	192,167	228,699	233,074	256,386	274,810	366,007	296,620	318,944	345,346	308,113
Two years later	280,667	322,112	338,459	377,139	405,748	506,463	453,042	477,958	495,277
Three years later	323,685	370,179	399,651	445,702	479,410	590,643	544,100	569,031
Four years later	345,507	396,758	429,408	479,524	518,972	640,003	593,126
Five years later	356,119	407,212	443,161	498,349	541,627	664,588
Six years later	362,307	412,004	452,256	509,521	552,136
Seven years later	365,331	416,207	457,972	513,968
Eight years later	367,326	420,045	460,785
Nine years later	369,963	423,256
Ten years later	371,230

Liabilites re-estimated
One year later	368,951	432,028	488,595	564,287	638,910	770,238	711,880	766,882	798,587	776,808
Two years later	372,991	435,574	488,455	564,485	617,374	737,341	713,339	733,361	770,900
Three years later	376,776	441,564	490,717	553,163	596,242	739,825	680,900	727,675
Four years later	379,498	441,309	482,799	538,459	596,754	714,995	682,460
Five years later	379,318	435,796	476,615	542,429	585,370	717,474
Six years later	380,050	432,953	478,201	534,287	585,914
Seven years later	379,270	433,990	472,502	534,477
Eight years later	380,082	430,722	473,754
Nine years later	378,611	433,070
Ten years later	379,544

Deficiency(redundancy), net of reinsurance	$(4,647)	$7,941	$(16,461)	$(55,888)	$(92,465)	$(78,793)	$(119,493)	$(81,825)	$(76,960)	$(79,850)

Property and Casualty Loss and Loss Adjustment Expense Liability Development-Gross Years Ended December 31,

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net reserve, as initially estimated	$384,191	$425,129	$490,215	$590,365	$678,379	$796,267	$801,953	$809,500	$847,860	$856,658	$887,008

Reinsurance and other recoverables as initially estimated	47,162	65,327	61,077	61,600	80,526	86,186	86,898	79,071	109,518	62,854	50,972

Gross reserve as initially estimated	431,075	490,103	550,022	646,397	750,454	869,781	875,436	875,963	945,810	909,003	931,303

Net re-estimated reserve	379,544	433,070	473,754	534,477	585,914	717,474	682,460	727,675	770,900	776,808
Re-estimated and other reinsurance recoverables	82,008	78,104	82,466	86,211	86,070	498,247	97,434	79,394	111,176	47,206

Gross re-estimated reserve	461,552	511,174	556,220	620,688	671,984	1,215,721	779,894	807,069	882,076	824,014

Deficiency(redundancy), gross of reinsurance	$30,477	$21,071	$6,198	$(25,709)	$(78,470)	$345,940	$(95,542)	$(68,894)	$(63,734)	$(84,989)

For 2010, the net favorable prior year loss and loss adjustment expense development was $79.9 million, compared to approximately $49.3 million of net favorable prior year loss and loss adjustment expense development for 2009, as a result of better than expected paid and incurred loss emergence across several lines of business.
The current year loss ratio is a blend of the current accident year loss ratio and the impact of favorable or adverse development on prior accident years during the current calendar year. Excluding the 6.9% impact of favorable prior year loss development for accident years 2009 and prior, the 2010 loss ratio would have been 86.7%. Excluding the 4.2% impact of favorable prior year loss development for accident years 2008 and prior, the 2009 loss ratio would have been 83.8%.

Net favorable reserve development during 2010 was primarily driven by commercial auto and commercial liability lines. The net and gross reserve calculations have shown favorable development as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses. The development during 2010 was primarily generated from the personal auto, commercial auto and commercial multi-peril lines. The favorable development reflects the recognition of better than expected loss emergence rather than explicit changes to our actuarial assumptions.
For additional information regarding losses and loss expenses, refer to Note 10, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.
For the year ended December 31, 2005, the $345.9 million deficiency gross of reinsurance was primarily the result of our participation in the National Flood Insurance Program as administered by the Federal Emergency Management Agency. As these losses are 100% reimbursed by the Federal government, they do not impact our net reserve calculations or our net loss development patterns. The National Flood Insurance Program had paid losses of $390.0 million for the year ended December 31, 2005 because of the 2005 hurricanes, specifically Hurricane Katrina. Since reserves are not set up for the National Flood Insurance Program, any payments made subsequent to year-end will appear as adverse development on a gross basis. If the flood losses were removed from the gross data, the $345.9 million deficiency would have been a $44.1 million redundancy, gross of reinsurance.

Corporate and Other
Our Corporate and Other segment primarily includes the capital not allocated to support our insurance business segments. Our capital and surplus is invested and managed by internal investment staff. Investments include publicly traded equities, real estate, mortgage loans, high-yield bonds, venture capital partnerships, mineral interests and tax-advantaged instruments. See the “Investments” section of the MD&A for a more detailed discussion of our investments.
Segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2010	2009	2008	2010	2009

Revenues:
Net investment income	$95,656	$85,964	$108,862	$9,692	$(22,898)
Gain (loss) from investments, net	74,062	(73,855)	(379,034)	147,917	305,179
Other Income	3,175	2,704	2,503	471	201

Total revenues	172,893	14,813	(267,669)	158,080	282,482

Benefits and expenses:
Other operating costs and expenses	38,695	41,220	22,946	(2,525)	18,274

Total benefits and expenses	38,695	41,220	22,946	(2,525)	18,274

Income (loss) before other items and federal income taxes	$134,198	$(26,407)	$(290,615)	$160,605	$264,208

Earnings for the year ended December 31, 2010 improved compared to 2009. This was primarily due to the increase in gains from investments as a result of improved financial markets, which also led to a reduction in other-than-temporary impairments below those recorded during 2009. We recorded other-than-temporary impairments of $5.7 million in 2010, compared to $79.1 million in 2009. These other-than-temporary impairments are included above in the “Gain (loss) from investments, net.”
Income (loss) before other items and federal income taxes increased during 2009 compared to 2008 due to a decrease in other-than-temporary impairments. We recorded $79.1 million of other-than-temporary impairments in 2009, and $365.6 million in 2008.
In accordance with our segment allocation process, all realized gains and losses, except those on derivatives, are allocated to the Corporate and Other segment. For 2010 and prior periods the Corporate and Other segment is compensated for the risk it assumes for realized losses through a monthly charge to the insurance segments that reduces the amount of investment income allocated to those segments. Since other-than-temporary impairments are recorded as realized losses they are allocated to the Corporate and Other segment. The Company has undertaken an assessment of the allocation process for assets and investment income. Beginning in 2011, we will discontinue the monthly charge to the insurance segments to improve the comparability for measuring business results between segments and between periods.
Discontinued Operations
On December 31, 2010, we sold our wholly-owned broker-dealer subsidiary, Securities, Management & Research, Inc. (“SM&R”), pursuant to a Stock Purchase Agreement we agreed to sell all of the outstanding capital stock of SM&R to a third-party financial services corporation. The sale qualifies for discontinued operations accounting and accordingly, the results of operations for this subsidiary are presented as income (loss) from discontinued operations in our consolidated statements of operations for all periods presented. The sale resulted in a $1 million loss for the year-ended 2010, which is presented in loss on sale in the table below. SM&R had previously been a component of the Corporate and Other reportable segment. Management chose to sell this business based on the belief that similar services could be contracted with a third party at less cost while improving the services to agents and policyholders.

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
See further detail regarding the discontinued operations disclosed in Note 19, Discontinued Operations, of the Notes to the Consolidated Financial Statements.
Liquidity
Our liquidity requirements have been and are expected to continue to be met by funds from operations. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months.
To ensure we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity securities and individual commercial mortgages. Funds are invested with the intent that income from the investments, plus proceeds from the maturities, will meet our ongoing cash flow needs. We historically have not been put in the position of having to liquidate invested assets in order to provide cash flow; however our portfolio of highly liquid marketable debt and equity securities are available to meet our liquidity needs.
During September of 2010, we renewed a 365-day $100 million short-term variable rate borrowing facility containing a $55 million subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding the Company’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100 million at any time. As of December 31, 2010 and 2009, the outstanding letters of credit were $37.5 million and $36.2 million, respectively, and there were no borrowings on this facility to meet liquidity requirements.
Our cash and cash equivalents and short-term investment position at December 31, 2010 was $587.7 million compared to $798.3 million at December 31, 2009. The $210.6 million decrease in cash and cash equivalents and short-term investments relates primarily to our assessment of better long-term investment opportunities available during the fourth quarter of 2010, versus the same period in 2009. We continue to look towards long-term investment opportunities, and in recent years we allocated more assets to shorter-term investment opportunities due to the limited availability of long-term investment opportunities with what we considered to be appropriate risk-return ratio.
We were committed at December 31, 2010 to purchase, expand or improve real estate, to fund mortgage loans and to purchase other invested assets in the amount of $275.0 million, compared to $240.4 million for 2009. The expansion of real estate investments and mortgage loans in 2010 and 2009 is attributable to our ability to originate loans collateralized by quality real estate at appropriate yields.
In the normal course of business, we guarantee bank loans of a third-party marketing operation for the benefit of policyholders. The customers, through the use of a trust, use the bank loans to fund premium payments of life insurance policies. These bank loans enable individuals with substantial illiquid wealth to finance their life insurance premiums using the cash value of the policies as collateral for the loans. In the case of a default on the bank loan, we would be obligated to pay off the loans. The total amounts of guarantees outstanding for 2010 and 2009 was approximately $206.5 million, while the total cash values of the related life insurance policies were $210.7 million for 2010 and $211.8 million for 2009.

Capital Resources
Our capital resources consisted of American National stockholders’ equity, summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,407,439	$3,342,805	$3,355,004
AOCI	225,212	117,649	(221,148)

Total American National stockholders’ equity	$3,632,651	$3,460,454	$3,133,856

We have notes payable in our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective venture, which totaled $21.2 million and $33.3 million at December 31, 2010 and 2009, respectively.
Total American National stockholders’ equity in 2010 increased primarily due to the $144.0 million net income attributable to us during the period and $109.0 million unrealized gains on marketable securities, offset by $82.6 million in dividends paid to stockholders.
Total American National stockholders’ equity in 2009 increased $326.6 million primarily due to the $383.1 million change in net unrealized gains on marketable securities as a result of improving financial markets, combined with $15.6 million in net income, offset by $82.5 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. State laws specify regulatory actions if an insurer’s risk-based capital (“RBC”), a measure of an insurer’s solvency, falls below certain levels. The NAIC has standard formulas for annually assessing RBC. The formulas seek to identify companies that are undercapitalized.
The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, as well as the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.
RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries to consolidate into the consolidated entity. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2010, the levels of our and our insurance subsidiaries’ surplus and RBC exceeded the NAIC’s minimum RBC requirements.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Life insurance obligations(1)	$5,441,711	$34,770	$144,175	$328,987	$4,933,779
Annuity obligations(1)	12,070,742	1,635,876	4,337,263	2,415,466	3,682,137
Property and casualty insurance obligations(2)	931,303	498,245	335,177	73,245	24,636
Accident and health insurance obligations(3)	139,127	80,192	18,989	8,861	31,085
Purchase obligations:
Commitments to purchase and fund investments(4)	55,385	48,404	4,310	1,130	1,541
Mortgage loan commitments(4)	227,441	227,441	—	—	—
Operating leases(5)	3,429	626	1,275	1,528	—
Defined benefit pension plans(6)	140,503	9,680	19,138	21,825	89,860
Notes payable(7)	60,140	47,632	—	—	12,508

Total	$19,069,781	$2,582,866	$4,860,327	$2,851,042	$8,775,546

(1)	Life and annuity obligations include estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and contracts. All amounts are gross of reinsurance. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions that are comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. The obligations shown in the table have not been discounted. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to participating policyholder dividends payable is presented in the table above in the less than one-year category at the amount of the liability presented in the consolidated statements of financial position. All estimated cash payments in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. Estimated future premiums on participating policies currently in-force are net of future policyholder dividends payable. Future policyholder dividends, the participating policyholder share obligation on the consolidated statements of financial position, represents the accumulated net income from participating policies and a pro-rata portion of unrealized investment gains (losses), net of tax, reserved for payment to such policyholders as policyholder dividends. Because of the nature of the participating policyholder obligation, the exact timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.

(2)	Expected future gross loss and loss adjustment expense payments from property and casualty policies includes case reserves for reported claims and reserves for IBNR. Timing of future payments is estimated based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.

(3)	Accident and health insurance obligations reflect estimated future claim payment amounts net of reinsurance for claims incurred prior to January 1, 2010. The estimate does not include claim payments for claims incurred after December 31, 2009. Estimated claim payment amounts are based on mortality and morbidity assumptions that are consistent with historical experience and are not discounted with interest so will exceed the liabilities recorded in reserves for future claim payments. Due to the significance of the assumptions used the amounts presented could materially differ from actual payments.

(4)	Expected payments to fund investments based on mortgage loans and capital commitments and other related contractual obligations.

(5)	Represents estimated obligations due to contracts and agreements entered into within the ordinary course of business for items classified as an operating lease by ASC 840-20 Accounting for Operating Leases.

(6)	Represents estimated payments for pension benefit obligations for the non-qualified defined benefit pension plan. As such, these payments are funded through continuing operations. A liability has been established for the full amount of benefits accrued as per ASC 715-40 Compensation-Retirement Benefits, including a provision for the effects on the accrued benefits of assumed future salary increases.

(7)	Notes payable are comprised of obligations to third-party lenders, and are collateralized by real-estate owned by the respective entity. The estimated payments due by period for notes payable reflect the contractual maturities of principal and estimated future interest payments. The payment of principal and estimated future interest for the current portion of long-term notes payable are reflected in estimated payments due in less than one year. These are not corporate obligations and the Company’s liability is limited to its investment in the respective venture. See Note 12, Notes Payable, in the Notes to the Consolidated Financial Statements for further explanation.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans discussed within Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans which support the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies is designed to always equal or exceed the balance of the loans, management does not foresee any loss on the guarantees.
Related-Party Transactions
We have various agency, consulting and investment arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations.

Investments
We manage our investment portfolio to optimize the rate of return that is commensurate with sound and prudent underwriting practices and maintain a well-diversified portfolio. Our investment operations are governed by various regulatory authorities, including but not limited to, the Texas Department of Insurance or the insurance departments of the states of domicile of our insurance subsidiaries. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review and approval of our Finance Committee, a committee made up of two members of the Board of Directors, senior executives and investment professionals.
Pursuant to our Corporate Bylaws, the Finance Committee is also charged with the duty of supervising all of our investments and loans. The Finance Committee generally meets weekly to review and approve investment activity. The committee operates pursuant to an established, formal Investment Plans and Guidelines adopted by our Board of Directors. Collectively, these provide issuer and geographic concentration limits, investment size limits and other applicable parameters such as loan to value guidelines. No material changes were made to these documents during 2010 or are expected in 2011.
Our insurance and annuity products are primarily supported by investment grade bonds, collateralized mortgage obligations, and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale as necessary to match our estimated future cash flow needs. We make use of statistical measures such as duration and the modeling of future cash flows using stochastic interest rate scenarios to balance our investment portfolio to match the pricing objectives of our underlying insurance products. As part of our asset-liability management program, we monitor the composition of our fixed maturity securities between held-to-maturity and available-for-sale securities and adjust the concentrations of various investments within the portfolio as investments mature or with the purchase of new investments.
We invest directly in quality commercial mortgage loans when the yield and quality compare favorably with other fixed maturity securities. Investments in individual residential mortgage loans have not been part of our investment portfolio, and we do not anticipate investing in them in the future.
Our strong historic capitalization has enabled us to invest in equity securities and investment real estate where there are opportunities for enhanced returns. We invest in real estate and equity securities based on a risk and reward analysis.
Composition of Invested Assets
The following summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates), (in thousands, except percentages):

	Year ended December 31, 2010		Year ended December 31, 2009
	Amount	Percent	Amount	Percent

Bonds held-to-maturity, at amortized cost	$8,513,550	47.5%	$7,461,711	44.9%
Bonds available-for-sale, at fair value	4,123,613	23.0	4,213,550	25.4
Preferred stock, at fair value	36,867	0.2	35,717	0.2
Common stock, at fair value	1,045,888	5.8	934,754	5.6
Mortgage loans at amortized cost	2,679,909	15.0	2,229,659	13.4
Policy loans, at outstanding balance	380,505	2.1	364,354	2.2
Investment real estate, net of depreciation	521,768	2.9	635,110	3.8
Short-term investments	486,206	2.8	636,823	3.9
Other invested assets	119,251	0.7	94,442	0.6

Total Invested Assets	$17,907,557	100.0%	$16,606,120	100.0%

The increase in our total invested assets was a combined result of net purchases, value recovery attributable to stock market gains and spread narrowing in fixed maturity securities.

The decrease in our short-term investments was the result of an increase in long-term investment purchases during the last quarter of 2010 as long-term investment opportunities with appropriate returns became available.
Each of the components of our invested assets is described further in Note 3, Investments; Note 6, Credit Risk Management; and Note 7, Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements. In addition, net investment income and realized investments gains (losses), before federal income taxes, for the years ended December 31, 2010, 2009, and 2008, are summarized within Note 3, Investments, in the Notes to the Consolidated Financial Statements. Additionally, Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements contains a detailed description of the Company’s methodology for evaluating other-than-temporary impairment losses on its investments.
Investments to Support Our Insurance Business
Bonds- We allocate most of our fixed maturity securities to support our insurance business.
At December 31, 2010, our fixed maturity securities had an estimated fair market value of $13.1 billion, which was $664.6 million (5.3%) above amortized cost. At December 31, 2009, our fixed maturity securities had an estimated fair market value of $11.9 billion, which was $322.3 million (2.8%) above amortized cost. The increase was the result of new purchases to support annuity sales as well as market value increases.
Fixed maturity securities’ estimated fair value, due in one year or less, increased $326.9 million to $685.3 million as of December 31, 2010 from $358.4 million as of December 31, 2009, primarily as a result of approaching maturity dates of long-term bonds.
The following table identifies the total bonds by credit quality rating, using both S&P and Moody’s ratings (in thousands, except percentages):

	December 31, 2010			December 31, 2009
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$1,258,952	$1,311,152	10.0%	$1,357,021	$1,387,783	11.6%
AA	1,289,870	1,343,653	10.2	927,081	967,274	8.1
A	4,551,294	4,848,986	37.0	4,080,455	4,251,937	35.7
BBB	4,613,315	4,871,583	37.2	4,287,623	4,428,359	37.2
BB and below	725,436	728,073	5.6	945,575	884,673	7.4

Total	$12,438,867	$13,103,447	100.0%	$11,597,755	$11,920,026	100.0%

The shifts in our credit quality diversification, including exposure to below investment grade securities, at December 31, 2010 compared to 2009, was primarily the result of purchase transactions and maturities. At 5.6% of our total bond portfolio, the exposure to below investment grade securities is acceptable to management, and we expect this portion of our bond portfolio to decrease as these bonds approach maturity.
Mortgage Loans- We invest in commercial mortgage loans that are diversified by property type and geography. We do not make individual residential mortgage loans. Therefore, we have no direct exposure to sub-prime or Alt A mortgage loans in the mortgage loan portfolio. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%.
Mortgage loans are used as a component of fixed maturity investments that support our insurance liabilities. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, net of allowances.
The weighted average coupon yield on the principal funded for mortgage loans was 6.8% and 7.5% for the years ended December 31, 2010 and 2009, respectively.

Equity Securities- As of December 31, 2010, 96.6% of our equity securities are invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.4% of the equity portfolio is invested in publicly traded preferred stock. As of December 31, 2009, $970.5 million, or 5.8% of our invested assets were equity investments. Of these equity securities, 96.3% were invested in publicly traded common stock, and the remaining 3.7% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during 2010 reflects purchases and market value increases within the portfolio.
We carry our equity portfolio at market value based on quoted market prices obtained from external pricing services. The cost and estimated market value of the equity portfolio are as follows (in thousands):

	Year ended December 31, 2010
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$690,245	$361,048	$(5,405)	$1,045,888
Preferred stock	30,420	6,714	(267)	36,867

Total	$720,665	$367,762	$(5,672)	$1,082,755

	Year ended December 31, 2009
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$683,794	$259,256	$(8,296)	$934,754
Preferred stock	35,359	5,269	(4,911)	35,717

Total	$719,153	$264,525	$(13,207)	$970,471

The relative changes in sector weighting between year ended December 31, 2010 and 2009 are the result of market appreciation. The investment philosophy or diversification goals remain unchanged.
Investment in Real Estate- We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate is owned directly by our insurance companies, through non-insurance affiliates, or through joint ventures. The carrying value of real estate is stated at cost, less accumulated depreciation, and valuation allowance. Depreciation is provided over the estimated useful lives of the properties.
Short-Term Investments- Short-term investments are composed primarily of commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including investment-funding commitments.
Policy Loans- Certain life insurance products we offer permit policyholders to borrow funds from us using their policy as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of December 31, 2010, we had $380.5 million in policy loans with a loan to surrender value of 70.4%. Interest rates on policy loans primarily range from 4.5 % to 8.0% per annum. As of December 31, 2010, the average policy loan interest rate was 6.7%.
Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s death benefits.
Net Investment Income and Realized Gains (Losses)
Net investment income from bonds and mortgage loans used to support our insurance products increased consistently over the period as assets increased because of increases in net annuity sales and increases in policyholder benefits each year. Net investment income in other asset classes (equities and real estate) fluctuated in response to investment decisions based on valuations and financial markets movement.

Mortgage loan interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.
Unrealized Gains and Losses:
The net change in unrealized gains (losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, was an unrealized gain of $109.0 million in 2010 and an unrealized gain of $383.1 million in 2009.
Fair Value Disclosures
The fair value of individual invested assets is determined by the use of third party pricing services, independent broker quotes and internal valuation methodologies. Below is a summary of the valuation techniques we utilize to measure fair value of the major investment types. There have been no material changes to our fair value methodologies during the year ending December 31, 2010.
As of December 31, 2010, 100% of our common stock investments are considered Level 1 securities with fair values determinable from observable market prices.
We obtained publicly available prices from third-party pricing services for our bond investments. The typical inputs from pricing services include, but are not limited to, reported trades, bids, offers, issuer spreads, cash flow and performance data. These inputs are usually market observable; however, when trading volumes are low or non-existent, the pricing services may adjust these values. The adjustments made to the quoted prices are based on recently reported trades for comparable securities. We perform a periodic analysis of the prices received from the third parties to verify that the price represents a reasonable estimate of fair value. When prices are obtained from third-party services, they are classified as Level 2.
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
The discount rate for the fair value of mortgage loans is determined by the weighted average adjustment of the “spread factor” against the U.S. treasury rates. The spread factor includes an adjustment for quality rating, property type, geographic distribution and payment status (current, delinquent, in process of foreclosure) of each loan. Management performs periodic reviews and weighs each adjustment to calculate the spread factor based on the current economic environment and lending practices.
All mortgage loan investments are classified as Level 2. Mortgage loan pricing is evaluated for consistency with our knowledge of the current market environment to ensure amounts are reflective of fair value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We hold a diversified portfolio of investments that includes cash and cash equivalents, bonds, preferred stocks, common stocks, mortgage loans, policy loans, and real estate. Our investments are subject to various market risks including interest rate risk, credit risk and risk of changes in equity prices. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, or to changes in market perceptions of credit worthiness or risk tolerance.
Our management and culture is generally risk averse and emphasizes risk management throughout all our operations. The active management of market risk is integral to our results of operations. A key component of our risk management program is our ALM Committee. The ALM committee, under the direction of the Chief Corporate Risk Management Officer, monitors the level of risk to which we are exposed in managing our assets and liabilities in order to attain the desired risk-return profile. A significant aspect of this risk management involves our managing the link between the characteristics of our investments and the anticipated policy obligations and liabilities, a process commonly referred to as asset-liability management. Among other things, this includes maintaining adequate reserves, monitoring claims experience, managing interest rate spreads and protecting against disintermediation risk for life insurance and annuity products. As part of our risk management procedures, we also manage exposure concentrations, deductibles and reinsurance for property and casualty products.
As a part of the ALM process, we establish target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these asset-liability management strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our asset-liability management goals and objectives.
In addition to our ALM Committee, we have expanded enterprise risk management to help identify, prioritize and manage various risks including market risk. Under the leadership of our Chief Corporate Risk Management Officer and with the support of our Board of Directors, we have developed an approach and focused our efforts on the principles of enterprise risk management, including:
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
Interest Rate Risk
The primary market risk to the investment portfolio is the interest rate risk associated with investments in fixed maturity securities. Interest rate risk is the risk that the value of our interest-sensitive assets or liabilities will change with changes in market interest rates. Fixed maturity securities represent a significant portion (70.5% as of December 31, 2010) of our investment portfolio. Our exposure to interest rate risk relates to the market price or cash flow variability associated with the changes in market interest rates. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources sections of the MD&A. The fair market value of these fixed maturity securities are inversely related to changes in market interest rates. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable as market values of the fixed maturity security rises. As interest rates rise the inverse occurs and the market value of fixed maturity securities fall. We utilize our ALM Committee as the primary tool to monitor interest rate risk. The carrying value of our investment portfolio as of December 31, 2010, 2009 and 2008 was $17.9 billion, $16.6 billion and $14.5 billion, respectively; of which 47.5% at year-end 2010 was invested in held-to-maturity bonds, 23.0% was invested in available for-sale bonds, and the remaining amounts were invested primarily in equity securities, mortgage loans, policy loans, real estate and short term investments. Detailed information regarding the carrying values of our investment portfolio can be found in the Investments section of the MD&A.

The interest rate exposure for our investments in mortgage loans is a component of our interest rate risk. As of December 31, 2010, these mortgage loans have fixed rates from 5.2% to 12.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three years to thirty years.
Market interest rate changes have a direct impact on the value of our available-for-sale bonds. At December 31, 2010, we had a net unrealized gain of $198.3 million compared to a net unrealized investment gain of $77.5 and a net unrealized loss of $438.8 million at December 31, 2009 and 2008, respectively. These changes were primarily the result of significant improvement in the credit markets during those years. Information regarding our unrealized gains or losses is disclosed in Part II Item 8 Financial Statements and Supplementary Data — Note 3 — Investments.
Interest Rate sensitivity analysis: The table below shows the estimated sensitivity of our fixed maturity investments to increases and decreases in interest rates and the pre-tax change in market value resulting from such changes (in thousands):

	Increase/(Decrease) in Market Value Given an Interest rate
	Increase/(Decrease) of X Basis Points
	(100)	(50)	50	100

Year ended December 31, 2010
Investment portfolio	$529,510	$263,245	$(261,875)	$(520,447)

Year ended December 31, 2009
Investment portfolio	$489,843	$245,091	$(245,733)	$(489,148)
Actual results could differ materially from the amounts noted above due to the assumptions and estimates used in calculating the analysis above. Our interest rate sensitivity analysis was calculated assuming instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/-100bps, and +/-50bps. All other variables were assumed to remain constant. Therefore, these calculations may not fully reflect any prepayment to the portfolio, changes in corporate spreads or non-parallel changes in interest rates.
In addition to our fixed maturity securities being subject to interest-rate risk, we also have liabilities that are sensitive to interest-rate risk. These liabilities include annuities and interest-sensitive insurance contracts, which have the same type of interest rate exposure as our fixed maturity securities.
We employ a combination of product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements on these liabilities. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. ALM strategies include the use of derivatives to hedge equity-indexed annuity value changes, the purchase of securities structured to protect against prepayments, prepayment restrictions or fees on mortgage loans, and consistent monitoring of the pricing of our products in order to better match the duration of the assets and liabilities.
In addition to interest rate fluctuations impacting our assets and liabilities, we are also exposed to disintermediation risk. Disintermediation risk refers to the risk that interest rates will rise and policy loans and surrenders will increase, or that maturing policies will not renew at anticipated rates of renewal. This risk manifests itself when, due to rapid changes in interest rates, policyholders move their assets into new products offering higher rates. We may then have to sell assets earlier than anticipated to pay for these withdrawals. Our life insurance and annuity product designs, underwriting standards and risk management techniques are utilized to minimize or mitigate disintermediation risk and greater than expected mortality and morbidity risks. We strive to mitigate disintermediation risk through the use of surrender charges, certain provisions prohibiting the surrender of a policy, and market value adjustment features. Investment guidelines, including duration targets, asset allocation tolerances and return objectives, help to ensure that disintermediation risk is managed within the constraints of profitability criteria. Prudent underwriting is applied to select and price insurance risks, and we regularly monitor claims experience relative to our product pricing assumptions. Implementation of disciplined claims management serves to further protect against fraudulent and unjustified claims activity.

Credit Risk
We are exposed to credit risk. Credit risk is the level of certainty that an issuer or borrower will honor its obligation under the terms of a security or loan. Our insurance and annuity products are primarily supported by investments in fixed maturity securities, which primarily include investment grade bonds and collateralized mortgage loans. Information regarding the credit quality of our fixed maturity securities can be found in the Bonds discussion in the Investments section of the MD&A.
To manage credit risk, we have an established, formal Investment Plan approved by our Board of Directors. Collectively, these documents provide issuer and geographic concentration limits, investment size limits and other applicable parameters such as loan to value guidelines. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review and approval of our Finance Committee.
We are also exposed to credit risk because of our purchases of reinsurance. We manage our underwriting risk exposures by following the industry practice of reinsuring portions of our insurance risks. We purchase reinsurance from several providers and are not dependent on any single reinsurer. While we believe these reinsurance providers are reputable and have the financial strength to meet their obligations, our reinsurance program does result in us being subject to credit risk of default of the reinsurer. Reinsurance does not eliminate our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure.
Equity Risk
Equity risk is the risk that we will incur losses due to adverse changes in the general levels of the equity investment markets or in the levels of specific investments within the investment portfolio. At December 31, 2010, we held approximately $1.1 billion of equity investments, which had equity risk. Our exposure to the equity markets is managed by sector and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We continue to mitigate our equity risk by diversification of the overall investment portfolio and through prudent investing activities in the equity markets.
Changes in Accounting Principles
Refer to Part II Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies and Practices,for a discussion on recently issued accounting pronouncements not yet adopted.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American National Insurance Company:
We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Insurance Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new FASB guidance.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Insurance Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 2, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American National Insurance Company:
We have audited American National Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American National Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of American National Insurance Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 2, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 2, 2011

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Years ended December 31,
	2010	2009	2008
PREMIUMS AND OTHER REVENUE
Premiums
Life	$282,160	$284,530	$299,338
Annuity	174,193	220,284	116,248
Accident and health	263,294	309,701	290,883
Property and casualty	1,158,261	1,159,509	1,182,026
Other policy revenues	185,805	179,504	174,899
Net investment income	911,915	839,777	795,442
Realized investments gains (losses)	79,728	5,248	(13,483)
Other-than-temporary impairments	(5,666)	(79,103)	(365,551)
Other income	17,398	19,000	22,777

Total revenues	3,067,088	2,938,450	2,502,579

BENEFITS, LOSSES AND EXPENSES
Policy Benefits
Life	294,177	297,719	296,078
Annuity	205,948	249,709	142,867
Accident and health	184,554	239,407	223,055
Property and casualty	923,736	923,064	939,854
Interest credited to policy account balances	393,119	370,563	299,833
Commissions for acquiring and servicing policies	448,880	459,943	475,345
Other operating costs and expenses	454,146	471,920	493,907
Change in deferred policy acquisition costs	(40,095)	(63,611)	(67,439)

Total benefits, losses and expenses	2,864,465	2,948,714	2,803,500

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	202,623	(10,264)	(300,921)
Provision (benefit) for federal income taxes
Current	58,946	(14,203)	(35,016)
Deferred	(3,738)	(16,825)	(87,378)

Total provision (benefit) for federal income taxes	55,208	(31,028)	(122,394)

Equity in earnings (losses) of unconsolidated affiliates, net of tax	(3,169)	(4,216)	4,965

Income (loss) from continuing operations	144,246	16,548	(173,562)
Income (loss) from discontinued operations, net of tax (See Note 19)	(1,275)	(1,381)	19,533

Net income (loss)	142,971	15,167	(154,029)

Less: Net loss attributable to noncontrolling interest	(1,055)	(458)	(31)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$144,026	$15,625	$(153,998)

Amounts available to American National Insurance Company common stockholders
Earnings (loss) per share:
Basic	$5.42	$0.59	$(5.82)
Diluted	5.40	0.59	(5.82)

Weighted average common shares outstanding	26,559,035	26,528,832	26,479,832
Weighted average common shares outstanding and dilutive potential common shares	26,687,158	26,597,476	26,479,832
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except for share and per share data)

	December 31,
	2010	2009
ASSETS
Investments, other than investments in unconsolidated affiliates
Fixed maturity securities:
Bonds held-to-maturity	$8,513,550	$7,461,711
Bonds available-for-sale	4,123,613	4,213,550
Equity securities:
Preferred stocks	36,867	35,717
Common stocks	1,045,888	934,754
Mortgage loans on real estate, net of allowance	2,679,909	2,229,659
Policy loans	380,505	364,354
Investment real estate, net of accumulated depreciation of $202,111 and $209,115	521,768	635,110
Short-term investments	486,206	636,823
Other invested assets	119,251	94,442

Total investments	17,907,557	16,606,120

Cash and cash equivalents	101,449	161,483
Investments in unconsolidated affiliates	195,472	156,809
Accrued investment income	201,286	191,737
Reinsurance ceded receivables	355,188	371,654
Prepaid reinsurance premiums	41,198	53,545
Premiums due and other receivables	287,184	282,865
Deferred policy acquisition costs	1,318,426	1,330,981
Property and equipment, net	77,974	88,705
Current federal income taxes	7,764	29,474
Deferred federal income taxes	—	5,034
Other assets	138,978	152,722
Separate account assets	780,563	718,378

Total assets	$21,413,039	$20,149,507

LIABILITIES
Policyholder funds
Future policy benefits:
Life	$2,539,334	$2,485,886
Annuity	865,480	783,065
Accident and health	81,266	88,545
Policy account balances	10,475,159	9,567,860
Policy and contract claims	1,298,457	1,302,653
Participating policyholder share	177,794	162,794
Other policyholder funds	889,446	919,864

Total policyholder liabilities	16,326,936	15,310,667

Liability for retirement benefits	187,453	180,909
Current portion of long-term notes payable	47,632	34,297
Long-term notes payable	12,508	39,545
Deferred federal income taxes	53,737	—
Other liabilities	368,332	393,302
Separate account liabilities	780,563	718,378

Total liabilities	17,777,161	16,677,098

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,820,977 shares	30,832	30,832
Additional paid-in capital	15,190	11,986
Accumulated other comprehensive income	225,212	117,649
Retained earnings	3,459,911	3,398,492
Treasury stock, at cost	(98,494)	(98,505)

Total American National stockholders’ equity	3,632,651	3,460,454
Noncontrolling interest	3,227	11,955

Total stockholders’ equity	3,635,878	3,472,409

Total liabilities and stockholders’ equity	$21,413,039	$20,149,507

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for per share data)

	Years ended December 31,
	2010	2009	2008

Common Stock
Balance at beginning and end of the year	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	11,986	7,552	6,080
Issuance of treasury shares as restricted stock	(11)	179	(1,139)
Tax benefit on excess restricted stock	—	439	—
Amortization of restricted stock	3,215	3,816	2,611

Balance as of December 31,	15,190	11,986	7,552

Accumulated Other Comprehensive Income
Balance as of January 1,	117,649	(221,148)	145,972
Change in unrealized gain (loss) on available-for-sale securities, net	109,006	383,098	(331,828)
Cumulative adjustment for accounting change on other-than-temporary impairments on debt securities	—	(50,411)	—
Foreign exchange adjustments	276	664	(247)
Defined benefit plans adjustment	(1,719)	5,446	(35,045)

Balance as of December 31,	225,212	117,649	(221,148)

Retained Earnings
Balance as of January 1,	3,398,492	3,414,946	3,653,365
Net income (loss) attributable to American National Insurance Company and Subsidiaries	144,026	15,625	(153,998)
Cash dividends to common stockholders ($3.08 per share)	(82,607)	(82,490)	(82,651)
Effect of ASC 715 change in measurement date	—	—	(1,770)
Cumulative adjustment for accounting change on other-than-temporary impairments on fixed maturity securities	—	50,411	—

Balance as of December 31,	3,459,911	3,398,492	3,414,946

Treasury Stock
Balance as of January 1,	(98,505)	(98,326)	(99,465)
Net issuance of restricted stock	11	(179)	1,139

Balance as of December 31,	(98,494)	(98,505)	(98,326)

Noncontrolling Interest
Balance as of January 1,	11,955	8,377	4,539
Contributions	466	4,392	4,279
Distributions	(278)	(109)	(427)
Loss attributable to noncontrolling interest	(1,623)	(705)	(14)
Effect of ASU 2009-17 implementation	(7,293)	—	—

Balance as of December 31,	3,227	11,955	8,377

Total Equity
Balance as of December 31,	$3,635,878	$3,472,409	$3,142,233

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2010	2009	2008

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$144,026	$15,625	$(153,998)

Other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on available-for-sale securities, net	109,006	383,098	(331,828)
Foreign exchange adjustments	276	664	(247)
Defined benefit plans adjustment	(1,719)	5,446	(35,045)

Total other comprehensive income (loss)	107,563	389,208	(367,120)

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$251,589	$404,833	$(521,118)

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss) attributable to American National Insurance Company and Subsidiaries	$144,026	$15,625	$(153,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on investments	(79,575)	(3,406)	14,158
Other-than-temporary impairments	5,666	79,103	365,551
Amortization of discounts and premiums on bonds	19,463	16,215	16,654
Net capitalized interest on policy loans and mortgage loans	(30,310)	(27,881)	3,511
Depreciation	40,017	44,744	26,496
Interest credited to policy account balances	393,119	370,563	299,833
Charges to policy account balances	(185,805)	(173,360)	(191,238)
Deferred federal income tax benefit	(3,738)	(16,825)	(87,378)
Deferral of policy acquisition costs	(481,600)	(477,417)	(491,342)
Amortization of deferred policy acquisition costs	441,505	413,806	424,005
Equity in (earnings) losses of unconsolidated affiliates	4,875	6,488	(7,639)
Changes in:
Policyholder funds liabilities	101,615	32,629	88,908
Reinsurance ceded receivables	16,466	111,192	(44,780)
Premiums due and other receivables	(4,319)	42,154	(38,419)
Accrued investment income	(9,549)	(6,936)	(1,952)
Current federal income tax liability/recoverable	21,710	38,853	(65,182)
Liability for retirement benefits	6,544	(3,215)	6,018
Prepaid reinsurance premiums	12,347	7,888	5,339
Other, net	(11,486)	21,170	3,136

Net cash provided by operating activities	400,971	491,390	171,681

INVESTING ACTIVITIES
Proceeds from sales of:
Bonds	283,124	82,861	6,353
Equity securities	166,923	182,871	129,270
Real estate	30,412	4,837	4,500
Mortgage loans	—	—	2,294
Other invested assets	22,550	1,806	9,896
Disposals of property and equipment	1,602	1,608	1,380
Distributions from unconsolidated affiliates	10,920	11,310	12,332
Proceeds from maturities/redemption of:
Bonds	1,051,197	835,722	850,081
Equity securities	1,556	—	—
Principal payments received on:
Mortgage loans	151,828	116,365	144,497
Policy loans	49,599	45,591	9,459
Purchases of investments:
Bonds	(2,160,997)	(1,538,440)	(1,270,774)
Equity securities	(146,488)	(53,758)	(290,979)
Real estate	(26,842)	(127,281)	(78,119)
Mortgage loans	(536,830)	(477,275)	(520,426)
Policy loans	(41,749)	(32,129)	(20,447)
Other invested assets	(44,867)	(31,572)	(21,795)
Additions to property and equipment	(9,359)	(13,178)	(25,024)
Contributions to unconsolidated affiliates	(36,083)	(20,042)	(38,514)
Change in short-term investments	150,617	(341,653)	403,092
Other, net	2,075	(256)	2,483

Net cash used in investing activities	(1,080,812)	(1,352,613)	(690,441)

FINANCING ACTIVITIES
Policyholders’ deposits to policy account balances	1,722,505	2,268,201	1,996,836
Policyholders’ withdrawals from policy account balances	(1,022,520)	(1,191,021)	(1,446,521)
Change in notes payable	2,429	(38,080)	(16,877)
Dividends to stockholders	(82,607)	(82,490)	(82,651)

Net cash provided by financing activities	619,807	956,610	450,787

NET INCREASE (DECREASE) IN CASH	(60,034)	95,387	(67,973)
Cash:
Beginning of the year	161,483	66,096	134,069

End of year	$101,449	$161,483	$66,096

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
American National Insurance Company and its consolidated subsidiaries (collectively “American National”) operate primarily in the insurance industry. Operating on a multiple product line basis, American National offers a broad line of insurance coverage, including individual and group life insurance, health insurance, annuities, and property and casualty insurance. In addition, through non-insurance subsidiaries, American National invests in stocks and real estate. The majority of revenues are generated by the insurance business. Business is conducted in all states and the District of Columbia, as well as Puerto Rico, Guam and American Samoa. Various distribution systems are utilized, including multiple-line exclusive agents, independent agents, third-party marketing organizations, career agents, and direct sales to the public.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting.
BASIS OF PRESENTATION
The accompanying consolidated financial statements are reported in U.S. currency. All material intercompany transactions with consolidated entities have been eliminated.
American National consolidates all entities that are wholly-owned and those in which they own less than 100% but control, as well as any variable interest entities in which they are the primary beneficiary.
Certain amounts in prior years have been reclassified to conform to current year presentation.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates. The following estimates have been identified as critical in that they involve a high degree of judgment and are subject to a significant degree of variability:
•	Other-than-temporary impairment (“OTTI”);
•	Deferred policy acquisition costs;
•	Reserves;
•	Reinsurance;
•	Pension and postretirement benefit plans;
•	Litigation contingencies; and
•	Federal income taxes.
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

INVESTMENTS
Fixed maturity securities
Bonds that are classified as held-to-maturity are carried at amortized cost. The carrying value of these debt securities is expected to be realized, due to American National’s ability and intent to hold these securities until maturity or market recovery. Bonds classified as available-for-sale are carried at fair value.
Equity Securities
All common and preferred stocks are classified as available-for-sale and are carried at fair value.
Unrealized gains and losses
For all investments carried at fair value (excluding derivative instruments), the unrealized gains or losses (differences between cost and fair value), net of applicable federal income taxes, are reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss).
Mortgage loans
Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, American National will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, or (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent. American National also establishes allowances for loan losses for groups of loans with similar characteristics, such as mortgage loans based on similar property types, when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to accrue for loans on which interest is generally more than 90 days past due and/or when the collection of interest is not considered probable. Income on past due loans is reported on cash basis. Cash receipts on such impaired loans are recorded as a reduction of principal, interest income, expense reimbursement or other manner in accordance with the loan agreement. Gains and losses from the sale of loans and changes in valuation allowances are reported in “Realized investment gains (losses)” in the consolidated statements of operations.
Policy loans
Policy loans are carried at cost, which approximates fair value.
Investment real estate
Real estate investments, including related improvements, are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 15 to 50 years). Rental income is recognized on a straight-line basis over the term of the respective leases. American National classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. American National periodically reviews its real estate investments for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in “Realized investment gains (losses)” in the consolidated statements of operations. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks as well as other appraisal methods. Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.
Real Estate Joint Ventures and Other Limited Partnership Interests
American National uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of private equity funds in which it has more than a minor interest or more than a minor influence over the joint ventures or partnership’s operations, but it does not have a controlling interest and is not the primary beneficiary. For certain joint ventures American National records its share of earnings using a three-month lag methodology for all instances where the timely financial information is available and the contractual right exists to receive such financial information. In addition to the investees performing regular evaluations for the impairment of underlying investments, American National routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. American National considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an OTTI is deemed to have occurred, American National records a realized capital loss within “Equity in earnings (losses) of unconsolidated affiliates” to record the investment at its estimated fair value.
Short-term investments
Short-term investments, comprised of commercial paper, are carried at amortized cost, which approximates fair value.
Other invested assets
Other invested assets, comprised primarily of tax credit partnerships, CAPCO investments and mineral rights, are carried at cost, less allowance for depletion, where applicable. Other invested assets also includes derivative investments (equity-indexed options) which are carried at fair value. Impairments for other invested assets are considered on an individual basis.
Impairments
An OTTI has occurred for a fixed maturity security in an unrealized loss position when American National either (a) has the intent to sell the fixed maturity security or (b) it is more-likely—than-not that it will be required to sell the fixed maturity security before its anticipated recovery of its amortized costs basis. If either criterion is met, an OTTI is recognized in earnings in the amount of the amortized cost basis of the fixed maturity security in excess of its fair value, as of the impairment measurement date.
For all fixed maturity securities in unrealized loss positions which American National does not intend to sell and for which it is not more-likely-than-not that it will be required to sell before its anticipated recovery, American National assesses whether the amortized cost basis of the fixed maturity security will be recovered by comparing the net present value of cash flows expected to be collected from the fixed maturity security with its amortized cost basis. Management estimates cash flows expected to be collected from the fixed maturity security using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. The net present value of cash flows expected to be collected from the fixed maturity security is calculated by discounting management’s best estimate of cash flows expected to be collected on the fixed maturity security at the effective interest rate implicit in the fixed maturity security when acquired. If the net present value of the cash flows expected to be collected from the fixed maturity security is less than the amortized cost basis of the fixed maturity security, an OTTI has occurred in the form of a credit loss. The credit loss is recognized in earnings in the amount of excess amortized cost over the net present value of the cash flows expected to be collected from the fixed maturity security. If the fair value of the fixed maturity security is less than its net present value of the cash flows expected to be collected from the fixed maturity security at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) in the amount of the fair value of the fixed maturity security that is less than the net present value of the cash flows expected to be collected from the fixed maturity security.
After the recognition of an OTTI, the fixed maturity security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to its previous amortized cost basis less the related OTTI recognized in earnings. The new amortized cost basis of an other-than-temporary impaired security is not adjusted for subsequent increases in estimated fair value. Should there be a significant increase in the estimate of cash flows expected to be collected from a previously impaired fixed maturity security, the increase would be accounted for prospectively by accreting it as interest income over the remaining life of the fixed maturity security.
All equity securities, real estate and other invested assets are regularly reviewed for other-than-temporary impairment based on criteria that include the extent to which cost exceeds fair value, the duration of the market decline, and the financial health of and specific prospects for the issuer, borrower, or tenants. Unrealized losses that are determined to be other-than-temporary are recognized in current period income as a realized loss.
Derivative instruments and hedging activities
American National purchases derivative instruments as hedges of a recognized asset or liability, which are recorded on the consolidated statements of financial position at fair value. The change in fair value of derivative assets is reported as “Net investment income” in the consolidated statements of operations. The change in fair value of embedded derivative liabilities is reported through “Interest credited to policy account balances” in the consolidated statements of operations. Derivative instruments held at December 31, 2010 and 2009 had an immaterial impact on the consolidated statements of operations and consolidated statements of cash flows.
American National does not apply hedge accounting treatment to its hedging activities.
Investments in unconsolidated affiliates
These assets are primarily investments in real estate and equity fund joint ventures, and are accounted for under the equity method of accounting.
CASH AND CASH EQUIVALENTS
American National considers cash on-hand and in banks plus amounts invested in money market funds as cash and cash equivalents for purposes of the consolidated statements of financial position and consolidated statements of cash flows.
PROPERTY AND EQUIPMENT
These assets consist of buildings occupied by American National, electronic data processing equipment, and furniture and equipment. These assets are carried at cost, less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods that are allowed under GAAP over the estimated useful lives of the assets (3 to 50 years).

FOREIGN CURRENCIES
Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the report date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Accumulated other comprehensive income (loss)” in the consolidated statements of financial position.
INSURANCE SPECIFIC ASSETS AND LIABILITIES
Deferred policy acquisition costs
Deferred policy acquisition costs (“DAC”) represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. Significant costs are incurred in connection with acquiring insurance business, including commissions and certain other expenses. The deferred costs are recorded and reported as “deferred policy acquisition costs” in the asset section of the consolidated statements of financial position. The deferred costs are subsequently amortized over the lives of the underlying contracts in relation to the anticipated emergence of premiums, gross margins, or gross profits, depending on the type of product.
The DAC on traditional life and health products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The amount of DAC is reduced by a provision for possible inflation of maintenance and settlement expenses in the determination of such amounts by means of grading interest rates.
Costs deferred on universal life, limited pay and investment-type contracts are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect on the DAC that would result from realization of unrealized gains (losses) is recognized with an offset to “Accumulated other comprehensive income (loss)” in the consolidated statements of financial position as of the reporting date. It is possible that a change in interest rates could have a significant impact on the DAC calculated for these contracts.
DAC associated with property and casualty insurance business consists principally of commissions, underwriting and issue costs. These deferred costs are amortized over the coverage period of the related policies, in relation to premium revenue recognized.
For short-duration and long-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in assessing the recoverability of DAC for short-duration contract.
Future policy benefits
For traditional products, liabilities for future policy benefits have been provided on a net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time that the policies were issued. Estimates used are based on the American National’s experience, as adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from existing assumptions the estimates are revised for current and future issues.
Future policy benefits for universal life and investment-type contracts reflect the current account value before applicable surrender charges.

Reinsurance
In the normal course of business, American National participates in reinsurance to limit its exposure to loss on any single insured and to provide additional capacity for future growth. Reinsurance ceded receivable includes amounts owed to American National in respect of paid and unpaid ceded losses and loss expenses, and presented net of a reserve for non-recoverability.
Recoveries on our gross ultimate losses are generally determined by review of individual large claims as well as by estimating the ceded portion of incurred but not reported (“IBNR”) using assumed distribution of claim loss by percentage retained. The most significant assumption used is the average size of the individual losses for those claims that have occurred but have not yet been recorded. The reinsurance ceded receivable is based on what American National believes are reasonable estimates. However, the ultimate amount of the reinsurance ceded receivable is not known until all losses are settled. Refer to Note 11 further information.
Reserves for losses and loss expenses
American National establishes property and casualty reserves to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and reserves for IBNR claims. Case reserves include the liability for claims that were reported to American National, but not yet paid. IBNR reserves include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future as well as claims which have been incurred but not yet reported to American National. These reserves also include an estimate of the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.
PREMIUM REVENUE AND POLICY BENEFITS
Traditional ordinary life and health
Life and accident and health premiums are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the life of the policy contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of DAC.
Annuities
Single premium immediate annuity premiums are recognized as revenue when due. Deferred annuity premiums are not recognized as revenue. Instead, revenues from deferred annuity contracts represent amounts assessed against contract holders. Such assessments are principally surrender charges and, in the case of variable annuities, administrative fees. Policy account balances for deferred annuities represent the deposits received plus accumulated interest less withdrawals and applicable accumulated administrative fees.
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
Property and casualty
Property and casualty premiums are recognized as revenue proportionately over the contract period, net of reinsurance ceded. Policy benefits consist of actual claims paid and the change in reserves for losses and loss adjustment expenses, net of reinsurance received and recoverable.

PARTICIPATING INSURANCE POLICIES
A portion of the life insurance portfolio is written on a participating basis. Participating business comprised approximately 9.3% of the life insurance in-force at December 31, 2010 and 12.6% of life premiums in 2010. Of the total participating business, 74.8% was written by Farm Family Life Insurance Company (“Farm Family Life”). For the participating business excluding Farm Family Life, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.
For the Farm Family Life participating business, profits earned on participating business are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in-force. Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses), net of tax.
FEDERAL INCOME TAXES
American National and its eligible subsidiaries will file a consolidated life and non-life federal income tax return for 2010. Certain subsidiaries that are consolidated for financial reporting are not eligible to be included in the consolidated federal income tax return. Separate provisions for income taxes have been determined for these entities.
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
American National recognizes tax benefits on uncertain tax positions only if it is “more-likely-than-not” that the tax position will be sustained by taxing authorities, based on the technical merits of the position. Tax benefits recognized in the consolidated financial statements are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Tax benefits not meeting the “more-likely-than-not” threshold, if applicable, are included with “Other liabilities” in the consolidated statements of financial position.
Interest expense and penalties, if applicable, are classified as “Other operating costs and expenses” in the consolidated statements of operations.
PENSION AND POSTRETIREMENT BENEFIT PLANS
American National maintains one open qualified defined benefit pension plan and one qualified defined benefit pension plan that is closed to new participants. In addition, they also sponsor three non-qualified defined benefit pension plans that restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits for certain key executives. American National also provides certain health and life insurance benefits to qualified current and former employees. American National recognizes the funded status of defined benefit pension and other postretirement benefit plans, on the consolidated statements of financial position.
The pension benefit and postretirement benefit obligations and related costs for all plans are calculated using actuarial concepts in accordance with the relevant GAAP pronouncements. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. American National evaluates these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.

American National uses a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. To determine the expected long-term rate of return on plan assets, a building-block method is used. The expected rate of return on each asset is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate). Using this approach, the precise expected return derived will fluctuate somewhat from year to year; however, it is American National’s policy to hold this long-term assumption relatively constant.
The assumptions used in the measurement of the pension benefit obligations for 2010 and 2009 include: the discount rate, long-term rate of return, and rate of compensation increase. For further information, refer to Note 17.
STOCK-BASED COMPENSATION
Stock Appreciation Rights
American National awards stock appreciation rights (“SARs”) to certain executive officers. Upon the exercise of a vested SAR, a holder would be entitled to receive cash payment in an amount equal to the excess of the market value of a share of stock on the exercise date over the market value of a share of stock on the grant date, multiplied times the number of SARs exercised. The compensation cost accrued related to the SAR award is included in “Other liabilities” in the consolidated statements of financial position. SARs vest over five years and will expire five years from the date of vesting.
The measurement of the liability and compensation cost is based on the fair value of the awards and is remeasured each reporting period through the date of settlement. American National estimates the SAR’s fair value using the Black-Scholes-Merton option-pricing model. The key assumptions used in the model include: the stock price on the date of grant, the stock price on the date of remeasurement, expected life of the SARs and the risk-free rate of return. The compensation cost is amortized over the vesting period of the award based on the proportionate amount of the period vested.
Restricted Stock Units
American National grants restricted stock units (“RSU”) awards to certain executive officers. RSUs generally vest over two years from the date of grant and are then converted to American National’s common stock on a one for one basis. The compensation cost accrued related to the RSU award is included in “Additional paid-in capital” in the consolidated statements of financial position.
The measurement of the equity and compensation cost is based on the fair value of the RSU awards. Fair value of the RSU award is estimated as the value of the underlying stock at the date of grant. The compensation cost is amortized over the vesting period of the award based on the proportionate amount of the period vested. The compensation cost is not subsequently adjusted for changes in the value of the underlying stock until the settlement date.
Restricted Stock Awards
American National grants restricted stock (“RS”) awards to certain executive officers and directors. The RS award entitles the grantee to full dividend and voting rights. Each RS award has the value of one share of restricted stock upon vesting. The RS award vest over ten years from the date of grant and are then released from forfeiture restrictions. The compensation cost accrued related to the RS award is included in “Additional paid-in capital” in the consolidated statements of financial position.
The measurement of the equity and compensation cost is based on the fair value of the RS awards. Fair value of the RS award is estimated as the value of the underlying common stock at the date of grant. The compensation cost is amortized over the vesting period of the award based on the proportionate amount of the period vested. The compensation cost is not subsequently adjusted for changes in the value of the underlying stock.

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
LITIGATION CONTINGENCIES
American National reviews existing litigation matters and potential litigation items with counsel quarterly to determine if any adjustments to reserves for possible losses are necessary. Reserves for losses are established whenever they are probable and estimable. American National establishes reserves based on the best estimate of the probable loss. If no one number within the range of possible losses is more probable than any other, a reserve is recorded based on the low end of the estimated range.
ADOPTION OF NEW ACCOUNTING STANDARDS
On April 1, 2009, American National adopted accounting guidance contained within ASC 320, “Investments — Debt and Equity Securities” (formerly FSP FAS No. 115-2/124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), (“ASC 320”). This guidance required entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that is does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (the “non-credit loss”) is recorded in other comprehensive income (loss). ASC 320 was effective for interim and annual periods ending after June 15, 2009. As of the beginning of the interim period of adoption, ASC 320 required a cumulative-effect adjustment to reclassify the non-credit component of previously recognized OTTI losses from retained earnings to other comprehensive loss. Upon adoption of ASC 320, a cumulative-effect adjustment of $50,411,000, net of taxes, was recorded as an adjustment to retained earnings with a corresponding adjustment to accumulated other comprehensive income.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The disclosures required by this revised guidance are provided in Note 4.
As a result of the adoption of this guidance, American National deconsolidated certain partnerships for which American National does not have the power to direct the activities of the partnership that most significantly impact its economic activities, and for which it has concluded it is not the primary beneficiary. Additionally, American National is now consolidating certain partnerships that were not previously consolidated. See Note 4 for disclosure of the net impact of the consolidation and deconsolidation on American National’s consolidated financial statements.
In January 2010, the FASB issued an Accounting Standards Update (“ASU”) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification (“ASU 2010-02”), which amended ASC Topic 810, Consolidations (“ASC 810”). ASU 2010-02 changed ASC 810 by excluding some dispositions of not-for-profit activities and assets sales such as in-substance real estate from its scope. This guidance also required expanded disclosures about changes in ownership of subsidiaries. ASU 2010-02 is effective for interim and annual periods commencing after December 15, 2009. Accordingly, this guidance was adopted on January 1, 2010 and did not have a material effect on American National’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2010-06 was issued to improve and expand fair value disclosures. Newly required disclosures are as follows: 1) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820; 2) provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method; and 3) provide fair value disclosures for each class of assets and liabilities. This guidance is effective for interim and annual periods commencing after December 15, 2009, except for the disclosure of the reconciliation of the Level 3 activities, which is effective for annual periods commencing after December 15, 2010. Accordingly, American National adopted this guidance on January 1, 2010, except for the disclosure of the reconciliation of the Level 3 activities, which will be adopted effective January 1, 2011. Other than requiring additional disclosures, adoption of this guidance on January 1, 2010 did not have a material impact on American National’s consolidated financial statements. The residual portion of the guidance to be adopted on January 1, 2011 is not expected to have a material impact on American National’s consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (“ASU 2010-09”), which amended ASC Topic 855, Subsequent Events (“ASC 855”). ASU 2010-09 amended ASC 855 by removing the requirement for an entity that files or furnishes financial statements with the SEC to disclose a date through which subsequent events have been evaluated in both originally issued and restated financial statements. This ASU removed potential conflicts with the SEC’s guidance. ASU 2010-09 was effective upon its issuance. Accordingly, this guidance was adopted on February 28, 2010 and did not have a material effect on American National’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). This ASU amended ASC Topic 310, Receivables (“ASC 310”), related to financing receivables’ credit quality and credit loss disclosures. Additional disclosures are now required that enable readers of the financial statements to understand the nature of the credit risk inherent in the financing receivable portfolio, how the portfolio’s credit risk is analyzed and assessed in order to arrive at the allowance for credit losses for each portfolio, and the changes and underlying reason for the changes in the allowance for credit losses for each portfolio. Disclosures previously required for financing receivables are now required to be disclosed on a disaggregated basis. In addition, new disclosures under ASU 2010-20 are required for each financing receivable class including credit quality indicators of financing receivables at the end of the reporting period, aging of past due financing receivables, the nature and extent of troubled debt restructurings that occurred during the reporting period, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, and significant purchases and sales of financing receivables during the reporting period. The ASU 2010-20 disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. Disclosures concerning the activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. Refer below to ASU No. 2011-01 for a discussion on the deferral of the effective date for certain disclosure requirements in ASU 2010-20. Accordingly, American National partially adopted ASU 2010-20’s disclosure requirements effective January 1, 2010. ASU 2010-20 did not materially impact American National’s consolidated financial statements but has expanded its disclosures related to mortgage loans. The residual portion of the guidance to be adopted on January 1, 2011 is not expected to have a material impact on American National’s consolidated financial statements.
In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”), which amended ASC 310. This update temporarily delays the effective date of the disclosures about troubled debt restructuring required within ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. FASB expects the revised guidance to be effective for interim and annual periods that end after June 15, 2011. ASU 2011-01 is effective upon issuance. Accordingly, this update was retrospectively adopted on Decembe 31, 2010 and did not have a material effect on American National’s consolidated financial statements.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS
ASU 2010-06 guidance was bifurcated between two effective dates. The disclosure requirement for a reconciliation of Level 3 activities is effective for annual periods commencing after December 15, 2010. American National’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on American National’s consolidated financial statements. Refer to the above discussion on ASU 2010-06 for further information.
In April 2010, the FASB issued ASU No. 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments (“ASU 2010-15”), which amended ASC Subtopic 944-80, Financial Services — Insurance — Separate Accounts. ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policyholder. This guidance also clarifies that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. ASU 2010-15 is effective for interim and annual periods commencing after December 15, 2010. Early adoption is permitted and guidance is to be applied retrospectively to all prior periods upon adoption. American National’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on American National’s consolidated financial statements.
ASU 2010-20 was bifurcated between two effective dates. The disclosure requirements for activities that occur during a reporting period are effective for interim and annual periods commencing after December 15, 2010. American National’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on American National’s consolidated financial statements. Refer to the above discussion on ASU 2010-20 for further information.
ASU 2011-01 temporarily delays the effective date of the disclosures requirements about troubled debt restructuring in ASU 2010-20. FASB will be issuing revised disclosure requirements on troubled debt restructuring which it anticipates to be effective for interim and annual periods ending after June 15, 2011. Refer to the above discussion on ASU 2010-20 and ASU 2011-01 for further information.
In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26), which amended ASC Topic 944, Financial Services — Insurance. The new guidance redefines the term “acquisition cost” and added the term “incremental direct cost of contract acquisition” to the master glossary. These changes limit the deferrable cost to those costs that are related directly to the successful acquisition of insurance contracts and those that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. The new guidance also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising under ASC Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs are met. ASU 2010-26 is effective for interim and annual periods, commencing after December 15, 2011. Accordingly, this guidance is expected to be adopted by American National on January 1, 2012. American National is currently assessing the effect that ASU 2010-26 will have on its consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amended ASC Topic 805, Business Combinations (“ASC 805”). The objective of this guidance is to eliminate diversity in the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date occurs following the first annual reporting period which commences after December 15, 2010. The guidance is required in interim and annual reporting periods. Early adoption is permitted. American National’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on American National’s consolidated financial statements.

3. INVESTMENTS
The cost or amortized cost and estimated fair value of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

	Year ended December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,117	$288	$—	$23,405
States of the U.S. and political subdivisions of the states	422,249	7,117	(6,920)	422,446
Foreign governments	29,020	4,910	—	33,930
Corporate debt securities	7,293,501	478,353	(33,077)	7,738,777
Residential mortgage-backed securities	661,516	33,702	(3,398)	691,820
Commercial mortgage-backed securities	31,340	—	(17,758)	13,582
Collateralized debt securities	8,562	80	(327)	8,315
Other debt securities	44,245	3,314	—	47,559

Total bonds held-to-maturity	8,513,550	527,764	(61,480)	8,979,834

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,268	643	(4)	13,907
States of the U.S. and political subdivisions of the states	583,163	15,142	(4,193)	594,112
Foreign governments	5,000	1,967	—	6,967
Corporate debt securities	3,030,671	197,485	(26,587)	3,201,569
Residential mortgage-backed securities	259,560	13,250	(1,417)	271,393
Collateralized debt securities	19,468	1,459	(218)	20,709
Other debt securities	14,187	769	—	14,956

Total bonds available-for-sale	3,925,317	230,715	(32,419)	4,123,613

Total fixed maturity securities	12,438,867	758,479	(93,899)	13,103,447

Equity securities
Common stock
Consumer goods	154,106	63,538	(1,052)	216,592
Energy and utilities	121,727	72,471	(933)	193,265
Finance	119,975	55,175	(1,571)	173,579
Healthcare	78,256	31,907	(1,654)	108,509
Industrials	59,856	47,649	—	107,505
Information technology	108,178	62,284	(161)	170,301
Materials	16,469	15,540	—	32,009
Telecommunication services	31,678	12,484	(34)	44,128

Total common stock	690,245	361,048	(5,405)	1,045,888
Preferred stock	30,420	6,714	(267)	36,867

Total equity securities	720,665	367,762	(5,672)	1,082,755

Total investments in securities	$13,159,532	$1,126,241	$(99,571)	$14,186,202

	Year ended December 31, 2009
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$21,222	$183	$(58)	$21,347
States of the U.S. and political subdivisions of the states	240,403	8,619	(1,144)	247,878
Foreign governments	28,997	3,606	—	32,603
Corporate debt securities	6,390,377	327,535	(73,856)	6,644,056
Residential mortgage-backed securities	693,178	24,650	(21,856)	695,972
Commercial mortgage-backed securities	33,128	—	(23,941)	9,187
Collateralized debt securities	9,627	85	(1,036)	8,676
Other debt securities	44,779	2,009	(31)	46,757

Total bonds held-to-maturity	7,461,711	366,687	(121,922)	7,706,476

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	3,438	448	—	3,886
States of the U.S. and political subdivisions of the states	540,210	18,869	(1,044)	558,035
Foreign governments	5,000	1,188	—	6,188
Corporate debt securities	3,196,202	126,742	(69,932)	3,253,012
Residential mortgage-backed securities	353,729	8,507	(6,671)	355,565
Collateralized debt securities	23,064	983	(1,553)	22,494
Other debt securities	14,401	225	(256)	14,370

Total bonds available-for-sale	4,136,044	156,962	(79,456)	4,213,550

Total fixed maturity securities	11,597,755	523,649	(201,378)	11,920,026

Equity securities
Common stock
Consumer goods	129,363	47,093	(2,336)	174,120
Energy and utilities	83,284	42,939	(1,453)	124,770
Finance	118,622	40,296	(2,174)	156,744
Healthcare	81,454	29,767	(1,100)	110,121
Industrials	58,900	28,887	(357)	87,430
Information technology	102,171	48,413	(422)	150,162
Materials	17,875	7,317	(22)	25,170
Mutual funds	59,853	6,426	(77)	66,202
Telecommunication services	32,272	8,118	(355)	40,035

Total common stock	683,794	259,256	(8,296)	934,754
Preferred stock	35,359	5,269	(4,911)	35,717

Total equity securities	719,153	264,525	(13,207)	970,471

Total investments in securities	$12,316,908	$788,174	$(214,585)	$12,890,497

Investment securities
Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity. The amortized cost and estimated fair value, by contractual maturity of fixed maturity securities are shown below (in thousands):

	December 31, 2010
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Due in one year or less	$444,961	$455,798	$226,340	$229,529
Due after one year through five years	3,995,818	4,273,860	1,873,992	1,990,183
Due after five years through ten years	2,992,353	3,155,544	1,248,564	1,309,798
Due after ten years	1,074,567	1,089,707	571,421	589,491

	8,507,699	8,974,909	3,920,317	4,119,001

Without single maturity date	5,851	4,925	5,000	4,612

Total	$8,513,550	$8,979,834	$3,925,317	$4,123,613

Available-for-sale securities are sold throughout the year for various reasons. All gains and losses were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2010	2009	2008

Proceeds from sales of available-for-sale securities	$435,293	$265,732	$135,623
Gross realized gains	51,248	42,101	22,496
Gross realized losses	(3,590)	(11,351)	(31,304)
In 2010, securities with amortized costs of $27,811,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized gain of $71,000 was established at the time of the transfer. Additionally, during the fourth quarter of 2010, a security with a carrying value of $14,451,000 was sold from held-to-maturity due to evidence of a significant deterioration of the issuers’ creditworthiness. A realized gain of $303,000 was realized on this sale.
In 2009, securities with amortized costs of $4,222,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An unrealized loss of $407,000 was established at the time of the transfer.
In accordance with various government and state regulations, American National and its wholly-owned insurance subsidiaries had bonds with amortized costs of $36,432,000 at December 31, 2010, on deposit with appropriate regulatory authorities.

Derivative Instruments
American National purchases derivative contracts (equity-indexed options) that serve as economic hedges against fluctuations in the equity markets to which equity-indexed annuity products are exposed. Equity-indexed annuities include a fixed host annuity contract and an embedded equity derivative. These derivative instruments are not designated as hedges. The following tables detail the estimated fair value and the gain or loss on derivatives related to equity-indexed annuities (in thousands):

	Location of Asset (Liability)	Estimated Fair Value
Derivatives Not Designated	Reported in the Consolidated	December 31,
as Hedging Instruments	Statements of Financial Position	2010	2009

Equity-indexed options	Other invested assets	$66,716	$32,801
Equity-indexed annuity embedded derivative	Future policy benefits — Annuity	(59,644)	(22,487)

		Gains (Losses)
	Location of Gains (Losses)	Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in the	Years Ended December 31,
as Hedging Instruments	Consolidated Statements of Operations	2010	2009	2008

Equity-indexed options	Net investment income	$9,942	$5,381	$(24,400)
Equity-indexed annuity embedded derivative	Interest credited to policy account balances	(6,604)	(8,138)	23,184
Unrealized gains (losses) on securities
Unrealized gains (losses) on available-for-sale securities, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $164,108,000 and $101,408,000, for 2010 and 2009, respectively, and a tax benefit of $84,029,000, for 2008.
The change in the net unrealized gains (losses) on available-for-sale securities are shown below (in thousands):

	Years ended December 31,
	2010	2009	2008

Bonds available-for-sale	$120,790	$516,229	$(393,429)
Preferred stocks	6,089	12,254	(3,359)
Common stocks	104,683	218,338	(295,988)
Adjustment to deferred policy acquisition costs	(52,650)	(215,294)	164,937

	178,912	531,527	(527,839)
Less: Provision (benefit) for federal income taxes	62,551	185,700	(185,273)

	116,361	345,827	(342,566)
Change in unrealized (gains) losses of investments attributable to participating policyholders’ interest	(7,355)	(13,140)	10,738

Cumulative adjustment for accounting change on OTTI on fixed maturity securities	—	50,411	—

Total	$109,006	$383,098	$(331,828)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	Year ended December 31, 2010
	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$6,898	$195,634	$22	$878	$6,920	$196,512
Corporate debt securities	22,493	912,554	10,584	128,721	33,077	1,041,275
Residential mortgage-backed securities	579	57,160	2,819	64,798	3,398	121,958
Commercial mortgage-backed securities	—	—	17,758	13,583	17,758	13,583
Collateralized debt securities	—	—	327	5,465	327	5,465

Total bonds held-to-maturity	29,970	1,165,348	31,510	213,445	61,480	1,378,793

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	4	7,040	—	—	4	7,040
States of the U.S. and political subdivisions of the states	4,193	151,860	—	—	4,193	151,860
Corporate debt securities	8,378	249,240	18,209	159,227	26,587	408,467
Residential mortgage-backed securities	81	26,909	1,336	29,393	1,417	56,302
Collateralized debt securities	—	—	218	4,664	218	4,664

Total bonds available-for-sale	12,656	435,049	19,763	193,284	32,419	628,333

Total fixed maturity securities	42,626	1,600,397	51,273	406,729	93,899	2,007,126

Equity securities
Common stock
Consumer goods	440	25,333	612	19,419	1,052	44,752
Energy and utilities	642	7,093	291	1,289	933	8,382
Finance	1,217	7,954	354	11,204	1,571	19,158
Healthcare	813	14,927	841	5,523	1,654	20,450
Industrials	—	7	—	—	—	7
Information technology	156	2,013	5	44	161	2,057
Materials	—	61	—	—	—	61
Telecommunications services	34	393	—	—	34	393

Total common stock	3,302	57,781	2,103	37,479	5,405	95,260
Preferred stock	231	6,133	36	4,464	267	10,597

Total Equity securities	3,533	63,914	2,139	41,943	5,672	105,857

Total investments in securities	$46,159	$1,664,311	$53,412	$448,672	$99,571	$2,112,983

	Year ended December 31, 2009
	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. Treasury and other U.S. government corporations and agencies	$58	$6,387	$—	$—	$58	$6,387
States of the U.S. and political subdivisions of the states	666	24,819	478	5,849	1,144	30,668
Corporate debt securities	12,602	543,459	61,254	700,718	73,856	1,244,177
Residential mortgage-backed securities	445	23,750	21,411	182,315	21,856	206,065
Commercial mortgage-backed securities	—	—	23,941	9,187	23,941	9,187
Collateralized debt securities	53	2,844	983	2,310	1,036	5,154
Other debt securities	31	3,428	—	—	31	3,428

Total bonds held-to-maturity	13,855	604,687	108,067	900,379	121,922	1,505,066

Bonds available-for-sale
States of the U.S. and political subdivisions of the states	520	58,622	524	18,941	1,044	77,563
Corporate debt securities	13,340	318,569	56,592	506,881	69,932	825,450
Residential mortgage-backed securities	2,273	49,066	4,398	36,649	6,671	85,715
Collateralized debt securities	269	1,313	1,284	9,077	1,553	10,390
Other debt securities	256	9,947	—	—	256	9,947

Total bonds available-for-sale	16,658	437,517	62,798	571,548	79,456	1,009,065

Total fixed maturity securities	30,513	1,042,204	170,865	1,471,927	201,378	2,514,131

Equity securities
Common stock
Consumer goods	837	5,838	1,499	14,900	2,336	20,738
Energy and utilities	296	7,949	1,157	7,006	1,453	14,955
Finance	1,712	29,515	462	3,881	2,174	33,396
Healthcare	464	6,124	636	5,316	1,100	11,440
Industrials	163	2,567	194	1,678	357	4,245
Information technology	358	2,583	64	533	422	3,116
Materials	19	453	3	45	22	498
Mutual funds	77	4,372	—	—	77	4,372
Telecommunications services	232	3,188	123	2,542	355	5,730

Total common stock	4,158	62,589	4,138	35,901	8,296	98,490
Preferred stock	21	4,169	4,890	15,210	4,911	19,379

Total equity securities	4,179	66,758	9,028	51,111	13,207	117,869

Total investments in securities	$34,692	$1,108,962	$179,893	$1,523,038	$214,585	$2,632,000

For all investment securities with an unrealized loss, including those in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an OTTI loss should be recorded. As of December 31, 2010, the securities with unrealized losses did not meet management’s criteria for OTTI. Even though the duration of the unrealized losses on some of the securities exceeds one year, American National has no intent to sell, and it is not more-likely-than-not that American National will be required to sell these securities prior to recovery. Recovery is expected in the near term for equity securities.

Bonds
American National evaluates all bonds that have unrealized losses on a quarterly basis to determine if the creditworthiness of any of the bonds have deteriorated to a point that would prevent American National from realizing the full amount at maturity. For those bonds where management believes that the full amount will not be realized, an OTTI loss is recorded. At December 31, the unrealized losses on securities that were not other-than-temporarily impaired were the result of credit spread widening and significant liquidity discounts in an illiquid market. There were no delinquent coupon payments attributed to the bond portfolio at December 31, 2010. American National has the ability and intent to hold these bonds until a market price recovery or maturity and, therefore, these bonds are not considered to be other-than-temporarily impaired. However, it is possible that the investee’s ability to meet future contractual obligations or performance of underlying assets may be different from what American National determined during its analysis, which may lead to a different impairment conclusion in future periods.
Equity securities
American National evaluates all equity securities in unrealized loss positions on a quarterly basis and recognizes an OTTI loss on all of those where a market price recovery is not expected in the near term. All securities, which have an unrealized loss, are also evaluated for credit quality, and OTTI are recognized for any securities, regardless of the length of time that they have had an unrealized loss, where management believes the carrying value will not be realized. For the remaining securities with unrealized losses, management believes the losses are temporary, and American National has the ability and intent to hold these securities until a market price recovery. However, it is possible that the investee’s ability to perform in the future may be different from what American National determined during its analysis, which may lead to a different impairment conclusion in future periods.
Mortgage loans
In general, mortgage loans are secured by first liens on income-producing real estate. The loans are expected to be repaid from the cash flows or proceeds from the sale of real estate. American National generally allows a maximum loan-to-collateral-value ratio of up to 75% on newly funded mortgage loans. As of December 31, 2010, mortgage loans have fixed rates from 5.2% to 12.0%. The majority of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of 6 months to 30 years.
In July 2010, American National agreed to modify the terms of a 5.80%, $4.7 million mortgage loan receivable due in 2020. Under the modified terms, American National has agreed to reduce the amount of the loan. This modification resulted in a mortgage loan write-off of $1.7 million in 2010. Interest income of $230,000 has been recorded in 2010 on the restructured loan. Had the terms of the loan not been modified, interest income of $248,000 would have been recorded.
During the year ended December 31, 2010, total non-cash transactions were $30.5 million. This amount includes one mortgage loan which was foreclosed upon and transferred to investment real estate totaling $2.0 million and one transfer to investment real estate related to a mortgage loan payoff totaling $28.5 million. Non-cash transactions during the twelve months ended December 31, 2009 totaled $24.6 million in foreclosed mortgage loans which were transferred to investment real estate.
Policy loans
All of American National’s policy loans carried interest rates ranging from 4.5% to 8.0% at December 31, 2010.

Net investment income and realized investments gains (losses)
Net investment income and realized investments gains (losses), before federal income taxes are shown below (in thousands):

	Net Investment Income			Realized Investments Gains (Losses)
	Years ended December 31,			Years ended December 31,
	2010	2009	2008	2010	2009	2008

Bonds	$652,564	$627,236	$623,356	$34,330	$(9,954)	$8,531
Preferred stocks	2,750	3,419	5,687	(2,262)	(1,590)	(5,307)
Common stocks	22,561	22,996	28,242	29,865	38,634	(7,849)
Mortgage loans	179,332	141,124	118,067	—	—	—
Real estate	107,929	122,603	114,198	10,101	1,523	1,750
Options	11,933	5,380	—	—	—	—
Other invested assets	41,333	41,165	12,123	(99)	269	(5,977)

	1,018,402	963,923	901,673	71,935	28,882	(8,852)
Investment expenses	(106,487)	(124,146)	(106,231)	—	—	—
Decrease (increase) in valuation allowances	—	—	—	7,793	(23,634)	(4,631)

Total	$911,915	$839,777	$795,442	$79,728	$5,248	$(13,483)

Other-than-temporary impairments
The other-than-temporary impairments for the periods indicated are shown below (in thousands):

	Years ended December 31,
	2010	2009	2008

Bonds	$—	$(10,046)	$(165,803)
Stocks	(5,666)	(69,057)	(199,748)

Total	$(5,666)	$(79,103)	$(365,551)

All OTTI recognized on bonds were entirely comprised of credit losses. As discussed in Note 2, certain OTTI losses on bonds are bifurcated into two components: credit losses and non-credit losses. The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the bond and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the bond prior to impairment. Any remaining difference between the bond’s fair value and amortized cost (“non-credit loss impairments”) is recognized in other comprehensive income.

4. VARIABLE INTEREST ENTITIES
In the normal course of their investment activities, American National and its wholly-owned subsidiary, ANTAC, Inc., enter into various partnership agreements. Generally, American National and ANTAC enter into real estate partnerships presented to them by a sponsor, with the significant activities being conducted on behalf of the sponsor. American National and ANTAC participate in the design of these entities, but in most cases their involvement is limited to financing. Through analysis performed by American National, some of these partnerships have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and, as such is deemed to be the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. The following table presents the total assets and total liabilities relating to VIEs which American National has concluded that it is the primary beneficiary and which are consolidated in American National’s financial statements for the periods indicated (in thousands):

	December 31,
	2010	2009
Investment real estate	$156,441	$146,329
Short-term investments	1,991	3,034
Cash and cash equivalents	1,164	3,875
Accrued investment income	2,035	2,533
Other receivables	16,524	487
Other assets	3,884	5,675

Total assets of consolidated VIEs	182,039	161,933

Notes payable	161,126	157,875
Other liabilities	3,499	6,681

Total liabilities of consolidated VIEs	164,625	164,556

For the other partnerships American National and ANTAC are involved in, the major decisions that most significantly impact the economic activities of the partnership require unanimous consent of all partners and it was therefore determined that power was shared between the partners. As a result, American National is not deemed the primary beneficiary and these entities were not consolidated. The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which American National holds significant variable interests but is not the primary beneficiary and which have not been consolidated (in thousands):

	December 31,
	2010		2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss

Investment in unconsolidated affiliates	$36,226	$36,226	$6,813	$6,813
As described in Note 18, American National and its subsidiaries make commitments to fund partnership investments in the normal course of business. Excluding these commitments, American National did not provide financial or other support to investees designated as VIEs during the year ended December 31, 2010.

As a result of the adoption of VIE guidance, in 2010 American National consolidated certain partnerships which were previously not consolidated. The new guidance requires a qualitative rather than quantitative analysis of each VIE. The primary factors influencing the decision to consolidate include the company’s ability to direct the activities that most significantly impact the entities’ economic performance, with consideration also given to situations in which the company’s economic interest in the VIE is disproportionately greater than its stated power to direct those activities. In addition, American National also deconsolidated certain partnerships for which American National does not have the power to direct activities and for which they have concluded they are no longer the primary beneficiary. As a result of the consolidations and deconsolidations, American National made the following reclassifications to the consolidated statements of financial position as of January 1, 2010 (in thousands):

Changes to selected financial statement line items	Assets	Liabilities and Equity
Investment real estate, net of accumulated depreciation	$(127,155)	$—
Investments in unconsolidated affiliates	18,227	—
Mortgage loans on real estate, net of allowance	73,519	—
Current and Long-term portions of notes payable	—	(16,139)
Other assets and liabilities, net	9,652	(7,156)
Noncontrolling interest	—	(2,462)

Total impact on financial position	$(25,757)	$(25,757)

5. CREDIT LOSSES
A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company’s statement of financial position. American National’s mortgage loans on real estate are the only financing receivables reported by American National.
Nonaccrual and Past Due Mortgage Loans
Interest ceases to be accrued for loans on which interest is more than 90 days past due and/or when the collection of interest is not considered probable. Loans in foreclosure are also placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in net investment income in the period received. Once a loan becomes current, it is placed back into accrual status.
The amount of mortgage loans placed on nonaccrual status is shown in the table below (in thousands):

December 31, 2010

Commercial mortgages
Retail	$3,685

Total	$3,685

The age analysis of past due mortgage loans is shown in the table below (in thousands):

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans

Commerical Mortgages
Office	$—	$—	$—	$—	$798,651	$798,651
Industrial	—	—	—	—	935,540	935,540
Retail	8,579	—	3,685	12,264	530,267	542,531
Other	—	—	—	—	607,693	607,693

Total	$8,579	$—	$3,685	$12,264	$2,872,151	$2,884,415

Allowance for Credit Losses
Each loan is evaluated quarterly and placed on a watchlist if it is determined that events occurred or circumstances exist that could indicate we will be unable to collect all amounts due according to the contractual terms of the loan. If, in evaluating loans for inclusion on the watchlist, sufficient analysis is performed to ensure that a loan has no collectability issue, those loans do not require any allowance. All loans on the watchlist are then analyzed individually for impairment. Fair value is determined based on the present value of future cash flows or by estimating the fair value of the underlying collateral. Estimation techniques vary depending on the quality of available data, the type of collateral, and other factors. When the fair value analysis shows that all of the amounts due are not collectable, the difference between the estimated fair value and the loan balance is recorded as an allowance (a loss), reducing the carrying amount of the loan. The fair value and the amount of the allowance are reviewed quarterly to determine whether further allowance is required, or whether recovery of the asset is assured and the allowance can be reduced.
Loans that are not evaluated individually for collectability are segregated by collateral property type and location and allowance factors are applied. These factors are developed annually, and reviewed quarterly based on our historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain types and in certain regions (based on loss experience). When no losses have been experienced in a given region/type, a blended historical loss factor is applied. The blended factor is adjusted up or down based on the anticipated trend in foreclosure loss rates. Additionally, the loss factors are compared to insurance industry foreclosure loss experience by type and region. If industry experience is worse than American National’s experience for a given region/type, a higher factor is applied. Receivables are charged off as uncollectable only when the receivable is forgiven by a legal agreement. Prior to charging off the receivable, an allowance is recorded based on the estimated recoverable amount. Upon forgiveness, the allowance is reduced, and the loan balance is reduced which result in no further gain or loss.

The allowance for credit losses and recorded investment in mortgage loans are shown in the table below (in thousands):

Year Ended
December 31, 2010
Commercial
Mortgage Loans
Allowance for credit losses:
Ending balance	$13,788

Ending balance: individually evaluated for impairment	$2,393

Ending balance: collectively evaluated for impairment	$11,395

Mortgage Loans:
Ending balance	$2,884,415

Ending balance: individually evaluated for impairment	$341,024

Ending balance: collectively evaluated for impairment	$2,543,391

Impaired loans
Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks are reviewed at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status as necessary. The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by management and reflects management’s best estimate of probable credit losses, including losses incurred at the reporting date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.
The detail of impaired loans is shown in the table below (in thousands):

Year Ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:
Office	$—	$—	$—	$—	$—
Industrial	—	—	—	—	—
Retail	6,679	9,072	2,393	7,573	406
Other	—	—	—	—	—

Total	$6,679	$9,072	$2,393	$7,573	$406

Credit Quality Indicators
The credit quality of the mortgage loan portfolio is assessed monthly to determine the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met. As of December 31, 2010, there were two retail loans that were classified as non-performing totaling $10,318,000. All other loans were classified as performing.

6. CREDIT RISK MANAGEMENT
American National employs a strategy to invest funds at the highest return possible commensurate with sound and prudent underwriting practices to ensure a well-diversified investment portfolio.
Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	December 31,
	2010	2009

AAA	10.0%	11.6%
AA	10.2	8.1
A	37.0	35.7
BBB	37.2	37.2
BB and below	5.6	7.4

Total	100.0%	100.0%

Common stock
American National’s common stock portfolio by market sector distribution is shown below:

	December 31,
	2010	2009

Consumer goods	20.7%	18.6%
Energy and utilities	18.5	13.3
Financials	16.6	16.8
Information technology	16.3	16.1
Healthcare	10.4	11.8
Industrials	10.3	9.3
Communications	4.2	4.3
Materials	3.0	2.7
Mutual funds	0.0	7.1

Total	100.0%	100.0%

Mortgage loans and investment real estate
American National makes mortgage loans and invests in real estate primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio of mortgage loans and real estate properties by considering the property type as well as the geographic distribution of the property which is the underlying mortgage collateral or investment property.
Mortgage loans and investment real estate by property type distribution are as follows:

	Mortgage Loans		Investment Real Estate
	December 31,		December 31,
	2010	2009	2010	2009

Industrial	31.5%	28.1%	24.1%	36.8%
Office buildings	29.3	31.3	20.8	15.1
Shopping centers	17.3	18.6	35.6	18.7
Hotels and motels	12.5	15.0	2.0	1.8
Other	9.4	7.0	17.5	27.6

Total	100.0%	100.0%	100.0%	100.0%

Mortgage loans and investment real estate investments by geographic distribution are as follows:

	Mortgage Loans		Investment Real Estate
	December 31,		December 31,
	2010	2009	2010	2009

West South Central	23.0%	22.4%	61.2%	58.4%
East North Central	20.4	19.8	5.6	7.8
South Atlantic	19.3	20.3	18.4	12.5
Pacific	9.4	9.9	2.2	2.2
Mountain	7.4	6.3	1.3	0.6
East South Central	6.5	5.9	10.1	7.4
Middle Atlantic	6.2	7.8	0.0	10.2
New England	3.1	3.8	0.0	0.0
West North Central	4.1	3.8	1.2	0.9
Other	0.6	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,117	$23,405	$21,222	$21,347
States of the U.S. and political subdivisions of the states	422,249	422,446	240,403	247,878
Foreign governments	29,020	33,930	28,997	32,603
Corporate debt securities	7,293,501	7,738,777	6,390,377	6,644,056
Residential mortgage-backed securities	661,516	691,820	693,178	695,972
Commercial mortgage-backed securities	31,340	13,582	33,128	9,187
Collateralized debt securities	8,562	8,315	9,627	8,676
Other debt securities	44,245	47,559	44,779	46,757

Total bonds held-to-maturity	8,513,550	8,979,834	7,461,711	7,706,476

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,907	13,907	3,886	3,886
States of the U.S. and political subdivisions of the states	594,112	594,112	558,035	558,035
Foreign governments	6,967	6,967	6,188	6,188
Corporate debt securities	3,201,569	3,201,569	3,253,012	3,253,012
Residential mortgage-backed securities	271,393	271,393	355,565	355,565
Collateralized debt securities	20,709	20,709	22,494	22,494
Other debt securities	14,956	14,956	14,370	14,370

Total bonds available-for-sale	4,123,613	4,123,613	4,213,550	4,213,550

Total fixed maturity securities	12,637,163	13,103,447	11,675,261	11,920,026

Equity securities
Common stock:
Consumer goods	216,592	216,592	174,120	174,120
Energy and utilities	193,265	193,265	124,770	124,770
Finance	173,579	173,579	156,744	156,744
Healthcare	108,509	108,509	110,121	110,121
Industrials	107,505	107,505	87,430	87,430
Information technology	170,301	170,301	150,162	150,162
Materials	32,009	32,009	25,170	25,170
Mutual funds	—	—	66,202	66,202
Telecommunication services	44,128	44,128	40,035	40,035
Preferred stock	36,867	36,867	35,717	35,717

Total equity securities	1,082,755	1,082,755	970,471	970,471

Options	66,716	66,716	32,801	32,801
Mortgage loans on real estate, net of allowance	2,679,909	2,865,187	2,229,659	2,267,157
Policy loans	380,505	380,505	364,354	364,354
Short-term investments	486,206	486,206	636,823	636,823

Total financial assets	$17,333,254	$17,984,816	$15,909,369	$16,191,632

Financial liabilities:
Investment contracts	$8,586,041	$8,586,041	$7,828,243	$7,828,243
Liability for embedded derivatives of equity-indexed annuities	59,644	59,644	22,487	22,487
Notes payable	60,140	60,140	73,842	73,842

Total financial liabilities	$8,705,825	$8,705,825	$7,924,572	$7,924,572

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

The quantitative disclosures regarding fair value hierarchy measurements of our financial assets and liabilities are shown below (in thousands):

	Fair Value Measurement as of December 31, 2010 Using:
	Estimated Fair	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,405	$—	$23,405	$—
States of the U.S. and political subdivisions of the states	422,446	—	422,308	138
Foreign governments	33,930	—	33,930	—
Corporate debt securities	7,738,777	—	7,680,834	57,943
Residential mortgage-backed securities	691,820	—	689,487	2,333
Commercial mortgage-backed securities	13,582	—	13,582	—
Collateralized debt securities	8,315	—	—	8,315
Other debt securities	47,559	—	47,559	—

Total bonds held-to-maturity	8,979,834	—	8,911,105	68,729

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,907	—	13,907	—
States of the U.S. and political subdivisions of the states	594,112	—	591,587	2,525
Foreign governments	6,967	—	6,967	—
Corporate debt securities	3,201,569	—	3,182,625	18,944
Residential mortgage-backed securities	271,393	—	271,376	17
Collateralized debt securities	20,709	—	20,447	262
Other debt securities	14,956	—	14,956	—

Total bonds available-for-sale	4,123,613	—	4,101,865	21,748

Total fixed maturity securities	13,103,447	—	13,012,970	90,477

Equity securities
Common stock
Consumer goods	216,592	216,592	—	—
Energy and utilities	193,265	193,265	—	—
Finance	173,579	173,579	—	—
Healthcare	108,509	108,509	—	—
Industrials	107,505	107,505	—	—
Information technology	170,301	170,301	—	—
Materials	32,009	32,009	—	—
Telecommunication services	44,128	44,128	—	—
Preferred stock	36,867	36,867	—

Total equity securities	1,082,755	1,082,755	—	—

Options	66,716	—	—	66,716
Mortgage loans on real estate	2,865,187	—	2,865,187	—
Short-term investments	486,206	—	486,206	—

Total financial assets	$17,604,311	$1,082,755	$16,364,363	$157,193

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$59,644	$—	$—	$59,644

Total financial liabilities	$59,644	$—	$—	$59,644

	Fair Value Measurement as of December 31, 2009 Using:
	Estimated Fair	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed Maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$21,347	$—	$21,347	$—
States of the U.S. and political subdivisions of the states	247,878	—	247,878	—
Foreign governments	32,603	—	32,603	—
Corporate debt securities	6,644,056	—	6,635,387	8,669
Residential mortgage-backed securities	695,972	—	692,702	3,270
Commercial mortgage-backed securities	9,187	—	9,187	—
Collateralized debt securities	8,676	—	624	8,052
Other debt securities	46,757	—	46,757	—

Total bonds held-to-maturity	7,706,476	—	7,686,485	19,991

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	3,886	—	3,886	—
States of the U.S. and political subdivisions of the states	558,035	—	558,035	—
Foreign governments	6,188	—	6,188	—
Corporate debt securities	3,253,012	—	3,238,004	15,008
Residential mortgage-backed securities	355,565	—	355,548	17
Collateralized debt securities	22,494	—	21,138	1,356
Other debt securities	14,370	—	14,370	—

Total bonds available-for-sale	4,213,550	—	4,197,169	16,381

Total fixed maturity securities	11,920,026	—	11,883,654	36,372

Equity securities
Common stock
Consumer goods	174,120	174,120	—	—
Energy and utilities	124,770	124,770	—	—
Finance	156,744	156,744	—	—
Healthcare	110,121	110,121	—	—
Industrials	87,430	87,430	—	—
Information technology	150,162	150,162	—	—
Materials	25,170	25,170	—	—
Mutual funds	66,202	66,202	—	—
Telecommunication services	40,035	40,035	—	—
Preferred stock	35,717	35,123	—	594

Total equity securities	970,471	969,877	—	594

Options	32,801	—	—	32,801
Mortgage loans on real estate	2,267,157	—	2,267,157	—
Short-term investments	636,823	—	636,823	—

Total financial assets	$15,827,278	$969,877	$14,787,634	$69,767

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$22,487	$—	$—	$22,487

Total financial liabilities	$22,487	$—	$—	$22,487

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

			Liability for
	Investment		Embedded
	Securities	Options	Derivatives	Total

Balance at December 31, 2008	$84,199	$6,157	$(6,208)	$84,148
Total realized and unrealized investment gains (losses)
Included in other comprehensive income	1,237	—	—	1,237
Net fair value change included in realized gains (losses)	416	—	—	416
Net gain for derivatives included in net investment income	—	5,381	—	5,381
Net fair value change included in interest credited	—	—	(16,279)	(16,279)
Purchases and settlements/maturities
Purchases	1,435	21,263	—	22,698
Sales	(559)	—	—	(559)
Settlements/maturities	(727)	—	—	(727)
Gross transfers into Level 3	—	—	—	—
Gross transfers out of Level 3	(49,035)	—	—	(49,035)

Balance at December 31, 2009	$36,966	$32,801	$(22,487)	$47,280

Total realized and unrealized investment gains (losses)
Included in other comprehensive income	1,461	—	—	1,466
Net fair value change included in realized losses	(289)	—	—	(283)
Net gain for derivatives included in net investment income	—	9,942	—	9,942
Net fair value change included in interest credited	—	—	(37,157)	(37,157)
Purchases and settlements/maturities
Purchases	65,033	34,709	—	99,749
Sales	(10,000)	—	—	(10,000)
Settlements/maturities	(2,362)	(10,736)	—	(13,098)
Gross transfers into Level 3	5,913	—	—	5,913
Gross transfers out of Level 3	(6,245)	—	—	(6,263)

Balance at December 31, 2010	$90,477	$66,716	$(59,644)	$97,549

The transfers into Level 3 were the result of existing securities no longer being priced by the third-party pricing service. In accordance with American National’s pricing methodology, these securities are being valued using similar techniques as the pricing service; however, the service-developed data is used in the process, which results in unobservable inputs and a corresponding transfer into Level 3.
The transfers out of Level 3 were securities now being priced by a third-party service, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.
There were no significant transfers between Level 1 and Level 2 fair value hierarchies.

8. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at January 1, 2008	$641,902	$400,673	$79,893	$128,817	$1,251,285

Additions	129,031	96,544	22,762	243,005	491,342
Amortization	(87,030)	(75,854)	(27,785)	(233,336)	(424,005)
Effect of change in unrealized gains on available-for-sale securities	29,242	135,695	—	—	164,937

Net change	71,243	156,385	(5,023)	9,669	232,274
Acquisitions	(729)	—	—	—	(729)
Foreign exchange effect	(166)	—	—	—	(166)

Balance at December 31, 2008	$712,250	$557,058	$74,870	$138,486	$1,482,664

Additions	77,161	126,769	16,729	256,758	477,417
Amortization	(78,697)	(64,756)	(21,746)	(248,607)	(413,806)
Effect of change in unrealized gains on available-for-sale securities	(38,651)	(176,643)	—	—	(215,294)

Net change	(40,187)	(114,630)	(5,017)	8,151	(151,683)

Balance at December 31, 2009	$672,063	$442,428	$69,853	$146,637	$1,330,981

Additions	80,789	117,090	18,087	265,634	481,600
Amortization	(78,826)	(72,521)	(22,973)	(267,185)	(441,505)
Effect of change in unrealized gains on available-for-sale securities	(12,649)	(40,001)	—	—	(52,650)

Net change	(10,686)	4,568	(4,886)	(1,551)	(12,555)

Balance at December 31, 2010	$661,377	$446,996	$64,967	$145,086	$1,318,426

Premiums
December 31, 2010	$282,160	$174,193	$263,294	$1,158,261	$1,877,908

December 31, 2009	$284,530	$220,284	$309,701	$1,159,509	$1,974,024

December 31, 2008	$299,338	$116,248	$290,883	$1,182,026	$1,888,495

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.
Acquisitions relate to the purchase of various insurance portfolios under assumption reinsurance agreements. All amounts for the present value of future profits resulting from the acquisition of life insurance portfolios have been accounted for in accordance with ASC 944-20-S99-2, Accounting for Intangible Assets Arising from Insurance Contracts Acquired in a Business Combination,” and are immaterial in all periods presented.
Prior to its sale (see Note 19), acquisition costs for American National’s Mexican subsidiary were maintained in their functional currency of Mexican pesos, and translated into U.S. dollars for reporting purposes. Part of the change in deferred policy acquisition cost balance was due to differences in the exchange rate applied to the balance from period to period. The entire amount of this difference was reported in the shareholders’ equity section of the consolidated statements of financial position.

9. LIABILITY FOR FUTURE POLICY BENEFITS AND POLICYHOLDER ACCOUNT BALANCES
American National establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected benefits to be paid reduced by the present value of expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. Utilizing these assumptions, liabilities are established on a block of business basis.
Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected benefit payments and related expenses less the present value of expected net premiums. Assumptions as to mortality and persistency are based upon American National’s experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 3.0% to 8.0%.
Future policy benefit liabilities for acquired participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 2.5% to 5.5%) and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends. Participating business represented approximately 9.3% of American National’s life insurance in-force at December 31, 2010.
Future policy benefit liabilities for individual fixed deferred annuities after annuitization are equal to the present value of expected future payments. The interest rate used in establishing such liabilities is 5.0% for all policies in-force.
Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rates used in establishing such liabilities range from 3.5% to 8.0%.
Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rates used in establishing such liabilities range from 3.0% to 7.5%.
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
Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 2.0% to 5.5% (some annuities also offer a first year bonus ranging from 1.0% to 8.0%), less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations.
10. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
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
Activities in the liability for accident and health and property and casualty unpaid claims and claim adjustment expenses are shown below (in thousands):

	2010	2009	2008

Balance at January 1	$1,219,233	$1,320,272	$1,265,500
Less reinsurance recoverables	266,530	380,520	364,715

Net beginning balance	952,703	939,752	900,785

Incurred related to:
Current	1,188,052	1,149,248	1,166,787
Prior years	(100,726)	(29,811)	(43,258)

Total incurred	1,087,326	1,119,437	1,123,529

Paid related to:
Current	715,422	697,773	716,528
Prior years	346,040	408,713	368,034

Total paid	1,061,462	1,106,486	1,084,562

Net balance	978,567	952,703	939,752
Plus reinsurance recoverables	235,855	266,530	380,520

Balance at December 31	$1,214,422	$1,219,233	$1,320,272

The balances at December 31 are included in Policy and contract claims in the consolidated statements of financial position.
The potential uncertainty generated by volatility in loss development profiles is adjusted for through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown favorable development for the last several years as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and claims adjustment expenses attributable to insured events of prior years decreased by approximately $100,726,000 in 2010, $29,811,000 in 2009 and $43,258,000 in 2008.

11. REINSURANCE
American National reinsures portions of certain life insurance policies written, thereby providing a greater diversification of risk and managing exposure on larger risks. The maximum amount that would be retained by one life insurance company (American National) would be $700,000 individual life, $250,000 individual accidental death, $100,000 group life and $125,000 credit life (total $1,175,000). If individual, group and credit were in force in all companies at the same time, the maximum risk on any one life could be $2,425,000.
For the Property and Casualty segment, American National retains the first $1,000,000 of loss per risk. Reinsurance then covers the next $5,000,000 of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $15,000,000, and excess casualty clash coverage is maintained to cover losses up to $50,000,000. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and excess contractual obligations. Corporate catastrophe coverage is also in place for up to a $500,000,000 event with an additional $50,000,000 for non-California earthquake events.
American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the assuming companies were to be unable to meet their obligations under any reinsurance treaties.
American National had amounts receivable from reinsurers totaling $355,188,000 and $371,654,000 at December 31, 2010 and 2009, respectively. Of this amount, $3,107,000 and $3,527,000, respectively, are the subject of litigation or are in dispute with the reinsurers involved. Management believes that any dispute that may arise would not have a material impact on American National’s consolidated financial statements.
The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2010	2009	2008

Direct premiums	$2,049,426	$2,113,109	$2,117,400
Reinsurance premiums assumed from other companies	101,357	182,848	215,189
Reinsurance premiums ceded to other companies	(272,875)	(321,933)	(444,094)

Net premiums	$1,877,908	$1,974,024	$1,888,495

Life insurance in force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2010	2009	2008

Direct life insurance in-force	$69,288,973	$68,584,383	$68,820,212
Reinsurance risks assumed from other companies	479,528	863,867	1,050,645

Total life insurance in-force	69,768,501	69,448,250	69,870,857
Reinsurance risks ceded to other companies	(31,616,049)	(31,347,876)	(31,241,255)

Net life insurance in-force	$38,152,452	$38,100,374	$38,629,602

12. NOTES PAYABLE
American National’s real estate holding subsidiaries are partners in ventures determined to be a VIE and are consolidated in American National’s consolidated financial statements. The current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $47,632,000 and $12,508,000, respectively at December 31, 2010. The interest rate on the current portion of the notes payable is equivalent to the Wall Street Journal prime rate minus half of one percent. The average interest rate on the current portion of the notes payable in 2010 was 2.75%. The long-term portion of the notes payable have interest rates equivalent to adjusted LIBOR plus 1.00% and 2.50% margins. The average interest rate on the long-term portion of the notes payable in 2010 was 4.63% and will mature in 2016 and 2049. Each of these notes is secured by the real estate owned through the respective venture entity, and American National’s liability for these notes is limited to the amount of its investment in the respective venture, which totaled $21,224,000 at December 31, 2010.
At December 31, 2009, the current portion and long-term portion of the notes payable to third-party lenders associated with the consolidated VIEs were $34,297,000 and $39,545,000, respectively. These notes have interest rates ranging from 5.95% to 8.07% and maturities from 2010 to 2020. Each of these notes is secured by the real estate owned through the respective venture entity, and American National’s liability for these notes is limited to the amount of its investment in the respective venture, which totaled $33,265,000 at December 31, 2009. The outstanding notes payable as of December 31, 2009 were not settled during 2010; however, they were derecognized from American National’s consolidated financial statements as a result of the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
13. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate for American National to the statutory federal income tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate

Income tax expense (benefit) on pre-tax income	$70,918	35.0%	$(3,592)	35.0%	$(105,322)	35.0%
Tax-exempt investment income	(8,852)	(4.4)	(9,336)	91.0	(8,770)	2.9
Dividend exclusion	(5,173)	(2.6)	(8,422)	82.0	(12,002)	4.0
Miscellaneous tax credits, net	(7,715)	(3.8)	(6,963)	67.8	(5,835)	1.9
Other items, net	6,030	3.0	(2,715)	26.5	9,535	(3.1)

Total	$55,208	27.2%	$(31,028)	302.3%	$(122,394)	40.7%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are shown below (in thousands):

	December 31,
	2010	2009
DEFERRED TAX ASSETS:
Investments, principally due to impairment losses	$106,445	$115,012
Investment in real estate and other invested assets principally due to investment valuation allowances	9,237	15,236
Policyholder funds, principally due to policy reserve discount	230,496	211,547
Policyholder funds, principally due to unearned premium reserve	31,840	31,312
Non-qualified pension	29,345	29,109
Participating policyholders’ surplus	31,180	28,505
Pension	37,759	35,765
Commissions and other expenses	13,870	20,978
Tax carryforwards	26,599	8,666
Other assets	—	181

Gross deferred tax assets	516,771	496,311

Valuation allowance	—	(400)

Net deferred tax assets	516,771	495,911

DEFERRED TAX LIABILITIES:
Available-for-sale securities, principally due to net unrealized gains	(195,840)	(114,861)
Investment in bonds, principally due to accrual of discount on bonds	(16,639)	(13,426)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(350,981)	(356,014)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(5,668)	(6,576)
Other liabilities	(1,380)	—

Gross deferred tax liabilities	(570,508)	(490,877)

Total net deferred tax asset (liability)	$(53,737)	$5,034

Management believes that a sufficient level of taxable income will be achieved to utilize the net deferred tax assets of the companies in the consolidated federal tax return. However, if not utilized beforehand, approximately $26,599,000 in ordinary loss tax carryforwards will expire at the end of tax year 2030.
American National maintained a reserve for unrecognized tax benefits in 2008. The reserve was removed during 2009 because the tax was fully settled. The reserve was included in the “Other Liabilities” line in the consolidated statements of financial position. The change in the reserve is shown below (in thousands):

	Years ended December 31,
	2010	2009	2008
Uncertain tax positions
Balance at beginning of year	$—	$1,054	$4,618
Settlements during the year	—	(1,054)	(3,564)

Balance at end of year	$—	$—	$1,054

American National recognizes interest expense and penalties related to uncertain tax positions. Interest expense and penalties are included in the “Other operating costs and expenses” line in the consolidated statements of operations. However, no interest expense was incurred as of December 31, 2010 or December 31, 2009 while approximately $268,000 was recognized as of December 31, 2008. Also, no provision for penalties was established for uncertain tax positions.
Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 to 2009 has either been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.
Federal income taxes totaling approximately $33,894,000 were paid to the Internal Revenue Service in 2010. Federal income taxes netting to approximately $46,818,000 were refunded by the IRS in 2009. Federal income taxes totaling approximately $14,572,000 were paid to the Internal Revenue Service in 2008.
14. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
The items included in comprehensive income (loss), other than net income (loss), are unrealized gains and losses on available-for-sale securities (net of adjustment to deferred policy acquisition costs), foreign exchange adjustments and pension liability adjustments. The details on the unrealized gains and losses included in comprehensive income (loss), and the related tax effects thereon, are shown below (in thousands):

	Before Federal	Federal Income	Net of Federal
	Income Tax	Tax Expense	Income Tax
December 31, 2010
Total holding gain during the period	$279,566	$97,815	$181,751
Reclassification adjustment for net gain realized in net income (loss)	(48,004)	(16,836)	(31,168)

Unrealized gains on securities	231,562	80,979	150,583
Adjustment to deferred policy acquisition costs	(52,650)	(18,428)	(34,222)
Unrealized gain on investments attributable to participating policyholders’ interest	(11,315)	(3,960)	(7,355)

Net unrealized gain component of comprehensive income	$167,597	$58,591	$109,006

December 31, 2009
Total holding gain during the period	$699,318	$244,558	$454,760
Reclassification adjustment for net loss realized in net income (loss)	47,503	16,494	31,009

Unrealized gains on securities	746,821	261,052	485,769
Adjustment to deferred policy acquisition costs	(215,294)	(75,352)	(139,942)
Unrealized gain on investments attributable to participating policyholders’ interest	(20,215)	(7,075)	(13,140)
Cumulative effect of change in accounting	77,555	27,144	50,411

Net unrealized gain component of comprehensive income	$588,867	$205,769	$383,098

December 31, 2008
Total holding loss during the period	$(1,064,970)	$(372,840)	$(692,130)
Reclassification adjustment for net loss realized in net income (loss)	372,194	130,208	241,986

Unrealized loss on securities	(692,776)	(242,632)	(450,144)
Adjustment to deferred policy acquisition costs	164,937	57,359	107,578
Unrealized losses on investments attributable to participating policyholders’ interest	16,520	5,782	10,738

Net unrealized gain component of comprehensive income	$(511,319)	$(179,491)	$(331,828)

15. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	December 31,
	2010	2009	2008
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	4,011,472	4,012,283	4,013,616
Restricted shares	261,334	261,334	339,001

Unrestricted outstanding shares	26,559,643	26,558,832	26,479,832

Stock-based compensation
American National has one stock-based compensation plan. Under this plan, American National can grant Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Rewards, Incentive Awards or any combination of these. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year.
RS Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero. These awards result in compensation expense to American National over the vesting period. The amount of compensation expense recorded was $2,695,000 in 2010, $3,733,000 in 2009, and $2,694,000 in 2008.
The SARs give the holder the right to compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the Black-Scholes option pricing model to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $16,700 and $1,613,000 at December 31, 2010 and 2009, respectively. Compensation income was recorded totaling $1,388,000 for the year ended December 31, 2010, while an expense of $1,997,000 was recorded for the year ended December 31, 2009, and income of $1,777,000 was recorded for the year ended December 31, 2008.
Beginning in 2010, RSUs are awarded as a result of achieving the objectives of a performance based incentive compensation plan. The RSUs generally vest after two years when they will be converted to American National’s common stock on a one for one basis. These awards result in compensation expense to American National over the vesting period. Compensation expense was recorded totaling $520,000 for the year ended December 31, 2010.

SAR, RS and RSU information for the periods indicated is shown below:

				RS Weighted-		RSU Weighted-
		SAR Weighted-		Average Grant		Average Grant
		Average Grant		Date Fair		Date Fair
	SAR Shares	Date Fair Value	RS Shares	Value	RS Units	Value

Outstanding at January 1, 2008	96,724	$97.84	253,000	$84.48	—	$—

Granted	96,917	115.92	86,001	116.48	—	—
Exercised	(4,109)	81.30	—	—	—	—

Outstanding at December 31, 2008	189,532	107.44	339,001	92.60	—	—

Granted	2,999	66.76	1,333	40.85	—	—
Exercised	(18,184)	92.50	(79,000)	57.39	—	—
Forfeited	(12,898)	105.46	—		—	—

Outstanding at December 31, 2009	161,449	108.53	261,334	102.98	—	—

Granted	2,411	109.62	—	—	10,230	109.29
Exercised	(9,533)	95.08	—	—	(811)	109.29
Forfeited	(7,100)	113.55	—	—	—	—
Expired	(2,500)	90.86	—	—	—	—

Outstanding at December 31, 2010	144,727	109.40	261,334	102.98	9,419	109.29

The weighted-average contractual remaining life for the 144,727 SAR shares outstanding as of December 31, 2010, is 4.4 years. The weighted-average exercise price, which is the same with the weighted-average grant date fair value above, for these shares is $109.40 per share. Of the shares outstanding, 87,553 are exercisable at a weighted-average exercise price of $106.57 per share.
The weighted-average contractual remaining life for the 261,334 RS shares outstanding as of December 31, 2010, is 5.9 years. The weighted-average price at the date of grant for these shares is $102.98 per share. None of the shares outstanding were exercisable.
The weighted-average contractual remaining life for the 9,419 RSUs authorized as of December 31, 2010, is 1.2 years. The weighted-average price at the date of grant for these units is $109.29 per share. None of the authorized units were exercisable.

Earnings (loss) per share
Basic earnings (loss) per share was calculated using a weighted-average number of shares outstanding of 26,559,035 at December 31, 2010, 26,528,832 at December 31, 2009 and 26,479,832 for 2008. The Restricted Stock resulted in diluted earnings per share as follows for 2010 and 2009. Due to the net losses incurred in 2008, diluted earnings per share equaled basic earnings per share.

	Years ended December 31,
	2010	2009	2008

Weighted average shares outstanding	26,559,035	26,528,832	26,479,832
Incremental shares from restricted stock	128,123	68,644	—

Total shares for diluted calculations	26,687,158	26,597,476	26,479,832

Net income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	$145,301,000	$17,006,000	$(173,531,000)
Net income (loss) from discontinued operations	(1,275,000)	(1,381,000)	19,533,000

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$144,026,000	$15,625,000	$(153,998,000)

Basic earnings (loss) per share from continued operations	$5.47	$0.64	$(6.55)
Basic earnings (loss) per share from discontinued operations	(0.05)	(0.05)	0.73

Basic earnings (loss) per share	$5.42	$0.59	$(5.82)

Diluted earnings (loss) per share from continued operations	$5.45	$0.64	$(6.55)
Diluted earnings (loss) per share from discontinued operations	(0.05)	(0.05)	0.73

Diluted earnings (loss) per share	$5.40	$0.59	$(5.82)

Dividends
American National’s payment of dividends to stockholders is restricted by statutory regulations. Generally, the restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At December 31, 2010 and 2009 American National’s statutory capital and surplus was $1,954,149,000 and $1,892,467,000, respectively.
Generally, the same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by American National from its non-insurance subsidiaries amounted to $13,803,000 in 2010, $5,000,000 in 2009, and no dividends were received during 2008.
At December 31, 2010, approximately $1,396,736,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to $1,406,599,000 at December 31, 2009. Any transfer of these net assets to American National would be subject to statutory restrictions and approval.
Noncontrolling interests
American National County Mutual Insurance Company (County Mutual) is a mutual insurance company that is owned by its policyholders. However, County Mutual has a management agreement, which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interests that the policyholders of County Mutual have in the financial position of County Mutual is reflected as noncontrolling interest totaling $6,750,000 at December 31, 2010 and 2009.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net asset of $3,523,000 and liability of $5,205,000 in 2010 and 2009, respectively.

16. SEGMENT INFORMATION
American National and its subsidiaries are engaged principally in the insurance business. Management organizes the business into five operating segments:
•
The Life segment markets whole, term, universal and variable life insurance on a national basis primarily through employee and multiple-line agents, direct marketing channels and independent third-party marketing organizations.

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

•	The Property and Casualty segment writes personal, commercial and credit-related property insurance. These products are primarily sold through multiple-line agents and independent agents.
•	The Corporate and Other business segment consists of net investment income on the capital not allocated to the insurance lines and the operations of non-insurance lines of business.
The accounting policies of the segments are the same as those referred to in the summary of significant accounting policies. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•
Net investment income from fixed maturity assets (bonds and mortgage loans) is allocated based on the funds generated by each line of business at the average yield available from these fixed maturity assets at the time such funds become available.

•	Net investment income from all other assets is allocated to the operating segments in accordance with the amount of equity invested in each segment, with the remainder going to Corporate and Other.
•	Expenses are allocated to the lines based upon various factors, including premium and commission ratios within the respective operating segments.
•	Realized gains or losses on investments and equity in earnings of unconsolidated affiliates are allocated to Corporate and Other.
•
Federal income taxes have been applied to the net earnings of each segment based on a fixed tax rate. Any difference between the amount allocated to the segments and the total federal income tax amount is allocated to Corporate and Other.

Segment operating income provides pertinent and advantageous information to investors, as it represents the basis on which American National’s business performance is internally assessed by its chief operating decision makers. In 2008, the chief operating decision makers redefined the segment reporting structure into five operating segments according to the type of insurance products sold or services rendered.

The following tables summarize American National’s key financial measures used by the chief operating decision makers, including results of operations:

	Year ended December 31, 2010
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and Other Revenues:
Premiums	$282,160	$174,193	$263,294	$1,158,261	$—	$1,877,908
Other policy revenues	170,729	15,076	—	—	—	185,805
Net investment income	223,753	510,106	14,855	67,545	95,656	911,915
Other income (expenses)	3,547	(7,900)	10,384	8,192	3,175	17,398

Total operating revenues	680,189	691,475	288,533	1,233,998	98,831	2,993,026

Realized gains (losses) on investments	—	—	—	—	74,062	74,062

Total revenues	680,189	691,475	288,533	1,233,998	172,893	3,067,088

Benefits, Losses and Expenses:
Policy benefits	294,177	205,948	184,554	923,736	—	1,608,415
Interest credited to policy account balances	59,149	333,970	—	—	—	393,119
Commissions for acquiring and servicing policies	91,165	95,701	35,263	226,748	3	448,880
Other operating costs and expenses	178,619	62,791	49,634	124,410	38,692	454,146
Change in deferred policy acquisition costs	(1,963)	(44,569)	4,886	1,551	—	(40,095)

Total benefits, losses and expenses	621,147	653,841	274,337	1,276,445	38,695	2,864,465

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	59,042	37,634	14,196	(42,447)	134,198	202,623

Provision (benefit) for federal income taxes	19,484	12,419	4,685	(14,008)	32,628	55,208
Equity in losses of unconsolidated affiliates	—	—	—	—	(3,169)	(3,169)
Net loss attributable to noncontrolling interests	—	—	—	—	(1,055)	(1,055)

Income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	39,558	25,215	9,511	(28,439)	99,456	145,301

Income (loss) from discontinued operations, net of income tax expense (benefit)	—	—	—	—	(1,275)	(1,275)

Net Income (loss) attributable to American National Insurance Company and Subsidiaries	$39,558	$25,215	$9,511	$(28,439)	$98,181	$144,026

Selected Data:
Total Assets	$4,968,385	$10,672,524	$558,970	$2,404,190	$2,808,969	$21,413,039

	Year ended December 31, 2009
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and Other Revenues:
Premiums	$284,530	$220,284	$309,701	$1,159,509	$—	$1,974,024
Other policy revenues	164,748	14,756	—	—	—	179,504
Net investment income	222,611	449,035	15,992	66,175	85,964	839,777
Other income (expenses)	2,720	(3,870)	10,382	7,064	2,704	19,000

Total operating revenues	674,609	680,205	336,075	1,232,748	88,668	3,012,305

Realized gains (losses) on investments	—	—	—	—	(73,855)	(73,855)

Total revenues	674,609	680,205	336,075	1,232,748	14,813	2,938,450

Benefits, Losses and Expenses:
Policy benefits	297,719	249,709	239,407	923,064	—	1,709,899
Interest credited to policy account balances	58,983	311,580	—	—	—	370,563
Commissions for acquiring and servicing policies	91,968	107,053	51,717	209,203	2	459,943
Other operating costs and expenses	185,048	59,254	62,134	124,266	41,218	471,920
Change in deferred policy acquisition costs	1,536	(62,013)	5,017	(8,151)	—	(63,611)

Total benefits, losses and expenses	635,254	665,583	358,275	1,248,382	41,220	2,948,714

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	39,355	14,622	(22,200)	(15,634)	(26,407)	(10,264)

Provision (benefit) for federal income taxes	12,987	4,825	(7,326)	(5,159)	(36,355)	(31,028)
Equity in losses of unconsolidated affiliates	—	—	—	—	(4,216)	(4,216)
Net loss attributable to noncontrolling interests	—	—	—	—	(458)	(458)

Income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	26,368	9,797	(14,874)	(10,475)	6,190	17,006

Income (loss) from discontinued operations, net of income tax expense (benefit)	—	—	—	—	(1,381)	(1,381)

Net Income (loss) attributable to American National Insurance Company and Subsidiaries	$26,368	$9,797	$(14,874)	$(10,475)	$4,809	$15,625

Selected Data:
Total Assets	$4,875,165	$9,683,972	$613,539	$2,066,477	$2,910,354	$20,149,507

	Year ended December 31, 2008
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and Other Revenues:
Premiums	$299,338	$116,248	$290,883	$1,182,026	$—	$1,888,495
Other policy revenues	154,984	19,915	—	—	—	174,899
Net investment income	226,643	374,023	16,566	69,348	108,862	795,442
Other income (expenses)	3,767	(5,718)	13,252	8,973	2,503	22,777

Total operating revenues	684,732	504,468	320,701	1,260,347	111,365	2,881,613

Realized gains (losses) on investments	—	—	—	—	(379,034)	(379,034)

Total revenues	684,732	504,468	320,701	1,260,347	(267,669)	2,502,579

Benefits, Losses and Expenses:
Policy benefits	296,078	142,867	223,055	939,854	—	1,601,854
Interest credited to policy account balances	62,221	237,612	—	—	—	299,833
Commissions for acquiring and servicing policies	126,813	79,213	43,219	226,100	—	475,345
Other operating costs and expenses	222,908	45,491	69,961	132,601	22,946	493,907
Change in deferred policy acquisition costs	(42,103)	(20,690)	5,023	(9,669)	—	(67,439)

Total benefits, losses and expenses	665,917	484,493	341,258	1,288,886	22,946	2,803,500

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	18,815	19,975	(20,557)	(28,539)	(290,615)	(300,921)

Provision (benefit) for federal income taxes	6,209	6,592	(6,784)	(9,418)	(118,993)	(122,394)
Equity in losses of unconsolidated affiliates	—	—	—	—	4,965	4,965
Net loss attributable to noncontrolling interests	—	—	—	—	(31)	(31)

Income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	12,606	13,383	(13,773)	(19,121)	(166,626)	(173,531)

Income (loss) from discontinued operations, net of income tax expense (benefit)	18,728	—	—	—	805	19,533

Net Income (loss) attributable to American National Insurance Company and Subsidiaries	$31,334	$13,383	$(13,773)	$(19,121)	$(165,821)	$(153,998)

Selected Data:
Total Assets	$4,823,465	$8,265,270	$759,089	$2,248,514	$2,283,101	$18,379,439
17. PENSION AND POSTRETIREMENT BENEFITS
Pension benefits
American National and its subsidiaries have one active, tax-qualified, defined-benefit pension plan and one inactive plan. The active plan has three separate noncontributory programs. One of the programs covers Career Sales and Service Division agents and managers. The other two programs cover salaried and management employees and corporate clerical employees subject to a collective bargaining agreement. The program covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the five years before retirement. The programs covering hourly employees and agents generally provide benefits that are based on the employee’s career average earnings and years of service.
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
Effective 2008, American National changed its measurement date for its defined benefit plans from September 30 to December 31, using the alternative method specified in accounting guidance, for the one qualified plan that was not already using a December 31 date. The effect of this change was an additional periodic benefit cost of $1,770,000 (net of tax) which was charged directly to retained earnings in 2008.

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	2010	2009
Reconciliation of benefit obligation:
Obligation at January 1,	$360,374	$328,783
Service cost benefits earned during period	12,937	11,163
Interest cost on projected benefit obligation	20,884	20,319
Actuarial gain	17,652	19,141
Benefits paid	(16,674)	(19,032)

Obligation at December 31,	395,173	360,374

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1,	184,500	149,874
Actual return on plan assets	20,559	28,729
Employer contributions	24,422	24,929
Benefits paid	(16,674)	(19,032)

Fair value of plan assets at December 31,	212,807	184,500

Funded status at December 31,	$(182,366)	$(175,874)

The components of the combined net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2010	2009	2008

Service cost	$12,937	$11,163	$9,974
Interest cost	20,884	20,319	19,003
Expected return on plan assets	(15,637)	(13,736)	(13,571)
Amortization of prior service cost	2,324	3,469	3,469
Amortization of net gain	7,713	9,134	4,412

Net periodic benefit cost	$28,221	$30,349	$23,287

Amounts related to the defined benefit pension plans recognized as a component of other comprehensive income (loss) are shown below (in thousands):

	Years ended December 31,
	2010	2009	2008

Prior service cost	$2,324	$3,469	$3,469
Net actuarial gain (loss)	(4,969)	4,909	(57,385)
Deferred tax benefit (expense)	926	(2,932)	18,871

Other comprehensive income (loss), net of tax	$(1,719)	$5,446	$(35,045)

The estimated net loss and prior service cost for the plan that will be amortized out of accumulated other comprehensive income into the net periodic benefit cost over the next fiscal year are $8,081,000 and $0, respectively. Amounts recognized as a component of accumulated other comprehensive income (loss) that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2010	2009

Prior service cost	$—	$(2,324)
Net actuarial loss	(100,820)	(95,851)
Deferred tax benefit	35,287	34,361

Amounts included in accumulated other comprehensive income (loss)	$(65,533)	$(63,814)

The weighted average assumptions used in the measurement of American National’s benefit obligation are shown below:

	Used for Net	Used for Benefit
	Benefit Cost in Fiscal Year	Obligations
	1/1/2010 to 12/31/2010	as of 12/31/2010

Discount rate	6.17%	5.34%
Rate of compensation increase	4.20%	3.78%
Long-term rate of return	7.65%	7.65%
American National’s funding policy for the pension plans is to make annual contributions in accordance with the minimum funding standards of the Employee Retirement Income Security Act of 1974. The unfunded plans will be funded out of general corporate assets when necessary. American National contributed $24,422,000, $24,929,000, and $19,700,000 to the qualified pension plan in 2010, 2009 and 2008, respectively. American National and its affiliates expect to contribute $17,100,000 to its qualified pension plan in fiscal year 2011.
The following table shows pension benefit payments, which reflect expected future service as appropriate, that are expected to be paid (in thousands):

Pension Benefit Payments

2011	$23,246
2012	21,313
2013	20,771
2014	25,135
2015	27,798
2016-2020	147,677

The fair values of American National’s pension plan assets by asset category are shown below (in thousands):

	December 31, 2010
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
Asset Category
Corporate debt securities	$72,003	$—	$72,003
Residential mortgage-backed securities	320	—	320
Equity securities by sector:
Consumer goods	25,992	25,992	—
Energy	14,143	14,143	—
Finance	17,254	17,254	—
Healthcare	11,459	11,459	—
Industrials	10,146	10,146	—
Information technology	17,500	17,500	—
Materials	2,411	2,411	—
Telecom services	4,432	4,432	—
Utilities	3,150	3,150	—
Commercial paper	30,801	—	30,801
Money market	14	14	—
Unallocated group annuity contract	2,811	—	2,811
Contribution receivable	276	276	—
Other	95	95	—

Total	$212,807	$106,872	$105,935

American National utilizes third-party pricing services to estimate fair value measurements of their pension plan assets. Refer to Note 7 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The pension plans have no level 3 assets.
The Corporate debt securities category, in the above table, represents investment grade bonds of U.S and foreign issuers from diverse industries, with a maturity of 1 to 30 years. Foreign bonds acquired by American National must be Investment Grade, denominated and payable in U.S. Dollars, and in the aggregate shall not exceed 20% of the bond portfolio without approval of American National’s Finance Committee.
Residential mortgage-backed securities represents asset-backed securities with a maturity date 1 to 30 years with a rating of NAIC 1 or 2.
Equity portfolio managers are allowed to choose the degree of concentration in various issues and industry sectors for the equity securities. However, the initial purchase of a single company should not exceed 5% of the equity portfolio market value. Permitted securities are those listed on the New York Stock Exchange, the American Stock Exchange, principal regional exchanges and in over-the-counter securities for which there is an active market providing ready marketability of the specific security.
The commercial paper category represents investments with a credit rating of A-2 Moody’s or P-2 by Standard & Poor’s with at least BBB rating on the issuer’s outstanding debt, or selected issuers with no outstanding debt.
The investment policy for the qualified retirement plan assets is designed to provide the highest return possible commensurate with sound and prudent underwriting practices. The investment diversification goals are to have investments in cash and cash equivalents as necessary for liquidity, debt securities up to 100% and equity securities up to 60% of the total invested plan assets. The amount invested in any particular investment is limited based on credit quality, and no single investment is allowed to be more than 5% of the total invested assets.

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
The primary retiree health benefit plan provides major medical benefits for participants under the age of 65 and Medicare Supplemental benefits for those over 65. Prescription drug benefits are provided to both age groups. The plan is contributory, with American National’s contribution limited to $80 per month for retirees and spouses under the age of 65 and $40 per month for retirees and spouses over the age of 65. All additional contributions necessary, over the amount to be contributed by American National, are to be contributed by the retirees.
The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $5,087,000 and $5,035,000 at December 31, 2010 and 2009, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation. Since American National’s contributions to the cost of the retiree benefit plans are fixed, the health care cost trend rate will have no effect on the future expense or the accumulated postretirement benefit obligation.
Under American National and its subsidiaries’ various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements.
Savings plans
In addition to the defined benefit pension plans, American National sponsors one defined contribution plan for all employees excluding those of the Farm Family companies, and an incentive savings plan for employees of the Farm Family companies. The defined contribution plan (401(k) plan) allows employees to contribute up to the maximum allowable amount as determined by the IRS. American National does not contribute to the defined contribution plan. Company contributions are made under the incentive savings plan for the Farm Family companies, with a discretionary portion based on the profits earned by the Farm Family companies. The expense associated with this plan was $1,588,000 for 2010, $1,441,000 for 2009, and $2,795,000 for 2008.

18. COMMITMENTS AND CONTINGENCIES
Commitments
American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2010, were approximately $3,429,000.
In the ordinary course of their operations, American National and its subsidiaries had commitments outstanding at December 31, 2010, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $275,038,000, of which $270,765,000 is expected to be funded in 2011. The remaining balance of $4,273,000 will be funded in 2012 and beyond. As of December 31, 2010, all of the mortgage loan commitments have fixed interest rates.
In September 2010 American National renewed a 365-day $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding American National’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2010 and 2009 the outstanding letters of credit were $37,452,000 and $36,205,000, respectively, and there were no borrowings on this facility to meet working capital requirements.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2010, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $210,727,000.
Litigation
As previously reported, American National was a defendant in a lawsuit related to the alleged inducement of another company’s insurance agents to become agents of American National (Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company v. American National Insurance Company et al., U.S. District Court for the District of Utah, filed July 23, 2003). Plaintiffs initially alleged that American National improperly induced agents to leave Plaintiffs and join American National, asserting claims against American National for inducing one of Plaintiffs’ managers to breach duties allegedly owed to Plaintiffs as well as claims against American National for misappropriation of trade secrets, tortious interference with contractual relationships, business disparagement, libel, defamation, civil conspiracy, unjust enrichment and unfair competition. By the time of trial, some claims had been dismissed; however, Plaintiffs’ surviving claims continued to allege that their damages from the wrongful conduct exceeded $3.9 million, and Plaintiffs also sought punitive damages. The jury reached a verdict adverse to American National, in the total amount of approximately $63.4 million, of which approximately $60.0 million represented punitive damages; however, the court subsequently reduced the punitive damages award, resulting in a total award of approximately $7.1 million against American National. An appeal was taken to the Tenth Circuit Court of Appeals. The Tenth Circuit reversed and vacated entirely the award of punitive damages and affirmed the district court’s award of compensatory damages in the amount of $3.6 million. American National has accrued an appropriate amount for resolution of this case, including attorneys’ fees, and believes that any additional amounts necessary will not be material to the consolidated financial statements.

As previously reported, American National is a defendant in a putative class action lawsuit wherein the Plaintiff proposes to certify a class of persons who purchased certain American National proprietary deferred annuity products in the State of California (Rand v. American National Insurance Company, U.S. District Court for the Northern District of California, filed February 12, 2009). Plaintiff alleges that American National violated the California Insurance, Business and Professions, Welfare and Institutions, and Civil Codes through its fixed and equity-indexed deferred annuity sales and marketing practices by not sufficiently providing proper disclosure notices on the nature of surrender fees, commissions and bonus features and not considering the suitability of the product. Certain claims raised by Plaintiff relate to sales of annuities to the elderly. Plaintiff seeks statutory penalties, restitution, interest, penalties, attorneys’ fees, punitive damages and rescissionary and/or injunctive relief in an unspecified amount. Discovery in this case is ongoing. If necessary, class certification issues may be briefed and argument heard by the Court in early to mid 2011. In September 2010, the Court granted partial summary judgment for American National due to the nonexistence of certain California Insurance Code violations, and granted partial summary judgment against American National as to whether the Plaintiff received a disclosure notice required by the California Insurance Code. Plaintiff contends that the alleged disclosure violation will support a California Unfair Competition Law claim. American National believes that it has meritorious defenses; however, no prediction can be made as to the probability or remoteness of any recovery against American National.
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

19. DISCONTINUED OPERATIONS
On December 31, 2010, the Company sold its wholly-owned broker-dealer subsidiary, Securities, Management & Research, Inc. (“SM&R”), pursuant to a Stock Purchase Agreement American National agreed to sell all of the outstanding capital stock of SM&R to a third-party financial services corporation. The sale qualifies for discontinued operations accounting and accordingly, the results of operations for this subsidiary are presented as discontinued operations in American National’s consolidated statements of operations for all periods presented. The sale resulted in a $1 million loss before taxes for the year-ended 2010, which is presented as “Loss on sale” in the table below. SM&R had previously been a component of the Corporate and Other segment.
The following table summarizes income (loss) from discontinued operations:

	Years ended December 31,
	2010	2009	2008

Revenues:
Net investment income	$145	$328	$735
Realized investments gains (losses)	847	(1,842)	(675)
Other Income	9,919	12,843	16,002

Total revenues	10,911	11,329	16,062

Expenses
Other operating costs	11,842	13,430	14,797
Taxes, licenses and fees	69	59	96

Total expenses	11,911	13,489	14,893

Income (loss) from discontinued operations	(1,000)	(2,160)	1,169

Loss on sale	(1,000)	—	—

Income (loss) from discontinued operations before income tax expense (benefit)	(2,000)	(2,160)	1,169

Income tax expense (benefit)	(725)	(779)	364

Income (loss) from discontinued operations, net of tax	$(1,275)	$(1,381)	$805

On December 4, 2008, our life insurance business in Mexico, American National de Mexico, Compania de Seguros de Vida, S.A. de C.V., along with non-insurance affiliates Servicios de Administracion American National S.A. de C.V. and American National Promotora de Ventas S.A. de C.V. were sold to a third party. Accordingly, the business is accounted for as a discontinued operation within the Life segment.
The Mexico operation reported a $3,330,000 in pretax losses for 2008. The sale resulted in a loss on sale of discontinued operations of $1,890,000 before taxes. As part of the sale, a $22,059,000 income tax benefit was reported in 2008 because the tax basis of the investment in American National de Mexico exceeded the financial statement carrying value.
Cash flows related to discontinued operations have been combined with cash flows from continuing operations within each category of the statements of cash flows, the effect of which is immaterial to all periods presented.

20. RELATED PARTY TRANSACTIONS
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

		Dollar Amount of Transactions		Amount due to
		Years ended December 31,		Years ended December 31,
Related Party	Financial Statement Line Impacted	2010	2009	2010	2009

Gal-Tex Hotel Corporation	Mortgage loans on real estate	$924	$860	$10,951	$11,875
Gal-Tex Hotel Corporation	Net investment income	831	895	66	72
Gal-Tex Hotel Corporation	Other operating costs and expenses	254	280	21	20
Gal-Tex Hotel Corporation	Accident and health premiums	56	56	56	—
Moody Insurance Group, Inc.	Commissions for acquiring and servicing policies	3,124	2,813	717	388
Moody Insurance Group, Inc.	Other operating costs and expenses	135	171	—	—
National Western Life Ins.	Accident and health premiums	135	226	14	—
National Western Life Ins.	Other operating costs and expenses	1,328	1,300	71	—
Moody Foundation	Accident and health premiums	263	276	7	—
Greer, Herz and Adams, LLP	Other operating costs and expenses	10,785	9,300	251	370
Information Regarding Related Parties and Transactions
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation (“Gal-Tex”). The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National. American National held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $10,951,000 as of December 31, 2010, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments. Such loan impacts the “Mortgage loans on real estate” and “Net investment income” lines of the consolidated financial statements.
Management Contracts with Gal-Tex: American National entered into management contracts with Gal-Tex for the management of a hotel and adjacent fitness center owned by us. Such contracts can be terminated upon thirty days’ prior written notice. Payments by us to Gal-Tex pursuant to these management contracts impact the “Other operating costs and expenses” line of the consolidated statements of operations.
Transactions with Moody Insurance Group, Inc.: Robert L. Moody, Jr. (“RLM Jr.”) is the son of American National’s Chairman and Chief Executive Officer, brother of two of American National’s directors, and he is one of American National’s advisory directors. RLM Jr., mainly through his wholly-owned insurance agency, Moody Insurance Group, Inc. (“MIG”), has entered into a number of agency agreements with American National and some of its subsidiaries in connection with the marketing of insurance products.
MIG and American National are also parties to a Consulting and Special Marketing Agreement concerning development and marketing of new products. In addition to consulting fees paid under such agreement, compensation also includes dividends on shares of American National’s Restricted Stock granted to MIG as a consultant. Such compensation impacts the “Other operating costs and expenses” line of the consolidated statements of operations.
Health Insurance Contracts with Certain Affiliates: American National’s Merit Plan is insured by National Western Life Insurance Company (“National Western”). Robert L. Moody, Sr., American National’s Chairman of the Board and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer, and controlling stockholder of National Western. The Merit Plan is an insured medical plan that supplements American National’s core medical insurance plan for certain officers by providing coverage for co-pays, deductibles, and other out-of-pocket expenses that are not covered by the core medical insurance plan, limited to medical expenses that could be deducted by the recipient for federal income tax purposes. Payments made to National Western in connection with the Merit Plan impact the “Other costs and expenses” line of the consolidated statements of operations.

In addition, American National insures substantially similar plans offered by National Western, Gal-Tex, and The Moody Foundation to certain of their officers. American National also insures The Moody Foundation’s basic health insurance plan. Payments received related to this coverage are reflected in the “Accident and health premiums” line of our consolidated statements of operations.
Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is American National’s advisory director and a Partner with Greer, Herz Adams, L.L.P. which serves as American National’s General Counsel. Legal fees and reimbursements of expenses in connection with such firm’s services as American National’s General Counsel and for all of its subsidiaries are reflected in the “Other operating costs and expenses” line of the consolidated statements of operations.
21. SELECTED QUARTERLY FINANCIAL DATA
Supplementary Financial Information
The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009

Total revenues	$748,733	$650,650	$744,540	$724,301	$790,456	$776,868	$783,359	$786,631
Total benefits, losses and expenses	706,364	725,517	716,730	736,648	710,822	741,974	730,549	744,575
Income (loss) from continuing operations before federal income tax and equity in earnings of unconsolidated affiliates	42,369	(74,867)	27,810	(12,347)	79,634	34,894	52,810	42,056
Provision (benefit) for federal income taxes	10,016	(30,343)	3,307	(10,707)	31,257	3,178	10,628	6,844
Equity in earnings (losses) of unconsolidated affiliates, net of tax	7	(1,937)	62	(3,180)	(144)	2,110	(3,094)	(1,209)
Income (loss) from continuing operations	32,360	(46,461)	24,565	(4,820)	48,233	33,826	39,088	34,003
Income (loss) from discontinued operations, net of income tax expense (benefit)	223	(1,233)	1,778	(103)	(513)	122	(2,763)	(167)
Net income (loss)	32,583	(47,694)	26,343	(4,923)	47,720	33,948	36,325	33,836
Net income (loss) attributable to noncontrolling interest	(2,195)	(1)	(279)	(568)	664	1,248	755	(1,137)
Net income (loss) attributable to American National Insurance Company and subsidiaries	34,778	(47,693)	26,622	(4,355)	47,056	32,700	35,570	34,973

Earnings (loss) per share attributable to American National Insurance Company and subsidiaries:
Basic	1.31	(1.80)	1.00	(0.16)	1.77	1.23	1.34	1.32
Diluted	1.30	(1.80)	1.00	(0.16)	1.76	1.23	1.33	1.32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s report on internal controls over financial reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)	87

(a)(2) Supplementary Data and Financial Statement Schedules
Schedules are attached hereto at the following pages:
All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(b) Exhibits

Exhibit
Number:		Basic Documents:

3.1		Articles of Incorporation (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

3.2		Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 5, 2010)

4.1		Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

10.1
Administrative Services Agreement dated October 17, 2007 by and between the registrant and Transaction Applications Group, Inc. (incorporated by reference to Exhibit No. 10.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

10.2	*
American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”) (incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

10.3	*
Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

10.4	*	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

10.5	*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan

10.6	*
American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

10.7	*	American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the registrant’s Registration Statement on Form 10-12B filed April 10,2009)

Exhibit
Number:		Basic Documents:

10.8	*	Amendment No. 4 to the American National Insurance Company Nonqualified Retirement Plan

10.9	*	Form of Restricted Stock Unit Agreement under the Stock and Incentive Plan

21		Subsidiaries

23		Consent of KPMG LLP

31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan of arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY
By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board & Chief Executive Officer
Date: March 2, 2011
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert L. Moody Robert L. Moody	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 2, 2011

/s/ John J. Dunn, Jr. John J. Dunn, Jr.	Executive Vice President, Corporate Chief Financial Officer (principal financial officer)	March 2, 2011

/s/ Arthur O. Dummer Arthur O. Dummer	Director	March 2, 2011

/s/ Dr. Shelby M. Elliott Dr. Shelby M. Elliott	Director	March 2, 2011

/s/ G. Richard Ferdinandtsen G. Richard Ferdinandtsen	Director	March 2, 2011

/s/ Frances Anne Moody-Dahlberg Frances Anne Moody-Dahlberg	Director	March 2, 2011

/s/ Russell S. Moody Russell S. Moody	Director	March 2, 2011

/s/ Frank P. Williamson Frank P. Williamson	Director	March 2, 2011

/s/ James D. Yarbrough James D. Yarbrough	Director	March 2, 2011

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)

	December 31, 2010
			Amount at Which
			Shown in the
			Consolidated
			Statements
	Cost or	Estimated	of Financial
Type of Investment	Amortized Cost (1)	Fair Value	Position

Fixed maturities:
Bonds held-to-maturity:
U.S.treasury and other U.S. government corporations and agencies	$23,117	$23,405	$23,117
States of the U.S. and political subdivisions of the states	422,249	422,446	422,249
Foreign governments	29,020	33,930	29,020
Corporate debt securities	7,293,501	7,738,777	7,293,501
Residential mortgage-backed securities	661,516	691,820	661,516
Commercial mortgage-backed securities	31,340	13,582	31,340
Collateralized debt securities	8,562	8,315	8,562
Other debt securities	44,245	47,559	44,245
Bonds available-for-sale:
U.S.treasury and other U.S. government corporations and agencies	13,268	13,907	13,907
States of the U.S. and political subdivisions of the states	583,163	594,112	594,112
Foreign governments	5,000	6,967	6,967
Corporate debt securities	3,030,671	3,201,569	3,201,569
Residential mortgage-backed securities	259,560	271,393	271,393
Collateralized debt securities	19,468	20,709	20,709
Other debt securities	14,187	14,956	14,956

Total fixed maturity securities	12,438,867	13,103,447	12,637,163

Equity securities:
Common stocks:
Consumer goods	154,106	216,592	216,592
Energy and utilities	121,727	193,265	193,265
Finance	119,975	173,579	173,579
Healthcare	78,256	108,509	108,509
Industrials	59,856	107,505	107,505
Information technology	108,178	170,301	170,301
Materials	16,469	32,009	32,009
Telecommunication services	31,678	44,128	44,128
Preferred stock	30,420	36,867	36,867

Total equity securities	720,665	1,082,755	1,082,755

Other Investments
Mortgage loans on real estate, net of allowance	2,679,909	2,865,187	2,679,909
Investment real estate, net of accumulated depreciation	506,772		506,772
Real estate acquired in satisfaction of debt	14,996		14,996
Policy loans	380,505	380,505	380,505
Options	66,716	66,716	66,716
Other long-term investments	52,535		52,535
Short-term investments	486,206	486,206	486,206

Total other investments	4,187,639	3,798,614	4,187,639

Total investments	$17,347,171	$17,984,816	$17,907,557

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2010	2009	2008

Revenues
Premium and policy revenue	$735,727	$812,007	$691,885
Net investment income	760,630	692,993	643,855
Realized gain (loss) on investments	46,561	(9,047)	9,601
Other-than-temporary impairments	(43)	(21,113)	(152,840)
Other income	2,114	5,346	6,576

Total revenues	1,544,989	1,480,186	1,199,077

Expenses
Policy benefits	505,916	596,729	471,590
Other operating costs and expenses	820,240	804,583	771,899

Total expenses	1,326,156	1,401,312	1,243,489

Income (loss) from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates and subsidiaries	218,833	78,874	(44,412)

Provision (benefit) for federal income taxes	78,823	26,698	(15,844)
Equity in earnings (losses) of unconsolidated affiliates and subsidiaries, net of tax	4,016	(36,551)	(125,430)

Net income (loss)	$144,026	$15,625	$(153,998)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	December 31,
Condensed Statements of Financial Position	2010	2009

Assets
Fixed maturity securities	$9,545,996	$8,584,578
Equity securities	43,072	68,295
Mortgage loans on real estate, net of allowance	2,708,023	2,342,630
Other invested assets	1,739,574	1,872,011
Investment in subsidiaries	1,704,346	1,669,054
Deferred policy acquisition costs	1,040,332	1,034,550
Separate account assets	780,563	718,378
Other assets	607,342	651,047

Total assets	18,169,248	16,940,543

Liabilities
Policyholder funds	2,860,340	2,737,141
Policy account balances	9,810,671	8,937,965
Separate account liabilities	780,563	718,378
Other liabilities	1,085,023	1,086,605

Total liabilities	14,536,597	13,480,089

Shareholders’ equity
Common stock	30,832	30,832
Additional paid-in capital	15,190	11,986
Accumulated other comprehensive income	225,212	117,649
Retained earnings	3,459,911	3,398,492
Treasury stock at cost	(98,494)	(98,505)

Total stockholders’ equity	3,632,651	3,460,454

Total liabilities and stockholders’ equity	$18,169,248	$16,940,543

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	Years Ended December 31,
Condensed Statements of Cash Flows	2010	2009	2008
Operating activities
Net income (loss)	$144,026	$15,625	$(153,998)
Adjustments to reconcile net income to net cash provided operating activities:
Realized (gain) loss on investments	(46,561)	9,047	(9,601)
Other-than-temporary impairment	43	21,113	152,840
Amortization of discounts and premiums on bonds	10,979	8,256	10,345
Net capitalized interest on policy loans and mortgage loans	(26,533)	(24,331)	5,896
Depreciation	21,511	23,679	9,121
Interest credited to policy account balances	364,107	341,184	272,700
Charges to policy account balances	(175,846)	(170,071)	(165,354)
Deferred federal income tax (benefit) expense	15,006	(17,579)	(87,389)
Deferral of policy acquisition costs	(262,291)	(259,565)	(437,287)
Amortization of deferred policy acquisition costs	211,423	202,354	221,432
Equity in earnings of unconsolidated affiliates	(6,027)	(3,175)	(378)
Net (income) loss of subsidiaries	2,011	34,726	125,808
Dividends from subsidiaries	—	5,000	—
Changes in:
Policyholder fund liabilities	74,647	38,149	49,821
Reinsurance ceded receivable	20,260	92,058	(26,654)
Premiums due and other receivables	(1,725)	15,443	20,454
Accrued investment income	(8,040)	(11,365)	(878)
Current federal income tax asset/liability	2,077	42,013	(94,955)
Liability for retirement benefits	4,222	1,933	52,263
Prepaid reinsurance premiums	8,086	9,572	6,682
Other, net	15,733	7,833	(12,299)

Net cash provided by (used in) operating activities	367,108	381,899	(61,431)

Investing activities
Proceeds from sales of:
Fixed maturity securities	194,764	31,761	5,103
Equity securities	32,390	28,883	55,084
Real estate	29,732	4,837	—
Other invested assets	19,407	140,667	188,493
Disposals of property and equipment	454	1,553	1,202
Distributions of unconsolidated affiliates	8,495	10,698	6,191
Changes in intercompany loans	(5,212)	—	—
Return of capital from sale of subsidiary	13,482	—	—
Proceeds from maturity of fixed maturity securities	845,302	564,997	624,288
Principal payments received on:
Mortgage loans	154,514	114,207	138,925
Policy loans	39,774	43,386	9,203
Purchases of:
Fixed maturity securities	(1,882,092)	(1,279,627)	(1,087,593)
Equity securities	(963)	(1,042)	(47,002)
Real estate	(13,628)	(12,971)	(15,657)
Mortgage loans	(526,672)	(548,748)	(493,412)
Policy loans	(33,466)	(30,881)	(18,165)
Other invested assets	(42,254)	(30,746)	(216,468)
Additions to property and equipment	(5,374)	(7,356)	(11,475)
Contributions to unconsolidated affiliates	(6,254)	(4,905)	(7,162)
Changes in short term investments, net	192,084	(299,941)	294,048
Changes in investment in subsidiaries	(10,010)	(53,039)	157,089
Other, net	19,088	(268)	(581)

Net cash used in investing activities	(976,439)	(1,328,535)	(417,889)

Financing activities
Policyholders’ deposits to policy account balances	1,641,541	2,201,309	1,931,709
Policyholders’ withdrawals from policy account balances	(957,096)	(1,125,610)	(1,385,625)
Dividends to stockholders	(82,607)	(82,490)	(82,651)

Net cash provided by financing activities	601,838	993,209	463,433

Net increase (decrease) in cash and cash equivalents	(7,493)	46,573	(15,887)
Cash:
Beginning of the year	38,594	(7,979)	7,908
End of the year	$31,101	$38,594	$(7,979)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		Future Policy				Benefits,	Amortization
	Deferred	Benefits, Policy and				Claims, Losses	of Deferred
	Policy	Contract Claims			Net	and	Policy	Other
	Acquisition	and Participating	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Policyholder Share	Premiums	Revenue	Income (1)	Expenses	Costs	Expenses (2)	Written

2010
Corportate & Other	$—	$—	$—	$—	$95,656	$—	$—	$38,692	$—
Life	661,377	4,195,783	92,364	282,160	223,753	294,177	78,826	178,619	—
Annuities	446,996	9,986,992	4	174,193	510,106	205,948	72,521	62,791	—
Health	64,967	382,810	66,516	263,294	14,855	184,554	22,973	49,634	—
Property & Casualty	145,086	927,637	674,830	1,158,261	67,545	923,736	267,185	124,410	1,185,366

Total	$1,318,426	$15,493,222	$833,714	$1,877,908	$911,915	$1,608,415	$441,505	$454,146	$1,185,366

2009
Corportate & Other	$—	$—	$—	$—	$85,964	$—	$—	$41,218	$—
Life	672,063	4,080,827	100,204	284,530	222,611	297,719	78,697	185,048	—
Annuities	442,428	9,050,838	4	220,284	449,035	249,709	64,756	59,254	—
Health	69,853	419,467	78,525	309,701	15,992	239,407	21,746	62,134	—
Property & Casualty	146,637	897,871	682,931	1,159,509	66,175	923,064	248,607	124,266	1,164,136

Total	$1,330,981	$14,449,003	$861,664	$1,974,024	$839,777	$1,709,899	$413,806	$471,920	$1,164,136

2008
Corportate & Other	$—	$—	$—	$—	$108,862	$—	$—	$22,946	$—
Life	712,250	3,992,085	111,846	299,338	226,643	296,078	86,928	222,908	—
Annuities	557,058	7,691,848	13	116,248	374,023	142,867	75,854	45,491	—
Health	74,870	521,415	93,956	290,883	16,566	223,055	27,785	69,961	—
Property & Casualty	138,486	904,193	687,920	1,182,026	69,348	939,854	233,336	132,601	1,184,686

Total	$1,482,664	$13,109,541	$893,735	$1,888,495	$795,442	$1,601,854	$423,903	$493,907	$1,184,686

(1)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital & surplus.

(2)	Identifiable expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium ratio within the respective lines.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE
(in thousands)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net

Year Ended December 31, 2010
Life insurance in-force	$69,288,973	$31,616,049	$479,528	$38,152,452	1.3%

Premiums earned:
Life and Annuity	$543,724	$86,241	$(1,130)	$456,353	(0.2)
Accident and health	247,301	82,762	98,755	263,294	37.5
Property and casualty	1,258,401	103,872	3,732	1,158,261	0.3

Total premiums	$2,049,426	$272,875	$101,357	$1,877,908	5.4

Year Ended December 31, 2009
Life insurance in-force	$68,584,383	$31,347,876	$863,867	$38,100,374	2.3

Premiums earned:
Life and Annuity	$581,422	$81,120	$4,512	$504,814	0.9
Accident and health	287,977	151,138	172,862	309,701	55.8
Property and casualty	1,243,710	89,675	5,474	1,159,509	0.5

Total premiums	$2,113,109	$321,933	$182,848	$1,974,024	9.3

Year Ended December 31, 2008
Life insurance in-force	$68,820,212	$31,241,255	$1,050,645	$38,629,602	2.7

Premiums earned:
Life and Annuity	$492,068	$84,942	$8,460	$415,586	2.0
Accident and health	278,907	134,904	146,880	290,883	50.5
Property and casualty	1,346,425	224,248	59,849	1,182,026	5.1

Total premiums	$2,117,400	$444,094	$215,189	$1,888,495	11.4

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Balance at	Deductions			Balance at
	Beginning of	Charged to		Change in	End of
	Period	Expense	Written off	Estimate (1)	Period

2010
Investment valuation allowances:
Mortgage loans on real estate	$23,290	$(394)	$(1,676)	$(7,432)	$13,788

Total	$23,290	$(394)	$(1,676)	$(7,432)	$13,788

2009
Investment valuation allowances:
Mortgage loans on real estate	$19,496	$3,794	$—	$—	$23,290

Total	$19,496	$3,794	$—	$—	$23,290

2008
Investment valuation allowances:
Mortgage loans on real estate	$15,610	$3,886	$—	$—	$19,496

Total	$15,610	$3,886	$—	$—	$19,496

(1)	Decrease in the required valuation allowance for mortgage loans as a result of changes to the estimate in calculating the mortgage loan allowance based on enhanced methodology.
See accompanying Report of Independent Registered Public Accounting Firm.