Form 10-Q
period 2011-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2011-05-06
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001- 34280
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 29, 2011, there were 26,821,284 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share data)

	Three months ended March 31,
	2011	2010
PREMIUMS AND OTHER REVENUES
Premiums
Life	$66,386	$69,445
Annuity	32,241	40,352
Accident and health	58,644	68,424
Property and casualty	291,314	286,472
Other policy revenues	49,131	44,996
Net investment income	239,072	218,102
Realized investments gains	22,031	17,747
Other-than-temporary impairments	—	(1,245)
Other income	6,286	5,915

Total premiums and other revenues	765,105	750,208

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	76,687	72,538
Annuity	42,977	47,695
Claims incurred
Accident and health	41,607	52,839
Property and casualty	215,511	235,203
Interest credited to policyholders’ account balances	106,016	94,362
Commissions for acquiring and servicing policies	110,226	106,877
Other operating expenses	122,399	113,208
Change in deferred policy acquisition costs	(13,050)	(14,883)

Total benefits, losses and expenses	702,373	707,839

Income from continuing operations before federal income tax, and equity in earnings of unconsolidated affiliates	62,732	42,369

Provision for federal income taxes
Current	14,318	9,500
Deferred	2,580	516

Total provision for federal income taxes	16,898	10,016

Equity in earnings of unconsolidated affiliates, net of tax	1,861	7

Income from continuing operations	47,695	32,360
Income from discontinued operations, net of tax (See Note 17)	—	223

Net income	47,695	32,583

Less: Net loss attributable to noncontrolling interest, net of tax	(787)	(2,195)

Net income attributable to American National Insurance Company and Subsidiaries	$48,482	$34,778

Amounts available to American National Insurance Company common stockholders
Earnings per share:
Basic	$1.83	$1.31
Diluted	1.82	1.30

Weighted average common shares outstanding	26,559,643	26,558,832
Weighted average common shares outstanding and dilutive potential common shares	26,690,498	26,652,210
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except for share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost	$8,955,317	$8,513,550
Fixed maturity, bonds available-for-sale, at fair value	4,174,498	4,123,613
Equity securities, at fair value	1,118,203	1,082,755
Mortgage loans on real estate, net of allowance	2,816,832	2,679,909
Policy loans	383,480	380,505
Investment real estate, net of accumulated depreciation of $204,743 and $202,111	513,901	521,768
Short-term investments	461,069	486,206
Other invested assets	122,718	119,251

Total investments	18,546,018	17,907,557

Cash and cash equivalents	110,414	101,449
Investments in unconsolidated affiliates	207,761	195,472
Accrued investment income	203,324	201,286
Reinsurance recoverables	370,147	355,188
Prepaid reinsurance premiums	77,031	75,542
Premiums due and other receivables	320,885	287,184
Deferred policy acquisition costs	1,325,458	1,318,426
Property and equipment, net	78,379	77,974
Current tax receivable	—	7,764
Other assets	148,653	138,978
Separate account assets	791,950	780,563

Total assets	$22,180,020	$21,447,383

LIABILITIES
Future policy benefits:
Life	$2,550,010	$2,539,334
Annuity	878,600	865,480
Accident and health	78,449	81,266
Policyholders’ account balances	10,900,350	10,475,159
Policy and contract claims	1,325,537	1,298,457
Participating policyholder share	182,990	177,794
Other policyholder funds	921,280	923,790
Liability for retirement benefits	187,194	187,453
Current portion of long-term notes payable	48,090	47,632
Long-term notes payable	12,508	12,508
Current tax payable	7,858	—
Deferred tax liabilities, net	71,218	53,737
Other liabilities	534,631	368,332
Separate account liabilities	791,950	780,563

Total liabilities	18,490,665	17,811,505

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,820,977 shares	30,832	30,832
Additional paid-in capital	16,143	15,190
Accumulated other comprehensive income	251,101	225,212
Retained earnings	3,487,741	3,459,911
Treasury stock, at cost	(98,494)	(98,494)

Total American National stockholders’ equity	3,687,323	3,632,651
Noncontrolling interest	2,032	3,227

Total stockholders’ equity	3,689,355	3,635,878

Total liabilities and stockholders’ equity	$22,180,020	$21,447,383

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except for per share data)

	Three months ended March 31,
	2011	2010
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	15,190	11,986
Amortization of restricted stock	953	696

Balance as of March 31,	16,143	12,682

Accumulated Other Comprehensive Income
Balance as of January 1,	225,212	117,649
Change in unrealized gain on available-for-sale securities, net	25,795	57,273
Foreign exchange adjustments	159	159
Defined benefit plan adjustment	(65)	—

Balance as of March 31,	251,101	175,081

Retained Earnings
Balance as of January 1,	3,459,911	3,398,492
Net income attributable to American National Insurance Company and Subsidiaries	48,482	34,778
Cash dividends to common stockholders ($0.77 per share)	(20,652)	(20,651)

Balance as of March 31,	3,487,741	3,412,619

Treasury Stock
Balance at beginning and end of the period	(98,494)	(98,505)

Noncontrolling Interest
Balance as of January 1,	3,227	11,955
Contributions	17	50
Distributions	(2)	(882)
Loss attributable to noncontrolling interest	(1,210)	(3,377)

Balance as of March 31,	2,032	7,746

Total Equity
Balance as of March 31,	$3,689,355	$3,540,455

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended March 31,
	2011	2010
Net income attributable to American National Insurance Company and Subsidiaries	$48,482	$34,778

Other comprehensive income, net of tax
Change in unrealized gain on available-for-sale securities, net	25,795	57,273
Foreign exchange adjustments	159	159
Defined benefit plan adjustment	(65)	—

Total other comprehensive income	25,889	57,432

Total comprehensive income attributable to American National Insurance Company and Subsidiaries	$74,371	$92,210

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income attributable to American National Insurance Company and Subsidiaries	$48,482	$34,778
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on investments	(22,031)	(17,742)
Other-than-temporary impairments	—	1,245
Amortization of discounts and premiums on bonds	4,302	4,359
Net capitalized interest on policy loans and mortgage loans	(6,806)	(7,504)
Depreciation	10,211	11,176
Interest credited to policy account balances	106,016	94,381
Charges to policy account balances	(49,131)	(44,996)
Deferred federal income tax expense	2,580	530
Deferral of policy acquisition costs	(126,010)	(120,690)
Amortization of deferred policy acquisition costs	112,960	105,807
Equity in earnings of unconsolidated affiliates	(2,863)	(10)
Changes in:
Policyholder liabilities	48,889	51,477
Reinsurance recoverables	(14,959)	(228)
Premiums due and other receivables	(33,701)	(1,211)
Accrued investment income	(2,038)	(1,911)
Current tax receivable/payable	15,622	9,287
Liability for retirement benefits	(259)	701
Prepaid reinsurance premiums	(1,489)	2,548
Other, net	54,046	11,633

Net cash provided by operating activities	143,821	133,630

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds — held-to-maturity	263,749	68,779
Bonds — available-for-sale	164,472	156,041
Equity securities	36,441	38,767
Real estate	5,412	13,954
Mortgage loans	27,138	19,109
Policy loans	11,935	10,381
Other invested assets	10,955	2,173
Disposals of property and equipment	260	484
Distributions from unconsolidated affiliates	3,758	472
Payment for the purchase/origination of:
Bonds — held-to-maturity	(614,848)	(181,671)
Bonds — available-for-sale	(185,554)	(72,116)
Equity securities	(22,785)	(10,758)
Real estate	(3,350)	(19,214)
Mortgage loans	(158,257)	(118,424)
Policy loans	(9,308)	(6,692)
Other invested assets	(9,605)	(11,622)
Additions to property and equipment	(4,707)	(1,214)
Contributions to unconsolidated affiliates	(14,881)	(2,727)
Change in short-term investments	25,137	(203,975)
Other, net	(8,930)	13,658

Net cash used in investing activities	(482,968)	(304,595)

FINANCING ACTIVITIES
Policyholders’ account deposits	670,506	401,027
Policyholders’ account withdrawals	(302,200)	(239,821)
Change in notes payable	458	(680)
Dividends to stockholders	(20,652)	(20,651)

Net cash provided by financing activities	348,112	139,875

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,965	(31,090)
Beginning of the year	101,449	161,483

Balance as of March 31,	$110,414	$130,393

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
American National Insurance Company and its consolidated subsidiaries (collectively “American National”) operate in the insurance industry. Operating on a multiple product line basis, American National offers a broad line of insurance coverage, including individual and group life insurance, health insurance, annuities, and property and casualty insurance. In addition, through non-insurance subsidiaries, American National invests in stocks and real estate. The majority of revenues are generated by the insurance business. Business is conducted in all states and the District of Columbia, as well as Puerto Rico, Guam and American Samoa. Various distribution systems are utilized, including multiple-line exclusive agents, independent agents, third-party marketing organizations, career agents, and direct sales to the public.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Form 10-Q. In addition to GAAP, specific SEC requirements applicable to insurance companies are applied to the financial statements.
The interim consolidated financial statements and notes herein are unaudited. These interim consolidated financial statements reflect all adjustments which are, in the opinion of management, considered necessary for the fair presentation of the consolidated financial position, consolidated statements of operations, cash flows and changes in equity and comprehensive income for the interim periods. These interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2010. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
American National consolidates all entities that are wholly-owned and those in which American National owns less than 100% but controls, as well as any variable interest entities in which American National is the primary beneficiary. Investments in unconsolidated affiliates are accounted for using the equity method of accounting.
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
As of March 31, 2011, American National’s significant accounting policies and practices remain materially unchanged from those disclosed in Note 2 of the Notes to Consolidated Financial Statements incorporated within American National’s 2010 Annual Report on Form 10-K.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 was issued to improve and expand fair value disclosures. Newly required disclosures are as follows: 1) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy; 2) provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method; and 3) provide fair value disclosures for each class of assets and liabilities. This guidance is effective for interim and annual periods commencing after December 15, 2009, except for the disclosure of the reconciliation of the Level 3 activities, which is effective for annual periods commencing after December 15, 2010. American National adopted this guidance on January 1, 2010, except for the disclosure of the reconciliation of the Level 3 activities, which was adopted effective January 1, 2011. American National’s adoption of this guidance did not have a material impact on American National’s consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. For accounting purposes, ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related-party policyholder. This guidance also clarifies that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. ASU 2010-15 is effective for interim and annual periods commencing after December 15, 2010. American National’s adoption of this guidance effective January 1, 2011 did not have a material effect on American National’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Additional disclosures are now required that enable readers of the financial statements to understand the nature of the credit risk inherent in the financing receivable portfolio, how the portfolio’s credit risk is analyzed and assessed in order to arrive at the allowance for credit losses for each portfolio, and the changes and underlying reason for the changes in the allowance for credit losses for each portfolio. Disclosures previously required for financing receivables are now required to be disclosed on a disaggregated basis. In addition, new disclosures under ASU 2010-20 are required for each financing receivable class including credit quality indicators of financing receivables at the end of the reporting period, aging of past due financing receivables, the nature and extent of troubled debt restructurings that occurred during the reporting period, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, and significant purchases and sales of financing receivables during the reporting period. The ASU 2010-20 disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. Disclosures concerning the activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. American National adopted this guidance effective January 1, 2010, except for the disclosure requirements for activities that occur during a reporting period, which was adopted effective January 1, 2011. American National’s adoption of this guidance did not have a material impact on American National’s consolidated financial statements.
In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays the effective date of the disclosures about troubled debt restructuring required within ASU 2010-20. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. FASB issued the revised guidance, ASU 2011-02. effective for interim and annual periods that end after June 15, 2011. ASU 2011-01 is effective upon issuance. Accordingly, this update was retrospectively adopted on December 31, 2010 and did not have a material effect on American National’s consolidated financial statements.

Future Adoption of New Accounting Standards
In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance redefines the term “acquisition cost” and added the term “incremental direct cost of contract acquisition” to the master glossary. These changes limit the deferrable cost to those costs that are related directly to the successful acquisition of insurance contracts and those that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. The new guidance also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising are met. ASU 2010-26 is effective for interim and annual periods, commencing after December 15, 2011. This guidance is expected to be adopted by American National on January 1, 2012. American National is currently assessing the effect of ASU 2010-26 on its consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The new guidance clarifies the creditor’s evaluation of whether it has granted a concession and whether a borrower is experiencing financial difficulties. In addition, the new guidance precludes the creditor from using the effective interest rate test in the borrower’s guidance on restructuring payables when evaluating whether a restructuring constitutes a trouble debt restructuring. ASU 2011-02 is effective for public companies for interim and annual periods beginning on or after June 15, 2011 and must be applied retrospectively to restructurings occurring on or after the beginning of the year. This new guidance is expected to be adopted by American National on July 1, 2011. American National is currently assessing the effect of ASU 2011-02 on its consolidated financial statements.

4. INVESTMENTS
The cost or amortized cost and estimated fair value of investments in fixed maturity and equity securities are shown below (in thousands):

	Three months ended March 31, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$21,957	$237	$—	$22,194
States of the U.S. and political subdivisions of the states	415,556	6,233	(6,825)	414,964
Foreign governments	29,026	4,659	—	33,685
Corporate debt securities	7,717,181	455,862	(30,716)	8,142,327
Residential mortgage-backed securities	694,143	32,363	(2,765)	723,741
Commercial mortgage-backed securities	31,341	—	(9,363)	21,978
Collateralized debt securities	7,159	50	(323)	6,886
Other debt securities	38,954	3,751	—	42,705

Total bonds held-to-maturity	8,955,317	503,155	(49,992)	9,408,480

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,378	603	—	13,981
States of the U.S. and political subdivisions of the states	583,854	13,444	(5,153)	592,145
Foreign governments	5,000	1,701	—	6,701
Corporate debt securities	3,093,571	204,491	(18,607)	3,279,455
Residential mortgage-backed securities	236,033	12,935	(1,190)	247,778
Collateralized debt securities	18,247	1,370	(227)	19,390
Other debt securities	14,171	877	—	15,048

Total bonds available-for-sale	3,964,254	235,421	(25,177)	4,174,498

Total fixed maturity securities	12,919,571	738,576	(75,169)	13,582,978

Equity securities
Common stock
Consumer goods	149,536	65,301	(1,983)	212,854
Energy and utilities	119,035	81,137	(688)	199,484
Finance	119,976	61,237	(1,187)	180,026
Healthcare	78,104	39,379	(1,440)	116,043
Industrials	61,849	55,481	—	117,330
Information technology	111,942	62,841	(633)	174,150
Materials	16,469	16,816	—	33,285
Telecommunication services	31,675	13,894	(38)	45,531

Total common stock	688,586	396,086	(5,969)	1,078,703
Preferred stock	30,958	8,576	(34)	39,500

Total equity securities	719,544	404,662	(6,003)	1,118,203

Total investments in securities	$13,639,115	$1,143,238	$(81,172)	$14,701,181

	Year ended December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,117	$288	$—	$23,405
States of the U.S. and political subdivisions of the states	422,249	7,117	(6,920)	422,446
Foreign governments	29,020	4,910	—	33,930
Corporate debt securities	7,293,501	478,353	(33,077)	7,738,777
Residential mortgage-backed securities	661,516	33,702	(3,398)	691,820
Commercial mortgage-backed securities	31,340	—	(17,758)	13,582
Collateralized debt securities	8,562	80	(327)	8,315
Other debt securities	44,245	3,314	—	47,559

Total bonds held-to-maturity	8,513,550	527,764	(61,480)	8,979,834

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,268	643	(4)	13,907
States of the U.S. and political subdivisions of the states	583,163	15,142	(4,193)	594,112
Foreign governments	5,000	1,967	—	6,967
Corporate debt securities	3,030,671	197,485	(26,587)	3,201,569
Residential mortgage-backed securities	259,560	13,250	(1,417)	271,393
Collateralized debt securities	19,468	1,459	(218)	20,709
Other debt securities	14,187	769	—	14,956

Total bonds available-for-sale	3,925,317	230,715	(32,419)	4,123,613

Total fixed maturity securities	12,438,867	758,479	(93,899)	13,103,447

Equity securities
Common stock
Consumer goods	154,106	63,538	(1,052)	216,592
Energy and utilities	121,727	72,471	(933)	193,265
Finance	119,975	55,175	(1,571)	173,579
Healthcare	78,256	31,907	(1,654)	108,509
Industrials	59,856	47,649	—	107,505
Information technology	108,178	62,284	(161)	170,301
Materials	16,469	15,540	—	32,009
Telecommunication services	31,678	12,484	(34)	44,128

Total common stock	690,245	361,048	(5,405)	1,045,888
Preferred stock	30,420	6,714	(267)	36,867

Total equity securities	720,665	367,762	(5,672)	1,082,755

Total investments in securities	$13,159,532	$1,126,241	$(99,571)	$14,186,202

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

	March 31, 2011
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$636,977	$658,835	$157,312	$161,881
Due after one year through five years	3,729,410	3,992,460	1,903,321	2,029,287
Due after five years through ten years	3,524,044	3,676,278	1,400,068	1,461,926
Due after ten years	1,059,036	1,075,876	498,553	516,556

	8,949,467	9,403,449	3,959,254	4,169,650

Without single maturity date	5,850	5,031	5,000	4,848

Total	$8,955,317	$9,408,480	$3,964,254	$4,174,498

Available-for-sale securities are sold throughout the year for various reasons. All gains and losses were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2011	2010

Proceeds from sales of available-for-sale securities	$53,612	$116,913
Gross realized gains	14,169	14,483
Gross realized losses	(809)	(266)
There were no securities transferred from held-to-maturity to available-for-sale during the three months ended March 31, 2011 and 2010.

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

	Location of Asset (Liability)	Estimated Fair Value
Derivatives Not Designated	Reported in the Consolidated	March 31,	December 31,
as Hedging Instruments	Statements of Financial Position	2011	2010

Equity-indexed options	Other invested assets	$72,969	$66,716
Equity-indexed annuity embedded derivative	Future policy benefits - Annuity	(66,180)	(59,644)

		Gains (Losses) Recognized
	Location of Gains (Losses)	in Income on Derivatives
Derivatives Not Designated	Recognized in the Consolidated	Three months ended March 31,
as Hedging Instruments	Statements of Operations	2011	2010

Equity-indexed options	Net investment income	$7,115	$(1,637)
Equity-indexed annuity embedded derivative	Interest credited to policy account balances	(6,305)	283
Unrealized gains (losses) on securities
Unrealized gains (losses) on available-for-sale securities, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $179,041,000 and $133,539,000 as of March 31, 2011 and 2010, respectively.
The change in the net unrealized gains (losses) on available-for-sale securities are shown below (in thousands):

	Three months ended March 31,
	2011	2010

Bonds available-for-sale	$11,948	$73,956
Common stocks	34,474	47,027
Preferred stocks	2,095	2,321
Adjustment to deferred policy acquisition costs	(6,018)	(31,677)

	42,499	91,627
Less: Provision for federal income taxes	14,848	32,000

	27,651	59,627
Change in unrealized gains of investments attributable to participating policyholders’ interest	(1,856)	(2,354)

Total	$25,795	$57,273

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	Three months ended March 31, 2011
	Less than 12 months		12 Months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Fixed maturity securities
Bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$6,812	$203,010	$13	$220	$6,825	$203,230
Corporate debt securities	24,098	1,184,646	6,618	94,600	30,716	1,279,246
Residential mortgage-backed securities	424	37,254	2,341	49,179	2,765	86,433
Commercial mortgage-backed securities	—	—	9,363	21,977	9,363	21,977
Collateralized debt securities	—	—	323	5,209	323	5,209

Total bonds held-to-maturity	31,334	1,424,910	18,658	171,185	49,992	1,596,095

Bonds available-for-sale
States of the U.S. and political subdivisions of the states	5,153	175,916	—	—	5,153	175,916
Corporate debt securities	6,168	343,286	12,439	131,618	18,607	474,904
Residential mortgage-backed securities	125	16,835	1,065	15,163	1,190	31,998
Collateralized debt securities	—	—	227	3,569	227	3,569

Total bonds available-for-sale	11,446	536,037	13,731	150,350	25,177	686,387

Total fixed maturity securities	42,780	1,960,947	32,389	321,535	75,169	2,282,482

Equity securities
Common stock
Consumer goods	870	20,266	1,113	12,687	1,983	32,953
Energy and utilities	346	5,487	342	1,240	688	6,727
Finance	345	6,404	842	9,429	1,187	15,833
Healthcare	509	7,033	931	6,942	1,440	13,975
Information technology	627	9,862	6	42	633	9,904
Telecommunications services	38	621	—	—	38	621

Total common stock	2,735	49,673	3,234	30,340	5,969	80,013
Preferred stock	9	997	25	4,475	34	5,472

Total equity securities	2,744	50,670	3,259	34,815	6,003	85,485

Total investments in securities	$45,524	$2,011,617	$35,648	$356,350	$81,172	$2,367,967

	Year ended December 31, 2010
	Less than 12 months		12 Months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Fixed maturity securities
Bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$6,898	$195,634	$22	$878	$6,920	$196,512
Corporate debt securities	22,493	912,554	10,584	128,721	33,077	1,041,275
Residential mortgage-backed securities	579	57,160	2,819	64,798	3,398	121,958
Commercial mortgage-backed securities	—	—	17,758	13,583	17,758	13,583
Collateralized debt securities	—	—	327	5,465	327	5,465

Total bonds held-to-maturity	29,970	1,165,348	31,510	213,445	61,480	1,378,793

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	4	7,040	—	—	4	7,040
States of the U.S. and political subdivisions of the states	4,193	151,860	—	—	4,193	151,860
Corporate debt securities	8,378	249,240	18,209	159,227	26,587	408,467
Residential mortgage-backed securities	81	26,909	1,336	29,393	1,417	56,302
Collateralized debt securities	—	—	218	4,664	218	4,664

Total bonds available-for-sale	12,656	435,049	19,763	193,284	32,419	628,333

Total fixed maturity securities	42,626	1,600,397	51,273	406,729	93,899	2,007,126

Equity securities
Common stock
Consumer goods	440	25,333	612	19,419	1,052	44,752
Energy and utilities	642	7,093	291	1,289	933	8,382
Finance	1,217	7,954	354	11,204	1,571	19,158
Healthcare	813	14,927	841	5,523	1,654	20,450
Information technology	156	2,013	5	44	161	2,057
Telecommunications services	34	393	—	—	34	393

Total common stock	3,302	57,713	2,103	37,479	5,405	95,192
Preferred stock	231	6,133	36	4,464	267	10,597

Total equity securities	3,533	63,846	2,139	41,943	5,672	105,789

Total investments in securities	$46,159	$1,664,243	$53,412	$448,672	$99,571	$2,112,915

For all investment securities with an unrealized loss, including those in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an OTTI loss should be recorded. As of March 31, 2011, the securities with unrealized losses were not deemed to be other-than-temporarily impaired. Even though the duration of the unrealized losses on some of the securities exceeds one year, American National has no intent to sell, and it is not more-likely-than-not that American National will be required to sell these securities prior to recovery. Recovery is expected in the near term for equity securities.

Net investment income and realized investments gains (losses)
Net investment income and realized investments gains (losses) before federal income taxes are shown below (in thousands):

	Net Investment Income		Realized Investment Gains (Losses)
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010

Bonds	$170,020	$162,088	$10,323	$9,699
Equity securities	5,916	6,047	12,536	6,152
Mortgage loans	47,731	39,893	—	—
Real estate	22,725	27,881	622	2,125
Options	7,117	329	—	—
Other invested assets	10,272	9,658	—	(31)

	263,781	245,896	23,481	17,945
Investment expenses	(24,709)	(27,794)	—	—
Increase in valuation allowances	—	—	(1,450)	(198)

Total	$239,072	$218,102	$22,031	$17,747

Other-than-temporary impairments
The other-than-temporary impairments for the periods indicated are shown below (in thousands):

	Three months ended March 31,
	2011	2010

Equity securities	$—	$(1,245)

5. VARIABLE INTEREST ENTITIES
In the normal course of investment activities, American National and its wholly-owned subsidiaries, enter into various real estate partnership agreements. Generally, real estate partnership opportunities are presented to American National by a sponsor, with the significant activities being conducted on behalf of the sponsor. American National participates in the design of these entities, but in most cases American National’s involvement is limited to financing. Through analysis performed by American National, some of these partnerships have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed to be the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. The total assets and liabilities relating to VIEs in which American National is the primary beneficiary and which are consolidated in American National’s financial statements for the periods indicated are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Investment real estate	$155,776	$156,441
Short-term investments	951	1,991
Cash and cash equivalents	1,245	1,164
Accrued investment income	1,773	2,035
Other receivables	17,028	16,524
Other assets	3,723	3,884

Total assets of consolidated VIEs	$180,496	$182,039

Notes payable	$161,545	$161,126
Other liabilities	2,617	3,499

Total liabilities of consolidated VIEs	$164,162	$164,625

For other real estate partnerships in which American National is involved, the major decisions that most significantly impact the economic activities of the partnership require unanimous consent of all partners. As a result, American National is not the primary beneficiary and these entities were not consolidated. The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which American National holds significant variable interests but is not the primary beneficiary and which have not been consolidated (in thousands):

	March 31, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure to	Carrying	Exposure to
	Amount	Loss	Amount	Loss

Investment in unconsolidated affiliates	$46,111	$46,111	$36,226	$36,226
Financial or other support was not provided to investees designated as VIEs in the form of liquidity arrangements, guarantees, and/or other commitments by third parties that may affect the fair value or risk of American National’s variable interest in the investees designated as VIEs as of March 31, 2011.

6. CREDIT LOSSES
A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company’s statement of financial position. Mortgage loans on real estate are the only financing receivables reported by American National.
Nonaccrual and Past Due Mortgage Loans
Interest ceases to be accrued for loans on which interest is more than 90 days past due, when the collection of interest is not considered probable, or when a loan is in foreclosure. Interest received on non-accrual status mortgage loans is included in net investment income in the period received. Once a loan becomes current, it is placed back into accrual status.
The amount of commercial mortgage loans placed on nonaccrual status is shown in the table below (in thousands):

	March 31, 2011	December 31, 2010

Retail	$12,264	$3,685

The age analysis of past due commercial mortgage loans is shown in the table below (in thousands):

	March 31, 2011
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans

Office	$—	$—	$—	$—	$824,092	$824,092
Industrial	—	—	—	—	886,228	886,228
Retail	—	—	12,264	12,264	511,598	523,862
Other	—	—	—	—	631,014	631,014

Total	$—	$—	$12,264	$12,264	$2,852,932	$2,865,196

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans

Office	$—	$—	$—	$—	$798,651	$798,651
Industrial	—	—	—	—	858,241	858,241
Retail	8,579	—	3,685	12,264	456,983	469,247
Other	—	—	—	—	596,763	596,763

Total	$8,579	$—	$3,685	$12,264	$2,710,638	$2,722,902

Allowance for Credit Losses
Each loan is evaluated quarterly and placed in a watchlist if events occurred or circumstances exist that could indicate that American National will be unable to collect all amounts due according to the contractual terms of the loan. If, in evaluating loans for inclusion in the watchlist, sufficient analysis is performed to conclude that a loan is fully collectible, no allowance is required. All loans in the watchlist are then analyzed individually for impairment. Fair value is determined by estimating the present value of future cash flows or the fair value of the underlying collateral. Estimation techniques vary depending on the quality of available data, the type of collateral, and other factors. When the fair value analysis shows that all of the amounts due are not collectable, the difference between the estimated fair value and the loan balance is recorded as an allowance (a loss), reducing the carrying value of the loan. The allowance is reviewed quarterly to determine whether further allowance is required, or whether recovery of the asset is assured and the allowance can be reduced.
Loans that are not evaluated individually for collectability are segregated by collateral property-type and location and allowance factors are applied. These factors are developed annually, and reviewed quarterly based on our historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain types and in certain regions based on loss experience or a blended historical loss factor. Receivables are charged off as uncollectable only when the receivable is forgiven by a legal agreement. Prior to charging off the receivable, an allowance is recorded based on the estimated recoverable amount. Upon forgiveness, the allowance is reduced, and the loan balance is reduced which results in no further gain or loss.

The allowance for credit losses and recorded investment in commercial mortgage loans are shown in the table below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Allowance for credit losses:
December 31, 2010	$11,395	$2,393	$13,788
Charge-offs	—	(1,900)	(1,900)

March 31, 2011	$11,395	$493	$11,888

Mortgage Loans:
March 31, 2011	$2,310,093	$555,103	$2,865,196

December 31, 2010	$2,381,878	$341,024	$2,722,902

Impaired loans
Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that American National will be unable to collect all amounts due according to the contractual terms of the loan agreement. American National closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks are reviewed quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status as necessary. The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by management and reflects management’s best estimate of probable credit losses, including losses incurred at the reporting date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.
The detail of impaired loans with an allowance recorded by collateral type is shown in the table below (in thousands):

Three months ended March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Retail	$6,679	$9,072	$493	$6,679	$—

Year ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Retail	$6,679	$9,072	$2,393	$7,573	$406

During the three months ended March 31, 2011, American National did not record interest income on impaired loans using a cash-basis method of accounting.

Credit Quality Indicators
The credit quality of the mortgage loan portfolio is assessed to determine the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met. As of March 31, 2011 and December 31, 2010, there were two commercial mortgages collateralized by retail properties that were classified as non-performing, totaling $12,264,000. All other loans were classified as performing.
7. CREDIT RISK MANAGEMENT
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
Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	March 31,	December 31,
	2011	2010

AAA	9.8%	10.0%
AA	10.2	10.2
A	36.6	37.0
BBB	38.2	37.2
BB and below	5.2	5.6

Total	100.0%	100.0%

Equity Securities
American National’s equity securities by market sector distribution is shown below:

	March 31,	December 31,
	2011	2010

Consumer goods	19.0%	20.7%
Energy and utilities	18.0	18.5
Financials	19.3	16.6
Information technology	15.6	16.3
Healthcare	10.4	10.4
Industrials	10.5	10.3
Communications	4.1	4.2
Materials	3.1	3.0

Total	100.0%	100.0%

Mortgage loans and investment real estate
American National makes mortgage loans and invests in real estate primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio of mortgage loans and real estate properties by considering the property-type as well as the geographic distribution of the property which is the underlying mortgage collateral or investment property.
Mortgage loans and investment real estate by property-type distribution are as follows:

	Mortgage Loans		Investment Real Estate
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010

Industrial	30.7%	31.5%	23.5%	24.1%
Office buildings	28.7	29.3	21.2	20.8
Shopping centers	18.4	17.3	35.7	35.6
Hotels and motels	11.8	12.5	2.0	2.0
Other	10.4	9.4	17.6	17.5

Total	100.0%	100.0%	100.0%	100.0%

Mortgage loans and investment real estate by geographic distribution are as follows:

	Mortgage Loans		Investment Real Estate
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010

West South Central	23.2%	23.0%	61.8%	61.2%
East North Central	21.5	20.4	4.9	5.6
South Atlantic	19.3	19.3	18.5	18.4
Pacific	9.1	9.4	2.2	2.2
Mountain	7.1	7.4	1.3	1.3
East South Central	6.4	6.5	10.2	10.1
Middle Atlantic	5.8	6.2	—	—
West North Central	3.9	4.1	1.1	1.2
New England	2.9	3.1	—	—
Other	0.8	0.6	—	—

Total	100.0%	100.0%	100.0%	100.0%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$21,957	$22,194	$23,117	$23,405
States of the U.S. and political subdivisions of the states	415,556	414,964	422,249	422,446
Foreign governments	29,026	33,685	29,020	33,930
Corporate debt securities	7,717,181	8,142,327	7,293,501	7,738,777
Residential mortgage-backed securities	694,143	723,741	661,516	691,820
Commercial mortgage-backed securities	31,341	21,978	31,340	13,582
Collateralized debt securities	7,159	6,886	8,562	8,315
Other debt securities	38,954	42,705	44,245	47,559

Total bonds held-to-maturity	8,955,317	9,408,480	8,513,550	8,979,834

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,981	13,981	13,907	13,907
States of the U.S. and political subdivisions of the states	592,145	592,145	594,112	594,112
Foreign governments	6,701	6,701	6,967	6,967
Corporate debt securities	3,279,455	3,279,455	3,201,569	3,201,569
Residential mortgage-backed securities	247,778	247,778	271,393	271,393
Collateralized debt securities	19,390	19,390	20,709	20,709
Other debt securities	15,048	15,048	14,956	14,956

Total bonds available-for-sale	4,174,498	4,174,498	4,123,613	4,123,613

Total fixed maturity securities	13,129,815	13,582,978	12,637,163	13,103,447

Equity securities
Common stock
Consumer goods	212,854	212,854	216,592	216,592
Energy and utilities	199,484	199,484	193,265	193,265
Finance	180,026	180,026	173,579	173,579
Healthcare	116,043	116,043	108,509	108,509
Industrials	117,330	117,330	107,505	107,505
Information technology	174,150	174,150	170,301	170,301
Materials	33,285	33,285	32,009	32,009
Telecommunication services	45,531	45,531	44,128	44,128
Preferred stock	39,500	39,500	36,867	36,867

Total equity securities	1,118,203	1,118,203	1,082,755	1,082,755

Options	72,969	72,969	66,716	66,716
Mortgage loans on real estate, net of allowance	2,816,832	2,975,667	2,679,909	2,865,187
Policy loans	383,480	383,480	380,505	380,505
Short-term investments	461,069	461,069	486,206	486,206

Total financial assets	$17,982,368	$18,594,366	$17,333,254	$17,984,816

Financial liabilities:
Investment contracts	$8,974,617	8,974,617	$8,586,041	$8,586,041
Liability for embedded derivatives of equity-indexed annuities	66,180	66,180	59,644	59,644
Notes payable	60,598	60,598	60,140	60,140

Total financial liabilities	$9,101,395	$9,101,395	$8,705,825	$8,705,825

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
American National utilizes a pricing service to estimate fair value measurements for approximately 99.0% of fixed maturity securities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturity securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
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

The fair value estimates of most fixed maturity securities including municipal bonds are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturity securities provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy.
Additionally, American National holds a small amount of fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturity securities, a quote from a broker (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate that the price is indicative only, American National includes these fair value estimates in Level 3. The pricing of certain private placement debt also includes significant non-observable inputs, the internally determined credit rating of the security and an externally provided credit spread, and are classified in Level 3.
For public common and preferred stocks, American National receives prices from a nationally recognized pricing service that are based on observable market transactions and these securities are disclosed in Level 1. For certain preferred stock held, current market quotes in active markets are unavailable. In these instances, American National receives an estimate of fair value from the pricing service that provides fair value estimates for the fixed maturity securities. The service utilizes some of the same methodologies to price the preferred stocks as it does for the fixed maturity securities. These estimates for equity securities are disclosed in Level 2.
Some assets and liabilities do not fit the hierarchical model for determining fair value. For policy loans, the carrying amount approximates their fair value, because the policy loans cannot be separated from the policy contract. The fair value of investment contract liabilities is determined in accordance with GAAP rules on insurance products and is estimated using a discounted cash flow model, assuming American National’s current interest rates on new products. The carrying value for these contracts approximates their fair value. The carrying amount for notes payable approximates their fair value.

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2011 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$22,194	$—	$22,194	$—
States of the U.S. and political subdivisions of the states	414,964	—	414,826	138
Foreign governments	33,685	—	33,685	—
Corporate debt securities	8,142,327	—	8,084,895	57,432
Residential mortgage-backed securities	723,741	—	721,665	2,076
Commercial mortgage-backed securities	21,978	—	21,978	—
Collateralized debt securities	6,886	—	—	6,886
Other debt securities	42,705	—	42,705	—

Total bonds held-to-maturity	9,408,480	—	9,341,948	66,532

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,981	—	13,981	—
States of the U.S. and political subdivisions of the states	592,145	—	589,620	2,525
Foreign governments	6,701	—	6,701	—
Corporate debt securities	3,279,455	—	3,271,080	8,375
Residential mortgage-backed securities	247,778	—	247,762	16
Collateralized debt securities	19,390	—	19,129	261
Other debt securities	15,048	—	15,048	—

Total bonds available-for-sale	4,174,498	—	4,163,321	11,177

Total fixed maturity securities	13,582,978	—	13,505,269	77,709

Equity securities
Common stock
Consumer goods	212,854	212,854	—	—
Energy and utilities	199,484	199,484	—	—
Finance	180,026	180,026	—	—
Healthcare	116,043	116,043	—	—
Industrials	117,330	117,330	—	—
Information technology	174,150	174,150	—	—
Materials	33,285	33,285	—	—
Telecommunication services	45,531	45,531	—	—
Preferred stock	39,500	39,500	—

Total equity securities	1,118,203	1,118,203	—	—

Options	72,969	—	—	72,969
Mortgage loans on real estate	2,975,667	—	2,975,667	—
Short-term investments	461,069	—	461,069	—

Total financial assets	$18,210,886	$1,118,203	$16,942,005	$150,678

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$66,180	$—	$—	$66,180

Total financial liabilities	$66,180	$—	$—	$66,180

	Fair Value Measurement as of December 31, 2010 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Tota Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,405	$—	$23,405	$—
States of the U.S. and political subdivisions of the states	422,446	—	422,308	138
Foreign governments	33,930	—	33,930	—
Corporate debt securities	7,738,777	—	7,680,834	57,943
Residential mortgage-backed securities	691,820	—	689,487	2,333
Commercial mortgage-backed securities	13,582	—	13,582	—
Collateralized debt securities	8,315	—	—	8,315
Other debt securities	47,559	—	47,559	—

Total bonds held-to-maturity	8,979,834	—	8,911,105	68,729

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,907	—	13,907	—
States of the U.S. and political subdivisions of the states	594,112	—	591,587	2,525
Foreign governments	6,967	—	6,967	—
Corporate debt securities	3,201,569	—	3,182,625	18,944
Residential mortgage-backed securities	271,393	—	271,376	17
Collateralized debt securities	20,709	—	20,447	262
Other debt securities	14,956	—	14,956	—

Total bonds available-for-sale	4,123,613	—	4,101,865	21,748

Total fixed maturity securities	13,103,447	—	13,012,970	90,477

Equity securities
Common stock
Consumer goods	216,592	216,592	—	—
Energy and utilities	193,265	193,265	—	—
Finance	173,579	173,579	—	—
Healthcare	108,509	108,509	—	—
Industrials	107,505	107,505	—	—
Information technology	170,301	170,301	—	—
Materials	32,009	32,009	—	—
Telecommunication services	44,128	44,128	—	—
Preferred stock	36,867	36,867	—	—

Total equity securities	1,082,755	1,082,755	—	—

Options	66,716	—	—	66,716
Mortgage loans on real estate	2,865,187	—	2,865,187	—
Short-term investments	486,206	—	486,206	—

Total financial assets	$17,604,311	$1,082,755	$16,364,363	$157,193

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$59,644	$—	$—	$59,644

Total financial liabilities	$59,644	$—	$—	$59,644

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

	Investment		Embedded
	Securities	Options	Derivatives	Total

Balance at December 31, 2009	$36,966	$32,801	$(22,487)	$47,280
Total realized and unrealized investment gains/ losses
Included in other comprehensive income	(491)	—	—	(491)
Net fair value change included in realized gains/ losses	(24)	—	—	(24)
Net loss for derivatives included in net investment income	—	(1,637)	—	(1,637)
Net fair value change included in interest credited	—	—	(9,658)	(9,658)
Purchases and settlements/maturities
Purchases	50,099	11,600	—	61,699
Sales	(633)	—	—	(633)
Settlements/maturities	(291)	(1,762)	—	(2,053)
Gross transfers into Level 3	13,319	—	—	13,319
Gross transfers out of Level 3	(6,246)	—	—	(6,246)

Balance at March 31, 2010	$92,699	$41,002	$(32,145)	$101,556

Balance at December 31, 2010	$90,477	$66,716	$(59,644)	$97,549
Total realized and unrealized investment gains/ losses
Included in other comprehensive income	(686)	—	—	(686)
Net fair value change included in realized gains/ losses	151	—	—	151
Net gain for derivatives included in net investment income	—	7,115	—	7,115
Net fair value change included in interest credited	—	—	(6,536)	(6,536)
Purchases and settlements/maturities
Purchases	13	3,660	—	3,673
Sales	(10,181)	—	—	(10,181)
Settlements/maturities	(2,070)	(4,522)	—	(6,592)
Gross transfers into Level 3	5	—	—	5

Balance at March 31, 2011	$77,709	$72,969	$(66,180)	$84,498

The transfers into Level 3 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. In accordance with American National’s pricing methodology, these securities are being valued using similar techniques as the pricing service; however, the service-developed data is used in the process, which results in unobservable inputs and a corresponding transfer into Level 3.
The transfers out of Level 3 were securities being priced by a third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.
There were no significant transfers between Level 1 and Level 2 fair value hierarchies.

9. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at December 31, 2010	$661,377	$446,996	$64,967	$145,086	$1,318,426

Additions	20,389	35,537	3,019	67,065	126,010
Amortization	(17,840)	(22,935)	(5,352)	(66,833)	(112,960)
Effect of change in unrealized gains on available-for-sale securities	(1,024)	(4,994)	—	—	(6,018)

Net change	1,525	7,608	(2,333)	232	7,032

Balance at March 31, 2011	$662,902	$454,604	$62,634	$145,318	$1,325,458

Premiums for the three months ended:
March 31, 2011	$66,386	$32,241	$58,644	$291,314	$448,585

March 31, 2010	$69,445	$40,352	$68,424	$286,472	$464,693

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.
All amounts for the present value of future profits resulting from the acquisition of life insurance portfolios have been accounted for in accordance with the relevant accounting literature and are immaterial in all periods presented.
10. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Liability for unpaid claims and claim adjustment expenses for accident and health, and property and casualty insurance are included in the liability for policy and contract claims in the consolidated statements of financial position and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liability for unpaid claims are estimated based upon American National’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of changes in such estimated liability are included in the results of operations in the period in which the changes occur.
Activities in the liability for unpaid claims and claim adjustment expenses (“claims”) are shown below (in thousands):

	2011	2010

Unpaid claims balance at January 1	$1,210,126	$1,214,996
Less reinsurance recoverables	222,635	252,502

Net beginning balance	987,491	962,494

Incurred claims related to:
Current	295,872	325,884
Prior years	(35,899)	(37,821)

Total incurred claims	259,973	288,063

Paid claims related to:
Current	119,736	133,309
Prior years	145,158	135,855

Total paid claims	264,894	269,164

Net balance	982,570	981,393
Plus reinsurance recoverables	230,243	249,591

Unpaid claims balance at March 31	$1,212,813	$1,230,984

The potential uncertainty caused by volatility in loss development profiles is adjusted for through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown favorable development for the last several years as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and claims adjustment expenses attributable to insured events of prior years decreased by approximately $35,899,000 during the first three months of 2011 and $37,821,000 during the same period in 2010.
11. NOTES PAYABLE
American National’s real estate holding subsidiaries are partners in certain ventures determined to be VIEs, and these are consolidated in American National’s consolidated financial statements. The current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $48,090,000 and $12,508,000, respectively at March 31, 2011. The current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $47,632,000 and $12,508,000, respectively at December 31, 2010. The interest rate on the current portion of the notes payable is equivalent to the Wall Street Journal prime rate minus half of one percent. The average interest rate on the current portion of the notes payable during the first three months of 2011 and during 2010 was 2.75%. The long-term portion of the notes payable have interest rates equivalent to adjusted LIBOR plus 1.00% and 2.50% margins. The average interest rate on the long-term portion of the notes payable during the first quarter of 2011 and 2010 was 4.63%, and will mature in 2016 and 2049. Each of these notes is secured by the real estate owned through the respective venture entity, and American National’s liability for these notes is limited to the amount of its investment in the respective venture, which totaled $21,159,000 at March 31, 2011 and $21,224,000 at December 31, 2010.
12. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate to the statutory federal income tax rate is shown below (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
	Amount	Rate	Amount	Rate

Income tax expense on pre-tax income	$21,956	35.0%	$14,829	35.0%
Tax-exempt investment income	(2,043)	(3.3)	(2,284)	(5.4)
Dividend exclusion	(1,264)	(2.0)	(1,491)	(3.5)
Miscellaneous tax credits, net	(2,000)	(3.2)	(1,734)	(4.1)
Other items, net	249	0.4	696	1.6

Total	$16,898	26.9%	$10,016	23.6%

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	March 31,	December 31,
	2011	2010
DEFERRED TAX ASSETS:
Investments, principally due to impairment losses	$104,723	$106,445
Investment in real estate and other invested assets principally due to investment valuation allowances	9,645	9,237
Policyholder funds, principally due to policy reserve discount	236,090	230,496
Policyholder funds, principally due to unearned premium reserve	32,728	31,840
Non-qualified pension	28,716	29,345
Participating policyholders’ surplus	32,350	31,180
Pension	38,470	37,759
Commissions and other expenses	15,486	13,870
Tax carryforwards	20,941	26,599

Gross deferred tax assets	519,149	516,771

DEFERRED TAX LIABILITIES:
Available-for-sale securities, principally due to net unrealized gains	(212,797)	(195,840)
Investment in bonds, principally due to accrual of discount on bonds	(16,178)	(16,639)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(352,341)	(350,981)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(4,920)	(5,668)
Other liabilities	(4,131)	(1,380)

Gross deferred tax liabilities	(590,367)	(570,508)

Total net deferred tax liability	$(71,218)	$(53,737)

Management believes that a sufficient level of taxable income will be achieved to utilize the net deferred tax assets of the companies in the consolidated federal tax return, therefore, no valuation allowance was recorded as of March 31, 2011 and December 31, 2010. However, if not utilized beforehand, approximately $20,941,000 in ordinary loss tax carryforwards will expire at the end of tax year 2030.
American National recognizes interest expense and penalties related to uncertain tax positions. Interest expense and penalties are included in the “Other operating expenses” line in the consolidated statements of operations. No interest expense was incurred for the three months ended March 31, 2011 and for the year ended December 31, 2010. Also, no provision for penalties was established for uncertain tax positions.
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
No federal income taxes were paid to or refunded by the IRS during the three months ended March 31, 2011. Federal income taxes netting to approximately $512,000 were paid to the IRS during the same period in 2010.

13. COMPONENTS OF COMPREHENSIVE INCOME
The details on the unrealized gains and losses included in comprehensive income, and the related tax effects thereon, are shown below (in thousands):

	Before Federal	Federal Income	Net of Federal
	Income Tax	Tax Expense	Income Tax
March 31, 2011
Total holding gain during the period	$62,021	$21,707	$40,314
Reclassification adjustment for net gain realized in net income	(13,504)	(4,750)	(8,754)

Unrealized gains on available-for-sale securities	48,517	16,957	31,560
Adjustment to deferred policy acquisition costs	(6,018)	(2,109)	(3,909)
Unrealized gain on investments attributable to participating policyholders’ interest	(2,855)	(999)	(1,856)

Net unrealized gain component of comprehensive income	$39,644	$13,849	$25,795

March 31, 2010
Total holding gain during the period	$137,659	$48,181	$89,478
Reclassification adjustment for net gain realized in net income	(14,355)	(5,057)	(9,298)

Unrealized gains on available-for-sale securities	123,304	43,124	80,180
Adjustment to deferred policy acquisition costs	(31,677)	(11,124)	(20,553)
Unrealized gain on investments attributable to participating policyholders’ interest	(3,622)	(1,268)	(2,354)

Net unrealized gain component of comprehensive income	$88,005	$30,732	$57,273

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31,	December 31,
	2011	2010
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	4,011,472	4,011,472
Restricted shares	261,334	261,334

Unrestricted outstanding shares	26,559,643	26,559,643

Stock-based compensation
American National has one stock-based compensation plan which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination of these. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year.
RS Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero, of which 261,334 shares are unvested. The compensation expense recorded for the three months ended March 31, 2011 and 2010 was $663,000 and $673,000, respectively.

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the Black-Scholes option pricing model to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $13,000 and $17,000 at March 31, 2011 and December 31, 2010, respectively. Compensation income was recorded totaling $4,000 and $445,000 for the three months ended March 31, 2011 and 2010, respectively.
RSUs are awarded after achieving the objectives of a performance based incentive compensation plan. In 2011, RSUs were also awarded as part of the Board of Directors compensation. The RSUs vest after two or three years when they will be converted to American National’s common stock on a one for one basis. These awards result in compensation expense to American National over the vesting period. Compensation expense was $290,000 and $23,000 for the three months ended March 31, 2011 and 2010, respectively.
SAR, RS and RSU information for the period indicated is shown below:

		SAR Weighted-		RS Weighted-		RSU Weighted-
		Average Grant		Average Grant		Average Grant
		Date Fair		Date Fair		Date Fair
	SAR Shares	Value	RS Shares	Value	RS Units	Value

Outstanding at December 31, 2010	144,727	$109.40	261,334	$102.98	9,419	$109.29

Granted	—	—	—	—	61,481	79.63
Forfeited	(1,967)	115.93	—	—	(197)	109.29
Expired	(3,400)	105.12	—	—	—	—

Outstanding at March 31, 2011	139,360	109.32	261,334	102.98	70,703	83.53

The weighted-average contractual remaining life for the outstanding SAR shares as of March 31, 2011, is 4.0 years. The weighted-average exercise price, which is the same with the weighted-average grant date fair value above, for these shares is $109.32 per share. Of the shares outstanding, 86,153 are exercisable at a weighted-average exercise price of $106.67 per share.
The weighted-average contractual remaining life for the outstanding RS shares as of March 31, 2011, is 5.7 years. The weighted-average price at the date of grant for these shares is $102.98 per share. None of the shares outstanding were exercisable.
The weighted-average contractual remaining life for the outstanding RSUs as of March 31, 2011, is 2.74 years. The weighted-average price at the date of grant for these units is $83.53 per share. None of the outstanding units were exercisable.

Earnings per share
Basic earnings per share was calculated using a weighted-average number of shares outstanding of 26,559,643 and 26,558,832 at March 31, 2011 and 2010, respectively. The Restricted Stock resulted in diluted earnings per share as follows:

	Three months ended March 31,
	2011	2010

Weighted average shares outstanding	26,559,643	26,558,832
Incremental shares from restricted stock	130,855	93,378

Total shares for diluted calculations	26,690,498	26,652,210

Net income from continuing operations attributable to American National Insurance Company and Subsidiaries	$48,482,000	$34,555,000
Net income from discontinued operations	—	223,000

Net income attributable to American National Insurance Company and Subsidiaries	$48,482,000	$34,778,000

Basic earnings per share from continued operations	$1.83	$1.30
Basic earnings per share from discontinued operations	—	$0.01

Basic earnings per share	$1.83	$1.31

Diluted earnings per share from continued operations	$1.82	$1.30
Diluted earnings per share from discontinued operations	—	—

Diluted earnings per share	$1.82	$1.30

Dividends
American National’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At March 31, 2011 and December 31, 2010 American National’s statutory capital and surplus was $1,997,898,000 and $1,954,149,000, respectively.
The same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by the parent company from its non-insurance subsidiaries was zero for the three months ended March 31, 2011 and 2010.
At March 31, 2011 approximately $1,403,852,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to approximately $1,396,736,000 at December 31, 2010. Any transfer of these net assets to American National would be subject to statutory restrictions or approval.
Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. County Mutual has a management agreement, which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interests that the policyholders of County Mutual have in the financial position of County Mutual is reflected as noncontrolling interest totaling $6,750,000 at March 31, 2011 and December 31, 2010.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net asset of $4,718,000 and $3,523,000 at March 31, 2011 and December 31, 2010, respectively.

15. SEGMENT INFORMATION
American National and its subsidiaries are engaged principally in the insurance business. Management organizes the business into five operating segments:
•	The Life segment markets whole, term, universal and variable life insurance on a national basis primarily through employee and multiple-line agents, direct marketing channels and independent third-party marketing organizations.
•	The Annuity segment develops, sells and supports fixed, equity-indexed, and variable annuity products. These products are primarily sold through independent agents and brokers, but are also sold through financial institutions, multiple-line agents and employee agents.
•	The Health segment’s primary lines of business are Medicare Supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.
•	The Property and Casualty segment writes personal, commercial and credit-related property insurance. These products are primarily sold through multiple-line agents and independent agents.
•	The Corporate and Other business segment consists of net investment income on the investments not allocated to the insurance segments and the operations of non-insurance lines of business.
The accounting policies of the segments are the same as those referred to in Note 2. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•	Recurring income from bonds and mortgage loans is allocated based on the funds accumulated by each line of business at the average yield available from these assets.
•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of equity allocated to each segment, with the remainder going to Corporate and Other.
•	Expenses are allocated to the lines based upon various factors, including premium and commission ratios within the respective operating segments.
•	Realized gains or losses on investments and equity in earnings of unconsolidated affiliates are allocated to the Corporate and Other business segment.
•	Federal income taxes have been applied to the net earnings of each segment based on a fixed tax rate. Any difference between the amount allocated to the segments and the total federal income tax amount is allocated to the Corporate and Other business segment.
Beginning in 2011, in order to improve the comparability for measuring business results between segments and between periods, American National discontinued the allocation of a “default charge” to its segments. This default charge represented compensation to the Corporate and Other segment for the risk it assumed for realized investment losses through a charge to the insurance segments, which reduced the amount of net investment income allocated to those segments.

The following tables summarize results of operations by operating segments (in thousands):

	Three months ended March 31, 2011
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$66,386	$32,241	$58,644	$291,314	$—	$448,585
Other policy revenues	44,843	4,288	—	—	—	49,131
Net investment income	59,082	147,885	3,416	18,066	10,623	239,072
Other income	800	57	2,917	1,944	568	6,286

Total operating revenues	171,111	184,471	64,977	311,324	11,191	743,074
Realized gains on investments	—	—	—	—	22,031	22,031

Total premium and other revenues	171,111	184,471	64,977	311,324	33,222	765,105

Benefits, losses and expenses:
Policyholder benefits	76,687	42,977	—	—	—	119,664
Claims incurred	—	—	41,607	215,511	—	257,118
Interest credited to policy account balances	15,056	90,960	—	—	—	106,016
Commissions for acquiring and servicing policies	20,862	29,973	6,466	52,922	3	110,226
Other operating expenses	40,543	27,561	11,577	30,738	11,980	122,399
Change in deferred policy acquisition costs	(2,549)	(12,602)	2,333	(232)	—	(13,050)

Total benefits, losses and expenses	150,599	178,869	61,983	298,939	11,983	702,373

Income from continuing operations before federal income taxes, and equity in earnings of unconsolidated affiliates	$20,512	$5,602	$2,994	$12,385	$21,239	$62,732

	Three months ended March 31, 2010
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$69,445	$40,352	$68,424	$286,472	$—	$464,693
Other policy revenues	41,086	3,910	—	—	—	44,996
Net investment income	58,885	125,108	4,054	18,851	11,204	218,102
Other income	837	76	2,336	2,038	628	5,915

Total operating revenues	170,253	169,446	74,814	307,361	11,832	733,706
Realized gains on investments	—	—	—	—	16,502	16,502

Total premiums and other revenues	170,253	169,446	74,814	307,361	28,334	750,208

Benefits, losses and expenses:
Policyholder benefits	72,538	47,695	—	—	—	120,233
Claims incurred	—	—	52,839	235,203	—	288,042
Interest credited to policy account balances	14,692	79,670	—	—	—	94,362
Commissions for acquiring and servicing policies	19,708	24,693	9,753	52,722	1	106,877
Other operating expenses	43,392	16,080	12,139	30,666	10,931	113,208
Change in deferred policy acquisition costs	(2,610)	(14,257)	1,912	72	—	(14,883)

Total benefits, losses and expenses	147,720	153,881	76,643	318,663	10,932	707,839

Income from continuing operations before federal income taxes, and equity in earnings of unconsolidated affiliates	$22,533	$15,565	$(1,829)	$(11,302)	$17,402	$42,369

16. COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of operations, American National and its subsidiaries had commitments outstanding at March 31, 2011, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $233,149,000, of which $224,579,000 is expected to be funded in 2011. The remaining balance of $8,570,000 will be funded in 2012 and beyond. As of March 31, 2011, all of the mortgage loan commitments have fixed interest rates.
In September 2010, American National renewed a 365-day $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding American National’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2011 and December 31, 2010 the outstanding letters of credit were $36,585,000 and $37,452,000, respectively, and there were no borrowings on this facility to meet working capital requirements.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2011, was approximately $206,513,000 while the total cash values of the related life insurance policies was approximately $212,253,000.
Litigation
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
The parties negotiated a tentative agreement on financial settlement terms between American National and potential class members and are working on finalizing other specific terms to resolve this case. During the quarter ended March 31, 2011, American National reserved $12,000,000 for this tentative agreement. Any such class settlement must be reviewed and approved by the Court and will go through other procedural steps before being finalized. The parties anticipate documenting the terms before the end of spring 2011 and presenting the terms to the Court shortly thereafter.
If the settlement is not finalized or accepted, American National maintains that it has meritorious defenses which will be vigorously pursued. In such event, no prediction can be made as to the probability or remoteness of Plaintiff’s recovery, if any, against American National.

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
17. DISCONTINUED OPERATIONS
On December 31, 2010, American National sold its wholly-owned broker-dealer subsidiary, Securities Management & Research, Inc. (“SM&R”). Pursuant to a stock purchase agreement American National agreed to sell all of the outstanding capital stock of SM&R to a third-party financial services corporation. The sale qualifies for discontinued operations accounting and accordingly, the results of operations for this subsidiary are presented as discontinued operations in American National’s consolidated statements of operations for the three months ended March 31, 2010. SM&R had previously been a component of the Corporate and Other business segment.
The following table summarizes income from discontinued operations:

Three months
ended March 31,
2010
Revenues:
Net investment income	$109
Realized investment losses	(5)
Other Income	3,449

Total revenues	3,553

Expenses
Other operating costs	3,253

Total expenses	3,253

Income from discontinued operations before
income tax expense	300

Income tax expense	77

Income from discontinued operations, net of tax	$223

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

		Dollar Amount of Transactions		Amount due to
		Three months ended March 31,		March 31,	December 31,
Related Party	Financial Statement Line Impacted	2011	2010	2011	2010

Gal-Tex Hotel Corporation	Mortgage loans on real estate	$242	$11,653	$10,709	$10,951
Gal-Tex Hotel Corporation	Net investment income	197	213	65	66
Gal-Tex Hotel Corporation	Other operating expenses	57	52	21	21
Gal-Tex Hotel Corporation	Accident and health premiums	15	20	15	56
Moody Insurance Group, Inc.	Commissions for acquiring and servicing policies	1,002	915	419	717
Moody Insurance Group, Inc.	Other operating expenses	32	29	—	—
National Western Life Ins. Co.	Accident and health premiums	60	42	35	14
National Western Life Ins. Co.	Other operating expenses	275	240	106	71
Moody Foundation	Accident and health premiums	69	85	11	7
Greer, Herz and Adams, LLP	Other operating expenses	1,862	2,733	288	251
Information Regarding Related Parties and Transactions
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation (“Gal-Tex”). The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National. American National held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $10,709,000 as of March 31, 2011, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.
Management Contracts with Gal-Tex: American National entered into management contracts with Gal-Tex for the management of a hotel and adjacent fitness center owned by American National. Such contracts can be terminated upon thirty days’ prior written notice.
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
Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is one of American National’s advisory directors and a Partner with Greer, Herz & Adams, L.L.P. which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2011 and 2010 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). Such information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
•	international economic and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
•	interest rate fluctuations;
•	estimates of our reserves for future policy benefits and claims;
•	differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns, and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes;
•	changes in our experiences related to deferred policy acquisition costs;
•	changes in our claims-paying or credit ratings;
•	investment losses and defaults;
•	competition in our product lines and for personnel;
•	changes in tax law;
•	regulatory or legislative changes;
•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses;
•	domestic or international military actions, natural or man-made disasters, including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”) practices or policies; and
•	changes in assumptions for retirement expense.
We describe these risks and uncertainties in greater detail in Item IA, Risk Factors, in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011. It has never been a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.
Overview
We are a diversified insurance and financial services company, offering a broad spectrum of life, annuity, health, and property and casualty insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.

General Trends
There were no material changes to the general trends we are experiencing, as discussed in the MD&A included in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011.
Critical Accounting Estimates
The unaudited interim consolidated financial statements have been prepared in conformity with GAAP. In addition to GAAP, insurance companies have to apply specific SEC regulations when preparing the consolidated financial statements. The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from results reported using those estimates.
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
For a discussion of our critical accounting estimates, see the MD&A in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011. There were no material changes in accounting policies from December 31, 2010.
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For discussions of our segment results, see the “Results of Operations and Related Information by Segment” section. The following table sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2011	2010	Change
Premiums and other revenues:
Premiums	$448,585	$464,693	$(16,108)
Other policy revenues	49,131	44,996	4,135
Net investment income	239,072	218,102	20,970
Realized investments gains, net	22,031	16,502	5,529
Other income	6,286	5,915	371

Total premiums and other revenues	765,105	750,208	14,897

Benefits, losses and expenses:
Policyholder benefits	119,664	120,233	(569)
Claims incurred	257,118	288,042	(30,924)
Interest credited to policy account balances	106,016	94,362	11,654
Commissions for acquiring and servicing policies	110,226	106,877	3,349
Other operating expenses	122,399	113,208	9,191
Change in deferred policy acquisition costs (1)	(13,050)	(14,883)	1,833

Total benefits and expenses	702,373	707,839	(5,466)

Income before other items and federal income taxes	$62,732	$42,369	$20,363

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Consolidated earnings increased during the first three months of 2011 compared to 2010. The increase was primarily driven by the following:
•	a decrease in Property and Casualty claims incurred,
•	an increase in net investment income greater than the increase to interest credited to policy account balances.
The increases were partially offset by a decrease in Accident and Health premiums and an increase in other operating expenses in our Annuity line.
In the Consolidated Results of Operations above and in the segment discussions that follow, certain amounts in prior year have been reclassified to conform to current year presentation. See Note 15, Segment Information, of the Notes to the Consolidated Financial Statements.

Results of Operations and Related Information by Segment
Life
The Life segment markets traditional life insurance products such as whole life and term life, and interest-sensitive life insurance products such as universal life and variable universal life as well as indexed universal life. These products are marketed on a nationwide basis through employee agents, multiple-line agents, independent agents, brokers and direct marketing channels. Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2011	2010	Change
Premiums and other revenues:
Premiums	$66,386	$69,445	$(3,059)
Other policy revenues	44,843	41,086	3,757
Net investment income	59,082	58,885	197
Other income	800	837	(37)

Total premiums and other revenues	171,111	170,253	858

Benefits, losses and expenses:
Policyholder benefits	76,687	72,538	4,149
Interest credited to policy account balances	15,056	14,692	364
Commissions for acquiring and servicing policies	20,862	19,708	1,154
Other operating expenses	40,543	43,392	(2,849)
Change in deferred policy acquisition costs	(2,549)	(2,610)	61

Total benefits, losses and expenses	150,599	147,720	2,879

Income before other items and federal income taxes	$20,512	$22,533	$(2,021)

For the three months ended March 31, 2011, earnings decreased compared to the same period in 2010. The overall decrease in earnings was primarily attributable to an increase in policyholder benefits, partially offset by a decrease in other operating expenses.
Premiums
Revenues from traditional life insurance products include scheduled premium payments from policyholders on whole life and term life products. These premiums are in exchange for financial protection from a specific insurable event, such as death or disability. The change in these premiums is impacted by new sales during the period and the persistency of in-force policies.
Premiums decreased for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was a result of higher reinsurance premiums due to increasing policy face values, and a decrease in the credit-related life products as a result of lower sales.
Other Policy Revenues
Other policy revenues include mortality charges, earned policy service fees, and surrender charges on interest-sensitive life insurance policies. These revenues increased for the three months ended March 31, 2011 compared to 2010 primarily due to terminations of jumbo size policies, those larger than $1.0 million, and the resulting surrender charges and related fees.

Policyholder Benefits
Benefits increased for the three months ended March 31, 2011 compared to 2010. The increase was primarily the result of mortality experience fluctuations on our life insurance policies as well as an increase in net reinsurance costs.
Other Operating Expenses
Other operating expenses decreased for the three months ended March 31, 2011 compared to 2010. The decrease was primarily the result of the release of a litigation liability.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2011	2010	Change

Acquisition cost capitalized	$20,389	$18,098	$2,291
Amortization of DAC	(17,840)	(15,488)	(2,352)

Change in deferred policy acquisition costs (1)	$2,549	$2,610	$(61)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
The net change in deferred policy acquisition costs capitalized remained relatively flat for the three months ended March 31, 2011 compared to 2010.
Policy In-Force Information
The following tables summarize changes in the Life segment’s in-force amounts and number of policies in-force (in thousands):

	Three months ended March 31,
	2011	2010	Change

Life insurance in-force:
Traditional life	$46,068,891	$45,166,506	$902,385
Interest-sensitive life	23,750,154	24,217,790	(467,636)

Total life insurance in-force	$69,819,045	$69,384,296	$434,749

	Three months ended March 31,
	2011	2010	Change

Number of policies in-force
Traditional life	2,248	2,322	(74)
Interest-sensitive life	176	175	1

Total number of policies	2,424	2,497	(73)

There was a slight increase in total life insurance in-force for the three months ended March 31, 2011 when compared to 2010. The increase to our traditional life products was the result of consumers seeking these products’ contract guarantees due to the economic environment in recent years. This increase was partially offset by the decrease in our interest-sensitive life policies.
The decrease in our policy count is attributable to new business activity being comprised of fewer, but larger face-value policies.

Annuity
We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, multiple-line and employee agents. Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2011	2010	Change
Premiums and other revenues:
Premiums	$32,241	$40,352	$(8,111)
Other policy revenues	4,288	3,910	378
Net investment income	147,885	125,108	22,777
Other income	57	76	(19)

Total premiums and other revenues	184,471	169,446	15,025

Benefits, losses and expenses:
Policyholder benefits	42,977	47,695	(4,718)
Interest credited to policy account balances	90,960	79,670	11,290
Commissions for acquiring and servicing policies	29,973	24,693	5,280
Other operating expenses	27,561	16,080	11,481
Change in deferred policy acquisition costs	(12,602)	(14,257)	1,655

Total benefits, losses and expenses	178,869	153,881	24,988

Income before other items and federal income taxes	$5,602	$15,565	$(9,963)

Earnings decreased for the three months ended March 31, 2011 compared to 2010 primarily due to an increase in other operating expenses. This increase was primarily a result of a litigation accrual for an outstanding legal matter. For additional information, see Note 16, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. Without this accrual, earnings would have increased $2.0 million compared to the first quarter of 2010.
Premiums
Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Three months ended March 31,
	2011	2010	Change

Fixed deferred annuity	$548,346	$190,275	$358,071
Equity-indexed deferred annuity	33,694	124,164	(90,470)
Single premium immediate annuity	33,810	40,974	(7,164)
Variable deferred annuity	26,279	25,627	652

Total	642,129	381,040	261,089
Less: policy deposits	609,888	340,688	269,200

Total earned premiums	$32,241	$40,352	$(8,111)

Fixed deferred annuity deposits increased significantly for the three months ended March 31, 2011 compared to 2010. The increase was primarily a result of our marketing efforts to expand bank distribution through the development of new accounts. In addition, continued depressed interest rates help make our fixed deferred annuity rates more attractive than certificates of deposit and other competing financial products.

Equity-indexed annuities allow policyholders to participate in equity returns while also having certain downside protection resulting from the guaranteed minimum returns defined in the product. Deposits for this product decreased during the three months ended March 31, 2011 as compared to the same period in 2010. This decrease was primarily due to lower fixed investment yields providing a smaller option budget, resulting in declared indexed crediting terms that are less favorable to the policyholder.
Single premium immediate annuities (“SPIA”) decreased for the three months ended March 31, 2011 compared to 2010. Premiums for this product decreased during the three months ended March 31, 2011 as compared to the same period in 2010 as a result of lower investment yields, restraining demand for this product in anticipation of increased income payments in the future.
Net Investment Income
Net investment income, a key component of the profitability of the Annuity segment, increased for the three months ended March 31, 2011 compared to 2010. The increase was mainly attributed to a 12.9% increase in the assets backing the in-force fixed deferred annuity account balances.
For a number of years, earnings in the Annuity segment have been pressured by lower average yield rates on the bonds and mortgage loans supporting the reserves. Offsetting the effect of lower yield rates, crediting rates on interest-sensitive products have been decreased accordingly where permitted by policy terms. Since approximately 90% of the Annuity segment is interest-sensitive, offsetting credited rate adjustments are usually possible subject to minimum interest rate guarantees that may apply. We have reconfigured the product portfolio to lower those guarantees in response to the current low interest rate environment.
We utilize equity options as a means to hedge equity-indexed deferred annuity benefits. The realized and unrealized gains or losses on the equity options cause fluctuations in net investment income. Accordingly, we analyze net investment income with and without equity option returns. Shown below is the analysis of net investment income with and without equity options (in thousands):

	With Options		Without Options		Attributable to Options
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010	2011	2010

Net investment income	$147,885	$125,108	$140,770	$126,745	$7,115	$(1,637)
The fluctuations in net investment income due to equity option returns were primarily offset in part by changes in equity-indexed deferred annuity interest credited (which has an implied embedded derivative gain/(loss) component). See the discussion in the Interest Credited to Policy Account Balances section for presentation of interest credited with and without the effect of equity-indexed deferred annuity.

Account Values
We monitor account values and changes in those values as a key indicator of the performance of our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2011	2010
Fixed deferred annuity:
Account value, beginning of period	$9,006,692	$8,151,366
Net inflows	324,670	115,095
Fees	(3,049)	(2,671)
Interest credited	92,033	81,139

Account value, end of period	$9,420,346	$8,344,929

Variable deferred annuity:
Account value, beginning of period	$415,757	$400,624
Net inflows/(outflows)	(15,410)	4,198
Fees	(1,233)	(1,187)
Change in market value and other	16,010	16,251

Account value, end of period	$415,124	$419,886

Single premium immediate annuity:
Reserve, beginning of period	$903,126	$820,295
Net inflows	3,725	9,109
Interest and mortality	9,724	9,362

Reserve, end of period	$916,575	$838,766

Account values of fixed deferred annuities and SPIA increased during the first quarter of 2011 compared to the same period in 2010 primarily as a result of new deposits and interest credited.
Variable deferred annuity account values decreased during the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of outflows of deposits and fees offsetting new deposits and market value increases.
Policyholder Benefits
Benefits consist of annuity payments and reserve increases on SPIA contracts. Benefits decreased for the three months ended March 31, 2011 compared to 2010 as a result of lower SPIA premium receipts.
Interest Credited to Policy Account Balances
Interest credited to policy account balances is generally comprised of interest accruals to fixed deferred annuity account balances. Equity-indexed deferred annuities include a fixed host annuity contract and an embedded equity derivative. In addition to the accrual of interest on the host contract, the gain or loss on the embedded equity derivative is also recognized as interest credited to policy account balances. Embedded derivative gain/loss can introduce material fluctuations in interest credited from one period to the next. For this reason, we analyze interest credited to policy account balances with and without equity-indexed deferred annuities. A comparison of interest credited to policy account balances with and without equity-indexed deferred annuities are shown in the table below (in thousands):

	With Equity-Indexed		Without Equity-Indexed		Attributable to the Equity-Indexed
	Deferred Annuities		Deferred Annuities		Deferred Annuities
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010	2011	2010

Interest credited to policy account balances	$90,960	$79,670	$80,374	$75,955	$10,586	$3,715

The fluctuations in interest credited due to the embedded equity derivative returns were primarily offset by changes in equity option investment income (loss), since the equity options are held to hedge the equity-indexed deferred annuity benefits. See the discussion in the Net Investment Income section for presentation of investment income with and without investment income (loss) from equity options.
The increase in the interest credited without equity-indexed deferred annuities during 2011 was primarily attributable to the growth of in-force account balances.
Interest credited attributable to equity-indexed deferred annuities increased during the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to improved performance of the equity-indexed annuity product.
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
Commissions
Commissions increased for the three months ended March 31, 2011 compared to 2010 primarily due to the $261.1 million increase in annuity deposits during the period.
Other Operating Expenses
Other operating expenses increased during the three months ended March 31, 2011 compared to 2010 primarily as a result of the previously mentioned legal matter. Without this accrual, other operating expenses would have decreased $0.5 million.
Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized, net of amortization of existing DAC. The amortization of DAC is calculated in proportion to gross profits. The following table presents the components of change in DAC (in thousands):

	Three months ended March 31,
	2011	2010	Change

Acquisition cost capitalized	$35,537	$31,154	$4,383
Amortization of DAC	(22,935)	(16,897)	(6,038)

Change in deferred policy acquisition costs (1)	$12,602	$14,257	$(1,655)

(1)	A positive amount of net change indicates more expense was deferred than amortized and is a decrease to expense in the periods indicated.
An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the three months ended March 31, 2011, and 2010 was 52.2%, and 46.7%, respectively. The increase in the ratio was primarily driven by an increase in surrenders during the first quarter of 2011 compared to 2010.

Health
The Health segment primarily focuses on supplemental and limited benefit coverage products including Medicare Supplement insurance for the aged population as well as hospital surgical and cancer policies for the general population. In 2011, premium volume was concentrated in our Medicare Supplement (44.5%) and medical expense (22.7%) lines. Our other health products include credit accident and health policies, stop loss, and dental coverage. Health products are distributed through our network of independent agents and Managing General Underwriters (“MGU”). Health segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2011	2010	Change
Premiums and other revenues:
Premiums	$58,644	$68,424	$(9,780)
Net investment income	3,416	4,054	(638)
Other income	2,917	2,336	581

Total premiums and other revenues	64,977	74,814	(9,837)

Benefits and expenses:
Claims incurred	41,607	52,839	(11,232)
Commissions for acquiring and servicing policies	6,466	9,753	(3,287)
Other operating expenses	11,577	12,139	(562)
Change in deferred policy acquisition costs	2,333	1,912	421

Total benefits and expenses	61,983	76,643	(14,660)

Income (loss) before other items and federal income taxes	$2,994	$(1,829)	$4,823

Earnings improved for the three months ended March 31, 2011 compared to 2010, primarily as a result of reductions in claims incurred and a decrease in commissions. A decrease in premiums resulting from a reduction of in-force policies partially offsets the decreases in claims incurred and commissions.
Premiums
Health premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended March 31,
	2011		2010
	Premiums		Premiums
	dollars	percentage	dollars	percentage

Medicare Supplement	$26,100	44.5%	$30,391	44.4%
Medical expense	13,284	22.6	18,874	27.6
Group	7,096	12.1	7,099	10.4
Credit accident and health	5,142	8.8	5,422	7.9
MGU	2,988	5.1	2,174	3.2
All other	4,034	6.9	4,464	6.5

Total	$58,644	100.0%	$68,424	100.0%

Earned premiums decreased during the three months ended March 31, 2011 compared to 2010, primarily due to the discontinuation of sales of our medical expense insurance plans effective June 30, 2010 and decreased sales of our Medicare Supplement product.

Our in-force certificates or policies as of the dates indicated are as follows:

	Three months ended March 31,
	2011		2010
	number	percentage	number	percentage

Medicare Supplement	45,071	7.4%	56,891	9.2%
Medical expense	9,828	1.6	16,501	2.7
Group	16,584	2.7	13,553	2.2
Credit accident and health	284,944	46.6	300,481	48.4
MGU	106,009	17.3	70,870	11.4
All other	149,624	24.4	162,049	26.1

Total	612,060	100.0%	620,345	100.0%

Our total in-force policies had a net decrease during the three months ended March 31, 2011 compared to 2010 primarily due to a decrease in the credit accident and health line as a result of a reduction in short-term furniture and finance company credit products sales. Management expects a decreasing trend on this product to continue into the near future. Also contributing to the decrease in the in-force policies were the reduction in Medicare Supplement sales resulting from current market conditions and a decrease in the medical expense line as a result of discontinuance of sales. These decreases were partially offset by an increase in the MGU line.
Claims Incurred
Claims incurred decreased during the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to the discontinuance of sales of our medical expense insurance plan as well as the decrease in sales of our Medicare Supplement product.
Commissions
Commissions decreased for the three months ended March 31, 2011 as compared to the same period in 2010. The decrease was consistent with lower sales and lower commission products.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2011	2010	Change

Acquisition cost capitalized	$3,019	$4,342	$(1,323)
Amortization of DAC	(5,352)	(6,254)	902

Change in deferred policy acquisition costs (1)	$(2,333)	$(1,912)	$(421)

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.
Acquisition cost capitalized decreased for the three months ended March 31, 2011 as compared to the same period in 2010. The decrease was due to the discontinuance of our medical expense line and the decline in sales of our Medicare Supplement product.

Property and Casualty
Property and Casualty business is written through our Multiple-Line and Credit Insurance Division agents. Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2011	2010	Change
Premiums and other revenues:
Net premiums written	$290,261	$292,748	$(2,487)

Net premiums earned	$291,314	$286,472	$4,842
Net investment income	18,066	18,851	(785)
Other income	1,944	2,038	(94)

Total premiums and other revenues	311,324	307,361	3,963

Benefits and expenses:
Claims incurred	215,511	235,203	(19,692)
Commissions for acquiring and servicing policies	52,922	52,722	200
Other operating expenses	30,738	30,666	72
Change in deferred policy acquisition costs	(232)	72	(304)

Total benefits and expenses	298,939	318,663	(19,724)

Income (loss) before other items and federal income taxes	$12,385	$(11,302)	$23,687

Loss ratio	74.0%	82.1%	(8.1)
Underwriting expense ratio	28.6	29.1	(0.5)

Combined ratio	102.6%	111.2%	(8.6)

Effect of net catastrophe losses on combined ratio	9.6%	13.4%	(3.8)

The Property and Casualty segment results improved to a net gain during the three months ended March 31, 2011 compared to 2010 primarily due to improved underwriting results.
Net Premiums Written and Earned
Net premiums written remained relatively flat for the three months ended March 31, 2011 compared to 2010, primarily due to a slight decrease in our personal lines partially offset by an increase in our commercial and credit-related property product lines.
Net premiums earned increased during 2011 compared to 2010 primarily as a result of a $6.7 million increase in our personal and commercial lines offset by a $1.9 million decrease in our credit-related property product lines.
Claims Incurred
Claims incurred include losses and loss adjustment expenses (“LAE”) on property and casualty policies. Claims incurred decreased during the three months ended March 31, 2011 compared to 2010 across personal automobile, other commercial, and agribusiness lines of business offset by an increase in the homeowner’s line. The loss ratios have improved as a result of this favorable experience during the three months ended March 31, 2011 compared to the same period in 2010.
For the three months ended March 31, 2011, gross catastrophe losses decreased to $37.0 million compared to $41.3 million in 2010. Net catastrophe losses decreased to $28.0 million from $38.5 million, which included additional catastrophe reinsurance recovery in 2011 compared to 2010. The number of catastrophes for the three months ended March 31, 2011 increased to 8 compared to 7 during the same period in 2010. The catastrophe losses for the first quarter of 2011 were less severe compared to 2010.
Net catastrophe losses contributed to a 9.6% and 13.4% increase in the combined ratio during 2011, and 2010, respectively. We continue to evaluate and manage our aggregate catastrophe risk exposures. We manage our risk with targeted rate activity and reinsurance coverage where we believe it is cost efficient to do so.

For the three months ended March 31, 2011, net favorable prior year loss and LAE development was $25.4 million compared to $26.6 million for the same period in 2010. This favorable development is being driven primarily by our personal auto and commercial liability lines which show better than expected loss emergence compared to what was implied by the loss development patterns used in the previous estimation of losses.
Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines, which we market primarily to individuals, represent 60.2% of net premiums written, (ii) Commercial Lines, which focus primarily on businesses engaged in agricultural and other targeted markets, represent 29.7% of net premiums written, and (iii) Credit-related property insurance products which are marketed to financial institutions and retailers and represent 10.1% of net premiums written.
Personal Products
Property and Casualty segment results for Personal Products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2011	2010	Change
Net premiums written
Auto	$117,448	$119,226	$(1,778)
Homeowner	47,924	48,987	(1,063)
Other Personal	9,293	10,268	(975)

Total net premiums written	174,665	178,481	(3,816)

Net premiums earned
Auto	117,543	113,568	3,975
Homeowner	55,474	53,843	1,631
Other Personal	9,305	9,447	(142)

Total net premiums earned	$182,322	$176,858	$5,464

Loss ratio
Auto	67.5%	76.7%	(9.2)
Homeowner	95.6	83.5	12.1
Other Personal	78.7	60.8	17.9
Personal line loss ratio	76.6%	77.9%	(1.3)

Combined Ratio
Auto	88.5%	98.5%	(10.0)
Homeowner	120.4	108.4	12.0
Other Personal	83.8	68.7	15.1
Personal line combined ratio	98.0%	99.9%	(1.9)
Personal Automobile: Net premiums earned increased in our personal automobile line during the first three months of 2011 compared to the same period in 2010 due to rate increases implemented in prior years now being fully realized. On the other hand, net premiums written have declined as a result of a reduction in retention rates due to rate increases, competition and general economic conditions.
The loss and combined ratios have improved for the three months ended March 31, 2011 compared to the same period in 2010 primarily due rate increases.
Homeowners: Net premiums written and earned remained relatively flat during the three months ended March 31, 2011 compared to the same period in 2010.
The loss and combined ratios increased during the three months ended March 31, 2011 compared to the same period in 2010 due to an increase in catastrophe claims.

Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within their homeowner and auto policies. Net premiums written and earned remained relatively level during the three months ended March 31, 2011 as compared to the same period in 2010. Premiums are trending commensurate with the production in the homeowners and personal automobile lines as policies are typically sold in conjunction with one another.
The loss and combined ratios increased during the three months ended March 31, 2011 compared to the same period in 2010 due to increased umbrella claims. As this is currently our smallest line of business in our Personal Products line, minor fluctuations in results can more easily cause volatility in these ratios.
Commercial Products
Property and Casualty segment results for Commercial Products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2011	2010	Change
Net premiums written
Other Commercial	$35,858	$34,431	$1,427
Agribusiness	24,301	25,448	(1,147)
Auto	25,938	25,613	325

Total net premiums written	86,097	85,492	605

Net premiums earned
Other Commercial	29,974	29,493	481
Agribusiness	26,136	26,268	(132)
Auto	22,134	21,273	861

Total net premiums earned	$78,244	$77,034	$1,210

Loss ratio
Other Commercial	62.9%	97.1%	(34.2)
Agribusiness	150.3	182.7	(32.4)
Auto	54.8	48.8	6.0
Commercial line loss ratio	89.8%	112.9%	(23.1)

Combined ratio
Other Commercial	91.3%	125.0%	(33.7)
Agribusiness	184.4	215.8	(31.4)
Auto	77.9	73.8	4.1
Commercial line combined ratio	118.6%	141.8%	(23.2)
Other Commercial: Net premiums written and earned increased during the first three months of 2011 compared to the same period in 2010, primarily as a result of workers’ compensation rate increases in the New York and New Jersey markets implemented in the latter part of 2010 and the first quarter of 2011.
The loss and combined ratios improved during the first three months of 2011 compared to 2010, primarily as a result of a decrease in claims in our business-owner lines and less severe losses in the workers’ compensation product.
Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums written decreased while net premiums earned remained relatively flat during the first three months of 2011 compared to 2010. This is primarily the result of rate increases offset by a decrease in policies in-force.
The loss and combined ratios decreased during the first three months of 2011 compared to 2010 primarily as a result of a decrease in catastrophe losses. We expect variability in this line, which is sensitive to the frequency and severity of storm and weather related losses.
Commercial Automobile: Net premiums written and earned remained stable during the first three months of 2011 compared to 2010 primarily as a result of reduced polices in-force offset by rate increases. The loss and combined ratios increased as a result of an increased frequency and severity of claims.

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
Net premiums written increased to $29.5 million for the first three months of 2011 compared to $28.8 million for the same period in 2010. Net premiums earned decreased to $30.7 million, from $32.6 million for the three months ended March 31, 2011 and 2010, respectively. The primary driver for the increase in net premiums written, while net premiums earned decreased, was the continued shift in our product mix from shorter duration Collateral Protection products, which fell 6.0%, to our longer duration Guaranteed Asset Protection (“GAP”) products, which increased 32.1%. Shorter duration products generally earn out premiums within 12 months from the effective date, while our longer duration products may take up to 84 months before they are fully earned.
The loss ratios decreased to 18.2% from 31.8% during the three months ended March 31, 2011 compared to 2010. This decrease is attributable to an overall decline in claims incurred as a result of lower frequency and severity of claims. Specifically, the GAP line of business experienced a positive trend in claims incurred as a result of automobile fair values rebounding from the recent financial crisis. The combined ratios decreased to 90.0% from 100.4% during the first three months of 2011 compared to 2010.

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
Segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2011	2010	Change
Premiums and other revenues:
Net investment income	$10,623	$11,204	$(581)
Realized gains on investments	22,031	16,502	5,529
Other income	568	628	(60)

Total premiums and other revenues	33,222	28,334	4,888

Expenses:
Other operating expenses	11,983	10,932	1,051

Total expenses	11,983	10,932	1,051

Income before other items and federal income taxes	$21,239	$17,402	$3,837

Earnings for the three months ended March 31, 2011 improved compared to the same period in 2010. This was primarily due to the increase in realized gains on investments as a result of improved financial markets.
Investments
General
We manage our investment portfolio to optimize the rate of return that is commensurate with sound and prudent underwriting practices and to maintain a well-diversified portfolio. Our investment operations are governed by various regulatory authorities, including but not limited to, the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including the setting of investment policies and defining acceptable risk levels, are subject to review and approval by our Finance Committee, made up of two members of the Board of Directors, senior executives and investment professionals.
Our insurance and annuity products are primarily supported by investment-grade bonds, collateralized mortgage obligations, and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale as necessary to match our estimated future cash flow needs. We use statistical measures, such as duration and the modeling of future cash flows using stochastic interest rate scenarios, to balance our investment portfolio to match the pricing objectives of our underlying insurance products. As part of our asset-liability management program, we monitor the composition of our fixed maturity securities between held-to-maturity and available-for-sale securities and adjust the concentrations within the portfolio as investments mature or with the purchase of new investments.
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

Composition of Invested Assets
The following summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates), (in thousands, except percentages):

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Bonds held-to-maturity, at amortized cost	$8,955,317	48.3%	$8,513,550	47.5%
Bonds available-for-sale, at fair value	4,174,498	22.5	4,123,613	23.0
Equity Securities	1,118,203	6.0	1,082,755	6.0
Mortgage loans at amortized cost	2,816,832	15.2	2,679,909	15.0
Policy loans, at outstanding balance	383,480	2.1	380,505	2.1
Investment real estate, net of depreciation	513,901	2.8	521,768	2.9
Short-term investments	461,069	2.5	486,206	2.7
Other invested assets	122,718	0.6	119,251	0.8

Total Invested Assets	$18,546,018	100.0%	$17,907,557	100.0%

The increase in our total invested assets was primarily a result of net purchases.
Each of the components of our invested assets is described further in Note 4, Investments; Note 7, Credit Risk Management; and Note 8, Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements. In addition, net investment income and realized investments gains (losses), before federal income taxes, are summarized within Note 4, Investments, of the Notes to the Consolidated Financial Statements.
Additionally, Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 2, 2011 contains a detailed description of the Company’s methodology for evaluating other-than-temporary impairment losses on its investments.
Investments to Support Our Insurance Business
Bonds- We allocate most of our fixed maturity securities to support our insurance business.
At March 31, 2011, our fixed maturity securities had an estimated fair market value of $13.6 billion, which was $663.4 million (5.1%) above amortized cost. At December 31, 2010, our fixed maturity securities had an estimated fair market value of $13.1 billion, which was $664.6 million (5.3%) above amortized cost. The increase in total fair market value was the result of new purchases to support annuity sales as well as market value increases.
Fixed maturity securities’ estimated fair value, due in one year or less, increased to $820.7 million as of March 31, 2011 from $685.3 million as of December 31, 2010, primarily as a result of approaching maturity dates of long-term bonds.

The following table identifies the total bonds by credit quality rating, using both S&P and Moody’s ratings (in thousands, except percentages):

	March 31, 2011			December 31, 2010
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$1,272,777	$1,323,943	9.8%	$1,258,952	$1,311,152	10.0%
AA	1,341,352	1,387,303	10.2	1,289,870	1,343,653	10.2
A	4,685,820	4,968,545	36.6	4,551,294	4,848,986	37.0
BBB	4,929,071	5,192,670	38.2	4,613,315	4,871,583	37.2
BB and below	690,551	710,517	5.2	725,436	728,073	5.6

Total	$12,919,571	$13,582,978	100.0%	$12,438,867	$13,103,447	100.0%

The slight shifts in our credit quality diversification, including exposure to below investment grade securities, at March 31, 2011 compared to December 31, 2010, was primarily the result of purchase transactions and maturities. At 5.2% of our total bond portfolio, the exposure to below investment grade securities is acceptable to management, and we expect this portion of our bond portfolio to decrease as these bonds approach maturity.
Mortgage Loans- We invest in commercial mortgage loans that are diversified by property-type and geography. We do not make individual residential mortgage loans. Therefore, we have no direct exposure to sub-prime or Alt A mortgage loans in the mortgage loan portfolio. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used to support our insurance liabilities. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances.
The weighted average coupon yield on the principal funded for mortgage loans was 6.3% and 6.8% for the three months ended March 31, 2011 and year ended December 31, 2010, respectively.
Equity Securities- As of March 31, 2011, 96.5% of our equity securities were invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.5% of the equity portfolio was invested in publicly traded preferred stock. As of December 31, 2010, 96.6% of our equity securities were invested in publicly traded common stock, and the remaining 3.4% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during the first three months of 2011 reflects purchases and market value increases within the portfolio.
We carry our equity portfolio at fair value based on quoted estimated fair value prices obtained from external pricing services. The cost and estimated market value of the equity portfolio are as follows (in thousands):

	Three months ended March 31, 2011
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Common stock	$688,586	$396,086	$(5,969)	$1,078,703
Preferred stock	30,958	8,576	(34)	39,500

Total	$719,544	$404,662	$(6,003)	$1,118,203

	Year ended December 31, 2010
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Common stock	$690,245	$361,048	$(5,405)	$1,045,888
Preferred stock	30,420	6,714	(267)	36,867

Total	$720,665	$367,762	$(5,672)	$1,082,755

Investment Real Estate- We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate may be owned directly by our insurance companies, through non-insurance affiliates or joint ventures. The carrying value of real estate is stated at cost, less accumulated depreciation, and valuation allowance. Depreciation is provided over the estimated useful lives of the properties.
Short-Term Investments- Short-term investments are composed primarily of commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including investment-funding commitments.
Policy Loans- Certain life insurance products we offer permit policyholders to borrow funds from us using their policy as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of March 31, 2011 we had $383.5 million in policy loans with a loan to surrender value of 59.0%, and at December 31, 2010, we had $380.5 million in policy loans with a loan to surrender value of 61.2%. Interest rates on policy loans primarily range from 4.5% to 8.0% per annum.
Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s death benefits.
Net Investment Income and Realized Gains (Losses)
Net investment income from bonds and mortgage loans used to support our insurance products increased consistently over the period as assets increased with net annuity sales and policyholder benefits each year. Net investment income in other asset classes (equities and real estate) fluctuated in response to investment decisions based on valuations and financial markets movement.
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
Unrealized Gains and Losses:
The net change in unrealized gains (losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, was an unrealized gain of $25.8 million at March 31, 2011 and $109.0 million at December 31, 2010.
Discontinued Operations
On December 31, 2010, the Company sold its wholly-owned broker-dealer subsidiary, Securities Management & Research, Inc. (“SM&R”). Pursuant to a stock purchase agreement we agreed to sell all of the outstanding capital stock of SM&R to a third-party financial services corporation. The sale qualified for discontinued operations accounting and accordingly, the results of operations for this subsidiary are presented as discontinued operations in our consolidated statements of operations for all periods presented. The sale resulted in a $1,000,000 loss before taxes for year end 2010. SM&R had previously been a component of the Corporate and Other business segment.

Liquidity
Our liquidity requirements have been and are expected to continue to be met by funds from operations. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months.
To ensure that we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity securities and individual commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs; however, our portfolio of highly liquid marketable debt and equity securities are available to meet our liquidity needs.
In September 2010, we renewed a 365-day $100 million short-term variable rate borrowing facility containing a $55 million subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding our working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100 million at any time. As of March 31, 2011 and December 31, 2010, the outstanding letters of credit were $36.6 million and $37.5 million, respectively, and there were no borrowings on this facility to meet liquidity requirements.
Capital Resources
Our capital resources consisted of American National stockholders’ equity, summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,436,222	$3,407,439
AOCI	251,101	225,212

Total American National stockholders’ equity	$3,687,323	$3,632,651

We have notes payable in our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective venture, which totaled $21.2 million at March 31, 2011 and December 31, 2010.
Total stockholders’ equity in the first three months of 2011 increased primarily due to the $48.5 million net income earned during the period and $25.8 million unrealized gains on available-for-sale securities, offset by $20.7 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. State laws specify regulatory actions if an insurer’s risk-based capital (“RBC”), a measure of an insurer’s solvency, falls below certain levels. The National Association of Insurance Commissioners (“NAIC”) has standard formulas for annually assessing RBC, which seek to identify companies that are undercapitalized.
The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, as well as the equity, interest rate and expense recovery risks associated with variable and group annuities that contain death benefits or certain living benefits.

RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2010, the levels of our and our insurance subsidiaries’ surplus and RBC exceeded the NAIC’s minimum RBC requirements.
Contractual Obligations
Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2010. We expect to have the capacity to repay and/or refinance these obligations as they come due.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans discussed within Note 16, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans which support the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies is designed to always equal or exceed the balance of the loans, management does not foresee any loss related to these arrangements.
Related-Party Transactions
We have various agency, consulting and investment arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations. For additional details see Note 18, Related Party Transactions, of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks have not changed materially from those disclosed in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Corporate Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of March 31, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors as previously disclosed in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit
Number:	Basic Documents:

3.1	Articles of Incorporation (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

3.2	Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 4, 2011)

10.1	Form of Restricted Stock Unit Agreement for Officers under the American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)

10.2	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board & Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
	Name:	John J. Dunn, Jr.,
	Title:	Corporate Chief Financial Officer