Form 10-Q
period 2011-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2011-08-05
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
As of July 29, 2011, there were 26,821,284 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
PREMIUMS AND OTHER REVENUES
Premiums
Life	$69,474	$68,873	$135,860	$138,318
Annuity	32,110	40,608	51,600	80,960
Accident and health	58,384	67,841	117,028	136,265
Property and casualty	275,848	287,497	567,162	573,969
Other policy revenues	46,379	46,728	95,510	91,724
Net investment income	250,172	211,781	489,244	429,883
Realized investments gains (losses)	22,926	16,814	44,957	34,561
Other-than-temporary impairments	—	(1,505)	—	(2,750)
Other income	7,121	7,511	13,514	13,426

Total premiums and other revenues	762,414	746,148	1,514,875	1,496,356

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	79,854	74,468	156,541	147,006
Annuity	42,837	50,442	72,810	98,137
Claims incurred
Accident and health	39,466	45,351	81,073	98,190
Property and casualty	254,431	258,014	469,942	493,217
Interest credited to policyholders’ account balances	99,139	79,524	205,530	173,886
Commissions for acquiring and servicing policies	119,403	115,900	229,629	222,777
Other operating expenses	113,061	112,765	235,460	225,973
Change in deferred policy acquisition costs	(23,911)	(18,126)	(36,976)	(33,009)

Total benefits, losses and expenses	724,280	718,338	1,414,009	1,426,177

Income (loss) from continuing operations before federal income tax, and equity in earnings/losses of unconsolidated affiliates	38,134	27,810	100,866	70,179

Provision (benefit) for federal income taxes
Current	13,199	10,028	27,517	19,528
Deferred	(8,368)	(6,721)	(5,788)	(6,205)

Total provision (benefit) for federal income taxes	4,831	3,307	21,729	13,323

Equity in earnings (losses) of unconsolidated affiliates, net of tax	(2,099)	62	(238)	69

Income (loss) from continuing operations	31,204	24,565	78,899	56,925
Income (loss) from discontinued operations, net of tax (See Note 17)	—	1,778	—	2,001

Net income (loss)	31,204	26,343	78,899	58,926
Less: Net income (loss) attributable to noncontrolling interest, net of tax	1,146	(279)	359	(2,474)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$30,058	$26,622	$78,540	$61,400

Amounts available to American National Insurance Company common stockholders
Earnings per share:
Basic	$1.13	$1.00	$2.96	$2.31
Diluted	1.13	1.00	2.94	2.30

Weighted average common shares outstanding	26,559,950	26,558,832	26,559,821	26,558,832
Weighted average common shares outstanding and dilutive potential common shares	26,706,145	26,669,828	26,701,024	26,669,828
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except for share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $9,703,783 and $8,979,834)	$9,161,303	$8,513,550
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,059,754 and $3,925,317)	4,319,905	4,123,613
Equity securities, at fair value (Cost $708,833 and $720,665)	1,095,396	1,082,755
Mortgage loans on real estate, net of allowance	2,734,625	2,679,909
Policy loans	386,715	380,505
Investment real estate, net of accumulated depreciation of $196,460 and $202,111	466,669	521,768
Short-term investments	475,593	486,206
Other invested assets	120,136	119,251

Total investments	18,760,342	17,907,557

Cash and cash equivalents	78,114	101,449
Investments in unconsolidated affiliates	223,055	195,472
Accrued investment income	212,006	201,286
Reinsurance recoverables	434,387	355,188
Prepaid reinsurance premiums	75,437	75,542
Premiums due and other receivables	310,227	287,184
Deferred policy acquisition costs	1,333,927	1,318,426
Property and equipment, net	77,669	77,974
Current tax receivable	16,001	8,579
Other assets	140,083	138,978
Separate account assets	785,700	780,563

Total assets	$22,446,948	$21,448,198

LIABILITIES
Future policy benefits:
Life	$2,566,306	$2,539,334
Annuity	730,524	865,480
Accident and health	77,054	81,266
Policyholders’ account balances	11,344,961	10,475,159
Policy and contract claims	1,375,182	1,298,457
Unearned premium reserve	833,321	824,299
Other policyholder funds	293,091	277,285
Liability for retirement benefits	188,725	187,453
Current portion of long-term notes payable	—	47,632
Long-term notes payable	58,436	12,508
Deferred tax liabilities, net	70,621	53,737
Other liabilities	419,043	368,332
Separate account liabilities	785,700	780,563

Total liabilities	18,742,964	17,811,505

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,821,284 shares	30,832	30,832
Additional paid-in capital	17,318	15,190
Accumulated other comprehensive income	264,766	225,212
Retained earnings	3,497,147	3,459,911
Treasury stock, at cost	(98,490)	(98,494)

Total American National stockholders’ equity	3,711,573	3,632,651
Noncontrolling interest	(7,589)	4,042

Total stockholders’ equity	3,703,984	3,636,693

Total liabilities and stockholders’ equity	$22,446,948	$21,448,198

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except for per share data)

	Six months ended June 30,
	2011	2010

Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	15,190	11,986
Issuance of treasury shares as restricted stock	(4)	—
Income tax effect from restricted stock arrangement	(14)	—
Amortization of restricted stock	2,146	1,553

Balance at end of the period	17,318	13,539

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	225,212	117,649
Change in unrealized gain (loss) on available-for-sale securities, net	39,549	(4,023)
Foreign exchange adjustments	193	(68)
Defined benefit plan adjustment	(188)	89

Balance at end of the period	264,766	113,647

Retained Earnings
Balance as of January 1,	3,459,911	3,398,492
Net income (loss) attributable to American National Insurance Company and Subsidiaries	78,540	61,400
Cash dividends to common stockholders ($1.54 per share)	(41,304)	(41,303)

Balance at end of the period	3,497,147	3,418,589

Treasury Stock
Balance as of January 1,	(98,494)	(98,505)
Issuance of treasury shares as restricted stock	4	—

Balance at end of the period	(98,490)	(98,505)

Noncontrolling Interest
Balance as of January 1,	4,042	12,202
Contributions	26	285
Distributions	(12,016)	(892)
Gain (loss) attributable to noncontrolling interest	359	(2,474)

Balance at end of the period	(7,589)	9,121

Total Equity
Balance at end of the period	$3,703,984	$3,487,223

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income (loss) attributable to American National
Insurance Company and Subsidiaries	$30,058	$26,622	$78,540	$61,400

Other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on available-for-sale securities, net	13,754	(61,296)	39,549	(4,023)
Foreign exchange adjustments	34	(227)	193	(68)
Defined benefit plan adjustment	(123)	89	(188)	89

Total other comprehensive income (loss)	13,665	(61,434)	39,554	(4,002)

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$43,723	$(34,812)	$118,094	$57,398

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$78,899	$58,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(44,957)	(37,491)
Other-than-temporary impairments	—	2,750
Amortization of discounts and premiums on bonds	8,472	8,414
Net capitalized interest on policy loans and mortgage loans	(14,066)	(14,972)
Depreciation	20,653	23,849
Interest credited to policy account balances	205,530	173,886
Charges to policyholders’ account balances	(95,510)	(91,724)
Deferred federal income tax (benefit) expense	(5,788)	(5,112)
Deferral of policy acquisition costs	(256,984)	(248,038)
Amortization of deferred policy acquisition costs	220,008	215,029
Equity in (earnings) losses of unconsolidated affiliates	366	(106)
Changes in:
Policyholder liabilities	156,572	133,480
Reinsurance recoverables	(79,199)	(8,125)
Premiums due and other receivables	(23,043)	(21,848)
Accrued investment income	(10,720)	(3,991)
Current tax receivable/payable	(7,422)	(6,446)
Liability for retirement benefits	1,272	1,496
Prepaid reinsurance premiums	105	3,624
Other, net	15,605	(8,773)

Net cash provided by (used in) operating activities	169,793	174,828

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds — held-to-maturity	423,820	182,030
Bonds — available-for-sale	243,805	324,465
Equity securities	57,865	68,986
Real estate	90,084	16,381
Mortgage loans	214,513	46,157
Policy loans	24,649	24,247
Other invested assets	20,861	4,925
Disposals of property and equipment	597	1,083
Distributions from unconsolidated affiliates	8,142	3,100
Payment for the purchase/origination of:
Bonds — held-to-maturity	(1,043,532)	(535,103)
Bonds — available-for-sale	(365,393)	(220,232)
Equity securities	(27,043)	(13,357)
Real estate	(6,567)	(30,139)
Mortgage loans	(285,974)	(220,566)
Policy loans	(19,536)	(18,219)
Other invested assets	(19,928)	(26,503)
Additions to property and equipment	(8,245)	(4,019)
Contributions to unconsolidated affiliates	(40,030)	(11,820)
Change in short-term investments	10,613	(139,291)
Other, net	(19,519)	21,183

Net cash provided by (used in) investing activities	(740,818)	(526,692)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,311,544	865,753
Policyholders’ account withdrawals	(720,846)	(518,280)
Change in notes payable	(1,704)	(634)
Dividends to stockholders	(41,304)	(41,303)

Net cash provided by (used in) financing activities	547,690	305,536

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,335)	(46,328)
Beginning of the year	101,449	161,483

Balance as of June 30,	$78,114	$115,155

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Form 10-Q. In addition to GAAP, specific SEC requirements applicable to insurance companies are applied to the consolidated financial statements.
The interim consolidated financial statements and notes herein are unaudited. These interim consolidated financial statements reflect all adjustments which are, in the opinion of management, considered necessary for the fair presentation of the consolidated statements of operations, financial position, changes in equity, comprehensive income (loss), and cash flows for the interim periods. These interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2010. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
As of June 30, 2011, American National’s significant accounting policies and practices remain materially unchanged from those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in American National’s 2010 Annual Report on Form 10-K.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 was issued to improve and expand fair value disclosures. Newly required disclosures are as follows: 1) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy; 2) provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method; and 3) provide fair value disclosures for each class of assets and liabilities. This guidance is effective for interim and annual periods commencing after December 15, 2009, except for the disclosure of the reconciliation of the Level 3 activities, which is effective for annual periods commencing after December 15, 2010. American National adopted this guidance on January 1, 2010, except for the disclosure of the reconciliation of the Level 3 activities, which was adopted effective January 1, 2011. American National’s adoption of this guidance did not have a material impact on its consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. For accounting purposes, ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related-party policyholder. This guidance also clarifies that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. ASU 2010-15 is effective for interim and annual periods commencing after December 15, 2010. American National’s adoption of this guidance effective January 1, 2011 did not have a material effect on its consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Additional disclosures are now required that enable readers of the financial statements to understand the nature of the credit risk inherent in the financing receivable portfolio, how the portfolio’s credit risk is analyzed and assessed in order to arrive at the allowance for credit losses for each portfolio, and the changes and underlying reason for the changes in the allowance for credit losses for each portfolio. Disclosures previously required for financing receivables are now required to be disclosed on a disaggregated basis. In addition, new disclosures under ASU 2010-20 are required for each financing receivable class including credit quality indicators of financing receivables at the end of the reporting period, aging of past due financing receivables, the nature and extent of troubled debt restructurings that occurred during the reporting period, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, and significant purchases and sales of financing receivables during the reporting period. The ASU 2010-20 disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. Disclosures concerning the activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. American National adopted this guidance effective January 1, 2010, except for the disclosure requirements for activities that occur during a reporting period, which was adopted effective January 1, 2011. American National’s adoption of this guidance did not have a material impact on its consolidated financial statements.
In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays the effective date of the disclosures about troubled debt restructuring required within ASU 2010-20. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. FASB issued the revised guidance, ASU 2011-02, effective for interim and annual periods that end after June 15, 2011. ASU 2011-01 is effective upon issuance. Accordingly, this update was retrospectively adopted on December 31, 2010 and did not have a material effect on American National’s consolidated financial statements.

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
In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The new guidance clarifies the creditor’s evaluation of whether it has granted a concession and whether a borrower is experiencing financial difficulties. In addition, the new guidance precludes the creditor from using the effective interest rate test in the borrower’s guidance on restructuring payables when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for public companies for interim and annual periods beginning on or after June 15, 2011 and must be applied retrospectively to restructurings occurring on or after the beginning of the year. American National’s adoption of this guidance effective July 1, 2011 did not have material effect on its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs. ASU 2011-04 clarifies the intent of the FASB about the application of existing fair value measurement and disclosure requirements such as: (1) the application of the highest and best use and valuation premise concepts; (2) a requirement specific to measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (3) a requirement to disclose unobservable inputs used in the fair value of an instrument categorized within Level 3 of the fair value hierarchy. The new guidance also prohibits the use of block premiums and discounts for all fair value measurement, regardless of hierarchy. In addition, ASU 2011-04 expands the disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods, beginning after December 15, 2011. American National is currently assessing the effect of ASU 2011-04 on its consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 makes the presentation of other comprehensive income (“OCI”) more prominent by giving reporting entities two presentation options. Reporting entities can present the total net income and total OCI along with their respective components as one continuous statement or as two separate consecutive statements. The new guidance also eliminates the option to present OCI in the statement of changes in stockholders’ equity. In addition, the new guidance requires reporting entities to present reclassification adjustments from OCI to net income on the face of the financial statements. ASU 2011-05 is effective for interim and annual periods, beginning after December 15, 2011. American National’s adoption of this guidance on January 1, 2012 is not expected to have material effect on its consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-06, Fees Paid to the Federal Government by Health Insurers. ASU 2011-06 addresses questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, which imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year. The corresponding deferred cost is then amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013. American National’s adoption of this guidance on January 1, 2014 is not expected to have material effect on its consolidated financial statements.

4. INVESTMENTS
The cost or amortized cost and estimated fair value of investments in fixed maturity and equity securities are shown below (in thousands):

	June 30, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$20,819	$253	$—	$21,072
States of the U.S. and political subdivisions of the states	415,443	12,150	(1,962)	425,631
Foreign governments	29,032	5,179	—	34,211
Corporate debt securities	7,856,671	513,975	(16,184)	8,354,462
Residential mortgage-backed securities	761,888	40,178	(3,095)	798,971
Commercial mortgage-backed securities	31,340	—	(11,055)	20,285
Collateralized debt securities	7,151	61	(1,018)	6,194
Other debt securities	38,959	3,998	—	42,957

Total bonds held-to-maturity	9,161,303	575,794	(33,314)	9,703,783

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	6,660	691	—	7,351
States of the U.S. and political subdivisions of the states	588,924	22,217	(1,206)	609,935
Foreign governments	5,000	1,890	—	6,890
Corporate debt securities	3,202,467	236,603	(16,432)	3,422,638
Residential mortgage-backed securities	224,418	14,623	(614)	238,427
Collateralized debt securities	18,131	1,558	(194)	19,495
Other debt securities	14,154	1,015	—	15,169

Total bonds available-for-sale	4,059,754	278,597	(18,446)	4,319,905

Total fixed maturity securities	13,221,057	854,391	(51,760)	14,023,688

Equity securities
Common stock
Consumer goods	144,796	66,174	(2,347)	208,623
Energy and utilities	118,427	77,122	(753)	194,796
Finance	119,553	54,604	(3,433)	170,724
Healthcare	74,324	43,940	(1,044)	117,220
Industrials	61,366	55,371	(123)	116,614
Information technology	111,442	58,670	(2,193)	167,919
Materials	16,396	17,090	(11)	33,475
Telecommunication services	31,571	14,092	(55)	45,608

Total common stock	677,875	387,063	(9,959)	1,054,979
Preferred stock	30,958	9,459	—	40,417

Total equity securities	708,833	396,522	(9,959)	1,095,396

Total investments in securities	$13,929,890	$1,250,913	$(61,719)	$15,119,084

	December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,117	$288	$—	$23,405
States of the U.S. and political subdivisions of the states	422,249	7,117	(6,920)	422,446
Foreign governments	29,020	4,910	—	33,930
Corporate debt securities	7,293,501	478,353	(33,077)	7,738,777
Residential mortgage-backed securities	661,516	33,702	(3,398)	691,820
Commercial mortgage-backed securities	31,340	—	(17,758)	13,582
Collateralized debt securities	8,562	80	(327)	8,315
Other debt securities	44,245	3,314	—	47,559

Total bonds held-to-maturity	8,513,550	527,764	(61,480)	8,979,834

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,268	643	(4)	13,907
States of the U.S. and political subdivisions of the states	583,163	15,142	(4,193)	594,112
Foreign governments	5,000	1,967	—	6,967
Corporate debt securities	3,030,671	197,485	(26,587)	3,201,569
Residential mortgage-backed securities	259,560	13,250	(1,417)	271,393
Collateralized debt securities	19,468	1,459	(218)	20,709
Other debt securities	14,187	769	—	14,956

Total bonds available-for-sale	3,925,317	230,715	(32,419)	4,123,613

Total fixed maturity securities	12,438,867	758,479	(93,899)	13,103,447

Equity securities
Common stock
Consumer goods	154,106	63,538	(1,052)	216,592
Energy and utilities	121,727	72,471	(933)	193,265
Finance	119,975	55,175	(1,571)	173,579
Healthcare	78,256	31,907	(1,654)	108,509
Industrials	59,856	47,649	—	107,505
Information technology	108,178	62,284	(161)	170,301
Materials	16,469	15,540	—	32,009
Telecommunication services	31,678	12,484	(34)	44,128

Total common stock	690,245	361,048	(5,405)	1,045,888
Preferred stock	30,420	6,714	(267)	36,867

Total equity securities	720,665	367,762	(5,672)	1,082,755

Total investments in securities	$13,159,532	$1,126,241	$(99,571)	$14,186,202

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

	June 30, 2011
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Due in one year or less	$661,860	$680,710	$203,904	$209,512
Due after one year through five years	3,684,092	3,974,700	1,902,384	2,051,071
Due after five years through ten years	3,763,181	3,960,951	1,431,518	1,507,277
Due after ten years	1,046,320	1,082,369	516,948	547,323

	9,155,453	9,698,730	4,054,754	4,315,183

Without single maturity date	5,850	5,053	5,000	4,722

Total	$9,161,303	$9,703,783	$4,059,754	$4,319,905

Available-for-sale securities are sold throughout the year for various reasons. All gains and losses were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Proceeds from sales of available-for-sale securities	$45,738	$88,587	$99,350	$205,500
Gross realized gains	6,808	8,392	20,977	22,875
Gross realized losses	(31)	(881)	(840)	(1,147)
There were no securities transferred from held-to-maturity to available-for-sale during the six months ended June 30, 2011 and 2010.

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

	Location of Asset (Liability) Reported in the	Estimated Fair Value
Derivatives Not Designated	Consolidated Statements of Financial	June 30,	December 31,
as Hedging Instruments	Position	2011	2010

Equity-indexed options	Other invested assets	$71,525	$66,716
Equity-indexed annuity embedded derivative	Future policy benefits - Annuity	(65,025)	(59,644)

	Location of Gains (Losses)	Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in the Consolidated	Three months ended June 30,		Six months ended June 30,
as Hedging Instruments	Statements of Operations	2011	2010	2011	2010

Equity-indexed options	Net investment income	$(1,818)	$(10,252)	$5,297	$(11,889)
Equity-indexed annuity embedded derivative	Interest credited to policyholder account balances	2,697	12,628	(3,608)	12,911
Unrealized gains (losses) on securities
Unrealized gains (losses) on available-for-sale securities, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $187,279,000 and $100,000,000 as of June 30, 2011 and 2010, respectively.
The change in the net unrealized gains (losses) on available-for-sale securities are shown below (in thousands):

	Six months ended June 30,
	2011	2010

Bonds available-for-sale	$61,855	$110,639
Equity Securities	24,473	(75,633)
Adjustment to deferred policy acquisition costs	(21,475)	(39,480)

	64,853	(4,474)
Less: Provision (benefit) for federal income taxes	22,668	(1,509)

	42,185	(2,965)
Change in unrealized (gains) losses of investments attributable to participating policyholders’ interest	(2,636)	(1,058)

Total	$39,549	$(4,023)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	June 30, 2011
	Less than 12 months		12 Months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Fixed maturity securities
Bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$1,954	$91,522	$8	$152	$1,962	$91,674
Corporate debt securities	11,905	641,872	4,279	85,425	16,184	727,297
Residential mortgage-backed securities	176	18,768	2,919	42,738	3,095	61,506
Commercial mortgage-backed securities	—	—	11,055	20,286	11,055	20,286
Collateralized debt securities	—	—	1,018	4,511	1,018	4,511

Total bonds held-to-maturity	14,035	752,162	19,279	153,112	33,314	905,274

Bonds available-for-sale
States of the U.S. and political subdivisions of the states	1,206	64,408	—	—	1,206	64,408
Corporate debt securities	5,078	290,519	11,354	125,627	16,432	416,146
Residential mortgage-backed securities	33	14,096	581	17,676	614	31,772
Collateralized debt securities	—	—	194	3,557	194	3,557

Total bonds available-for-sale	6,317	369,023	12,129	146,860	18,446	515,883

Total fixed maturity securities	20,352	1,121,185	31,408	299,972	51,760	1,421,157

Equity securities
Common stock
Consumer goods	1,648	23,916	699	12,727	2,347	36,643
Energy and utilities	524	5,490	229	1,429	753	6,919
Finance	1,258	16,722	2,175	8,058	3,433	24,780
Healthcare	559	2,799	485	6,236	1,044	9,035
Industrials	123	1,870	—	—	123	1,870
Information technology	2,191	10,356	2	47	2,193	10,403
Materials	11	50	—	—	11	50
Telecommunications services	55	506	—	—	55	506

Total equity securities	6,369	61,709	3,590	28,497	9,959	90,206

Total investments in securities	$26,721	$1,182,894	$34,998	$328,469	$61,719	$1,511,363

	December 31, 2010
	Less than 12 months		12 Months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Fixed maturity securities
Bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$6,898	$195,634	$22	$878	$6,920	$196,512
Corporate debt securities	22,493	912,554	10,584	128,721	33,077	1,041,275
Residential mortgage-backed securities	579	57,160	2,819	64,798	3,398	121,958
Commercial mortgage-backed securities	—	—	17,758	13,583	17,758	13,583
Collateralized debt securities	—	—	327	5,465	327	5,465

Total bonds held-to-maturity	29,970	1,165,348	31,510	213,445	61,480	1,378,793

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	4	7,040	—	—	4	7,040
States of the U.S. and political subdivisions of the states	4,193	151,860	—	—	4,193	151,860
Corporate debt securities	8,378	249,240	18,209	159,227	26,587	408,467
Residential mortgage-backed securities	81	26,909	1,336	29,393	1,417	56,302
Collateralized debt securities	—	—	218	4,664	218	4,664

Total bonds available-for-sale	12,656	435,049	19,763	193,284	32,419	628,333

Total fixed maturity securities	42,626	1,600,397	51,273	406,729	93,899	2,007,126

Equity securities
Common stock
Consumer goods	440	25,333	612	19,419	1,052	44,752
Energy and utilities	642	7,093	291	1,289	933	8,382
Finance	1,217	7,954	354	11,204	1,571	19,158
Healthcare	813	14,927	841	5,523	1,654	20,450
Information technology	156	2,013	5	44	161	2,057
Telecommunications services	34	393	—	—	34	393

Total common stock	3,302	57,713	2,103	37,479	5,405	95,192
Preferred stock	231	6,133	36	4,464	267	10,597

Total equity securities	3,533	63,846	2,139	41,943	5,672	105,789

Total investments in securities	$46,159	$1,664,243	$53,412	$448,672	$99,571	$2,112,915

For all investment securities with an unrealized loss, including those in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an OTTI loss should be recorded. As of June 30, 2011, the securities with unrealized losses were not deemed to be other-than-temporarily impaired. Even though the duration of the unrealized losses on some of the securities exceeds one year, American National has no intent to sell and it is not more-likely-than-not that American National will be required to sell these securities prior to recovery. Recovery is expected in a reasonable period of time for equity securities.

Net investment income and realized investments gains (losses)
Net investment income and realized investments gains (losses) before federal income taxes are shown below (in thousands):

	Net Investment Income		Realized Investment Gains (Losses)		Net Investment Income		Realized Investment Gains (Losses)
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Bonds	$174,379	$163,211	$2,784	$6,853	$344,399	$325,299	$13,107	$16,552
Equity securities	7,491	6,081	6,278	3,867	13,407	12,128	18,814	10,019
Mortgage loans	54,976	41,949	—	—	102,707	81,842	—	—
Real estate	31,850	33,718	12,491	(123)	54,575	61,599	13,113	2,002
Options	(1,818)	(10,252)	—	—	5,297	(11,889)	—	—
Other invested assets	10,040	9,088	(77)	(23)	20,314	20,712	(77)	(54)

	276,918	243,795	21,476	10,574	540,699	489,691	44,957	28,519
Investment expenses	(26,746)	(32,014)	—	—	(51,455)	(59,808)	—	—
Increase in allowances	—	—	1,450	6,240	—	—	—	6,042

Total	$250,172	$211,781	$22,926	$16,814	$489,244	$429,883	$44,957	$34,561

Other-than-temporary impairments
The other-than-temporary impairments for the periods indicated are shown below (in thousands):

	Three months ended
	June 30,		Six months ended June 30,
	2011	2010	2011	2010

Equity securities	$—	$(1,505)	$—	$(2,750)

5. VARIABLE INTEREST ENTITIES
In the normal course of investment activities, American National and its wholly-owned subsidiaries, enter into various real estate partnership agreements. Generally, real estate partnership opportunities are presented to American National by a sponsor, with the significant activities being conducted on behalf of the sponsor. American National participates in the design of these entities, but in most cases American National’s involvement is limited to financing. Through analysis performed by American National, some of these partnerships have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. The total assets and liabilities relating to VIEs in which American National is the primary beneficiary and which are consolidated in American National’s financial statements for the periods indicated are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Investment real estate	$155,289	$156,441
Short-term investments	890	1,991
Cash and cash equivalents	3,954	1,164
Accrued investment income	1,920	2,035
Other receivables	14,275	16,524
Other assets	4,018	3,884

Total assets of consolidated VIEs	$180,346	$182,039

Notes payable	$58,436	$60,140
Other liabilities	1,769	3,499

Total liabilities of consolidated VIEs	$60,205	$63,639

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

	June 30, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure to	Carrying	Exposure to
	Amount	Loss	Amount	Loss

Investment in unconsolidated affiliates	$62,886	$62,886	$36,226	$36,226
Financial or other support was not provided to investees designated as VIEs in the form of liquidity arrangements, guarantees, and/or other commitments by third parties that may affect the fair value or risk of American National’s variable interest in the investees designated as VIEs as of June 30, 2011 or December 31, 2010.

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
The amount of commercial mortgage loans placed on nonaccrual status is shown in the table below (in thousands):

	June 30, 2011	December 31, 2010

Office	$8,436	$—
Retail	12,264	3,685

Total	$20,700	$3,685

The age analysis of past due commercial mortgage loans is shown in the table below (in thousands):

	June 30, 2011
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans

Office	$—	$—	$8,436	$8,436	$846,451	$854,887
Industrial	—	—	—	—	746,160	746,160
Retail	1,179	—	12,264	13,443	518,787	532,230
Other	—	—	—	—	639,963	639,963

Total	$1,179	$—	$20,700	$21,879	$2,751,361	$2,773,240

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans

Office	$—	$—	$—	$—	$798,651	$798,651
Industrial	—	—	—	—	858,241	858,241
Retail	8,579	—	3,685	12,264	456,983	469,247
Other	—	—	—	—	596,763	596,763

Total	$8,579	$—	$3,685	$12,264	$2,710,638	$2,722,902

Allowance for Credit Losses
Each loan is evaluated quarterly and placed in a watchlist if events occurred or circumstances exist that could indicate that American National will be unable to collect all amounts due according to the contractual terms of the loan. If, in evaluating loans for inclusion in the watchlist, sufficient analysis is performed to conclude that a loan is fully collectible, no allowance is required. All loans in the watchlist are then analyzed individually for impairment. Fair value is determined by estimating the present value of future cash flows or the fair value of the underlying collateral. Estimation techniques vary depending on the quality of available data, the type of collateral, and other factors. When the fair value analysis shows that all of the amounts due are not collectible, the difference between the estimated fair value and the loan balance is recorded as an allowance (a loss). The allowance is reviewed quarterly to determine whether further allowance is required, or whether recovery of the asset is assured and the allowance can be reduced.
Loans that are not evaluated individually for collectibility are segregated by collateral property-type and location and allowance factors are applied. These factors are developed annually, and reviewed quarterly based on our historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain property types and in certain regions based on loss experience or a blended historical loss factor.

The allowance for credit losses and recorded investment in commercial mortgage loans are shown in the table below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Allowance for credit losses:
December 31, 2010	$11,395	$2,393	$13,788
Charge-offs	—	(1,900)	(1,900)

June 30, 2011	$11,395	$493	$11,888

Mortgage Loans:
June 30, 2011	$2,522,069	$251,171	$2,773,240

December 31, 2010	$2,481,997	$240,905	$2,722,902

Impaired loans
Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that American National will be unable to collect all amounts due according to the contractual terms of the loan agreement. American National closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks are reviewed quarterly for purposes of establishing an allowance for credit losses and placing loans on non-accrual status as necessary. The allowance account for mortgage loans on real estate is maintained at a level believed adequate by management and reflects management’s best estimate of probable credit losses, including losses incurred at the reporting date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Loans are charged off as uncollectible only when the loan is forgiven by a legal agreement. Prior to charging off the loan, an allowance is recorded based on the estimated recoverable amount. Upon forgiveness, the allowance is reduced and the loan balance is reduced which results in no further gain or loss.
The detail of impaired loans with an allowance recorded by collateral property type is shown in the table below (in thousands):

Six months ended June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Retail	$6,679	$9,072	$493	$6,679	$—

Year ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Retail	$6,679	$9,072	$2,393	$7,573	$406

During the six months ended June 30, 2011, American National did not record interest income on impaired loans using a cash-basis method of accounting.

Credit Quality Indicators
The credit quality of the mortgage loan portfolio is assessed monthly to determine the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met. Retail loans classified as non-performing amounted to $12,264,000 as of June 30, 2011 and December 31, 2010. Office loans classified as non-performing amounted to $8,436,000 and $0 at June 30, 2011 and December 31, 2010, respectively. All other loans were classified as performing.
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
Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	June 30,	December 31,
	2011	2010

AAA	10.0%	10.0%
AA	10.4	10.2
A	38.1	37.0
BBB	37.0	37.2
BB and below	4.5	5.6

Total	100.0%	100.0%

Equity Securities
American National’s equity securities by market sector distribution are shown below:

	June 30,	December 31,
	2011	2010

Consumer goods	19.0%	20.7%
Financials	18.9	16.6
Energy and utilities	17.9	18.5
Information technology	15.3	16.3
Industrials	10.7	10.3
Healthcare	10.7	10.4
Communications	4.2	4.2
Materials	3.1	3.0
Government-sponsored	0.2	—

Total	100.0%	100.0%

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
Mortgage loans and investment real estate by property-type distribution are as follows:

	Mortgage Loans		Investment Real Estate
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010

Office buildings	30.9%	29.3%	22.9%	20.8%
Industrial	26.8	31.5	16.8	24.1
Shopping centers	19.2	17.3	39.2	35.6
Hotels and motels	12.0	12.5	2.2	2.0
Other	11.1	9.4	18.9	17.5

Total	100.0%	100.0%	100.0%	100.0%

Mortgage loans and investment real estate by geographic distribution are as follows:

	Mortgage Loans		Investment Real Estate
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010

West South Central	24.5%	23.0%	67.5%	61.2%
South Atlantic	20.7	19.3	11.2	18.4
East North Central	18.6	20.4	5.4	5.6
Pacific	9.9	9.4	2.4	2.2
Mountain	6.8	7.4	7.5	1.3
Middle Atlantic	6.0	6.2	—	—
East South Central	5.9	6.5	5.2	10.1
West North Central	4.0	4.1	0.8	1.2
New England	2.9	3.1	—	—
Other	0.7	0.6	—	—

Total	100.0%	100.0%	100.0%	100.0%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$20,819	$21,072	$23,117	$23,405
States of the U.S. and political subdivisions of the states	415,443	425,631	422,249	422,446
Foreign governments	29,032	34,211	29,020	33,930
Corporate debt securities	7,856,671	8,354,462	7,293,501	7,738,777
Residential mortgage-backed securities	761,888	798,971	661,516	691,820
Commercial mortgage-backed securities	31,340	20,285	31,340	13,582
Collateralized debt securities	7,151	6,194	8,562	8,315
Other debt securities	38,959	42,957	44,245	47,559

Total bonds held-to-maturity	9,161,303	9,703,783	8,513,550	8,979,834

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	7,351	7,351	13,907	13,907
States of the U.S. and political subdivisions of the states	609,935	609,935	594,112	594,112
Foreign governments	6,890	6,890	6,967	6,967
Corporate debt securities	3,422,638	3,422,638	3,201,569	3,201,569
Residential mortgage-backed securities	238,427	238,427	271,393	271,393
Collateralized debt securities	19,495	19,495	20,709	20,709
Other debt securities	15,169	15,169	14,956	14,956

Total bonds available-for-sale	4,319,905	4,319,905	4,123,613	4,123,613

Total fixed maturity securities	13,481,208	14,023,688	12,637,163	13,103,447

Equity securities
Common stock
Consumer goods	208,623	208,623	216,592	216,592
Energy and utilities	194,796	194,796	193,265	193,265
Finance	170,724	170,724	173,579	173,579
Healthcare	117,220	117,220	108,509	108,509
Industrials	116,614	116,614	107,505	107,505
Information technology	167,919	167,919	170,301	170,301
Materials	33,475	33,475	32,009	32,009
Telecommunication services	45,608	45,608	44,128	44,128
Preferred stock	40,417	40,417	36,867	36,867

Total equity securities	1,095,396	1,095,396	1,082,755	1,082,755

Options	71,525	71,525	66,716	66,716
Mortgage loans on real estate, net of allowance	2,734,625	2,801,562	2,679,909	2,703,674
Policy loans	386,715	386,715	380,505	380,505
Short-term investments	475,593	475,593	486,206	486,206
Separate account assets	785,700	785,700	780,563	780,563

Total financial assets	$19,030,762	$19,640,179	$18,113,817	$18,603,866

Financial liabilities:
Investment contracts	$9,361,605	9,361,605	$8,586,041	$8,586,041
Liability for embedded derivatives of equity-indexed annuities	65,025	65,025	59,644	59,644
Notes payable	58,436	58,436	60,140	60,140
Separate account liabilities	785,700	785,700	780,563	780,563

Total financial liabilities	$10,270,766	$10,270,766	$9,486,388	$9,486,388

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
Additionally, American National holds a small amount of fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturity securities, a quote from a broker (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate that the price is indicative only, American National includes these fair value estimates in Level 3. The pricing of certain private placement debt also includes significant non-observable inputs, the internally determined credit rating of the security, and an externally provided credit spread, and are classified in Level 3.
For public common and preferred stocks, American National receives prices from a nationally recognized pricing service that are based on observable market transactions and these securities are disclosed in Level 1. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, American National receives an estimate of fair value from the pricing service that provides fair value estimates for the fixed maturity securities. The service utilizes some of the same methodologies to price the preferred stocks as it does for the fixed maturity securities. These estimates for equity securities are disclosed in Level 2.
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

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of June 30, 2011 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$21,072	$—	$21,072	$—
States of the U.S. and political subdivisions of the states	425,631	—	425,493	138
Foreign governments	34,211	—	34,211	—
Corporate debt securities	8,354,462	—	8,296,996	57,466
Residential mortgage-backed securities	798,971	—	797,024	1,947
Commercial mortgage-backed securities	20,285	—	20,285	—
Collateralized debt securities	6,194	—	—	6,194
Other debt securities	42,957	—	42,957	—

Total bonds held-to-maturity	9,703,783	—	9,638,038	65,745

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	7,351	—	7,351	—
States of the U.S. and political subdivisions of the states	609,935	—	607,410	2,525
Foreign governments	6,890	—	6,890	—
Corporate debt securities	3,422,638	—	3,414,291	8,347
Residential mortgage-backed securities	238,427	—	238,420	7
Collateralized debt securities	19,495	—	19,233	262
Other debt securities	15,169	—	15,169	—

Total bonds available-for-sale	4,319,905	—	4,308,764	11,141

Total fixed maturity securities	14,023,688	—	13,946,802	76,886

Equity securities
Common stock
Consumer goods	208,623	208,623	—	—
Energy and utilities	194,796	194,796	—	—
Finance	170,724	170,724	—	—
Healthcare	117,220	117,220	—	—
Industrials	116,614	116,614	—	—
Information technology	167,919	167,919	—	—
Materials	33,475	33,475	—	—
Telecommunication services	45,608	45,608	—	—
Preferred stock	40,417	40,417	—

Total equity securities	1,095,396	1,095,396	—	—

Options	71,525	—	—	71,525
Mortgage loans on real estate	2,801,562	—	2,801,562	—
Short-term investments	475,593	—	475,593	—
Separate account assets	785,700	—	785,700	—

Total financial assets	$19,253,464	$1,095,396	$18,009,657	$148,411

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$65,025	$—	$—	$65,025
Separate account liabilities	785,700	—	785,700	—

Total financial liabilities	$850,725	$—	$785,700	$65,025

	Fair Value Measurement as of December 31, 2010 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Tota Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,405	$—	$23,405	$—
States of the U.S. and political subdivisions of the states	422,446	—	422,308	138
Foreign governments	33,930	—	33,930	—
Corporate debt securities	7,738,777	—	7,680,834	57,943
Residential mortgage-backed securities	691,820	—	689,487	2,333
Commercial mortgage-backed securities	13,582	—	13,582	—
Collateralized debt securities	8,315	—	—	8,315
Other debt securities	47,559	—	47,559	—

Total bonds held-to-maturity	8,979,834	—	8,911,105	68,729

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,907	—	13,907	—
States of the U.S. and political subdivisions of the states	594,112	—	591,587	2,525
Foreign governments	6,967	—	6,967	—
Corporate debt securities	3,201,569	—	3,182,625	18,944
Residential mortgage-backed securities	271,393	—	271,376	17
Collateralized debt securities	20,709	—	20,447	262
Other debt securities	14,956	—	14,956	—

Total bonds available-for-sale	4,123,613	—	4,101,865	21,748

Total fixed maturity securities	13,103,447	—	13,012,970	90,477

Equity securities
Common stock
Consumer goods	216,592	216,592	—	—
Energy and utilities	193,265	193,265	—	—
Finance	173,579	173,579	—	—
Healthcare	108,509	108,509	—	—
Industrials	107,505	107,505	—	—
Information technology	170,301	170,301	—	—
Materials	32,009	32,009	—	—
Telecommunication services	44,128	44,128	—	—
Preferred stock	36,867	36,867	—	—

Total equity securities	1,082,755	1,082,755	—	—

Options	66,716	—	—	66,716
Mortgage loans on real estate	2,703,674	—	2,703,674	—
Short-term investments	486,206	—	486,206	—
Separate account assets	780,563	—	780,563	—

Total financial assets	$18,223,361	$1,082,755	$16,983,413	$157,193

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$59,644	$—	$—	$59,644
Separate account liabilities	780,563	—	780,563	—

Total financial liabilities	$840,207	$—	$780,563	$59,644

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

			Liability for
	Investment		Embedded
	Securities	Options	Derivatives	Total

Balance at December 31, 2010	$90,477	$66,716	$(59,644)	$97,549
Total realized and unrealized investment gains/losses
Included in other comprehensive income	(258)	—	—	(258)
Net fair value change included in realized gains/losses	168	—	—	168
Net gain for derivatives included in net investment income	—	5,297	—	5,297
Net fair value change included in interest credited	—	—	(5,381)	(5,381)
Purchases and settlements/maturities
Purchases	12	8,876	—	8,888
Sales	(10,181)	—	—	(10,181)
Settlements/maturities	(3,332)	(9,364)	—	(12,696)

Balance at June 30, 2011	$76,886	$71,525	$(65,025)	$83,386

Balance at December 31, 2009	$36,966	$32,801	$(22,487)	$47,280
Total realized and unrealized investment gains/losses
Included in other comprehensive income	1,178	—	—	1,178
Net fair value change included in realized gains/losses	(17)	—	—	(17)
Net loss for derivatives included in net investment income	—	(11,889)	—	(11,889)
Net fair value change included in interest credited	—	—	(854)	(854)
Purchases and settlements/maturities
Purchases	50,141	23,465	—	73,606
Sales	(1,054)	—	—	(1,054)
Settlements/maturities	—	(3,033)	—	(3,033)
Gross transfers into Level 3	5,913	—	—	5,913
Gross transfers out of Level 3	(11,227)	—	—	(11,227)

Balance at June 30, 2010	$81,900	$41,344	$(23,341)	$99,903

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
There were no transfers between Level 1 and Level 2 fair value hierarchies.

9. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at December 31, 2010	$661,377	$446,996	$64,967	$145,086	$1,318,426

Additions	39,519	71,024	6,740	139,701	256,984
Amortization	(34,683)	(42,804)	(10,435)	(132,086)	(220,008)
Effect of change in unrealized gains/losses on available-for-sale securities	(3,310)	(18,165)	—	—	(21,475)

Net change	1,526	10,055	(3,695)	7,615	15,501

Balance at June 30, 2011	$662,903	$457,051	$61,272	$152,701	$1,333,927

Premiums for the six months ended:
June 30, 2011	$135,860	$51,600	$117,028	$567,162	$871,650

June 30, 2010	$138,318	$80,960	$136,265	$573,969	$929,512

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
10. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Liability for unpaid claims and claim adjustment expenses for accident and health, and property and casualty insurance are included in the liability for policy and contract claims in the consolidated statements of financial position and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liability for unpaid claims are estimated based upon American National’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of changes in such estimated liability are included in the consolidated results of operations in the period in which the changes occur.
Activities in the liability for unpaid claims and claim adjustment expenses (“claims”) are shown below (in thousands):

	2011	2010

Unpaid claims balance at January 1	$1,210,126	$1,214,996
Less reinsurance recoverables	222,635	252,502

Net beginning balance	987,491	962,494

Incurred claims related to:
Current	592,779	651,212
Prior years	(37,616)	(57,596)

Total incurred claims	555,163	593,616

Paid claims related to:
Current	323,021	332,629
Prior years	234,110	218,958

Total paid claims	557,131	551,587

Net balance	985,523	1,004,523
Plus reinsurance recoverables	285,889	246,783

Unpaid claims balance at June 30	$1,271,412	$1,251,306

The potential uncertainty caused by volatility in loss development profiles is adjusted through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and claims adjustment expenses attributable to insured events of prior years decreased by approximately $37,616,000 during the first six months of 2011 and $57,596,000 during the same period in 2010.
11. NOTES PAYABLE
American National’s real estate holding subsidiaries are partners in certain ventures determined to be VIEs, and are consolidated in American National’s consolidated financial statements. At June 30, 2011, the current portion and the long term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $0 and $58,436,000, respectively. At December 31, 2010, the current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $47,632,000 and $12,508,000, respectively. The long-term notes payable have interest rates equivalent to adjusted LIBOR plus 1.00% and 2.50% margins. The average interest rate on the long-term notes payable during the first six months of 2011 and 2010 was 3.15%, and will mature in 2012, 2016 and 2049. Each of these notes is secured by the real estate owned through the respective venture entity, and American National’s liability for these notes is limited to the amount of its investment in the respective venture, which totaled $21,526,000 at June 30, 2011 and $21,224,000 at December 31, 2010.
12. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate to the statutory federal income tax rate is shown below (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Income tax expense on pre-tax income	$13,347	35.0%	$9,734	35.0%	$35,303	35.0%	$24,563	35.0%
Tax-exempt investment income	(2,024)	(5.3)	(2,277)	(8.2)	(4,067)	(4.0)	(4,561)	(6.5)
Dividend exclusion	(1,440)	(3.8)	(1,357)	(4.9)	(2,704)	(2.7)	(2,848)	(4.1)
Miscellaneous tax credits, net	(2,129)	(5.6)	(1,843)	(6.6)	(4,129)	(4.1)	(3,577)	(5.1)
Other items, net	(2,923)	(7.6)	(950)	(3.4)	(2,674)	(2.7)	(254)	(0.3)

Total	$4,831	12.7%	$3,307	11.9%	$21,729	21.5%	$13,323	19.0%

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	June 30,	December 31,
	2011	2010
DEFERRED TAX ASSETS:
Investments, principally due to impairment losses	$100,578	$106,445
Investment in real estate and other invested assets principally due to investment valuation allowances	8,831	9,237
Policyholder funds, principally due to policy reserve discount	237,680	230,496
Policyholder funds, principally due to unearned premium reserve	33,488	31,840
Non-qualified pension	28,639	29,345
Participating policyholders’ surplus	33,312	31,180
Pension	39,123	37,759
Commissions and other expenses	15,422	13,870
Tax carryforwards	32,269	26,599
Other assets	555	—

Gross deferred tax assets	529,897	516,771

DEFERRED TAX LIABILITIES:
Available-for-sale securities, principally due to net unrealized gains	(226,025)	(195,840)
Investment in bonds, principally due to accrual of discount on bonds	(15,072)	(16,639)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(354,523)	(350,981)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(4,898)	(5,668)
Other liabilities	—	(1,380)

Gross deferred tax liabilities	(600,518)	(570,508)

Total net deferred tax asset (liability)	$(70,621)	$(53,737)

Management believes that a sufficient level of taxable income will be achieved to utilize the deferred tax assets of the companies in the consolidated federal tax return, therefore, no valuation allowance was recorded as of June 30, 2011 and December 31, 2010. However, if not utilized beforehand, approximately $32,269,000 in ordinary loss tax carryforwards will expire at the end of tax year 2030.
American National recognizes interest expense and penalties related to uncertain tax positions. Interest expense and penalties are included in the “Other operating expenses” line in the consolidated statements of operations. No interest expense was incurred for the six months ended June 30, 2011 and for the year ended December 31, 2010. Also, no provision for penalties was established for uncertain tax positions. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.
The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 to 2009 has either been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.
Approximately $34,441,000 in net federal income taxes were paid to the IRS during the six months ended June 30, 2011. Federal income taxes netting to approximately $26,852,000 were paid to the IRS during the same period in 2010.

13. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
The details on the unrealized gains and losses included in comprehensive income (loss), and the related tax effects thereon, are shown below (in thousands):

	Before Federal	Federal Income	Net of Federal
	Income Tax	Tax Expense	Income Tax
June 30, 2011
Total holding gains (losses) during the period	$106,854	$37,399	$69,455
Reclassification adjustment for net (gains) losses realized in net income	(20,526)	(7,214)	(13,312)

Unrealized gains (losses) on available-for-sale securities	86,328	30,185	56,143
Adjustment to deferred policy acquisition costs	(21,475)	(7,517)	(13,958)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest	(4,055)	(1,419)	(2,636)

Net unrealized gain (loss)	$60,798	$21,249	$39,549

June 30, 2010
Total holding gains (losses) during the period	$56,177	$19,662	$36,515
Reclassification adjustment for net (gains) losses realized in net income	(21,171)	(7,355)	(13,816)

Unrealized gains (losses) on available-for-sale securities	35,006	12,307	22,699
Adjustment to deferred policy acquisition costs	(39,480)	(13,816)	(25,664)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest	(1,628)	(570)	(1,058)

Net unrealized gain (loss)	$(6,102)	$(2,079)	$(4,023)

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30,	December 31,
	2011	2010
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	4,011,165	4,011,472
Restricted shares	261,334	261,334

Unrestricted outstanding shares	26,559,950	26,559,643

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
RS Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero, of which 261,334 shares are unvested. The compensation expense recorded for the three months and six months ended June 30, 2011 was $670,000 and $1,333,000, respectively. The compensation expense recorded for the three and six months ended June 30, 2010 was $667,000 and $1,340,000, respectively.

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the Black-Scholes option pricing model to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $13,000 and $17,000 at June 30, 2011 and December 31, 2010, respectively. Compensation income was recorded totaling $0 and $4,000 for the three and six months ended June 30, 2011, respectively. Compensation income was recorded totaling $1,138,000 and $1,583,000 for the three and six months ended June 30, 2010, respectively.
RSUs are awarded after achieving the objectives of a performance based incentive compensation plan. In 2011, RSUs were also awarded as part of the Board of Directors compensation. The RSUs vest after two or three years when they will be converted to American National’s common stock on a one for one basis. These awards result in compensation expense to American National over the vesting period. Compensation expense was $523,000 and $813,000 for the three and six months ended June 30, 2011, respectively. Compensation expense was $237,000 and $260,000 for the three and six months ended June 30, 2010, respectively.
SAR, RS and RSU information for the period indicated is shown below:

		SAR Weighted-		RS Weighted-		RSU Weighted-
		Average Grant		Average Grant		Average Grant
	SAR Shares	Date Fair Value	RS Shares	Date Fair Value	RS Units	Date Fair Value

Outstanding at December 31, 2010	144,727	$109.40	261,334	$102.98	9,419	$109.29

Granted	—	—	—	—	61,481	79.63
Exercised	(133)	—	—	—	(480)	79.63
Forfeited	(4,358)	115.63	—	—	(854)	86.47
Expired	(11,100)	103.11	—	—	—	—

Outstanding at June 30, 2011	129,136	109.77	261,334	102.98	69,566	83.56

The weighted-average contractual remaining life for the outstanding SAR shares as of June 30, 2011, is 4.0 years. The weighted-average exercise price, which is the same with the weighted-average grant date fair value above, for these shares is $109.77 per share. Of the shares outstanding, 93,557 are exercisable at a weighted-average exercise price of $108.65 per share.
The weighted-average contractual remaining life for the outstanding RS shares as of June 30, 2011, is 5.5 years. The weighted-average price at the date of grant for these shares is $102.98 per share. None of the shares outstanding were exercisable.
The weighted-average contractual remaining life for the outstanding RSUs as of June 30, 2011, is 2.5 years. The weighted-average price at the date of grant for these units is $83.56 per share. None of the outstanding units were exercisable.

Earnings (losses) per share
Basic earnings (losses) per share was calculated using a weighted-average number of shares outstanding of 26,559,821 and 26,558,832 at June 30, 2011 and 2010, respectively. The Restricted Stock resulted in diluted earnings per share as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Weighted average shares outstanding	26,559,950	26,558,832	26,559,821	26,558,832
Incremental shares from restricted stock	146,195	110,996	141,203	110,996

Total shares for diluted calculations	26,706,145	26,669,828	26,701,024	26,669,828

Net income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	$30,058,000	$24,844,000	$78,540,000	$59,399,000
Net income (loss) from discontinued operations	—	1,778,000	—	2,001,000

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$30,058,000	$26,622,000	$78,540,000	$61,400,000

Basic earnings (loss) per share from continued operations	$1.13	$0.93	$2.96	$2.24
Basic earnings (loss) per share from discontinued operations	—	$0.07	—	$0.07

Basic earnings (loss) per share	$1.13	$1.00	$2.96	$2.31

Diluted earnings (loss) per share from continued operations	$1.13	$0.93	$2.94	$2.23
Diluted earnings (loss) per share from discontinued operations	—	0.07	—	0.07

Diluted earnings (loss) per share	$1.13	$1.00	$2.94	$2.30

Dividends
American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity determined on a GAAP basis over that determined on a statutory basis. American National Insurance Company’s statutory capital and surplus was $1,994,645,000 at June 30, 2011 and $1,954,149,000 at December 31, 2010.
The same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by the parent company from its non-insurance subsidiaries was zero for the three and six months ended June 30, 2011 and 2010.
At June 30, 2011, approximately $1,392,437,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to approximately $1,396,736,000 at December 31, 2010. Any transfer of these net assets to American National would be subject to statutory restrictions or approval.
Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. County Mutual has a management agreement, which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interests that the policyholders of County Mutual have in the financial position of County Mutual is reflected as noncontrolling interest totaling $6,750,000 at June 30, 2011 and December 31, 2010.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership to certain of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a deficit of $14,339,000 and $2,708,000 at June 30, 2011 and December 31, 2010, respectively.

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
The accounting policies of the segments are the same as those referred to in Note 2. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•	Recurring income from bonds and mortgage loans is allocated based on the funds accumulated by each line of business at the average yield available from these assets.
•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of equity allocated to each segment, with the remainder recorded in the Corporate and Other business segment.
•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.
•	Realized gains or losses on investments and equity in earnings of unconsolidated affiliates are allocated to the Corporate and Other business segment.
•	Federal income taxes have been applied to the net earnings of each insurance segment based on a fixed tax rate. Any difference between the amount allocated to the insurance segments and the total federal income tax is allocated to the Corporate and Other business segment.
Beginning in 2011, American National discontinued the allocation of a “default charge” to its segments to improve the comparability for measuring business results between segments and between periods. This default charge represented compensation to the Corporate and Other business segment for the risk it assumed for realized investment losses through a charge to the insurance segments. This reduced the amount of net investment income allocated to those insurance segments. Net investment income of each business segment in the prior year was reclassified to be comparable with the current year’s measurement basis.

The following tables summarize results of operations by operating segments (in thousands):

	Three months ended June 30, 2011
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$69,474	$32,110	$58,384	$275,848	$—	$435,816
Other policy revenues	42,068	4,311	—	—	—	46,379
Net investment income	60,411	144,439	3,425	18,312	23,585	250,172
Other income	898	(43)	3,603	1,556	1,107	7,121

Total operating revenues	172,851	180,817	65,412	295,716	24,692	739,488
Realized gains (losses)on investments	—	—	—	—	22,926	22,926

Total premium and other revenues	172,851	180,817	65,412	295,716	47,618	762,414

Benefits, losses and expenses:
Policyholder benefits	79,854	42,837	—	—	—	122,691
Claims incurred	—	—	39,466	254,431	—	293,897
Interest credited to policyholders’ account balances	15,080	84,059	—	—	—	99,139
Commissions for acquiring and servicing policies	22,921	29,576	7,100	59,803	3	119,403
Other operating expenses	46,139	13,475	12,419	31,154	9,874	113,061
Change in deferred policy acquisition costs	(2,287)	(15,603)	1,362	(7,383)	—	(23,911)

Total benefits, losses and expenses	161,707	154,344	60,347	338,005	9,877	724,280

Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates	$11,144	$26,473	$5,065	$(42,289)	$37,741	$38,134

	Three months ended June 30, 2010
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$68,873	$40,608	$67,841	$287,497	$—	$464,819
Other policy revenues	42,690	4,038	—	—	—	46,728
Net investment income	58,421	119,177	3,963	18,494	11,726	211,781
Other income	953	85	2,954	1,857	1,662	7,511

Total operating revenues	170,937	163,908	74,758	307,848	13,388	730,839
Realized gains (losses) on investments	—	—	—	—	15,309	15,309

Total premiums and other revenues	170,937	163,908	74,758	307,848	28,697	746,148

Benefits, losses and expenses:
Policyholder benefits	74,468	50,442	—	—	—	124,910
Claims incurred	—	—	45,351	258,014	—	303,365
Interest credited to policyholders’ account balances	13,302	66,222	—	—	—	79,524
Commissions for acquiring and servicing policies	23,954	26,456	9,362	56,126	2	115,900
Other operating expenses	42,983	17,804	12,973	32,604	6,401	112,765
Change in deferred policy acquisition costs	(1,534)	(14,683)	981	(2,890)	—	(18,126)

Total benefits, losses and expenses	153,173	146,241	68,667	343,854	6,403	718,338

Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates	$17,764	$17,667	$6,091	$(36,006)	$22,294	$27,810

	Six months ended June 30, 2011
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$135,860	$51,600	$117,028	$567,162	$—	$871,650
Other policy revenues	86,911	8,599	—	—	—	95,510
Net investment income	119,493	292,324	6,841	36,378	34,208	489,244
Other income	1,698	121	6,520	3,500	1,675	13,514

Total operating revenues	343,962	352,644	130,389	607,040	35,883	1,469,918
Realized gains (losses) on investments	—	—	—	—	44,957	44,957

Total premium and other revenues	343,962	352,644	130,389	607,040	80,840	1,514,875

Benefits, losses and expenses:
Policyholder benefits	156,541	72,810	—	—	—	229,351
Claims incurred	—	—	81,073	469,942	—	551,015
Interest credited to policyholders’ account balances	30,136	175,394	—	—	—	205,530
Commissions for acquiring and servicing policies	43,783	59,549	13,566	112,725	6	229,629
Other operating expenses	86,682	41,036	23,996	61,892	21,854	235,460
Change in deferred policy acquisition costs	(4,836)	(28,220)	3,695	(7,615)	—	(36,976)

Total benefits, losses and expenses	312,306	320,569	122,330	636,944	21,860	1,414,009

Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates	$31,656	$32,075	$8,059	$(29,904)	$58,980	$100,866

	Six months ended June 30, 2010
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$138,318	$80,960	$136,265	$573,969	$—	$929,512
Other policy revenues	83,776	7,948	—	—	—	91,724
Net investment income	117,306	244,285	8,017	37,345	22,930	429,883
Other income	1,790	161	5,290	3,895	2,290	13,426

Total operating revenues	341,190	333,354	149,572	615,209	25,220	1,464,545
Realized gains (losses) on investments	—	—	—	—	31,811	31,811

Total premium and other revenues	341,190	333,354	149,572	615,209	57,031	1,496,356

Benefits, losses and expenses:
Policyholder benefits	147,006	98,137	—	—	—	245,143
Claims incurred	—	—	98,190	493,217	—	591,407
Interest credited to policyholders’ account balances	27,994	145,892	—	—	—	173,886
Commissions for acquiring and servicing policies	43,662	51,149	19,115	108,848	3	222,777
Other operating expenses	86,375	33,884	25,112	63,270	17,332	225,973
Change in deferred policy acquisition costs	(4,144)	(28,940)	2,893	(2,818)	—	(33,009)

Total benefits, losses and expenses	300,893	300,122	145,310	662,517	17,335	1,426,177

Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates	$40,297	$33,232	$4,262	$(47,308)	$39,696	$70,179

16. COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of operations, American National and its subsidiaries had commitments outstanding at June 30, 2011, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $273,264,000, of which $264,790,000 is expected to be funded in 2011. The remaining balance of $8,474,000 will be funded in 2012 and beyond. As of June 30, 2011, all of the mortgage loan commitments have fixed interest rates.
In September 2010, American National renewed a 365-day $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding American National’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2011 and December 31, 2010 the outstanding letters of credit were $33,759,000 and $37,452,000, respectively, and there were no borrowings on this facility to meet working capital requirements.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2011, was approximately $206,513,000 while the total cash value of the related life insurance policies was approximately $207,821,000.
Litigation
As previously disclosed, American National negotiated a settlement agreement with Plaintiff in a putative class action lawsuit, Rand v. American National Insurance Company (U.S. District Court for the Northern District of California, filed February 12, 2009). During the quarter ended March 31, 2011, American National reserved $12,000,000 for this settlement agreement. The Court has reviewed the settlement agreement terms and entered an Order of Preliminary Approval and ordered notice to go to the parties. The Court is expected to hold a final approval hearing in the fall of 2011. In the event final approval is not granted, American National believes that it has meritorious defenses to this lawsuit; however, no prediction can be made as to the probability or remoteness of any recovery against American National.
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

17. DISCONTINUED OPERATIONS
On December 31, 2010, American National sold its wholly-owned broker-dealer subsidiary, Securities Management & Research, Inc. (“SM&R”), to a third-party financial services corporation. The sale qualified for discontinued operations accounting and accordingly, the results of operations for this subsidiary are presented as discontinued operations in American National’s consolidated statements of operations for the three and six months ended June 30, 2010. SM&R had previously been a component of the Corporate and Other business segment.
The following table summarizes income from discontinued operations:

	Three months	Six months
	ended June 30,	ended June 30,
	2010	2010
Revenues:
Net investment income	$36	$145
Realized investment gains (losses)	2,935	2,930
Other Income	3,058	6,507

Total revenues	6,029	9,582

Expenses
Other operating costs	3,297	6,550

Total expenses	3,297	6,550

Income (loss) from discontinued operations before federal income tax	2,732	3,032

Income tax expense (benefit)	954	1,031

Income (loss) from discontinued operations, net of tax	$1,778	$2,001

Cash flows related to discontinued operations have been combined with cash flows from continuing operations within each category of the consolidated statements of cash flows, the effect of which is immaterial to all periods presented.

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

				Amount due to/(from)
		Dollar Amount of Transactions		American National
		Six months ended June 30,		June 30,	December 31,
Related Party	Financial Statement Line Impacted	2011	2010	2011	2010

Gal-Tex Hotel Corporation	Mortgage loans on real estate	$488	$454	$10,463	$10,951
Gal-Tex Hotel Corporation	Net investment income	390	424	63	66
Gal-Tex Hotel Corporation	Other operating expenses	132	131	25	21
Gal-Tex Hotel Corporation	Accident and health premiums	30	48	15	56
Moody Insurance Group, Inc.	Commissions for acquiring and servicing policies	1,092	1,392	(818)	(7,173)
Moody Insurance Group, Inc.	Other operating expenses	32	70	—	—
National Western Life Ins. Co.	Accident and health premiums	102	76	14	14
National Western Life Ins. Co.	Other operating expenses	789	738	(68)	(71)
Moody Foundation	Accident and health premiums	151	152	8	7
Greer, Herz and Adams, LLP	Other operating expenses	2,026	5,849	434	251
Information Regarding Related Parties and Transactions
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation (“Gal-Tex”). The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National. American National held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $10,463,000 as of June 30, 2011, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.
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
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six months ended June 30, 2011 and 2010 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). Such information should be read in conjunction with our consolidated unaudited financial statements included in Item 1, Financial Statements, of this Form 10-Q.

Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important risks and uncertainties that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
•	domestic and international economic and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
•	differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns, and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes;
•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life or property;
•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses;
•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
•	investment losses and defaults;
•	competition in our product lines;
•	attraction and retention of qualified employees and agents;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	the availability, affordability and adequacy of reinsurance protection;
•	the effects of emerging claim and coverage issues;
•	the cyclical nature of the insurance business;
•	the effects of inflation on claim payments in our property and casualty and health lines;
•	interest rate fluctuations;
•	changes in our experiences related to deferred policy acquisition costs;
•	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
•	changes in our financial strength ratings;
•	domestic or international military actions;
•	the effects of extensive government regulation of the insurance industry;
•	changes in tax and securities law;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
•	regulatory or legislative changes or developments;
•	the effects of unanticipated events on our disaster recovery and business continuity planning;
•	failures or limitations of our computer, data security and administration systems;
•	risks of employee error or misconduct;
•	the introduction of alternative healthcare solutions; and
•	changes in assumptions for retirement expense.
We describe these risks and uncertainties in detail in Item IA, Risk Factors, in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011. It has never been a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.

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
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For discussions of our segment results, see the “Results of Operations and Related Information by Segment” section. The following table sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Premiums	$435,816	$464,819	$(29,003)	$871,650	$929,512	$(57,862)
Other policy revenues	46,379	46,728	(349)	95,510	91,724	3,786
Net investment income	250,172	211,781	38,391	489,244	429,883	59,361
Realized investments gains, net	22,926	15,309	7,617	44,957	31,811	13,146
Other income	7,121	7,511	(390)	13,514	13,426	88

Total premiums and other revenues	762,414	746,148	16,266	1,514,875	1,496,356	18,519

Benefits, losses and expenses:
Policyholder benefits	122,691	124,910	(2,219)	229,351	245,143	(15,792)
Claims incurred	293,897	303,365	(9,468)	551,015	591,407	(40,392)
Interest credited to policyholders’ account balances	99,139	79,524	19,615	205,530	173,886	31,644
Commissions for acquiring and servicing policies	119,403	115,900	3,503	229,629	222,777	6,852
Other operating expenses	113,061	112,765	296	235,460	225,973	9,487
Change in deferred policy acquisition costs (1)	(23,911)	(18,126)	(5,785)	(36,976)	(33,009)	(3,967)

Total benefits and expenses	724,280	718,338	5,942	1,414,009	1,426,177	(12,168)

Income before other items and federal income taxes	$38,134	$27,810	$10,324	$100,866	$70,179	$30,687

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Consolidated earnings increased during the three and six months ended June 30, 2011 compared to 2010. The increase was primarily driven by an improved property and casualty segment results, an increase in net investment income greater than the increase in interest credited to policyholders’ account balances and an increase in net realized investment gains. The increases were partially offset by a decrease in premiums.
In the Consolidated Results of Operations above and in the segment discussions that follow, certain amounts in the prior year have been reclassified to conform to current year presentation. See Note 15, Segment Information, of the Notes to the Unaudited Consolidated Financial Statements.

Results of Operations and Related Information by Segment
Life
The Life segment markets traditional life insurance products such as whole and term life, and interest-sensitive life insurance products such as universal life and variable universal life as well as indexed universal life. These products are marketed on a nationwide basis through employee agents, multiple-line agents, independent agents, brokers and direct marketing channels. Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Premiums	$69,474	$68,873	$601	$135,860	$138,318	$(2,458)
Other policy revenues	42,068	42,690	(622)	86,911	83,776	3,135
Net investment income	60,411	58,421	1,990	119,493	117,306	2,187
Other income	898	953	(55)	1,698	1,790	(92)

Total premiums and other revenues	172,851	170,937	1,914	343,962	341,190	2,772

Benefits, losses and expenses:
Policyholder benefits	79,854	74,468	5,386	156,541	147,006	9,535
Interest credited to policyholders’ account balances	15,080	13,302	1,778	30,136	27,994	2,142
Commissions for acquiring and servicing policies	22,921	23,954	(1,033)	43,783	43,662	121
Other operating expenses	46,139	42,983	3,156	86,682	86,375	307
Change in deferred policy acquisition costs (1)	(2,287)	(1,534)	(753)	(4,836)	(4,144)	(692)

Total benefits and expenses	161,707	153,173	8,534	312,306	300,893	11,413

Income before other items and federal income taxes	$11,144	$17,764	$(6,620)	$31,656	$40,297	$(8,641)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
For the three and six months ended June 30, 2011, earnings decreased compared to the same periods in 2010. The overall decreases were primarily attributable to an increase in policyholder benefits. The decrease during the six-month period was partially offset by an increase in other policy revenues.
Premiums and other revenues
Changes in premiums are primarily driven by new sales during the period and the persistency of in-force policies. Premiums were relatively flat in the three and six months ended June 30, 2011.
Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase during the six-month period was primarily driven by growth in total mortality charges, as well as an increase in terminations during the first quarter, resulting in additional surrender charges and related fees.
Benefits, losses and expenses
Policyholder benefits increased for the three and six months ended June 30, 2011 compared to 2010. The increases were the result of higher mortality cost net of reinsurance.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change

Acquisition cost capitalized	$19,130	$20,050	$(920)	$39,519	$38,148	$1,371
Amortization of DAC	(16,843)	(18,516)	1,673	(34,683)	(34,004)	(679)

Change in deferred policy acquisition costs (1)	$2,287	$1,534	$753	$4,836	$4,144	$692

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Policy In-Force Information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	Six months ended June 30,
	2011	2010	Change

Life insurance in-force
Traditional life	$46,519,820	$45,656,727	$863,093
Interest-sensitive life	23,685,084	24,042,637	(357,553)

Total life insurance in-force	$70,204,904	$69,699,364	$505,540

The following table summarizes changes in the Life segment’s number of policies in-force:

	Six months ended June 30,
	2011	2010	Change

Number of policies in-force
Traditional life	2,234,613	2,311,928	(77,315)
Interest-sensitive life	176,775	175,560	1,215

Total number of policies	2,411,388	2,487,488	(76,100)

There was an increase in total life insurance in-force for the six months ended June 30, 2011 when compared to 2010. The increase to our traditional life products is believed to be the result of consumers seeking contract guarantees due to the economic environment in recent years. This increase was partially offset by a decrease in our interest-sensitive life policies as the result of lower prevailing interest rates.
The decrease in our policy count is attributable to surrenders and lapses, as well as new business activity being comprised of fewer, but larger face-value policies.

Annuity
We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, multiple-line and employee agents. Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Premiums	$32,110	$40,608	$(8,498)	$51,600	$80,960	$(29,360)
Other policy revenues	4,311	4,038	273	8,599	7,948	651
Net investment income	144,439	119,177	25,262	292,324	244,285	48,039
Other income	(43)	85	(128)	121	161	(40)

Total premiums and other revenues	180,817	163,908	16,909	352,644	333,354	19,290

Benefits, losses and expenses:
Policyholder benefits	42,837	50,442	(7,605)	72,810	98,137	(25,327)
Interest credited to policyholders’ account balances	84,059	66,222	17,837	175,394	145,892	29,502
Commissions for acquiring and servicing policies	29,576	26,456	3,120	59,549	51,149	8,400
Other operating expenses	13,475	17,804	(4,329)	41,036	33,884	7,152
Change in deferred policy acquisition costs (1)	(15,603)	(14,683)	(920)	(28,220)	(28,940)	720

Total benefits and expenses	154,344	146,241	8,103	320,569	300,122	20,447

Income before other items and federal income taxes	$26,473	$17,667	$8,806	$32,075	$33,232	$(1,157)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Earnings increased for the three months ended June 30, 2011 compared to 2010 primarily as the result of the growth in net investment income outpacing the growth in interest credited to policyholders’ account balances.
Earnings decreased for the six months ended June 30, 2011 compared to 2010 primarily as the result of an increase in other operating expenses. The decrease was partially offset by the growth in net investment income outpacing the growth in interest credited to policyholders’ account balances. The increase in other operating expenses was primarily the result of an accrual for a previously disclosed litigation matter. For additional information, see Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements. Without this accrual, earnings would have increased $10.8 million compared to the first six months of 2010.
Premiums and other revenues
Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change

Fixed deferred annuity	$483,259	$256,117	$227,142	$1,031,605	$446,392	$585,213
Single premium immediate annuity	48,797	41,801	6,996	82,607	82,775	(168)
Equity-indexed deferred annuity	42,959	124,791	(81,832)	76,653	248,955	(172,302)
Variable deferred annuity	19,835	22,677	(2,842)	46,114	48,304	(2,190)

Total	594,850	445,386	149,464	1,236,979	826,426	410,553
Less: policy deposits	562,740	404,778	157,962	1,185,379	745,466	439,913

Total earned premiums	$32,110	$40,608	$(8,498)	$51,600	$80,960	$(29,360)

Fixed deferred annuity deposits increased significantly for the three and six months ended June 30, 2011 compared to 2010. The increase was primarily a result of our marketing efforts to expand bank distribution through the development of new accounts. In addition, continued depressed interest rates help make our fixed deferred annuity rates more attractive relative to other competing financial products.
Equity-indexed annuities allow policyholders to participate in equity returns while also having certain downside protection resulting from guaranteed minimum crediting rates. Deposits for this product decreased during the three and six months ended June 30, 2011 as compared to the same period in 2010. This decrease was primarily due to lower fixed investment yields resulting in lower declared indexed crediting terms.

Net investment income, a key component of the Annuity segment profitability, increased for the three and six months ended June 30, 2011 compared to 2010. The increase was mainly attributed to a 12.3% and 11.4% increase in the assets backing the in-force fixed deferred annuity account balances in the three and six-month periods, respectively. Net investment income resulting from options added $8.4 million and $17.2 million to the three and six-month increases, respectively.
Benefits, losses and expenses
Policyholder benefits consist primarily of reserve increases and benefit payments on single premium immediate annuity contracts. The changes in this expense are in line with the changes in total earned premiums in the current and comparable periods.
Interest credited to policyholders’ account balances increased for the three and six months ended June 30, 2011 compared to the same period during 2010. These increases were primarily the result of the previously mentioned increases in the assets backing our annuity products. Refer to the “Options and Derivatives” discussion for further analysis of these results.
Commissions increased for the six months ended June 30, 2011 compared to 2010 primarily due to the increase in annuity deposits during the period.
Other operating expenses increased during the six months ended June 30, 2011 compared to 2010 primarily as the result of an accrual related to the previously disclosed litigation matter. Without this accrual, other operating expenses would have decreased $4.8 million.
The change in DAC represents acquisition costs capitalized, net of amortization of existing DAC. The amortization of DAC is calculated in proportion to gross profits. The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change

Acquisition cost capitalized	$35,487	$32,251	$3,236	$71,024	$63,405	$7,619
Amortization of DAC	(19,884)	(17,568)	(2,316)	$(42,804)	(34,465)	(8,339)

Change in deferred policy acquisition costs (1)	$15,603	$14,683	$920	$28,220	$28,940	$(720)

(1)	A positive amount of net change indicates more expense was deferred than amortized and is a decrease to expense in the periods indicated.
The increases in acquisition costs capitalized during the three and six months ended June 30, 2011 as compared to the same periods in 2010, were the result of higher premium and deposit inflows and related commissions during 2011 as compared to 2010.
An important measure of the Annuity segment is the amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the three and six months ended June 30, 2011, was 36.8%, and 41.0%, respectively, compared to 37.3% and 38.7%, respectively, for the same periods in 2010. The increases in the ratios were primarily driven by the increase in surrenders during the first six months of 2011 compared to 2010.

We utilize equity options as a means to hedge equity-indexed deferred annuity benefits. Equity-indexed deferred annuities include a fixed host annuity contract and an embedded equity derivative. Interest credited to policyholders’ account balances is generally comprised of interest accruals to fixed deferred annuity account balances. In addition to the accrual of interest on the host contract, the gain or loss on the embedded equity derivative is also recognized as interest credited to policyholders’ account balances for equity-indexed deferred annuities. Embedded derivative gains and losses can introduce material fluctuations in interest credited from one period to the next.
The profits on fixed deferred annuity contracts are driven by interest spreads and, to a lesser extent, other policy fees. When determining crediting rates for fixed deferred annuities, management considers current investment yields in setting new money crediting rates and looks at average portfolio yields when setting renewal rates. Management also takes into account target spreads established by pricing models while factoring in price levels needed to maintain a competitive position. Target interest spreads vary by product depending on specific attributes.
Options and Derivatives
Shown below is the analysis of net investment income without equity options along with the related option returns, and interest credited to policyholders’ account balances without equity-indexed deferred annuities along with the related equity-indexed deferred annuities gain (loss) (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Net investment income
Without options	$147,187	$129,429	$17,758	$287,957	$256,174	$31,783
Option returns	(1,818)	(10,252)	8,434	5,297	(11,889)	17,186

Interest credited to policy account balances
Without equity-indexed deferred annuities	82,622	73,135	9,487	162,996	149,090	13,906
Equity-indexed deferred annuities	1,812	(6,913)	8,725	12,398	(3,198)	15,596
Net investment income without option returns, as well as the related interest credited to policyholders’ account balances without equity-indexed deferred annuities, increased during the three and six months ended June 30, 2011, compared to the same periods in 2010. The increases were due to sales of our annuity products which resulted in an overall increase in the investment asset base of 12.3% and 11.4% during the three and six months ended June 30, 2011, respectively.
Net investment income with option returns, as well as the related equity-indexed deferred annuity gain (loss), increased during the three and six months ended June 30, 2011 as compared to the same periods in 2010. The increases were due to the improved performance of the S&P 500 Index during the three and six months ended June 30, 2011 as compared to the deterioration during the same periods in 2010.

Account Values
We monitor account values and changes in those values as key indicators of the performance of our Annuity segment. Changes in account values may result from net inflows, surrenders, policy fees, interest credited and market value changes. Account values and reserves of our annuity products increased during the first six months of 2011 compared to the same period in 2010, primarily as the result of new deposits and interest credited. Shown below are the changes in account values (in thousands):

	Six months ended June 30,
	2011	2010
Fixed deferred annuity:
Account value, beginning of period	$9,006,692	$8,151,366
Net inflows	504,751	262,074
Fees	(6,109)	(5,483)
Interest credited	175,929	148,062

Account value, end of period	$9,681,263	$8,556,019

Variable deferred annuity:
Account value, beginning of period	$415,757	$400,624
Net outflows	(17,151)	(1,018)
Fees	(2,463)	(2,409)
Change in market value and other	16,171	(11,639)

Account value, end of period	$412,314	$385,558

Single premium immediate annuity:
Reserve, beginning of period	$903,126	$820,295
Net inflows	19,400	17,094
Interest and mortality	21,284	20,936

Reserve, end of period	$943,810	$858,325

Health
The Health segment primarily focuses on supplemental and limited benefit coverage products including Medicare Supplement insurance for the aged population as well as hospital surgical and cancer policies for the general population. In 2011, premium volume was concentrated in our Medicare Supplement (43.9%) and medical expense (21.6%) lines. Our other health products include credit accident and health policies, stop loss, and dental coverage. Health products are distributed through a network of independent agents and Managing General Underwriters (“MGU”). Health segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Premiums	$58,384	$67,841	$(9,457)	$117,028	$136,265	$(19,237)
Net investment income	3,425	3,963	(538)	6,841	8,017	(1,176)
Other income	3,603	2,954	649	6,520	5,290	1,230

Total premiums and other revenues	65,412	74,758	(9,346)	130,389	149,572	(19,183)

Benefits, losses and expenses:
Claims incurred	39,466	45,351	(5,885)	81,073	98,190	(17,117)
Commissions for acquiring and servicing policies	7,100	9,362	(2,262)	13,566	19,115	(5,549)
Other operating expenses	12,419	12,973	(554)	23,996	25,112	(1,116)
Change in deferred policy acquisition costs (1)	1,362	981	381	3,695	2,893	802

Total benefits and expenses	60,347	68,667	(8,320)	122,330	145,310	(22,980)

Income before other items and federal income taxes	$5,065	$6,091	$(1,026)	$8,059	$4,262	$3,797

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Earnings for the three months ended June 30, 2011 remained relatively flat compared to 2010. Earnings improved for the six months ended June 30, 2011 compared to 2010, primarily due to a reduction in claims incurred and a decrease in commissions partially offset by a decrease in premiums.
Premiums and other revenues
Health premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Premiums		Premiums		Premiums		Premiums
	dollars	percentage	dollars	percentage	dollars	percentage	dollars	percentage

Medicare Supplement	$25,231	43.2%	$29,731	43.8	$51,331	43.9%	$60,122	44.1%
Medical expense	11,955	20.4	17,587	25.9	25,239	21.6	36,461	26.7
Group	8,619	14.8	7,203	10.6	15,715	13.4	14,302	10.5
Credit accident and health	5,015	8.6	5,421	8.0	10,157	8.7	10,843	8.0
MGU	3,485	6.0	3,573	5.3	6,473	5.5	5,747	4.2
All other	4,079	7.0	4,326	6.4	8,113	6.9	8,790	6.5

Total	$58,384	100.0%	$67,841	100.0%	$117,028	100.0%	$136,265	100.0%

Earned premiums decreased during the three and six months ended June 30, 2011 compared to 2010, primarily due to the discontinuation of sales of our medical expense insurance plans effective June 30, 2010. Additionally sales of our Medicare Supplement product decreased.

Our in-force certificates or policies as of the dates indicated are as follows:

	June 30,
	2011		2010
	number	percentage	number	percentage

Medicare Supplement	43,783	7.1%	54,198	8.9%
Medical expense	9,040	1.5	14,692	2.4
Group	16,687	2.7	13,504	2.2
Credit accident and health	283,533	45.8	298,897	49.0
MGU	119,264	19.3	71,377	11.7
All other	146,773	23.7	157,468	25.8

Total	619,080	100.0%	610,136	100.0%

Our total in-force policies had a net increase during the six months ended June 30, 2011 compared to 2010, primarily due to an increase in MGU production.
Benefits, losses and expenses
Claims incurred decreased during the three and six months ended June 30, 2011 compared to the same periods in 2010. The decrease was primarily due to the discontinuance of sales of our medical expense insurance plans as well as the decrease in sales of our Medicare Supplement products.
Commissions decreased for the three and six months ended June 30, 2011 as compared to the same period in 2010, consistent with lower premiums.
The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change

Acquisition cost capitalized	$3,721	$4,978	$(1,257)	$6,740	$9,320	$(2,580)
Amortization of DAC	(5,083)	(5,959)	876	(10,435)	(12,213)	1,778

Change in deferred policy acquisition costs (1)	$(1,362)	$(981)	$(381)	$(3,695)	$(2,893)	$(802)

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.
Acquisition cost capitalized decreased for the three and six months ended June 30, 2011 as compared to the same period in 2010, primarily due to the decrease in sales.

Property and Casualty
Property and Casualty business is written through our Multiple-Line and Credit Insurance Division agents. Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Net premiums written	$294,526	$304,663	$(10,137)	$584,787	$600,656	$(15,869)

Net premiums earned	$275,848	$287,497	$(11,649)	$567,162	$573,969	$(6,807)
Net investment income	18,312	18,494	(182)	36,378	37,345	(967)
Other income	1,556	1,857	(301)	3,500	3,895	(395)

Total premiums and other revenues	295,716	307,848	(12,132)	607,040	615,209	(8,169)

Benefits, losses and expenses:
Claims incurred	254,431	258,014	(3,583)	469,942	493,217	(23,275)
Commissions for acquiring and servicing policies	59,803	56,126	3,677	112,725	108,848	3,877
Other operating expenses	31,154	32,604	(1,450)	61,892	63,270	(1,378)
Change in deferred policy acquisition costs (1)	(7,383)	(2,890)	(4,493)	(7,615)	(2,818)	(4,797)

Total benefits and expenses	338,005	343,854	(5,849)	636,944	662,517	(25,573)

Loss before other items and federal income taxes	$(42,289)	$(36,006)	$(6,283)	$(29,904)	$(47,308)	$17,404

Loss ratio	92.2%	89.7%	2.5	82.9%	85.9%	(3.0)
Underwriting expense ratio	30.3	29.9	0.4	29.4	29.5	(0.1)

Combined ratio	122.5%	119.6%	2.9	112.3%	115.4%	(3.1)

Gross catastrophe losses	$152,918	$78,335	$74,583	$189,954	$119,660	$70,294
Net catastrophe losses	62,802	57,990	4,812	90,830	97,019	(6,189)

Effect of net catastrophe losses on the combined ratio	27.0	21.2	5.8	18.2	17.4	0.8

Combined ratio without net catastrophe losses	95.5%	98.4%	(2.9)	94.1%	98.0%	(3.9)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
The Property and Casualty segment results deteriorated during the three months ended June 30, 2011 compared to 2010, primarily due to severe weather events. Through the six months ended June 30, 2011 results improved compared to 2010. This improvement is primarily due to rate increases and changes to our reinsurance programs.
Premiums and other revenues
Net premiums written and earned decreased primarily due to an increase in our catastrophe reinsurance reinstatement premium as the result of higher catastrophe reinsurance recoveries in 2011 compared to 2010. During the three and six months ended June 30, 2011 our catastrophe reinstatement premium increased by $9.3 million and $10.2 million, respectively, over the same periods in 2010. Without the increase in reinstatement premium, written and earned premiums would have remained relatively flat.
Benefits, losses and expenses
Claims incurred include losses and loss adjustment expenses (“LAE”) on property and casualty policies. Claims incurred decreased during the three and six months ended June 30, 2011 compared to 2010. The three-month decrease was driven primarily by decreases in our commercial auto, other commercial and credit-related property products. The six-month decrease was driven primarily by decreases in personal auto, agribusiness, and credit-related property products.
The loss ratio deteriorated for the three months ended June 30, 2011 and improved for the six months ended June 30, 2011 compared to the same periods in 2010. The quarter-to-date change was driven by a decrease in premiums earned, while the year-to-date change in loss ratio was primarily being driven by the previously discussed decrease in claims incurred.

Gross catastrophe losses set a second quarter record for the Company of $152.9 million. The significant increases in our gross catastrophe losses were offset by additional catastrophe reinsurance recoveries in 2011 compared to 2010. The additional catastrophe reinsurance recovery was attributable to lower catastrophe loss retention. Four of the largest catastrophes were wind and thunderstorm events, resulting in hail, tornadoes and wind damage, and were spread across the Southeast and Midwest, affecting 24 states. These storms represented 68.3% and 47.2% of our net catastrophe losses in the three and six months ended June 30, 2011, respectively.
April 2011 recorded more tornadoes than any month in U.S. history, and EF-5 tornadoes that occurred during the first half of 2011 have already tied the record number of EF-5 tornadoes which occurred in 1974. One of these tornadoes impacted primarily Alabama in late April, while another impacted primarily Joplin, Missouri in May. These two storms alone accounted for $119.6 million in gross catastrophe losses, and $28.6 million in net catastrophe losses during both the three and six-month periods ending June 30, 2011.
Net catastrophe losses contributed 27.0% and 18.2% to the combined ratio during the three and six months ended June 30, 2011, respectively, compared to 21.2% and 17.4%, respectively, for the same periods in 2010. The combined ratio excluding net catastrophe losses improved to 95.5% and 94.1% for the three and six months ending June 30 2011 compared with 98.4% and 98.0% for the same periods in 2010. This improvement was primarily driven by rate increases. We continue to evaluate and manage our aggregate catastrophe risk exposures. We manage our risk with targeted rate changes and reinsurance coverage.
For the three and six months ended June 30, 2011, the net favorable prior year loss and LAE development was $2.5 million and $27.9 million, respectively, compared to $17.5 million and $44.1 million favorable development for the three and six months ended June 30, 2010, respectively. This favorable development is being driven primarily by our workers’ compensation, personal auto and commercial liability lines, which show better than expected loss emergence compared to what was implied by the loss development patterns used in the previous estimation of losses.
Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines, which we market primarily to individuals, represent 59.2% of net premiums written, (ii) Commercial Lines, which focus primarily on businesses engaged in agricultural and other targeted markets, represent 29.8% of net premiums written, and (iii) Credit-related property insurance products which are marketed to and through financial institutions and retailers and represent 11.0% of net premiums written.

Personal Products
Property and Casualty segment results for Personal Products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Net premiums written
Auto	$110,962	$116,603	$(5,641)	$228,410	$235,829	$(7,419)
Homeowner	52,077	58,152	(6,075)	100,001	107,139	(7,138)
Other Personal	8,731	10,641	(1,910)	18,024	20,909	(2,885)

Total net premiums written	171,770	185,396	(13,626)	346,435	363,877	(17,442)

Net premiums earned
Auto	117,269	116,930	339	234,812	230,498	4,314
Homeowner	48,026	51,834	(3,808)	103,500	105,677	(2,177)
Other Personal	8,550	9,873	(1,323)	17,855	19,319	(1,464)

Total net premiums earned	$173,845	$178,637	$(4,792)	$356,167	$355,494	$673

Loss ratio
Auto	78.3%	73.9%	4.4	72.9%	75.3%	(2.4)
Homeowner	188.8	162.7	26.1	138.9	122.4	16.5
Other Personal	88.6	58.6	30.0	83.5	59.7	23.8
Personal line loss ratio	109.3%	98.8%	10.5	92.6%	88.4%	4.2

Combined Ratio
Auto	99.9%	96.3%	3.6	94.2%	97.4%	(3.2)
Homeowner	217.2	188.8	28.4	165.4	147.9	17.5
Other Personal	97.6	65.6	32.0	90.5	67.2	23.3
Personal line combined ratio	132.2%	121.5%	10.7	114.7%	110.7%	4.0
Personal Automobile: Net premiums earned increased in our personal automobile line during the first six months of 2011 compared to the same period in 2010, due to rate increases implemented in prior years now being fully realized. Net premiums written have declined as the result of a reduction in retention rates due to rate increases and competition.
The loss and combined ratios have increased for the three months ended June 30, 2011 compared to the same periods in 2010 primarily due to an increase in weather related claims coupled with an increase in the frequency and severity of accident claims. These ratios improved for the six months ended June 30, 2011 primarily due to the previously mentioned rate increases.
Homeowners: Net premiums written and earned decreased during the three and six months ended June 30, 2011 compared to the same periods in 2010. This was primarily attributable to reinstatement premiums as a result of higher reinsurance recoveries from the catastrophic events.
The loss and combined ratios deteriorated during the three and six months ended June 30, 2011 compared to the same periods in 2010 due primarily to the decrease in premiums in addition to a 7.5% and 11.1% increase in claims incurred, respectively. These increases were primarily a result of an increase in the severity and frequency of claims from severe weather.
Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within their homeowner and auto policies. Net premiums written and earned have decreased during the three and six months ended June 30, 2011 as compared to the same periods in 2010. Premiums are trending commensurate with the reduction in the homeowners and personal automobile lines as policies are typically sold in conjunction with one another.
The loss and combined ratios increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 due to increased umbrella claims and decreased premiums. As this is currently our smallest line of business in our Personal Products line, minor fluctuations in results can more easily cause volatility in these ratios.

Commercial Products
Property and Casualty segment results for Commercial Products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Net premiums written
Other Commercial	$38,312	$37,769	$543	$74,170	$72,200	$1,970
Agribusiness	25,755	28,576	(2,821)	50,056	54,024	(3,968)
Auto	24,221	25,702	(1,481)	50,159	51,315	(1,156)

Total net premiums written	88,288	92,047	(3,759)	174,385	177,539	(3,154)

Net premiums earned
Other Commercial	29,789	30,013	(224)	59,763	59,506	257
Agribusiness	23,671	26,349	(2,678)	49,807	52,617	(2,810)
Auto	20,739	21,678	(939)	42,873	42,952	(79)

Total net premiums earned	$74,199	$78,040	$(3,841)	$152,443	$155,075	$(2,632)

Loss ratio
Other Commercial	52.2%	109.0%	(56.8)	57.6%	103.1%	(45.5)
Agribusiness	137.0	99.9	37.1	143.9	141.2	2.7
Auto	54.2	66.7	(12.5)	54.5	57.8	(3.3)
Commercial line loss ratio	79.8%	94.2%	(14.4)	84.9%	103.5%	(18.6)

Combined ratio
Other Commercial	81.5%	139.0%	(57.5)	86.4%	132.0%	(45.6)
Agribusiness	177.4	137.2	40.2	181.0	176.4	4.6
Auto	77.2	90.7	(13.5)	77.6	82.3	(4.7)
Commercial line combined ratio	110.9%	125.0%	(14.1)	114.8%	133.3%	(18.5)
Other Commercial: The loss and combined ratios improved during the three and six months ended June 30, 2011 compared to the same periods in 2010. This improvement is the result of lower overall severity in the workers’ compensation product, resulting in a $17.2 million and a $27.0 million decrease to benefits in the three and six months ended June 30, 2011, respectively.
Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums written and earned decreased during the three and six months ended June 30, 2011 compared to the same periods in 2010. This was primarily the result of a decrease in policies in-force, partially offset by rate increases.
The loss and combined ratios deteriorated during the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily as the result of the increase in catastrophe losses in the second quarter.
Commercial Automobile: Net premiums written decreased during the three and six months ended June 30, 2011 compared to 2010, while net premiums earned remained relatively flat. The decrease was primarily as the result of a reduction in polices in-force, partially offset by rate increases. The product line experienced a 22.1% and 5.9% decrease in claims incurred during the three and six months ended June 30, 2011, respectively. The decrease was due to a decreased severity of claims which resulted in an improvement in the loss and combined ratios during the periods.

Credit Products

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change

Net premiums written	$34,468	$27,220	$7,248	$63,967	$59,240	$4,727

Net premiums earned	27,804	30,820	(3,016)	58,552	63,400	(4,848)

Loss ratio	18.5%	25.9%	(7.4)	18.4%	28.9%	(10.5)

Combined ratio	93.1%	95.0%	(1.9)	91.5%	97.7%	(6.2)
Credit-related property insurance products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies paid an amount if the insured property is lost or damaged and is not directly related to an event affecting the consumer’s ability to pay the debt. The primary distribution channel for credit-related property insurance is general agents who market to auto dealers, furniture stores and financial institutions.
The primary driver for the increases in net premiums written, while net premiums earned decreased, was the continued shift in our product mix from shorter duration Collateral Protection products, which fell 14.7%, to our longer duration Guaranteed Asset Protection (“GAP”) products, which increased 61.2% during the six-month period of 2011. Shorter duration products generally earn the entire premium within 12 months of the effective date, while our longer duration products may take up to 84 months before they are fully earned.
The improvements in the loss ratios were attributable to an overall decline in claims incurred as the result of lower frequency and severity of claims. Specifically, the GAP line of business experienced a positive trend in claims incurred as the result of used automobile market values rebounding from the recent financial crisis.

Corporate and Other
Our Corporate and Other business segment primarily includes the capital not allocated to support our insurance business segments. Our capital and surplus is invested and managed by internal investment staff. Investments include publicly traded equities, real estate, mortgage loans, high-yield bonds, venture capital partnerships, mineral interests and tax-advantaged instruments. See the “Investments” section of the MD&A for a more detailed discussion of our investments. Corporate and Other business segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Net investment income	$23,585	$11,726	$11,859	$34,208	$22,930	$11,278
Realized investments gains, net	22,926	15,309	7,617	44,957	31,811	13,146
Other income	1,107	1,662	(555)	1,675	2,290	(615)

Total premiums and other revenues	47,618	28,697	18,921	80,840	57,031	23,809

Benefits, losses and expenses:
Other operating expenses	9,877	6,403	3,474	21,860	17,335	4,525

Total benefits, losses and expenses	9,877	6,403	3,474	21,860	17,335	4,525

Income before other items and federal income taxes	$37,741	$22,294	$15,447	$58,980	$39,696	$19,284

Earnings for the three and six months ended June 30, 2011 improved compared to the same period in 2010, due to the increase in net investment income and realized investment gains as the result of improved financial markets.
Investments
We manage our investment portfolio to optimize our rate of return commensurate with sound and prudent practices to maintain a well-diversified portfolio. Our investment operations are governed by various regulatory authorities including, but not limited to, the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including the setting of investment policies and defining acceptable risk levels, are subject to review and approval by our Board of Directors, which is assisted by our Finance Committee, comprised of two board members, senior executives and investment professionals.
Our insurance and annuity products are primarily supported by investment-grade bonds, collateralized mortgage obligations and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale as necessary to match our estimated future cash flow needs. We use statistical measures, such as duration and the modeling of future cash flows using stochastic interest rate scenarios, to balance our investment portfolio to match the pricing objectives of our underlying insurance products. As part of our asset-liability risk management program, we monitor the composition of our fixed maturity securities between held-to-maturity and available-for-sale securities and adjust the concentrations within the portfolio as investments mature or with the purchase of new investments.
We invest directly in quality commercial mortgage loans when the yield and quality compare favorably with other fixed maturity securities. Investments in individual residential mortgage loans have not been part of our investment portfolio and we do not anticipate investing in them in the future.
Our strong historic capitalization has enabled us to invest in equity securities and investment real estate where there are opportunities for enhanced returns. We invest in real estate and equity securities based on a risk and reward analysis.

Composition of Invested Assets
The following table summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates) (in thousands except percentages):

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Bonds held-to-maturity, at amortized cost	$9,161,303	48.8%	$8,513,550	47.5%
Bonds available-for-sale, at fair value	4,319,905	23.0	4,123,613	23.0
Equity Securities, at fair value	1,095,396	5.8	1,082,755	6.0
Mortgage loans on real estate, net of allowance	2,734,625	14.6	2,679,909	15.0
Policy loans	386,715	2.1	380,505	2.1
Investment real estate, net of accumulated depreciation	466,669	2.5	521,768	2.9
Short-term investments	475,593	2.5	486,206	2.7
Other invested assets	120,136	0.7	119,251	0.8

Total Investments	$18,760,342	100.0%	$17,907,557	100.0%

The increase in our total investments was primarily a result of net purchases.
Each of the components of our invested assets is described further in Note 4, Investments; Note 7, Credit Risk Management; and Note 8, Fair Value of Financial Instruments, of the Notes to the Unaudited Consolidated Financial Statements. In addition, net investment income and realized investments gains (losses), before federal income taxes, are summarized within Note 4, Investments, of the Notes to the Unaudited Consolidated Financial Statements.
Additionally, Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Unaudited Consolidated Financial Statements within our Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the SEC on March 2, 2011 contains a detailed description of the Company’s methodology for evaluating other-than-temporary impairment losses on its investments.
Investments to Support Our Insurance Business
Bonds- We allocate most of our fixed maturity securities to support our insurance business.
At June 30, 2011, our fixed maturity securities had an estimated fair market value of $14.0 billion, which was $802.6 million (6.0%) above amortized cost. At December 31, 2010, our fixed maturity securities had an estimated fair value of $13.1 billion, which was $664.6 million (5.3%) above amortized cost. The increase in total fair value was the result of new purchases to support annuity sales as well as market value increases.
Fixed maturity securities’ estimated fair value, due in one year or less, increased to $890.2 million as of June 30, 2011 from $685.3 million as of December 31, 2010, as the result of approaching maturity dates of long-term bonds.

The following table identifies the total bonds by credit quality rating, using both S&P and Moody’s ratings (in thousands, except percentages):

	June 30, 2011			December 31, 2010
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$1,336,907	$1,403,791	10.0%	$1,258,952	$1,311,152	10.0%
AA	1,390,613	1,457,770	10.4	1,289,870	1,343,653	10.2
A	4,999,848	5,342,550	38.1	4,551,294	4,848,986	37.0
BBB	4,880,093	5,188,165	37.0	4,613,315	4,871,583	37.2
BB and below	613,596	631,412	4.5	725,436	728,073	5.6

Total	$13,221,057	$14,023,688	100.0%	$12,438,867	$13,103,447	100.0%

The slight shifts in our credit quality diversification, including exposure to below investment grade securities, at June 30, 2011 compared to December 31, 2010, was primarily the result of purchase transactions and maturities. At 4.5% of our total bond portfolio, the exposure to below investment grade securities is acceptable to management, and we expect this portion of our bond portfolio to decrease as these bonds approach maturity.
Mortgage Loans- We invest in commercial mortgage loans that are diversified by property-type and geography. We do not make individual residential mortgage loans. Therefore, we have no direct exposure to sub-prime or Alt A mortgage loans in our portfolio. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used to support our insurance liabilities. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances.
The weighted average coupon yield on the principal funded for mortgage loans was 6.3% and 6.8% for the six months ended June 30, 2011 and year ended December 31, 2010, respectively.
Equity Securities- As of June 30, 2011, 96.3% of our equity securities were invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.7% of the equity securities were invested in publicly traded preferred stock. As of December 31, 2010, 96.6% of our equity securities were invested in publicly traded common stock, and the remaining 3.4% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during the first six months of 2011 reflects purchases and fair value increases within the portfolio.
We carry our equity portfolio at fair value primarily based on quoted estimated fair value prices obtained from external pricing services. The cost and estimated fair value of the equity portfolio are as follows (in thousands):

	June 30, 2011				December 31, 2010
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Common stock	$677,875	$387,063	$(9,959)	$1,054,979	$690,245	$361,048	$(5,405)	$1,045,888
Preferred stock	30,958	9,459	—	40,417	30,420	6,714	(267)	36,867

Total	$708,833	$396,522	$(9,959)	$1,095,396	$720,665	$367,762	$(5,672)	$1,082,755

Investment Real Estate- We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate may be owned directly by our insurance companies, through non-insurance affiliates or joint ventures. The carrying value of real estate is cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the properties.
Short-Term Investments- Short-term investments are composed primarily of commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including investment-funding commitments.

Policy Loans- Certain life insurance products we offer permit policyholders to borrow funds from us using their policy as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of June 30, 2011 we had $386.7 million in policy loans with a loan to surrender value of 59.0%, and at December 31, 2010, we had $380.5 million in policy loans with a loan to surrender value of 61.2%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum.
Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policyholder’s death benefits.
Net Investment Income and Realized Gains (Losses)
Net investment income from bonds and mortgage loans used to support our insurance products increased consistently over the period as assets increased with net annuity sales. Net investment income in other asset classes (equities, real estate and options) fluctuated in response to investment decisions based on valuations, financial markets movement and expectations of future returns.
Mortgage loan interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts, and prepayment fees are reported in net investment income. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in net investment income in the period received.
Unrealized Gains and Losses:
The net change in unrealized gains (losses) on marketable securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, was an unrealized gain of $39.5 million at June 30, 2011 and $109.0 million at December 31, 2010.
Liquidity
Our liquidity requirements have been and are expected to continue to be met by funds from operations. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months.
To ensure that we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity securities and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs; however, our portfolio of highly liquid available-for-sale debt and equity securities is available to meet our liquidity needs.
We have renewed our 365-day $100 million short-term variable rate borrowing facility containing a $55 million subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding our working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100 million at any time. As of June 30, 2011 and December 31, 2010, the outstanding letters of credit were $33.8 million and $37.5 million, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires in September 2011. We expect it will be renewed on substantially equivalent terms.

Capital Resources
Our capital resources consisted of American National stockholders’ equity, summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,446,807	$3,407,439
AOCI	264,766	225,212

Total American National stockholders’ equity	$3,711,573	$3,632,651

We have notes payable in our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective venture, which totaled $21.5 million at June 30, 2011 and $21.2 million at December 31, 2010.
Total stockholders’ equity in the first six months of 2011 increased primarily due to the $78.5 million net income earned during the period and $39.5 million unrealized gains on available-for-sale securities, offset by $41.3 million in dividends paid to stockholders.
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
Contractual Obligations
Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2010. We expect to have the capacity to repay or refinance these obligations as they come due.

Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans discussed within Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements. We could be exposed to a liability for these loans which support the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies is designed to always equal or exceed the balance of the loans, management does not foresee any loss related to these arrangements.
Related-Party Transactions
We have various agency, consulting and investment arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations. For additional details see Note 18, Related Party Transactions, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks have not changed materially from those disclosed in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Corporate Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of June 30, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
There has been no material changes with respect to the risk factors as previously disclosed in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011.

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