Form 10-Q
period 2011-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2011-11-04
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001- 34280
American National Insurance Company
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of	74-0484030 (I.R.S. Employer Identification No.)
incorporation or organization)
One Moody Plaza
Galveston, Texas 77550-7999
(Address of principal executive offices) (Zip Code)
(409) 763-4661
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2011, there were 26,821,284 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
PREMIUMS AND OTHER REVENUES
Premiums
Life	$71,926	$71,352	$207,786	$209,670
Annuity	21,704	51,180	73,304	132,140
Accident and health	57,708	64,288	174,736	200,553
Property and casualty	289,796	297,703	856,958	871,672
Other policy revenues	46,350	46,342	141,860	138,066
Net investment income	225,942	238,081	715,186	667,964
Realized investments gains (losses)	17,531	20,141	62,488	54,702
Other-than-temporary impairments	(4,851)	(1,515)	(4,851)	(4,265)
Other income	7,238	6,144	20,752	19,570

Total premiums and other revenues	733,344	793,716	2,248,219	2,290,072

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	75,472	73,402	232,013	220,408
Annuity	29,960	56,963	102,770	155,100
Claims incurred
Accident and health	38,691	43,140	119,764	141,330
Property and casualty	215,226	208,917	685,168	702,134
Interest credited to policyholders’ account balances	82,813	110,847	288,343	284,733
Commissions for acquiring and servicing policies	109,980	120,408	339,603	343,182
Other operating expenses	111,667	114,211	347,133	340,187
Change in deferred policy acquisition costs	(5,558)	(13,806)	(42,534)	(46,815)

Total benefits, losses and expenses	658,251	714,082	2,072,260	2,140,259

Income(loss) from continuing operations before federal income tax, and equity in earnings/losses of unconsolidated affiliates	75,093	79,634	175,959	149,813

Provision (benefit) for federal income taxes
Current	12,610	29,162	40,127	48,690
Deferred	6,444	2,095	656	(4,110)

Total provision (benefit) for federal income taxes	19,054	31,257	40,783	44,580

Equity in earnings (losses) of unconsolidated affiliates, net of tax	3,077	(144)	2,839	(75)

Income (loss) from continuing operations	59,116	48,233	138,015	105,158
Income (loss) from discontinued operations, net of tax (See Note 17)	—	(513)	—	1,488

Net income (loss)	59,116	47,720	138,015	106,646
Less: Net income (loss) attributable to noncontrolling interest, net of tax	1,547	664	1,906	(1,810)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$57,569	$47,056	$136,109	$108,456

Amounts available to American National Insurance Company common stockholders
Earnings per share:
Basic	$2.17	$1.77	$5.12	$4.08
Diluted	2.15	1.76	5.10	4.07

Weighted average common shares outstanding	26,559,950	26,558,832	26,559,865	26,558,832
Weighted average common shares outstanding and dilutive potential common shares	26,718,464	26,678,394	26,706,798	26,678,394
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except for share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $9,949,686 and $8,979,834)	$9,322,794	$8,513,550
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,060,142 and $3,925,317)	4,309,643	4,123,613
Equity securities, at fair value (Cost $723,418 and $720,665)	945,494	1,082,755
Mortgage loans on real estate, net of allowance	2,793,656	2,679,909
Policy loans	389,844	380,505
Investment real estate, net of accumulated depreciation of $202,095 and $202,111	461,710	521,768
Short-term investments	350,430	486,206
Other invested assets	96,655	119,251

Total investments	18,670,226	17,907,557

Cash and cash equivalents	100,100	101,449
Investments in unconsolidated affiliates	231,867	195,472
Accrued investment income	218,434	201,286
Reinsurance recoverables	411,999	355,188
Prepaid reinsurance premiums	73,228	75,542
Premiums due and other receivables	303,060	287,184
Deferred policy acquisition costs	1,353,340	1,318,426
Property and equipment, net	78,209	77,974
Current tax receivable	1,958	8,579
Other assets	135,362	138,978
Separate account assets	711,135	780,563

Total assets	$22,288,918	$21,448,198

LIABILITIES
Future policy benefits:
Life	$2,580,445	$2,539,334
Annuity	737,889	865,480
Accident and health	76,102	81,266
Policyholders’ account balances	11,449,494	10,475,159
Policy and contract claims	1,331,260	1,298,457
Unearned premium reserve	841,654	824,299
Other policyholder funds	270,625	277,285
Liability for retirement benefits	184,030	187,453
Current portion of long-term notes payable	—	47,632
Long-term notes payable	58,481	12,508
Deferred tax liabilities, net	20,421	53,737
Other liabilities	388,720	368,332
Separate account liabilities	711,135	780,563

Total liabilities	18,650,256	17,811,505

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449, Outstanding 26,821,284 shares	30,832	30,832
Additional paid-in capital	18,526	15,190
Accumulated other comprehensive income	163,032	225,212
Retained earnings	3,534,063	3,459,911
Treasury stock, at cost	(98,490)	(98,494)

Total American National stockholders’ equity	3,647,963	3,632,651
Noncontrolling interest	(9,301)	4,042

Total stockholders’ equity	3,638,662	3,636,693

Total liabilities and stockholders’ equity	$22,288,918	$21,448,198

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands, except for per share data)

	Nine months ended September 30,
	2011	2010
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	15,190	11,986
Issuance of treasury shares as restricted stock	(4)	—
Income tax effect from restricted stock arrangement	(14)	—
Amortization of restricted stock	3,354	2,360

Balance at end of the period	18,526	14,346

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	225,212	117,649
Change in unrealized gain (loss) on available-for-sale securities, net	(61,595)	99,612
Foreign exchange adjustments	(277)	69
Defined benefit plan adjustment	(308)	133

Balance at end of the period	163,032	217,463

Retained Earnings
Balance as of January 1,	3,459,911	3,398,492
Net income (loss) attributable to American National Insurance Company and Subsidiaries	136,109	108,456
Cash dividends to common stockholders ($2.31 per share)	(61,957)	(61,955)

Balance at end of the period	3,534,063	3,444,993

Treasury Stock
Balance as of January 1,	(98,494)	(98,505)
Issuance of treasury shares as restricted stock	4	—

Balance at end of the period	(98,490)	(98,505)

Noncontrolling Interest
Balance as of January 1,	4,042	12,202
Contributions	29	843
Distributions	(15,278)	(944)
Gain (loss) attributable to noncontrolling interest	1,906	(1,810)

Balance at end of the period	(9,301)	10,291

Total Equity
Balance at end of the period	$3,638,662	$3,619,420

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to American National
Insurance Company and Subsidiaries	$57,569	$47,056	$136,109	$108,456

Other comprehensive income (loss), net of tax
Change in unrealized gain (loss) on available-for-sale securities, net	(101,144)	103,635	(61,595)	99,612
Foreign exchange adjustments	(470)	137	(277)	69
Defined benefit plan adjustment	(120)	44	(308)	133

Total other comprehensive income (loss)	(101,734)	103,816	(62,180)	99,814

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$(44,165)	$150,872	$73,929	$208,270

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$138,015	$106,646
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(62,488)	(57,223)
Other-than-temporary impairments	4,851	4,265
Amortization of discounts and premiums on bonds	12,755	12,353
Net capitalized interest on policy loans and mortgage loans	(21,412)	(22,737)
Depreciation	30,168	37,601
Interest credited to policy holders’ account balances	288,343	284,733
Charges to policyholders’ account balances	(141,860)	(138,066)
Deferred federal income tax (benefit) expense	656	(2,764)
Deferral of policy acquisition costs	(377,158)	(370,695)
Amortization of deferred policy acquisition costs	334,624	323,880
Equity in (earnings) losses of unconsolidated affiliates	(2,839)	75
Changes in:
Policyholder liabilities	122,824	119,524
Reinsurance recoverables	(56,811)	4,475
Premiums due and other receivables	(15,876)	(21,683)
Accrued investment income	(17,148)	(14,332)
Current tax receivable/payable	6,621	12,589
Liability for retirement benefits	(3,423)	1,050
Prepaid reinsurance premiums	2,314	6,231
Other, net	23,318	6,548

Net cash provided by (used in) operating activities	265,474	292,470

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds — held-to-maturity	479,123	314,846
Bonds — available-for-sale	330,839	496,073
Equity securities	76,082	96,528
Real estate	91,679	28,802
Mortgage loans	322,949	91,638
Policy loans	39,317	37,734
Other invested assets	29,039	8,613
Disposals of property and equipment	1,358	751
Distributions from unconsolidated affiliates	22,612	3,902
Payment for the purchase/origination of:
Bonds — held-to-maturity	(1,284,363)	(802,600)
Bonds — available-for-sale	(466,316)	(395,588)
Equity securities	(53,015)	(99,403)
Real estate	(9,531)	(35,939)
Mortgage loans	(447,627)	(330,497)
Policy loans	(31,727)	(30,114)
Other invested assets	(29,107)	(31,189)
Additions to property and equipment	(13,555)	(7,029)
Contributions to unconsolidated affiliates	(58,560)	(20,882)
Change in short-term investments	135,776	(138,191)
Other, net	19,878	3,136

Net cash provided by (used in) investing activities	(845,149)	(809,409)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,722,051	1,342,376
Policyholders’ account withdrawals	(1,064,860)	(750,417)
Change in notes payable	(1,659)	(790)
Dividends to stockholders	(61,957)	(61,955)
Proceeds from (payments to) noncontrolling interest	(15,249)	(101)

Net cash provided by (used in) financing activities	578,326	529,113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,349)	12,174
Beginning of the year	101,449	161,483
Cash attributed to assets held-for-sale (See Note 17)	—	(8,828)

Balance as of September 30,	$100,100	$164,829

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
The interim consolidated financial statements and notes herein are unaudited. These interim consolidated financial statements reflect all adjustments, which are in the opinion of management, considered necessary for the fair presentation of the consolidated statements of operations, financial position, changes in equity, comprehensive income (loss), and cash flows for the interim periods. These interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2010. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
As of September 30, 2011, American National’s significant accounting policies and practices remain materially unchanged from those disclosed in Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements included in American National’s 2010 Annual Report on Form 10-K.

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
In April 2010, the FASB issued ASU No. 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. For accounting purposes, ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related-party policyholder. This guidance also clarifies that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. ASU 2010-15 is effective for interim and annual periods commencing after December 15, 2010. American National’s adoption of this guidance did not have a material effect on its consolidated financial statements.
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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The new guidance clarifies the creditor’s evaluation of whether it has granted a concession and whether a borrower is experiencing financial difficulties. In addition, the new guidance precludes the creditor from using the effective interest rate test in the borrower’s guidance on restructuring payables when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for public companies for interim and annual periods beginning on or after June 15, 2011 and must be applied retrospectively to restructurings occurring on or after the beginning of the year. American National’s adoption of this guidance did not have a material effect on its consolidated financial statements.
Future Adoption of New Accounting Standards
In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance redefines the term “acquisition cost” and added the term “incremental direct cost of contract acquisition” to the master glossary. These changes limit the deferrable cost to those costs that are related directly to the successful acquisition of insurance contracts and those that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. The new guidance also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising are met. ASU 2010-26 is effective for interim and annual periods, commencing after December 15, 2011. This guidance will be adopted by American National on January 1, 2012. American National is currently assessing the effect of ASU 2010-26 on its consolidated financial statements.
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
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 makes the presentation of other comprehensive income (“OCI”) more prominent by giving reporting entities two presentation options. Reporting entities can present the total net income and total OCI along with their respective components as one continuous statement or as two separate consecutive statements. The new guidance also eliminates the option to present OCI in the statement of changes in stockholders’ equity. In addition, the new guidance requires reporting entities to present reclassification adjustments from OCI to net income on the face of the financial statements. ASU 2011-05 is effective for interim and annual periods, beginning after December 15, 2011. American National’s adoption of this guidance on January 1, 2012 is not expected to have a material effect on its consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-06, Fees Paid to the Federal Government by Health Insurers. ASU 2011-06 addresses questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, which imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year. The corresponding deferred cost is then amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013. American National’s adoption of this guidance on January 1, 2014 is not expected to have a material effect on its consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 allows an assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis to determining whether the two-step goodwill impairment test is necessary. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. American National’s adoption of this guidance on January 1, 2012 is not expected to have a material effect on its consolidated financial statements.

4. INVESTMENTS
The cost or amortized cost and estimated fair value of investments in fixed maturity and equity securities are shown below (in thousands):

	September 30, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$22,277	$231	$—	$22,508
States of the U.S. and political subdivisions of the states	411,656	29,780	(61)	441,375
Foreign governments	29,038	4,698	—	33,736
Corporate debt securities	8,041,927	575,753	(26,349)	8,591,331
Residential mortgage-backed securities	740,757	58,168	(3,456)	795,469
Commercial mortgage-backed securities	31,340	—	(14,693)	16,647
Collateralized debt securities	7,142	45	(1,013)	6,174
Other debt securities	38,657	3,789	—	42,446

Total bonds held-to-maturity	9,322,794	672,464	(45,572)	9,949,686

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	9,955	1,138	(1)	11,092
States of the U.S. and political subdivisions of the states	578,274	36,531	(123)	614,682
Foreign governments	5,000	2,437	—	7,437
Corporate debt securities	3,223,097	227,317	(33,215)	3,417,199
Residential mortgage-backed securities	211,733	13,796	(825)	224,704
Collateralized debt securities	17,945	1,644	(228)	19,361
Other debt securities	14,138	1,030	—	15,168

Total bonds available-for-sale	4,060,142	283,893	(34,392)	4,309,643

Total fixed maturity securities	13,382,936	956,357	(79,964)	14,259,329

Equity securities
Common stock	692,460	246,896	(31,468)	907,888
Preferred stock	30,958	8,068	(1,420)	37,606

Total equity securities	723,418	254,964	(32,888)	945,494

Total investments in securities	$14,106,354	$1,211,321	$(112,852)	$15,204,823

	December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,117	$288	$—	$23,405
States of the U.S. and political subdivisions of the states	422,249	7,117	(6,920)	422,446
Foreign governments	29,020	4,910	—	33,930
Corporate debt securities	7,293,501	478,353	(33,077)	7,738,777
Residential mortgage-backed securities	661,516	33,702	(3,398)	691,820
Commercial mortgage-backed securities	31,340	—	(17,758)	13,582
Collateralized debt securities	8,562	80	(327)	8,315
Other debt securities	44,245	3,314	—	47,559

Total bonds held-to-maturity	8,513,550	527,764	(61,480)	8,979,834

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,268	643	(4)	13,907
States of the U.S. and political subdivisions of the states	583,163	15,142	(4,193)	594,112
Foreign governments	5,000	1,967	—	6,967
Corporate debt securities	3,030,671	197,485	(26,587)	3,201,569
Residential mortgage-backed securities	259,560	13,250	(1,417)	271,393
Collateralized debt securities	19,468	1,459	(218)	20,709
Other debt securities	14,187	769	—	14,956

Total bonds available-for-sale	3,925,317	230,715	(32,419)	4,123,613

Total fixed maturity securities	12,438,867	758,479	(93,899)	13,103,447

Equity securities
Common stock	690,245	361,048	(5,405)	1,045,888
Preferred stock	30,420	6,714	(267)	36,867

Total equity securities	720,665	367,762	(5,672)	1,082,755

Total investments in securities	$13,159,532	$1,126,241	$(99,571)	$14,186,202

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

	September 30, 2011
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Due in one year or less	$815,499	$830,484	$211,463	$216,539
Due after one year through five years	3,557,030	3,795,130	1,861,964	1,968,865
Due after five years through ten years	3,917,217	4,219,597	1,499,334	1,596,808
Due after ten years	1,027,198	1,099,991	482,381	523,691

	9,316,944	9,945,202	4,055,142	4,305,903

Without single maturity date	5,850	4,484	5,000	3,740

Total	$9,322,794	$9,949,686	$4,060,142	$4,309,643

Available-for-sale securities are sold throughout the year for various reasons. All gains and losses were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Proceeds from sales of available-for-sale securities	$23,224	$120,348	$122,574	$325,848
Gross realized gains	11,702	8,610	32,679	31,485
Gross realized losses	—	(23)	(840)	(1,170)
There were no securities transferred from held-to-maturity to available-for-sale during the nine months ended September 30, 2011 and 2010.
Derivative Instruments
American National purchases derivative contracts (equity-indexed options) that serve as economic hedges against fluctuations in the equity markets to which equity-indexed annuity products are exposed. Equity-indexed annuities include a fixed host annuity contract and an equity-indexed embedded derivative. These derivative instruments are not designated as accounting hedges. The following tables detail the volume, estimated fair value and the gains or losses on derivatives related to equity-indexed annuities (in thousands):

	Location of Asset (Liability)	September 30, 2011			December 31, 2010
Derivatives Not Designated	Reported in the Consolidated	Number of	Notional	Estimated	Number of	Notional	Estimated
as Hedging Instruments	Statements of Financial Position	Instruments	Amounts	Fair Value	Instruments	Amounts	Fair Value

Equity-indexed options	Other invested assets	322	$770,800	$49,707	286	$668,800	$66,716
Equity-indexed annuity embedded derivative	Future policy benefits - Annuity	13,464	651,500	(42,898)	12,663	591,100	(59,644)

	Location of Gains (Losses)	Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in the Consolidated	Three months ended September 30,		Nine months ended September 30,
as Hedging Instruments	Statements of Operations	2011	2010	2011	2010

Equity-indexed options	Net investment income	$(23,449)	$10,231	$(18,152)	$(1,658)
Equity-indexed annuity embedded derivative	Interest credited to policyholders’ account balances	4,299	2,473	7,907	(10,438)

Unrealized gains (losses) on securities
Unrealized gains (losses) on available-for-sale securities, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $130,510,000 and $158,200,000 as of September 30, 2011 and 2010, respectively.
The change in the net unrealized gains (losses) on available-for-sale securities are shown below (in thousands):

	Nine months ended September 30,
	2011	2010

Bonds available-for-sale	$51,205	$212,830
Equity securities	(140,014)	29,470
Adjustment to deferred policy acquisition costs	(7,620)	(80,063)

	(96,429)	162,237
Less: Provision (benefit) for federal income taxes	(33,717)	56,760

	(62,712)	105,477
Change in unrealized (gains) losses of investments attributable to participating policyholders’ interest	1,117	(5,865)

Total	$(61,595)	$99,612

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2011
	Less than 12 months		12 Months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Fixed maturity securities
Bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$55	$5,307	$6	$153	$61	$5,460
Corporate debt securities	22,607	710,530	3,742	52,982	26,349	763,512
Residential mortgage-backed securities	163	12,712	3,293	38,497	3,456	51,209
Commercial mortgage-backed securities	—	—	14,693	16,647	14,693	16,647
Collateralized debt securities	—	—	1,013	4,511	1,013	4,511

Total bonds held-to-maturity	22,825	728,549	22,747	112,790	45,572	841,339

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	1	3,304	—	—	1	3,304
States of the U.S. and political subdivisions of the states	123	3,617	—	214	123	3,831
Corporate debt securities	12,730	336,983	20,485	110,058	33,215	447,041
Residential mortgage-backed securities	108	33,105	717	13,656	825	46,761
Collateralized debt securities	—	—	228	3,399	228	3,399

Total bonds available-for-sale	12,962	377,009	21,430	127,327	34,392	504,336

Total fixed maturity securities	35,787	1,105,558	44,177	240,117	79,964	1,345,675

Equity securities
Common stock	31,322	178,166	146	1,171	31,468	179,337
Preferred stock	1,420	11,031	—	—	1,420	11,031
Total equity securities	32,742	189,197	146	1,171	32,888	190,368

Total investments in securities	$68,529	$1,294,755	$44,323	$241,288	$112,852	$1,536,043

	December 31, 2010
	Less than 12 months		12 Months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Fixed maturity securities
Bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$6,898	$195,634	$22	$878	$6,920	$196,512
Corporate debt securities	22,493	912,554	10,584	128,721	33,077	1,041,275
Residential mortgage-backed securities	579	57,160	2,819	64,798	3,398	121,958
Commercial mortgage-backed securities	—	—	17,758	13,583	17,758	13,583
Collateralized debt securities	—	—	327	5,465	327	5,465

Total bonds held-to-maturity	29,970	1,165,348	31,510	213,445	61,480	1,378,793

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	4	7,040	—	—	4	7,040
States of the U.S. and political subdivisions of the states	4,193	151,860	—	—	4,193	151,860
Corporate debt securities	8,378	249,240	18,209	159,227	26,587	408,467
Residential mortgage-backed securities	81	26,909	1,336	29,393	1,417	56,302
Collateralized debt securities	—	—	218	4,664	218	4,664

Total bonds available-for-sale	12,656	435,049	19,763	193,284	32,419	628,333

Total fixed maturity securities	42,626	1,600,397	51,273	406,729	93,899	2,007,126

Equity securities
Common stock	3,302	57,781	2,103	37,479	5,405	95,260
Preferred stock	231	6,133	36	4,464	267	10,597

Total equity securities	3,533	63,914	2,139	41,943	5,672	105,857

Total investments in securities	$46,159	$1,664,311	$53,412	$448,672	$99,571	$2,112,983

For all investment securities with an unrealized loss, including those in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an OTTI loss should be recorded. As of September 30, 2011, the securities with unrealized losses were not deemed to be other-than-temporarily impaired. Even though the duration of the unrealized losses on some of the securities exceeds one year, American National has no intent to sell and it is not more-likely-than-not that American National will be required to sell these securities prior to recovery, and recovery is expected in a reasonable period of time.

Net investment income and realized investments gains (losses)
Net investment income and realized investments gains (losses) before federal income taxes are shown below (in thousands):

	Net Investment Income
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Bonds	$175,183	$164,026	$519,582	$489,325
Equity securities	6,357	5,603	19,764	17,731
Mortgage loans	49,471	42,901	152,178	124,743
Real estate	32,490	39,243	87,065	100,842
Options	(23,449)	10,231	(18,152)	(1,658)
Other invested assets	12,022	10,263	32,336	30,975

	252,074	272,267	792,773	761,958
Investment expenses	(26,132)	(34,186)	(77,587)	(93,994)

Total	$225,942	$238,081	$715,186	$667,964

	Realized Investment Gains (Losses)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Bonds	$788	$7,631	$13,895	$24,183
Equity securities	11,975	3,869	30,789	13,888
Mortgage loans	4,968	—	4,968	—
Real estate	(338)	8,814	12,775	10,816
Other invested assets	(412)	(1,024)	(489)	(1,078)

	16,981	19,290	61,938	47,809
Change in allowances	550	851	550	6,893

Total	$17,531	$20,141	$62,488	$54,702

The other-than-temporary impairments which are not included in the realized investments gains (losses) above are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Equity securities	$(4,851)	$(1,515)	$(4,851)	$(4,265)

5. VARIABLE INTEREST ENTITIES
In the normal course of investment activities, American National and its wholly-owned subsidiaries enter into various real estate partnership agreements. Generally, real estate partnership opportunities are presented to American National by a sponsor, with the significant activities being conducted on behalf of the sponsor. American National participates in the design of these entities, but in most cases, American National’s involvement is limited to financing. Through analysis performed by American National, some of these partnerships have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. The total assets and liabilities relating to VIEs in which American National is the primary beneficiary and which are consolidated in its financial statements for the periods indicated are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Investment real estate	$154,751	$156,441
Short-term investments	3,364	1,991
Cash and cash equivalents	1,463	1,164
Accrued investment income	2,047	2,035
Other receivables	14,191	16,524
Other assets	4,384	3,884

Total assets of consolidated VIEs	$180,200	$182,039

Notes payable	$58,481	$60,140
Other liabilities	2,553	3,499

Total liabilities of consolidated VIEs	$61,034	$63,639

For other real estate partnerships in which American National is a partner, the major decisions that most significantly impact the economic activities of the partnership require unanimous consent of all partners. American National is not the primary beneficiary and these entities were not consolidated. The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which American National holds significant variable interests but is not the primary beneficiary and which have not been consolidated (in thousands):

	September 30, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure to	Carrying	Exposure to
	Amount	Loss	Amount	Loss

Investment in unconsolidated affiliates	$76,297	$76,297	$36,226	$36,226
Financial or other support was not provided to investees designated as VIEs in the form of liquidity arrangements, guarantees, or other commitments by third parties that may affect the fair value or risk of American National’s variable interest in the investees designated as VIEs as of September 30, 2011 and December 31, 2010.

6. CREDIT LOSSES
A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company’s statement of financial position. Commercial mortgage loans on real estate are the only financing receivables reported by American National.
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
The amounts of commercial mortgage loans placed on nonaccrual status are shown in the table below (in thousands):

	September 30, 2011	December 31, 2010

Office	$8,436	$—
Retail	10,857	3,685

Total	$19,293	$3,685

The age analysis of past due commercial mortgage loans is shown in the table below (in thousands):

	September 30, 2011
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans

Office	$—	$—	$8,436	$8,436	$881,852	$890,288
Industrial	—	—	—	—	703,019	703,019
Retail	—	—	10,857	10,857	542,167	553,024
Other	—	—	—	—	680,855	680,855

Total	$—	$—	$19,293	$19,293	$2,807,893	$2,827,186

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans

Office	$—	$—	$—	$—	$798,651	$798,651
Industrial	—	—	—	—	858,241	858,241
Retail	8,579	—	3,685	12,264	456,983	469,247
Other	—	—	—	—	596,763	596,763

Total	$8,579	$—	$3,685	$12,264	$2,710,638	$2,722,902

Allowance for Credit Losses
Each loan is evaluated quarterly and placed in a watchlist if events occur or circumstances exist that could indicate that American National will be unable to collect all amounts due according to the contractual terms of the loan. If, in evaluating loans for inclusion in the watchlist, sufficient analysis is performed to conclude that a loan is fully collectible, no allowance is required. All loans in the watchlist are then analyzed individually for impairment. Fair value is determined by estimating the present value of future cash flows or the fair value of the underlying collateral. Estimation techniques vary depending on the quality of available data, the type of collateral, and other factors. When the fair value analysis shows that not all of the amount due is collectible, the difference between the estimated fair value and the loan balance is recorded as an allowance (a loss). The allowance is reviewed quarterly to determine whether further allowance is required, or whether recovery of the asset is assured and the allowance can be reduced.
Loans not evaluated individually for collectibility are segregated by collateral property-type and location and allowance factors are applied. These factors are developed annually, and reviewed quarterly based on our historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain property types and in certain regions based on loss experience or a blended historical loss factor.
The allowance for credit losses and unpaid principal balance in commercial mortgage loans are shown in the table below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Allowance for credit losses
December 31, 2010	$11,395	$2,393	$13,788
Write down	—	(1,900)	(1,900)
Change in allowance	(567)	—	(567)

September 30, 2011	$10,828	$493	$11,321

Unpaid principal balance
September 30, 2011	$2,697,148	$130,038	$2,827,186

December 31, 2010	$2,481,997	$240,905	$2,722,902

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

The detail of loans individually evaluated for impairment with and without an allowance recorded by collateral property-type is shown in the tables below (in thousands):

	Nine months ended September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded
Retail	$—	$493	$493	$—	$—

Without an allowance recorded
Office	$15,442	$15,442	$—	$11,939	$871
Industrial	—	—	—	59,630	—
Retail	15,676	15,676	—	13,706	1,099
Other	98,427	98,427	—	95,415	4,818

Total without an allowance recorded	$129,545	$129,545	$—	$180,690	$6,788

	Twelve months ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded
Retail	$6,679	$9,072	$2,393	$7,573	$406

Without an allowance recorded
Office	$8,436	$8,436	$—	$8,436	$—
Industrial	119,260	119,260	—	119,285	5,333
Retail	11,735	11,735	—	13,011	1,220
Other	92,402	92,402	—	86,312	5,844

Total without an allowance recorded	$231,833	$231,833	$—	$227,044	$12,397

Credit Quality Indicators
The credit quality of the mortgage loan portfolio is assessed monthly to determine the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met. Retail loans classified as non-performing amounted to $10,857,000 and $3,685,000 as of September 30, 2011 and December 31, 2010, respectively. Office loans classified as non-performing amounted to $8,436,000 and $0 at September 30, 2011 and December 31, 2010, respectively. All other loans were classified as performing.
During the nine months ended September 30, 2011, American National sold one industrial loan with a recorded investment of $27,532,000 and realized a gain of $4,968,000.
There were no troubled debt restructurings during the nine months ended September 30, 2011.

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
Bonds
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	September 30,	December 31,
	2011	2010

AAA	8.5%	10.0%
AA	12.2	10.2
A	38.5	37.0
BBB	36.6	37.2
BB and below	4.2	5.6

Total	100.0%	100.0%

Equity Securities
American National’s equity securities by market sector distribution are shown below:

	September 30,	December 31,
	2011	2010

Consumer goods	20.9%	20.7%
Energy and utilities	17.9	18.5
Financials	17.6	16.6
Information technology	16.1	16.3
Healthcare	11.2	10.4
Industrials	8.8	10.3
Communications	4.5	4.2
Materials	2.8	3.0
Other	0.2	—

Total	100.0%	100.0%

Mortgage loans and investment real estate
American National makes mortgage loans and invests in real estate primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio of mortgage loans and real estate properties by considering the property-type as well as the geographic distribution of the property, which is the underlying mortgage collateral or investment property.
Mortgage loans and investment real estate by property-type distribution are as follows:

	Mortgage Loans		Investment Real Estate
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010

Office buildings	31.4%	29.3%	22.5%	20.8%
Industrial	24.9	31.5	16.8	24.1
Shopping centers	19.6	17.3	39.6	35.6
Hotels and motels	11.9	12.5	2.1	2.0
Other	12.2	9.4	19.0	17.5

Total	100.0%	100.0%	100.0%	100.0%

Mortgage loans and investment real estate by geographic distribution are as follows:

	Mortgage Loans		Investment Real Estate
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010

West South Central	24.8%	23.0%	67.6%	61.2%
South Atlantic	21.3	19.3	11.4	18.4
East North Central	18.6	20.4	5.4	5.6
Pacific	10.3	9.4	2.4	2.2
Mountain	7.0	7.4	7.1	1.3
Middle Atlantic	5.8	6.2	—	—
East South Central	5.7	6.5	5.2	10.1
West North Central	3.1	4.1	0.9	1.2
New England	2.8	3.1	—	—
Other	0.6	0.6	—	—

Total	100.0%	100.0%	100.0%	100.0%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$22,277	$22,508	$23,117	$23,405
States of the U.S. and political subdivisions of the states	411,656	441,375	422,249	422,446
Foreign governments	29,038	33,736	29,020	33,930
Corporate debt securities	8,041,927	8,591,331	7,293,501	7,738,777
Residential mortgage-backed securities	740,757	795,469	661,516	691,820
Commercial mortgage-backed securities	31,340	16,647	31,340	13,582
Collateralized debt securities	7,142	6,174	8,562	8,315
Other debt securities	38,657	42,446	44,245	47,559

Total bonds held-to-maturity	9,322,794	9,949,686	8,513,550	8,979,834

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	11,092	11,092	13,907	13,907
States of the U.S. and political subdivisions of the states	614,682	614,682	594,112	594,112
Foreign governments	7,437	7,437	6,967	6,967
Corporate debt securities	3,417,199	3,417,199	3,201,569	3,201,569
Residential mortgage-backed securities	224,704	224,704	271,393	271,393
Collateralized debt securities	19,361	19,361	20,709	20,709
Other debt securities	15,168	15,168	14,956	14,956

Total bonds available-for-sale	4,309,643	4,309,643	4,123,613	4,123,613

Total fixed maturity securities	13,632,437	14,259,329	12,637,163	13,103,447

Equity securities
Common stock	907,888	907,888	1,045,888	1,045,888
Preferred stock	37,606	37,606	36,867	36,867

Total equity securities	945,494	945,494	1,082,755	1,082,755

Options	49,707	49,707	66,716	66,716
Mortgage loans on real estate, net of allowance	2,793,656	2,913,882	2,679,909	2,703,674
Policy loans	389,844	389,844	380,505	380,505
Short-term investments	350,430	350,430	486,206	486,206
Separate account assets	711,135	711,135	780,563	780,563

Total financial assets	$18,872,703	$19,619,821	$18,113,817	$18,603,866

Financial liabilities:
Investment contracts	$9,458,567	9,458,567	$8,586,041	$8,586,041
Liability for embedded derivatives of
equity-indexed annuities	42,898	42,898	59,644	59,644
Notes payable	58,481	58,481	60,140	60,140
Separate account liabilities	711,135	711,135	780,563	780,563

Total financial liabilities	$10,271,081	$10,271,081	$9,486,388	$9,486,388

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. American National defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for equity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect American National’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and third-party evaluation, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
American National has evaluated the types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3.
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

Additionally, American National holds a small amount of fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturity securities, a quote from a broker (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate that the price is indicative only, American National includes these fair value estimates in Level 3. The pricing of certain private placement debt also includes significant non-observable inputs, the internally determined credit rating of the security, and an externally provided credit spread, and these securities are classified as Level 3 measurements.
For public common and preferred stocks, American National receives prices from a nationally recognized pricing service that are based on observable market transactions and these securities are disclosed in Level 1. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, American National receives an estimate of fair value from the pricing service that provides fair value estimates for the fixed maturity securities. The service utilizes some of the same methodologies to price the preferred stocks as it does for the fixed maturity securities. These estimates for equity securities are classified as Level 2 measurements.
Some assets and liabilities do not fit the hierarchical model for determining fair value. For policy loans, the carrying amount approximates their fair value, because the policy loans cannot be separated from the policy contract. The fair value of investment contract liabilities is determined in accordance with GAAP rules on insurance products and is estimated using a discounted cash flow model using American National’s current interest rates on new products. The carrying value for these contracts approximates their fair value. The carrying amount for notes payable approximates their fair value.

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of September 30, 2011 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$22,508	$—	$22,508	$—
States of the U.S. and political subdivisions of the states	441,375	—	441,237	138
Foreign governments	33,736	—	33,736
Corporate debt securities	8,591,331	—	8,532,503	58,828
Residential mortgage-backed securities	795,469	—	793,644	1,825
Commercial mortgage-backed securities	16,647	—	16,647	—
Collateralized debt securities	6,174	—	—	6,174
Other debt securities	42,446	—	42,446	—

Total bonds held-to-maturity	9,949,686	—	9,882,721	66,965

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	11,092	—	11,092	—
States of the U.S. and political subdivisions of the states	614,682	—	612,157	2,525
Foreign governments	7,437	—	7,437	—
Corporate debt securities	3,417,199	—	3,408,842	8,357
Residential mortgage-backed securities	224,704	—	224,697	7
Collateralized debt securities	19,361	—	19,102	259
Other debt securities	15,168	—	15,168	—

Total bonds available-for-sale	4,309,643	—	4,298,495	11,148

Total fixed maturity securities	14,259,329	—	14,181,216	78,113

Equity securities
Common stock	907,888	907,888	—	—
Preferred stock	37,606	37,606	—	—

Total equity securities	945,494	945,494	—	—

Options	49,707	—	—	49,707
Mortgage loans on real estate	2,913,882	—	2,913,882	—
Short-term investments	350,430	—	350,430	—
Separate account assets	711,135	—	711,135	—

Total financial assets	$19,229,977	$945,494	$18,156,663	$127,820

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$42,898	$—	$—	$42,898
Separate account liabilities	711,135	—	711,135	—

Total financial liabilities	$754,033	$—	$711,135	$42,898

	Fair Value Measurement as of December 31, 2010 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities
Bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,405	$—	$23,405	$—
States of the U.S. and political subdivisions of the states	422,446	—	422,308	138
Foreign governments	33,930	—	33,930	—
Corporate debt securities	7,738,777	—	7,680,834	57,943
Residential mortgage-backed securities	691,820	—	689,487	2,333
Commercial mortgage-backed securities	13,582	—	13,582	—
Collateralized debt securities	8,315	—	—	8,315
Other debt securities	47,559	—	47,559	—

Total bonds held-to-maturity	8,979,834	—	8,911,105	68,729

Bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,907	—	13,907	—
States of the U.S. and political subdivisions of the states	594,112	—	591,587	2,525
Foreign governments	6,967	—	6,967	—
Corporate debt securities	3,201,569	—	3,182,625	18,944
Residential mortgage-backed securities	271,393	—	271,376	17
Collateralized debt securities	20,709	—	20,447	262
Other debt securities	14,956	—	14,956	—

Total bonds available-for-sale	4,123,613	—	4,101,865	21,748

Total fixed maturity securities	13,103,447	—	13,012,970	90,477

Equity securities
Common stock	1,045,888	1,045,888
Preferred stock	36,867	36,867	—	—

Total equity securities	1,082,755	1,082,755	—	—

Options	66,716	—	—	66,716
Mortgage loans on real estate	2,703,674	—	2,703,674	—
Short-term investments	486,206	—	486,206	—
Separate account assets	780,563	—	780,563	—

Total financial assets	$18,223,361	$1,082,755	$16,983,413	$157,193

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$59,644	$—	$—	$59,644
Separate account liabilities	780,563	—	780,563	—

Total financial liabilities	$840,207	$—	$780,563	$59,644

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands)

		Equity-	Liability for
	Investment	Indexed	Embedded
	Securities	Options	Derivatives	Total
Three Months Ended September 30, 2011
Balance, beginning of period	$76,886	$71,525	$(65,025)	$83,386
Total realized and unrealized investment gains/losses
Included in other comprehensive income	1,606	—	—	1,606
Net fair value change included in realized gains/losses	—	—	—	—
Net gain for derivatives included in net investment income	—	(23,449)	—	(23,449)
Net change included in interest credited	—	—	22,127	22,127
Purchases, sales and settlements or maturities
Purchases	1	5,350	—	5,351
Sales	(257)	—	—	(257)
Settlements or maturities	(123)	(3,719)	—	(3,842)

Balance, end of period	$78,113	$49,707	$(42,898)	$84,922

Three Months Ended September 30, 2010
Balance, beginning of period	$81,900	$41,344	$(23,341)	$99,903
Total realized and unrealized investment gains/losses
Included in other comprehensive income	(174)	—	—	(174)
Net fair value change included in realized gains/losses	7	—	—	7
Net loss for derivatives included in net investment income	—	10,231	—	10,231
Net change included in interest credited	—	—	(25,662)	(25,662)
Purchases, sales and settlements or maturities
Purchases	14,895	7,676	—	22,571
Sales	(418)	—	—	(418)
Settlements or maturities	—	(3,892)	—	(3,892)
Gross transfers out of Level 3	(1,874)	—	—	(1,874)

Balance, end of period	$94,336	$55,359	$(49,003)	$100,692

		Equity-	Liability for
	Investment	Indexed	Embedded
	Securities	Options	Derivatives	Total
Nine Months Ended September 30, 2011
Balance, beginning of period	$90,477	$66,716	$(59,644)	$97,549
Total realized and unrealized investment gains/losses
Included in other comprehensive income	1,348	—	—	1,348
Net fair value change included in realized gains/losses	168	—	—	168
Net gain for derivatives included in net investment income	—	(18,152)	—	(18,152)
Net change included in interest credited	—	—	16,746	16,746
Purchases, sales and settlements or maturities
Purchases	13	14,226	—	14,239
Sales	(10,438)	—	—	(10,438)
Settlements or maturities	(3,455)	(13,083)	—	(16,538)

Balance, end of period	$78,113	$49,707	$(42,898)	$84,922

Nine Months Ended September 30, 2010
Balance, beginning of period	$36,966	$32,801	$(22,487)	$47,280
Total realized and unrealized investment gains/losses
Included in other comprehensive income	1,004	—	—	1,004
Net fair value change included in realized gains/losses	(10)	—	—	(10)
Net loss for derivatives included in net investment income	—	(1,658)	—	(1,658)
Net change included in interest credited	—	—	(26,516)	(26,516)
Purchases, sales and settlements or maturities
Purchases	65,036	31,141	—	96,177
Settlements or maturities	(1,472)	(6,925)	—	(8,397)
Gross transfers into Level 3	5,913	—	—	5,913
Gross transfers out of Level 3	(13,101)	—	—	(13,101)

Balance, end of period	$94,336	$55,359	$(49,003)	$100,692

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
There were no transfers between Level 1 and Level 2 fair value hierarchies.

9. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at December 31, 2010	$661,377	$446,996	$64,967	$145,086	$1,318,426

Additions	59,672	98,345	9,599	209,542	377,158
Amortization	(55,848)	(67,840)	(16,011)	(194,925)	(334,624)
Effect of change in unrealized gains/losses on available-for-sale securities	3,005	(10,625)	—	—	(7,620)

Net change	6,829	19,880	(6,412)	14,617	34,914

Balance at September 30, 2011	$668,206	$466,876	$58,555	$159,703	$1,353,340

Premiums for the nine months ended:
September 30, 2011	$207,786	$73,304	$174,736	$856,958	$1,312,784

September 30, 2010	$209,670	$132,140	$200,553	$871,672	$1,414,035

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
10. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
The liability for unpaid claims and claim adjustment expenses for accident and health, and property and casualty insurance is included in the liability for policy and contract claims in the consolidated statements of financial position and represents the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liability for unpaid claims and claim adjustment expenses are estimated based upon American National’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of changes in such estimated liability are included in the consolidated results of operations in the period in which the changes occur.
Activities in the liability for unpaid claims and claim adjustment expenses (“claims”) are shown below (in thousands):

	2011	2010

Unpaid claims balance at January 1	$1,210,126	$1,214,996
Less reinsurance recoverables	222,635	252,502

Net beginning balance	987,491	962,494

Incurred claims related to:
Current	857,660	919,021
Prior years	(47,864)	(70,174)

Total incurred claims	809,796	848,847

Paid claims related to:
Current	536,834	552,163
Prior years	290,279	273,531

Total paid claims	827,113	825,694

Net balance	970,174	985,647
Plus reinsurance recoverables	253,178	230,077

Unpaid claims balance at September 30	$1,223,352	$1,215,724

The potential uncertainty caused by volatility in loss development profiles is adjusted through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and claims adjustment expenses attributable to insured events of prior years decreased by approximately $47,864,000 during the first nine months of 2011 and $70,174,000 during the same period in 2010.
11. NOTES PAYABLE
American National’s real estate holding subsidiaries are partners in certain ventures determined to be VIEs, and are consolidated in American National’s consolidated financial statements. At September 30, 2011, the current portion and the long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $0 and $58,481,000, respectively. At December 31, 2010, the current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $47,632,000 and $12,508,000, respectively. The long-term notes payable have interest rates equivalent to adjusted LIBOR plus 1.00% and 2.50%. The average interest rate on the long-term notes payable was 4.33% and 6.38% during the first nine months of 2011 and 2010, respectively, and will mature in 2012, 2016 and 2049. The real estate owned through the respective venture entity secures each of these notes, and American National’s liability for these notes is limited to the amount of its investment in the respective venture, which totaled $21,505,000 at September 30, 2011 and $21,224,000 at December 31, 2010.
12. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate to the statutory federal income tax rate is shown below (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Income tax expense on pre-tax income	$26,283	35.0%	$27,872	35.0%	$61,586	35.0%	$52,435	35.0%
Tax-exempt investment income	(1,968)	(2.6)	(2,211)	(2.8)	(6,035)	(3.4)	(6,771)	(4.5)
Dividend exclusion	(1,342)	(1.8)	(636)	(0.8)	(4,046)	(2.3)	(3,485)	(2.3)
Miscellaneous tax credits, net	(1,515)	(2.0)	(1,766)	(2.2)	(5,644)	(3.2)	(5,344)	(3.6)
Other items, net	(2,404)	(3.2)	7,998	10.0	(5,078)	(2.9)	7,745	5.2

Total	$19,054	25.4%	$31,257	39.2%	$40,783	23.2%	$44,580	29.8%

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	September 30,	December 31,
	2011	2010
DEFERRED TAX ASSETS:
Investments, principally due to impairment losses	$96,535	$106,445
Investment in real estate and other invested assets principally due to investment valuation allowances	8,631	9,237
Policyholder funds, principally due to policy reserve discount	231,301	230,496
Policyholder funds, principally due to unearned premium reserve	33,381	31,840
Non-qualified pension	28,841	29,345
Participating policyholders’ surplus	34,403	31,180
Pension	37,589	37,759
Commissions and other expenses	14,470	13,870
Tax carryforwards	30,408	26,599
Other assets	11,577	—

Gross deferred tax assets	527,136	516,771

DEFERRED TAX LIABILITIES:
Available-for-sale securities, principally due to net unrealized gains	(164,848)	(195,840)
Investment in bonds, principally due to accrual of discount on bonds	(11,033)	(16,639)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(361,428)	(350,981)
Property, plant and equipment, principally due to difference between
GAAP and tax depreciation methods	(10,248)	(5,668)
Other liabilities	—	(1,380)

Gross deferred tax liabilities	(547,557)	(570,508)

Total net deferred tax asset (liability)	$(20,421)	$(53,737)

Management believes that a sufficient level of taxable income will be achieved to utilize the deferred tax assets of the companies in the consolidated federal tax return; therefore, no valuation allowance was recorded as of September 30, 2011 or December 31, 2010. However, if not utilized beforehand, approximately $30,408,000 in ordinary loss tax carryforwards will expire at the end of tax year 2030.
American National recognizes interest expense and penalties related to uncertain tax positions. Interest expense and penalties are included in the “Other operating expenses” line in the consolidated statements of operations. No interest or penalties were recognized or accrued for the nine months ended September 30, 2011 or year ended December 31, 2010. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would affect American National’s effective tax rate.
The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 to 2010 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.
Approximately $34,441,000 and $35,893,000 in net federal income taxes were paid to the IRS during the nine months ended September 30, 2011 and 2010, respectively.

13. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
The details on the unrealized gains and losses included in comprehensive income (loss), and the related tax effects thereon, are shown below (in thousands):

	Before Federal	Federal Income	Net of Federal
	Income Tax	Tax	Income Tax
September 30, 2011
Unrealized holding gains (losses) during the period	$(61,422)	$(21,498)	$(39,924)
Reclassification adjustment for net (gains) losses realized in net income	(27,387)	(9,494)	(17,893)

Unrealized gains (losses) on available-for-sale securities	(88,809)	(30,992)	(57,817)
Adjustment to deferred policy acquisition costs	(7,620)	(2,725)	(4,895)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest	1,718	601	1,117

Net unrealized gain (loss)	$(94,711)	$(33,116)	$(61,595)

September 30, 2010
Unrealized holding gains (losses) during the period	$271,202	$94,897	$176,305
Reclassification adjustment for net (gains) losses realized in net income	(28,902)	(10,116)	(18,786)

Unrealized gains (losses) on available-for-sale securities	242,300	84,781	157,519
Adjustment to deferred policy acquisition costs	(80,063)	(28,021)	(52,042)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest	(9,023)	(3,158)	(5,865)

Net unrealized gain (loss)	$153,214	$53,602	$99,612

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30,	December 31,
	2011	2010
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(4,011,165)	(4,011,472)
Restricted shares	(261,334)	(261,334)

Unrestricted outstanding shares	26,559,950	26,559,643

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
RS Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero, of which 261,334 shares are unvested. The compensation expense recorded for the three months and nine months ended September 30, 2011 was $678,000 and $2,011,000, respectively. The compensation expense recorded for the three and nine months ended September 30, 2010 was $630,000 and $1,970,000, respectively.

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the Black-Scholes option pricing model to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $4,000 and $17,000 at September 30, 2011 and December 31, 2010, respectively. Compensation income was recorded totaling $9,000 and $13,000 for the three and nine months ended September 30, 2011, respectively. Compensation income was recorded totaling $23,000 and $1,606,000 for the three and nine months ended September 30, 2010, respectively.
RSUs are awarded as part of American National’s incentive compensation plan. In 2011, RSUs were also awarded as part of the Board of Directors compensation. The RSUs are converted to American National’s common stock on a one-for-one basis subject to a two-year cliff or three-year graded vesting requirement, depending on the grant date. These awards result in compensation expense to American National over the vesting period. Compensation expense was $530,000 and $1,343,000 for the three and nine months ended September 30, 2011, respectively. Compensation expense was $130,000 and $390,000 for the three and nine months ended September 30, 2010, respectively.
SAR, RS and RSU information for the period indicated is shown below:

		SAR Weighted-		RS Weighted-		RSU Weighted-
		Average Grant		Average Grant		Average Grant
	SAR Shares	Date Fair Value	RS Shares	Date Fair Value	RS Units	Date Fair Value

Outstanding at December 31, 2010	144,727	$109.40	261,334	$102.98	9,419	$109.29

Granted	—	—	—	—	61,481	79.63
Exercised	(133)	66.76	—	—	(480)	79.63
Forfeited	(4,358)	115.63	—	—	(854)	86.47
Expired	(12,800)	101.11	—	—	—	—

Outstanding at September 30, 2011	127,436	$110.06	261,334	$102.98	69,566	$83.56

The weighted-average contractual remaining life for the outstanding SAR shares as of September 30, 2011, is 3.8 years. The weighted-average exercise price, which is the same with the weighted-average grant date fair value above, for these shares is $110.06 per share. Of the shares outstanding, 92,407 are exercisable at a weighted-average exercise price of $108.96 per share.
The weighted-average contractual remaining life for the outstanding RS shares as of September 30, 2011, is 5.3 years. The weighted-average price at the date of grant for these shares is $102.98 per share. None of the shares outstanding were exercisable.
The weighted-average contractual remaining life for the outstanding RSUs as of September 30, 2011, is 2.3 years. The weighted-average price at the date of grant for these units is $83.56 per share. None of the outstanding units were exercisable.

Earnings (losses) per share
Basic earnings (losses) per share was calculated using a weighted-average number of shares outstanding of 26,559,865 and 26,558,832 at September 30, 2011 and 2010, respectively. The Restricted Stock resulted in diluted earnings per share as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding	26,559,950	26,558,832	26,559,865	26,558,832
Incremental shares from restricted stock	158,514	119,562	146,933	119,562

Total shares for diluted calculations	26,718,464	26,678,394	26,706,798	26,678,394

Net income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	$57,569,000	$47,569,000	$136,109,000	$106,968,000
Net income (loss) from discontinued operations	—	(513,000)	—	1,488,000

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$57,569,000	$47,056,000	$136,109,000	$108,456,000

Basic earnings (loss) per share from continued operations	$2.17	$1.79	$5.12	$4.02
Basic earnings (loss) per share from discontinued operations	—	$(0.02)	—	$0.06

Basic earnings (loss) per share	$2.17	$1.77	$5.12	$4.08

Diluted earnings (loss) per share from continued operations	$2.15	$1.78	$5.10	$4.01
Diluted earnings (loss) per share from discontinued operations	—	(0.02)	—	0.06

Diluted earnings (loss) per share	$2.15	$1.76	$5.10	$4.07

Dividends
American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity determined on a GAAP basis over that determined on a statutory basis. American National Insurance Company’s statutory capital and surplus was $2,008,626,000 at September 30, 2011 and $1,954,149,000 at December 31, 2010.
The same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by the parent company from its non-insurance subsidiaries was zero for the three and nine months ended September 30, 2011 and $2,000,000 and $6,000,000 for the three and nine months ended September 30, 2010, respectively.
At September 30, 2011, approximately $1,383,199,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to approximately $1,396,736,000 at December 31, 2010. Any transfer of these net assets to American National Insurance Company would be subject to statutory restrictions or approval.
Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. County Mutual has a management agreement, which effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interests that the policyholders of County Mutual have in the financial position of County Mutual is reflected as noncontrolling interest totaling $6,750,000 at September 30, 2011 and December 31, 2010.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership to certain of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a deficit of $16,051,000 and $2,708,000 at September 30, 2011 and December 31, 2010, respectively.

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
The accounting policies of the segments are the same as those referred to in Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Unaudited Consolidated Financial Statements. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
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
Beginning in 2011, American National discontinued the allocation of a “default charge” to its segments to improve the comparability for measuring business results between segments and between periods. This default charge represented compensation to the Corporate and Other business segment for the risk it assumed for realized investment losses through a charge to the insurance segments. Allocation of such charge was reducing the amount of net investment income allocated to those insurance segments. Net investment income of each business segment in the prior year was reclassified to be comparable with the current year’s measurement basis.

The following tables summarize results of operations by operating segments (in thousands):

	Three months ended September 30, 2011
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$71,926	$21,704	$57,708	$289,796	$—	$441,134
Other policy revenues	42,831	3,519	—	—	—	46,350
Net investment income	59,496	121,359	3,331	17,852	23,904	225,942
Other income	808	64	3,354	2,504	508	7,238

Total operating revenues	175,061	146,646	64,393	310,152	24,412	720,664
Realized gains (losses)on investments	—	—	—	—	12,680	12,680

Total premium and other revenues	175,061	146,646	64,393	310,152	37,092	733,344

Benefits, losses and expenses:
Policyholder benefits	75,472	29,960	—	—	—	105,432
Claims incurred	—	—	38,691	215,226	—	253,917
Interest credited to policyholders’ account balances	15,476	67,337	—	—	—	82,813
Commissions for acquiring and servicing policies	22,897	21,093	6,636	59,354	—	109,980
Other operating expenses	43,178	16,260	11,089	30,150	10,990	111,667
Change in deferred policy acquisition costs	1,012	(2,285)	2,717	(7,002)	—	(5,558)

Total benefits, losses and expenses	158,035	132,365	59,133	297,728	10,990	658,251

Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates	$17,026	$14,281	$5,260	$12,424	$26,102	$75,093

	Three months ended September 30, 2010
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$71,352	$51,180	$64,288	$297,703	$—	$484,523
Other policy revenues	42,837	3,505	—	—	—	46,342
Net investment income	58,426	143,154	3,753	17,751	14,997	238,081
Other income	996	121	2,364	2,226	437	6,144

Total operating revenues	173,611	197,960	70,405	317,680	15,434	775,090
Realized gains (losses) on investments	—	—	—	—	18,626	18,626

Total premiums and other revenues	173,611	197,960	70,405	317,680	34,060	793,716

Benefits, losses and expenses:
Policyholder benefits	73,402	56,963	—	—	—	130,365
Claims incurred	—	—	43,140	208,917	—	252,057
Interest credited to policyholders’ account balances	16,283	94,564	—	—	—	110,847
Commissions for acquiring and servicing policies	23,851	24,795	8,150	63,612	—	120,408
Other operating expenses	45,229	18,572	10,694	30,758	8,958	114,211
Change in deferred policy acquisition costs	(1,759)	(11,644)	891	(1,294)	—	(13,806)

Total benefits, losses and expenses	157,006	183,250	62,875	301,993	8,958	714,082

Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates	$16,605	$14,710	$7,530	$15,687	$25,102	$79,634

	Nine months ended September 30, 2011
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$207,786	$73,304	$174,736	$856,958	$—	$1,312,784
Other policy revenues	129,742	12,118	—	—	—	141,860
Net investment income	178,989	413,683	10,172	54,230	58,112	715,186
Other income	2,506	185	9,874	6,004	2,183	20,752

Total operating revenues	519,023	499,290	194,782	917,192	60,295	2,190,582
Realized gains (losses) on investments	—	—	—	—	57,637	57,637

Total premium and other revenues	519,023	499,290	194,782	917,192	117,932	2,248,219

Benefits, losses and expenses:
Policyholder benefits	232,013	102,770	—	—	—	334,783
Claims incurred	—	—	119,764	685,168	—	804,932
Interest credited to policyholders’ account balances	45,612	242,731	—	—	—	288,343
Commissions for acquiring and servicing policies	66,680	80,642	20,202	172,079	—	339,603
Other operating expenses	129,860	57,296	35,085	92,042	32,850	347,133
Change in deferred policy acquisition costs	(3,824)	(30,505)	6,412	(14,617)	—	(42,534)

Total benefits, losses and expenses	470,341	452,934	181,463	934,672	32,850	2,072,260

Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates	$48,682	$46,356	$13,319	$(17,480)	$85,082	$175,959

	Nine months ended September 30, 2010
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and other revenues:
Premiums	$209,670	$132,140	$200,553	$871,672	$—	$1,414,035
Other policy revenues	126,613	11,453	—	—	—	138,066
Net investment income	175,732	387,439	11,770	55,096	37,927	667,964
Other income	2,786	282	7,654	6,121	2,727	19,570

Total operating revenues	514,801	531,314	219,977	932,889	40,654	2,239,635
Realized gains (losses) on investments	—	—	—	—	50,437	50,437

Total premium and other revenues	514,801	531,314	219,977	932,889	91,091	2,290,072

Benefits, losses and expenses:
Policyholder benefits	220,408	155,100	—	—	—	375,508
Claims incurred	—	—	141,330	702,134	—	843,464
Interest credited to policyholders’ account balances	44,277	240,456	—	—	—	284,733
Commissions for acquiring and servicing policies	67,513	75,944	27,265	172,460	—	343,182
Other operating expenses	131,604	52,456	35,806	94,028	26,293	340,187
Change in deferred policy acquisition costs	(5,903)	(40,584)	3,784	(4,112)	—	(46,815)

Total benefits, losses and expenses	457,899	483,372	208,185	964,510	26,293	2,140,259

Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates	$56,902	$47,942	$11,792	$(31,621)	$64,798	$149,813

16. COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of operations, American National and its subsidiaries had commitments outstanding at September 30, 2011, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating $274,457,000, of which $173,999,000 is expected to be funded in 2011. The remaining balance of $100,458,000 will be funded in 2012 and beyond. As of September 30, 2011, all of the mortgage loan commitments have fixed interest rates.
In September 2011, American National renewed a previous $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 subfeature for the issuance of letters of credit. The renewal contained a slight modification to duration from a mid-month to quarter-end expiration. Borrowings under the facility are at the discretion of the lender and would be used only for funding American National’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2011 and December 31, 2010, the outstanding letters of credit were $33,823,000 and $37,452,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2012. American National expects it will be renewed on substantially equivalent terms upon expiration.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2011, was approximately $206,513,000 while the total cash value of the related life insurance policies was approximately $209,109,000.
Litigation
As previously disclosed, American National negotiated a settlement agreement with Plaintiff in a putative class action lawsuit, Rand v. American National Insurance Company (U.S. District Court for the Northern District of California, filed February 12, 2009). During the quarter ended March 31, 2011, American National reserved $12,000,000 for this settlement agreement. In September of 2011, the Court entered an Order approving the Settlement and entered Final Judgment on the case. American National is in the process of completing administration of the settlement pursuant to the terms of the settlement agreement and anticipates finalizing administration at the beginning of 2012.
American National and certain subsidiaries are defendants in other lawsuits concerning alleged failure to honor certain loan commitments, alleged breach of certain agency and real estate contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and other litigation arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position or results of operations. However, these lawsuits are in various stages of development, and future facts and circumstances could result in management’s changing its conclusions.
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

17. DISCONTINUED OPERATIONS
On December 31, 2010, American National sold its wholly-owned broker-dealer subsidiary, Securities Management & Research, Inc. (“SM&R”), to a third-party financial services corporation. The sale qualified for discontinued operations accounting and accordingly, the results of operations for this subsidiary are presented as discontinued operations in American National’s consolidated statements of operations for the three and nine months ended September 30, 2010. SM&R had previously been a component of the Corporate and Other business segment.
The following table summarizes income (loss) from discontinued operations (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010
Revenues:
Net investment income	$—	$145
Realized investment gains (losses)	591	3,521
Other Income	1,997	8,504

Total revenues	2,588	12,170

Expenses
Other operating costs	2,378	8,928

Total expenses	2,378	8,928

Income (loss) from discontinued operations	210	3,242

Impairment	(1,000)	(1,000)

Income (loss) from discontinued operations before income tax	(790)	2,242

Income tax expense (benefit)	(277)	754

Income (loss) from discontinued operations, net of tax	$(513)	$1,488

Cash flows related to discontinued operations have been combined with cash flows from continuing operations within each category of the consolidated statements of cash flows, the effect of which is immaterial to all periods presented.

18. RELATED PARTY TRANSACTIONS
American National has entered into recurring transactions and agreements with certain related parties as a part of its ongoing operations. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions for the periods indicated is shown below (in thousands):

				Amount due to/(from)
		Dollar Amount of Transactions		American National
		Nine months ended September 30,		September 30,	December 31,
Related Party	Financial Statement Line Impacted	2011	2010	2011	2010

Gal-Tex Hotel Corporation	Mortgage loans on real estate	$738	$687	$10,212	$10,951
Gal-Tex Hotel Corporation	Net investment income	578	629	62	66
Gal-Tex Hotel Corporation	Other operating expenses	199	196	20	21
Gal-Tex Hotel Corporation	Accident and health premiums	32	56	32	56
Moody Insurance Group, Inc.	Commissions for acquiring and servicing policies	2,409	2,249	(346)	(7,173)
Moody Insurance Group, Inc.	Other operating expenses	97	103	—	—
National Western Life Ins. Co.	Accident and health premiums	152	116	17	14
National Western Life Ins. Co.	Other operating expenses	1,031	925	(76)	(71)
Moody Foundation	Accident and health premiums	234	206	24	7
Greer, Herz and Adams, LLP	Other operating expenses	5,830	8,387	348	251
Information Regarding Related Parties and Transactions
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation (“Gal-Tex”). The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National. American National held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $10,212,000 as of September 30, 2011, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.
Management Contracts with Gal-Tex: American National entered into management contracts with a subsidiary of Gal-Tex for the management of a hotel and adjacent fitness center owned by American National. Such contracts can be terminated upon thirty days’ prior written notice.
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
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). Such information should be read in conjunction with our unaudited consolidated financial statements included in Item 1, Financial Statements, of this Form 10-Q.

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

We describe these risks and uncertainties in detail in Item IA, Risk Factors, in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011, as supplemented by our discussion in Part II Item 1A, Risk Factors, to this Form 10Q. It has never been a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.
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
Critical Accounting Estimates
The unaudited interim consolidated financial statements have been prepared in conformity with GAAP. In addition to GAAP, insurance companies apply specific SEC regulations when preparing the consolidated financial statements. The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from results reported using those estimates.
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
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For discussions of our segment results, see the “Results of Operations and Related Information by Segment” section. The following table sets forth the consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Premiums	$441,134	$484,523	$(43,389)	$1,312,784	$1,414,035	$(101,251)
Other policy revenues	46,350	46,342	8	141,860	138,066	3,794
Net investment income	225,942	238,081	(12,139)	715,186	667,964	47,222
Realized investments gains, net	12,680	18,626	(5,946)	57,637	50,437	7,200
Other income	7,238	6,144	1,094	20,752	19,570	1,182

Total premiums and other revenues	733,344	793,716	(60,372)	2,248,219	2,290,072	(41,853)

Benefits, losses and expenses:
Policyholder benefits	105,432	130,365	(24,933)	334,783	375,508	(40,725)
Claims incurred	253,917	252,057	1,860	804,932	843,464	(38,532)
Interest credited to policyholders’ account balances	82,813	110,847	(28,034)	288,343	284,733	3,610
Commissions for acquiring and servicing policies	109,980	120,408	(10,428)	339,603	343,182	(3,579)
Other operating expenses	111,667	114,211	(2,544)	347,133	340,187	6,946
Change in deferred policy acquisition costs (1)	(5,558)	(13,806)	8,248	(42,534)	(46,815)	4,281

Total benefits and expenses	658,251	714,082	(55,831)	2,072,260	2,140,259	(67,999)

Income before other items and federal income taxes	$75,093	$79,634	$(4,541)	$175,959	$149,813	$26,146

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Consolidated earnings decreased during the three months ended September 30, 2011 compared to 2010 primarily as a result of:
•	a decrease in our property and casualty segment earnings due to weather-related events,

•	a decrease in health segment earnings, as a result of discontinued products and

•	decreases in net investment income and realized investment gains due to negative market value adjustments for option investments, which support our equity-indexed annuity products.
The decrease was partially offset by decreases in interest credited to policyholders’ account balances (“interest credited”).
Consolidated earnings increased during the nine months ended September 30, 2011 compared to 2010 primarily as a result of:
•	improved property and casualty segment results and

•	an increase in net investment income primarily due to an increase in invested assets.
In the Consolidated Results of Operations above and in the segment discussions that follow, certain amounts in the prior year have been reclassified to conform to the current year presentation. See Note 15, Segment Information, of the Notes to the Unaudited Consolidated Financial Statements.

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

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Premiums	$71,926	$71,352	$574	$207,786	$209,670	$(1,884)
Other policy revenues	42,831	42,837	(6)	129,742	126,613	3,129
Net investment income	59,496	58,426	1,070	178,989	175,732	3,257
Other income	808	996	(188)	2,506	2,786	(280)

Total premiums and other revenues	175,061	173,611	1,450	519,023	514,801	4,222

Benefits, losses and expenses:
Policyholder benefits	75,472	73,402	2,070	232,013	220,408	11,605
Interest credited to policyholders’ account balances	15,476	16,283	(807)	45,612	44,277	1,335
Commissions for acquiring and servicing policies	22,897	23,851	(954)	66,680	67,513	(833)
Other operating expenses	43,178	45,229	(2,051)	129,860	131,604	(1,744)
Change in deferred policy acquisition costs (1)	1,012	(1,759)	2,771	(3,824)	(5,903)	2,079

Total benefits and expenses	158,035	157,006	1,029	470,341	457,899	12,442

Income before other items and federal income taxes	$17,026	$16,605	$421	$48,682	$56,902	$(8,220)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Earnings for the three months ended September 30, 2011 were relatively flat compared to the same period for 2010. For the nine months ended September 30, 2011, earnings decreased compared to the same periods in 2010, primarily attributable to an increase in policyholder benefits.
Premiums and other revenues
Changes in premiums are primarily driven by new sales during the period and the persistency of in-force policies. Premiums were relatively flat in the three and nine months ended September 30, 2011.
Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase during the nine-month period was primarily driven by growth in total mortality charges, as well as an increase in terminations during the first quarter, resulting in additional surrender charges and related fees.
Benefits, losses and expenses
Policyholder benefits increased for the three and nine months ended September 30, 2011 compared to 2010. The increases were the result of higher mortality costs net of reinsurance, primarily due to an increase in claims, most notably on larger face-value policies.

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change

Acquisition cost capitalized	$20,153	$21,474	$(1,321)	$59,672	$59,622	$50
Amortization of DAC	(21,165)	(19,715)	(1,450)	(55,848)	(53,719)	(2,129)

Change in deferred policy acquisition costs (1)	$(1,012)	$1,759	$(2,771)	$3,824	$5,903	$(2,079)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
The increase in the amortization of DAC was the result of the previously described increase in policy terminations.
Regulatory Matters
On July 5, 2011, the State of New York Insurance Department issued a directive requiring life insurers doing business in the State of New York to utilize data available in the U. S. Social Security Death Master File (“SSA Master File”) to identify situations where death benefits under life insurance contracts, annuities and retained assets accounts could be due, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. We are reviewing our claims settlement procedures and utilizing information in the SSA Master File to determine when insureds have died. American National is evaluating the impact of the previously mentioned regulatory directive, if any, on its consolidated financial statements.
Policy In-Force Information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	September 30,
	2011	2010	Change

Life insurance in-force
Traditional life	$46,562,702	$45,751,640	$811,062
Interest-sensitive life	23,640,651	23,999,398	(358,747)

Total life insurance in-force	$70,203,353	$69,751,038	$452,315

The following table summarizes changes in the Life segment’s number of policies in-force:

	September 30,
	2011	2010	Change

Number of policies in-force
Traditional life	2,220,085	2,298,203	(78,118)
Interest-sensitive life	177,734	175,873	1,861

Total number of policies	2,397,819	2,474,076	(76,257)

There was an increase in total life insurance in-force in 2011 compared to 2010. The increase to our traditional life products is believed to be the result of consumers seeking contract guarantees due to the economic environment in recent years. This increase was partially offset by a decrease in our interest-sensitive life policies as the result of lower prevailing interest rates.
The decrease in our policy count is attributable to surrenders and lapses, as well as new business activity generally being comprised of fewer but larger face-value policies.

Annuity
We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, multiple-line and employee agents. Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Premiums	$21,704	$51,180	$(29,476)	$73,304	$132,140	$(58,836)
Other policy revenues	3,519	3,505	14	12,118	11,453	665
Net investment income	121,359	143,154	(21,795)	413,683	387,439	26,244
Other income	64	121	(57)	185	282	(97)

Total premiums and other revenues	146,646	197,960	(51,314)	499,290	531,314	(32,024)

Benefits, losses and expenses:
Policyholder benefits	29,960	56,963	(27,003)	102,770	155,100	(52,330)
Interest credited to policyholders’ account balances	67,337	94,564	(27,227)	242,731	240,456	2,275
Commissions for acquiring and servicing policies	21,093	24,795	(3,702)	80,642	75,944	4,698
Other operating expenses	16,260	18,572	(2,312)	57,296	52,456	4,840
Change in deferred policy acquisition costs (1)	(2,285)	(11,644)	9,359	(30,505)	(40,584)	10,079
Total benefits and expenses	132,365	183,250	(50,885)	452,934	483,372	(30,438)

Income before other items and federal income taxes	$14,281	$14,710	$(429)	$46,356	$47,942	$(1,586)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Earnings remained relatively flat for the three months ended September 30, 2011 compared to 2010. The significant decreases in net investment income and offset to interest credited was primarily the result of benchmark interest rates declining during the period compared to the increases during the same period in 2010.
Earnings decreased slightly for the nine months ended September 30, 2011 compared to 2010 primarily as the result of a decrease in premiums offset by the related decrease in policyholders’ benefits, as well as growth in net investment income outpacing the growth in interest credited. The increase in other operating expenses was primarily the result of an accrual for a previously disclosed litigation matter resolved in the first quarter. For additional information, see Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements. Without this accrual, earnings would have increased $10.4 million compared to the first nine months of 2010.
Premiums and other revenues
Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change

Fixed deferred annuity	$265,606	$334,649	$(69,043)	$1,297,211	$781,041	$516,170
Single premium immediate annuity	38,067	61,692	(23,625)	120,674	310,647	(189,973)
Equity-indexed deferred annuity	41,147	52,478	(11,331)	117,800	135,253	(17,453)
Variable deferred annuity	29,367	18,864	10,503	75,481	67,168	8,313

Total	374,187	467,683	(93,496)	1,611,166	1,294,109	317,057
Less: policy deposits	352,483	416,503	(64,020)	1,537,862	1,161,969	375,893

Total earned premiums	$21,704	$51,180	$(29,476)	$73,304	$132,140	$(58,836)

Market interest rates reached and remained at record lows during the first nine months of 2011, keeping sales of our fixed annuity products strong as consumers sought the protection of these investments, though market volatility slowed sales during the third quarter. Fixed deferred annuity deposits decreased for the three months ended September 30, 2011 compared to 2010. We believe the decrease was driven primarily by consumer uncertainty during the third quarter as compared to the first half of the year and compared to the more optimistic environment in 2010. The financial market’s volatility and analysts’ predictions of increased chances of a “double-dip” recession may have impacted consumer intent to enter the market during the quarter.

Fixed deferred annuity deposits increased significantly for the nine months ended September 30, 2011 compared to 2010. The increase was primarily a result of our marketing efforts to expand bank distribution through new accounts. In addition, continued depressed interest rates assisted in making our fixed deferred annuity rates more attractive relative to other competing financial products.
Single premium immediate annuities (“SPIA”) decreased for the three and nine months ended September 30, 2011 compared to 2010. Premiums for this product decreased primarily as a result of lower investment yields, restraining demand for this product in anticipation of increased income payments in the future.
Equity-indexed annuities allow policyholders to participate in equity returns while also having certain downside protection resulting from guaranteed minimum crediting rates. Deposits for this product decreased during the three and nine months ended September 30, 2011 compared to the same period in 2010. We believe this decrease was primarily due to lower fixed investment yields resulting in lower declared indexed crediting terms.
Net investment income, a key component of the annuity segment profitability, decreased for the three months ended September 30, 2011 compared to 2010 as a result of negative returns from option investments which support our equity-indexed annuity products. Refer to the “Options and Derivatives” discussion for further analysis of these results.
Net investment income increased for the nine months ended September 30, 2011 compared to 2010. The increase was mainly attributed to a 9.9% increase in the average assets backing the in-force fixed deferred annuity account balances. The increase was partially offset by our option losses.
Benefits, losses and expenses
Policyholder benefits consist primarily of reserve increases and benefit payments on single premium immediate annuity contracts. The changes in this expense are consistent with the changes in total earned premiums in the current and comparable periods.
The decrease in the interest credited during the three months ended September 30, 2011 compared to 2010, as well as the increase in the nine months ended compared to 2010, were a direct result of the fluctuations in net investment income. Refer to the “Options and Derivatives” discussion for further analysis of these results.
Commissions decreased and increased for the three and nine months ended September 30, 2011, respectively, compared to 2010. These fluctuations were primarily due to the changes in premiums and annuity deposits.
Other operating expenses increased during the nine months ended September 30, 2011 compared to 2010 primarily as the result of an accrual related to the previously disclosed litigation matter. Without this accrual, other operating expenses would have decreased $7.2 million.

The change in DAC represents acquisition costs capitalized, net of amortization of existing DAC. The amortization of DAC is calculated in proportion to gross profits. The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change

Acquisition cost capitalized	$27,321	$28,633	$(1,312)	$98,345	$92,038	$6,307
Amortization of DAC	(25,036)	(16,989)	(8,047)	$(67,840)	(51,454)	(16,386)

Change in deferred policy acquisition costs (1)	$2,285	$11,644	$(9,359)	$30,505	$40,584	$(10,079)

(1)	A positive amount of net change indicates more expense was deferred than amortized and is a decrease to expense in the periods indicated.
The decrease in acquisition costs capitalized during the three months ended September 30, 2011 compared to the same period in 2010 was the result of lower premium and deposit inflows and related commissions. Conversely, the increase in acquisition costs capitalized during the nine months ended September 30, 2011 compared to the same period in 2010 were the result of higher premium and deposit inflows and related commissions.
The increase in amortization during the three and nine months ended September 30, 2011 compared to 2010 was the result of increased surrenders and withdrawals.
An important measure of the Annuity segment is the amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the three and nine months ended September 30, 2011, was 50.7% and 44.1%, respectively, compared to 36.6% and 37.9%, respectively, for the same periods in 2010. The increases in the ratios were primarily driven by the increase in surrenders during 2011 compared to 2010.
Options and Derivatives
We utilize equity options as a means to hedge equity-indexed deferred annuity benefits. Equity-indexed deferred annuities include a fixed host annuity contract and an embedded equity derivative. Interest credited is generally comprised of interest accruals to fixed deferred annuity account balances. In addition to the accrual of interest on the host contract, the gain or loss on the embedded equity derivative is also recognized as interest credited for equity-indexed deferred annuities. Embedded derivative gains and losses can introduce material fluctuations in interest credited from one period to the next.
The profits on fixed deferred annuity contracts are driven by the difference between interest earned and credited (interest spreads) and, to a lesser extent, other policy fees. When determining crediting rates for fixed deferred annuities, management considers current investment yields in setting new money crediting rates and looks at average portfolio yields when setting renewal rates. Management also takes into account target spreads established by pricing models while factoring in price levels needed to maintain a competitive position. Target interest spreads vary by product depending on specific attributes.

Shown below is the analysis of the impact to net investment income resulting from the change in market value of options (“option change”), along with the impact to interest credited to equity-indexed deferred annuity account values resulting from the change in market value of their underlying contracts (“equity-indexed change”) (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Net investment income
Without option change	$144,808	$132,923	$11,885	$431,835	$389,097	$42,738
Option change	(23,449)	10,231	(33,680)	(18,152)	(1,658)	(16,494)

Interest credited to policy account balances
Without equity-indexed change	71,636	97,037	(25,401)	250,638	230,018	20,620
Equity-indexed change	(4,299)	(2,473)	(1,826)	(7,907)	10,438	(18,345)
Net investment income without option change, as well as the related interest credited without equity-indexed change, increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increases were due to increases in aggregate annuity account values from year-to-date sales during 2011 and additional interest being credited on annuities in-force at year end 2010. The overall increase in the investment asset base attributed to annuities was 11.1% and 9.9% during the three and nine months ended September 30, 2011, respectively.
Option change, as well as the related equity-indexed change, decreased during the three and nine months ended September 30, 2011 compared to the same periods in 2010. These decreases were due to the deterioration of the S&P 500 Index of 14.3% and 10.0% during the three and nine months ended September 30, 2011 compared to the gains of 10.7% and 2.3% during the same periods in 2010.
Account Values
We monitor account values and changes in those values as key indicators of the performance of our Annuity segment. Changes in account values may result from net inflows, surrenders, policy fees, interest credited and market value changes. Account values and reserves of our annuity products increased during the first nine months of 2011 compared to the same period in 2010, primarily as a result of new deposits and interest credited. Shown below are the changes in account values (in thousands):

	Nine months ended September 30,
	2011	2010
Fixed deferred annuity:
Account value, beginning of period	$9,006,692	$8,151,366
Net inflows	1,212,531	460,618
Surrenders	(669,048)	(476,208)
Fees	(8,395)	(7,746)
Interest credited	240,826	243,082

Account value, end of period	$9,782,606	$8,371,112

Variable deferred annuity:
Account value, beginning of period	$415,757	$400,624
Net inflows	68,429	65,353
Surrenders	(81,452)	(84,416)
Fees	(3,644)	(3,586)
Change in market value and other	(29,702)	20,518

Account value, end of period	$369,388	$398,493

Single premium immediate annuity:
Reserve, beginning of period	$903,126	$820,295
Net inflows	26,485	33,231
Interest and mortality	31,593	29,981

Reserve, end of period	$961,204	$883,507

Health
The Health segment primarily focuses on supplemental and limited benefit coverage products including Medicare Supplement insurance for the senior market as well as hospital surgical and cancer policies for the general population. For the first nine months of 2011, premium volume was concentrated in our Medicare Supplement (43.7%) and medical expense (20.9%) lines. Our other health products include credit accident and health policies and other limited benefit coverages. Health products are distributed through a network of independent agents and Managing General Underwriters (“MGU”). Health segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Premiums	$57,708	$64,288	$(6,580)	$174,736	$200,553	$(25,817)
Net investment income	3,331	3,753	(422)	10,172	11,770	(1,598)
Other income	3,354	2,364	990	9,874	7,654	2,220

Total premiums and other revenues	64,393	70,405	(6,012)	194,782	219,977	(25,195)

Benefits, losses and expenses:
Claims incurred	38,691	43,140	(4,449)	119,764	141,330	(21,566)
Commissions for acquiring and servicing policies	6,636	8,150	(1,514)	20,202	27,265	(7,063)
Other operating expenses	11,089	10,694	395	35,085	35,806	(721)
Change in deferred policy acquisition costs (1)	2,717	891	1,826	6,412	3,784	2,628

Total benefits and expenses	59,133	62,875	(3,742)	181,463	208,185	(26,722)

Income before other items and federal income taxes	$5,260	$7,530	$(2,270)	$13,319	$11,792	$1,527

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Changes in earnings for the three and nine months ended September 30, 2011 were driven primarily by the discontinuation of sales of our medical expense insurance plans effective June 30, 2010. Additionally, sales of our Medicare Supplement product decreased due to aggressive pricing by a large competitor. Earnings for the three months ended September 30, 2011 decreased compared to 2010, due to the contracting block of business. Earnings improved for the nine months ended September 30, 2011 compared to 2010, primarily because the reductions in claims incurred and commissions outpaced the reduction in premiums.
Premiums and other revenues
Health premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010

Medicare Supplement	$25,030	43.4%	$29,218	45.5%	$76,361	43.7%	$89,340	44.6%
Medical expense	11,355	19.7	16,007	24.9	36,594	20.9	52,468	26.2
Group	8,820	15.3	7,459	11.6	24,535	14.0	21,761	10.9
Credit accident and health	5,027	8.7	5,283	8.2	15,184	8.7	16,126	8.0
MGU	3,438	6.0	2,541	4.0	9,911	5.7	8,288	4.1
All other	4,038	7.0	3,780	5.9	12,151	7.0	12,570	6.3

Total	$57,708	100.0%	$64,288	100.0%	$174,736	100.0%	$200,553	100.0%

Premiums decreased during the three and nine months ended September 30, 2011 compared to 2010, primarily due to the discontinuation of sales of our medical expense insurance plans effective June 30, 2010. Additionally, sales of our Medicare Supplement product decreased due to aggressive pricing of a large competitor.

Our in-force certificates or policies as of the dates indicated are as follows:

	September 30,
	2011		2010

Medicare Supplement	42,991	6.8%	51,164	8.3%
Medical expense	8,515	1.4	12,634	2.1
Group	15,666	2.5	13,443	2.2
Credit accident and health	281,685	44.7	300,826	49.1
MGU	141,770	22.5	79,960	13.0
All other	139,582	22.1	155,157	25.3

Total	630,209	100.0%	613,184	100.0%

In-force policies increased primarily due to an increase in MGU production.
Benefits, losses and expenses
Claims incurred decreased during the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decrease was primarily due to the discontinuance of sales of our medical expense insurance plans, as well as the decrease in sales of our Medicare Supplement products.
Commissions decreased for the three and nine months ended September 30, 2011 compared to the same period in 2010, consistent with lower premiums.
The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change

Acquisition cost capitalized	$2,859	$4,455	$(1,596)	$9,599	$13,775	$(4,176)
Amortization of DAC	(5,576)	(5,346)	(230)	(16,011)	(17,559)	1,548

Change in deferred policy acquisition costs (1)	$(2,717)	$(891)	$(1,826)	$(6,412)	$(3,784)	$(2,628)

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.
Acquisition cost capitalized decreased for the three and nine months ended September 30, 2011 compared to the same period in 2010, primarily due to the decrease in sales.

Property and Casualty
Property and Casualty business is written through our Multiple-Line and Credit Insurance Division agents. Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Net premiums written	$293,228	$298,743	$(5,515)	$878,015	$899,399	$(21,384)

Net premiums earned	$289,796	$297,703	$(7,907)	$856,958	$871,672	$(14,714)
Net investment income	17,852	17,751	101	54,230	55,096	(866)
Other income	2,504	2,226	278	6,004	6,121	(117)

Total premiums and other revenues	310,152	317,680	(7,528)	917,192	932,889	(15,697)

Benefits, losses and expenses:
Claims incurred	215,226	208,917	6,309	685,168	702,134	(16,966)
Commissions for acquiring and servicing policies	59,354	63,612	(4,258)	172,079	172,460	(381)
Other operating expenses	30,150	30,758	(608)	92,042	94,028	(1,986)
Change in deferred policy acquisition costs (1)	(7,002)	(1,294)	(5,708)	(14,617)	(4,112)	(10,505)

Total benefits and expenses	297,728	301,993	(4,265)	934,672	964,510	(29,838)

Income (Loss) before other items and federal income taxes	$12,424	$15,687	$(3,263)	$(17,480)	$(31,621)	$14,141

Loss ratio	74.3%	70.2%	4.1	80.0%	80.6%	(0.6)
Underwriting expense ratio	28.5	31.3	(2.8)	29.1	30.1	(1.0)

Combined ratio	102.8%	101.5%	1.3	109.1%	110.7%	(1.6)

Effect of net catastrophe losses on the combined ratio	7.5	2.3	5.2	14.6	12.3	2.3

Combined ratio without net catastrophe losses (2)	95.3%	99.2%	(3.9)	94.5%	98.4%	(3.9)

Gross catastrophe losses	$17,130	$4,561	$12,569	$207,084	$124,204	$82,880
Net catastrophe losses	22,789	7,183	15,606	113,619	104,185	9,434

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

(2)	Excludes reinstatement premiums
The Property and Casualty segment earnings decreased during the three months ended September 30, 2011 compared to 2010, primarily due to claims incurred from Hurricane Irene, which impacted much of the east coast of the United States, as well as Midwest weather-related catastrophe events. Results improved through the nine months ended September 30, 2011 compared to 2010. This is primarily due to improvement in our non-catastrophe combined ratios.
Premiums and other revenues
Net premiums written and earned decreased during the three and nine months ended September 30, 2011 compared to 2010. The three-month decrease is primarily due to decreased premiums in our personal auto products. During this time period, our average premium per policy has increased as we are obtaining additional premium per exposure. The nine-month decrease is primarily due to our catastrophe reinsurance reinstatement premium and decreased premiums across both personal and commercial lines of business. During the nine months ended September 30, 2011 our catastrophe reinsurance reinstatement premium increased by $9.3 million over the same period in 2010 as the result of higher catastrophe reinsurance recoveries in 2011 compared to 2010.
Benefits, losses and expenses
Claims incurred include losses and loss adjustment expenses (“LAE”) on property and casualty policies. Claims incurred increased during the three months ended September 30, 2011 and decreased for the nine months ended September 30, 2011 compared to 2010. The three-month increase was primarily due to increased claims incurred in our homeowner and agribusiness lines from the previously mentioned catastrophe events. The nine-month decrease resulted primarily from the decreases in losses incurred related to our personal and commercial auto policies and losses from our other commercial and credit-related property products.

The loss ratio increased for the three months ended September 30, 2011 compared to 2010 primarily from increased catastrophe claims activity for both personal and commercial lines of business.
Gross catastrophes for the three months and nine months ended September 30, 2011 were $17.1 million and $207.1 million, respectively, compared to $4.6 million and $124.2 million, respectively, for the same periods in 2010. Although we experienced a significant increase in our gross catastrophe losses, this was mitigated by our improved reinsurance program, which provided us with a significant increase in catastrophe reinsurance recoveries in 2011 compared to 2010. The additional catastrophe reinsurance recovery was attributable to lower catastrophe loss retentions and an aggregate property catastrophe excess reinsurance contract in place during 2011.
While the frequency of catastrophe events in 2011 was consistent with 2010, gross catastrophe losses increased primarily from the severity of the catastrophe events over the three months and nine months ended September 30, 2011. The nine months catastrophe activity includes a record number of tornados, two events which impacted primarily Alabama in late April and Joplin, Missouri in May. These two events alone accounted for $102.4 million in gross catastrophe losses and $28.8 million in net catastrophe losses during the nine-month period ending September 30, 2011.
The combined ratio, excluding net catastrophe losses, improved to 95.3% and 94.5% for the three and nine months ending September 30, 2011, respectively, compared with 99.2% and 98.4%, respectively, for the same periods in 2010. This was primarily driven by an improvement in rate adequacy. Inherent to our fundamental risk management practices, we continue to evaluate and manage our aggregate catastrophe risk exposure with targeted rate changes, risk selection and reinsurance coverage.
For the three and nine months ended September 30, 2011, the net favorable prior year loss and LAE development was $10.2 million and $38.1 million, respectively, compared to $20.9 million and $65.0 million favorable development for the three and nine months ended September 30, 2010, respectively. This favorable development is primarily in our workers’ compensation, personal auto and commercial liability lines, which are demonstrating better than expected loss emergence compared to what was implied by our historical development patterns.
Commissions for acquiring and servicing policies decreased during the three months ended September 30, 2011. This is primarily from an $8.0 million expense incurred during 2010 related to a revision in our post termination compensation plan with some agents which was not incurred in 2011 partially offset by increased commissions in our credit-related property products.
The decrease in expense as a result of the change in deferred policy acquisition costs for the three and nine months ended September 30, 2011 compared to 2010 is attributable to a shift in our credit-related property products from shorter duration products to longer duration products.
Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines, which we market primarily to individuals, represent 60.3% of net premiums written, (ii) Commercial Lines, which focus primarily on agricultural and other targeted commercial markets, represent 27.9% of net premiums written, and (iii) Credit-related property insurance products which are marketed to and through financial institutions and retailers and represent 11.8% of net premiums written.

Personal Products
Property and Casualty segment results for Personal Products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Net premiums written
Auto	$111,701	$120,238	$(8,537)	$340,111	$356,067	$(15,956)
Homeowner	61,483	61,715	(232)	161,484	168,854	(7,370)
Other Personal	9,675	9,916	(241)	27,699	30,825	(3,126)

Total net premiums written	$182,859	$191,869	$(9,010)	$529,294	$555,746	$(26,452)

Net premiums earned
Auto	114,730	121,408	(6,678)	349,542	351,905	(2,363)
Homeowner	56,612	56,794	(182)	160,112	162,471	(2,359)
Other Personal	9,537	10,033	(496)	27,392	29,353	(1,961)

Total net premiums earned	$180,879	$188,235	$(7,356)	$537,046	$543,729	$(6,683)

Loss ratio
Auto	77.3%	76.0%	1.3	74.3%	75.5%	(1.2)
Homeowner	95.3	80.5	14.8	123.5	107.8	15.7
Other Personal	56.9	64.7	(7.8)	74.2	61.4	12.8
Personal line loss ratio	81.8%	76.8%	5.0	89.0%	84.4%	4.6

Combined Ratio
Auto	96.3%	101.8%	(5.5)	94.9%	98.9%	(4.0)
Homeowner	115.0	110.2	4.8	147.6	134.8	12.8
Other Personal	106.0	76.0	30.0	95.8	70.2	25.6
Personal line combined ratio	102.6%	102.9%	(0.3)	110.6%	108.0%	2.6
Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the three and nine months ended September 30, 2011 compared to 2010, due to a decline in policies in-force resulting from a competitive marketplace and lower new business sales. During this time period, our average premium per policy has increased, driven by improvement in rate adequacy, resulting in an improvement in the loss and combined ratio for the nine months ended September 30, 2011.
The combined ratio improved for the three and nine months ended September 30, 2011 compared to 2010 primarily due to the previously mentioned decrease in commissions. The nine months ended combined ratio also improved as a result of a decreasing loss ratio.
Homeowners: Net premiums written and earned decreased during the three and nine months ended September 30, 2011 compared to 2010. The three-month decrease was due to lower policies in-force mostly offset by increases in premium per policy. The decrease for the nine-months ended was primarily attributable to catastrophe reinsurance reinstatement premiums as a result of higher catastrophe reinsurance losses ceded.
The loss and combined ratios increased during the three and nine months ended September 30, 2011 compared to 2010, due primarily to an increase in net claims incurred. The increase in claims incurred was a result of the increased severity of the catastrophe activity.
Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within their homeowner and auto policies. Net premiums written and earned have decreased during the nine months ended September 30, 2011 compared to 2010. Premiums are trending commensurate with the reduction in the homeowners and personal automobile lines as policies are typically sold in conjunction with one another.
The loss and combined ratios increased during the three and nine months ended September 30, 2011 compared to 2010 primarily due to increased umbrella claims and decreased premiums. As this is currently our smallest line of business in our Personal Products line, minor fluctuations in results can more easily cause volatility in these ratios.

Commercial Products
Property and Casualty segment results for Commercial Products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Net premiums written
Other Commercial	$27,357	$27,722	$(365)	$101,527	$99,922	$1,605
Agribusiness	25,702	27,287	(1,585)	75,758	81,311	(5,553)
Auto	17,235	18,839	(1,604)	67,394	70,154	(2,760)

Total net premiums written	$70,294	$73,848	$(3,554)	$244,679	$251,387	$(6,708)

Net premiums earned
Other Commercial	30,310	30,357	(47)	90,073	89,863	210
Agribusiness	26,174	26,917	(743)	75,981	79,534	(3,553)
Auto	20,698	22,093	(1,395)	63,571	65,045	(1,474)

Total net premiums earned	$77,182	$79,367	$(2,185)	$229,625	$234,442	$(4,817)

Loss ratio
Other Commercial	63.4%	61.4%	2.0	59.5%	89.0%	(29.5)
Agribusiness	109.4	79.3	30.1	132.0	120.3	11.7
Auto	64.9	73.7	(8.8)	57.9	63.2	(5.3)
Commercial line loss ratio	79.4%	70.9%	8.5	83.1%	92.5%	(9.4)

Combined ratio
Other Commercial	92.1%	90.2%	1.9	88.3%	117.9%	(29.6)
Agribusiness	146.1	117.0	29.1	169.0	156.4	12.6
Auto	86.1	96.5	(10.4)	80.3	87.1	(6.8)
Commercial line combined ratio	108.8%	101.1%	7.7	112.8%	122.4%	(9.6)
Other Commercial: The loss and combined ratios improved during the nine months ended September 30, 2011 compared to 2010. This improvement is the result of less claim activity in the workers’ compensation products, resulting in a $19.9 million decrease to benefits during the nine months ended September 30, 2011.
Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums written and earned decreased during the three and nine months ended September 30, 2011 compared to 2010. The decrease in the three-month period was primarily the result of a decrease in policies in-force. The nine-month period decrease was also due to the decrease in policies in-force as the result of non-renewing certain policies in unprofitable segments and catastrophe reinsurance reinstatement premiums that were not incurred in 2010.
The loss and combined ratios increased during the three and nine months ended September 30, 2011 compared to 2010, primarily as the result of the increase in catastrophe losses from Hurricane Irene in the month of August and other severe weather related events.
Commercial Automobile: Net premiums written and earned had a slight decrease during the three and nine months ended September 30, 2011 compared to 2010. The decrease was primarily the result of a reduction in polices in-force resulting from rate increases and improved selective underwriting. This product line experienced a 17.6% and 10.5% decrease in losses incurred during the three and nine months ended September 30, 2011, respectively. The decrease was due to a decrease in frequency and severity of claims, which resulted in an improvement in the loss and combined ratios during the periods.

Credit Products

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change

Net premiums written	$40,075	$33,026	$7,049	$104,042	$92,266	$11,776
Net premiums earned	$31,735	$30,101	1,634	90,287	93,501	(3,214)
Loss ratio	18.7%	27.1%	(8.4)	18.5%	28.4%	(9.9)
Combined ratio	89.0%	94.1%	(5.1)	90.6%	96.7%	(6.1)
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
Net premiums written and earned increased for the three months ended September 30, 2011 compared to 2010. The primary driver for the increase in premiums is the growth of our Guaranteed Asset Protection (“GAP”) products. Our credit business continues to shift from the shorter duration Collateral Protection products, to the longer duration GAP products. This shift is reflected in our net premiums earned. The primary driver for the increases in net premiums written, while net premiums earned decreased for the nine months ended September 30, 2011, is due to the previously mentioned shift in our product mix. Shorter duration products generally earn the entire premium within 12 months of the effective date, while longer duration products may take up to 84 months before they are fully earned.
The improvements in the loss ratios were attributable to an overall decline in claims incurred as a result of lower frequency and severity of claims. Specifically, the GAP line of business experienced a positive trend in claims incurred as the result of used automobile market values rebounding from the recent financial crisis.

Corporate and Other
Our Corporate and Other business segment primarily includes the capital not allocated to support our insurance business segments. Our capital and surplus is invested and managed by internal investment staff. Investments include publicly traded equities, real estate, mortgage loans, high-yield bonds, private equity partnerships, mineral interests and tax-advantaged instruments. Corporate and Other business segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Premiums and other revenues:
Net investment income	$23,904	$14,997	$8,907	$58,112	$37,927	$20,185
Realized investments gains, net	12,680	18,626	(5,946)	57,637	50,437	7,200
Other income	508	437	71	2,183	2,727	(544)

Total premiums and other revenues	37,092	34,060	3,032	117,932	91,091	26,841

Benefits, losses and expenses:
Other operating expenses	10,990	8,958	2,032	32,850	26,293	6,557

Total benefits, losses and expenses	10,990	8,958	2,032	32,850	26,293	6,557

Income before other items and federal income taxes	$26,102	$25,102	$1,000	$85,082	$64,798	$20,284

Earnings for the nine months ended September 30, 2011 increased compared to the same period in 2010, due to an increase in net investment income and realized investment gains offset somewhat by higher operating expenses. The increase in net investment income is primarily the result of higher interest income from our mortgage loan portfolio.
Investments
We manage our investment portfolio to optimize our rate of return commensurate with sound and prudent practices to maintain a well-diversified portfolio. Our investment operations are governed by various regulatory authorities including, but not limited to, the state insurance departments where our insurance companies are domiciled. Investment activities, including the setting of investment policies and defining acceptable risk levels, are subject to review and approval by our Board of Directors, which is assisted by our Finance Committee, comprised of two board members, senior executives and investment professionals.
Our insurance and annuity products are primarily supported by investment-grade bonds, collateralized mortgage obligations and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale as necessary to match our estimated future cash flow needs. We use statistical measures, such as duration and the modeling of future cash flows using stochastic interest rate scenarios, to balance our investment portfolio to the pricing objectives of our underlying insurance products. As part of our asset-liability risk management program, we monitor the composition of our fixed maturity securities between held-to-maturity and available-for-sale securities and adjust the concentrations within the portfolio as investments mature or with the purchase of new investments.
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

Composition of Invested Assets
The following table summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates) (in thousands, except percentages):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Bonds held-to-maturity, at amortized cost	$9,322,794	49.9%	$8,513,550	47.5%
Bonds available-for-sale, at fair value	4,309,643	23.1	4,123,613	23.0
Equity Securities, at fair value	945,494	5.0	1,082,755	6.0
Mortgage loans on real estate, net of allowance	2,793,656	15.0	2,679,909	15.0
Policy loans	389,844	2.1	380,505	2.1
Investment real estate, net of accumulated depreciation	461,710	2.5	521,768	2.9
Short-term investments	350,430	1.9	486,206	2.7
Other invested assets	96,655	0.5	119,251	0.8

Total Investments	$18,670,226	100.0%	$17,907,557	100.0%

The increase in our total investments was primarily a result of purchasing investments with the net proceeds of annuity and life premium and investment income. During the quarter ended September 30, 2011, we sold a portfolio of directly owned industrial real estate and our interests in partnerships of similar industrial real estate. These sales are the primary causes of the decrease in our investments in investment real estate and other invested assets.
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
Additionally, Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements within our Annual Report on Form 10-K as of and for the year ended December 31, 2010, filed with the SEC on March 2, 2011, contains a detailed description of the Company’s methodology for evaluating other-than-temporary impairment losses on its investments.
For the quarter ended September 30, 2011, our review of invested assets resulted in our recognizing, in realized losses, other-than-temporary-impairment losses of $4.9 million compared to $1.5 million for the quarter ended September 30, 2010. Each of the recognized impairments were attributable to equity securities trading below cost basis for a prolonged period of time and investment and operating management did not foresee a recovery to our cost basis within a reasonable period of time.
Investments to Support Our Insurance Business
Bonds- We allocate most of our fixed maturity securities to support our insurance business.
At September 30, 2011, our fixed maturity securities had an estimated fair market value of $14.3 billion, which was $876.4 million, or 6.5%, above amortized cost. At December 31, 2010, our fixed maturity securities had an estimated fair value of $13.1 billion, which was $664.6 million, or 5.3%, above amortized cost. The increase in total fair value was the result of new purchases to support policyholders’ account values attributable to annuity sales as well as market value increases.
Fixed maturity securities’ estimated fair value, due in one year or less, increased to $1.0 billion as of September 30, 2011 from $685.3 million as of December 31, 2010, as the result of approaching maturity dates of long-term bonds.

The following table identifies the total bonds by credit quality rating, using both S&P and Moody’s ratings (in thousands, except percentages):

	September 30, 2011			December 31, 2010
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$1,121,945	$1,210,687	8.5%	$1,258,952	$1,311,152	10.0%
AA	1,638,033	1,738,691	12.2	1,289,870	1,343,653	10.2
A	5,115,219	5,493,637	38.5	4,551,294	4,848,986	37.0
BBB	4,898,694	5,218,725	36.6	4,613,315	4,871,583	37.2
BB and below	609,045	597,589	4.2	725,436	728,073	5.6

Total	$13,382,936	$14,259,329	100.0%	$12,438,867	$13,103,447	100.0%

The slight shifts in the credit quality distribution of our investment grade bonds at September 30, 2011 compared to December 31, 2010, was primarily the result of purchase transactions and maturities. At 4.2% of our total bond portfolio, the exposure to below investment grade securities is acceptable to management. The decrease in the amount and percentage of fixed maturity securities rated below investment grade is primarily attributable to maturities.
Mortgage Loans- We invest in commercial mortgage loans that are diversified by borrower, property-type and geography. We do not make individual residential mortgage loans. Therefore, we have no direct exposure to sub-prime or Alt A mortgage loans in our portfolio. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are used to support a portion of our insurance liabilities. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized discount, deferred fees or expenses, and net of allowances.
The weighted average coupon yield on the principal funded for mortgage loans was 6.3% and 6.8% for the nine months ended September 30, 2011 and year ended December 31, 2010, respectively.
Equity Securities- As of September 30, 2011, 96.0% of our equity securities consisted of publicly traded (on a national U.S. stock exchange) common stock. The remaining 4.0% of the equity securities consisted of publicly traded preferred stock. As of December 31, 2010, 96.6% of our equity securities consisted of publicly traded common stock, and the remaining 3.4% consisted of publicly traded preferred stock. The decrease in the fair value of our equity securities during the first nine months of 2011 reflects fair value decreases within the portfolio. We carry our equity portfolio at fair value primarily based on quoted estimated fair value prices obtained from external pricing services.
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
The decrease in the amount of short-term investments since December 31, 2010 is attributable to our purchasing longer maturity fixed income investments and investing in commercial mortgages to support our insurance businesses. Decreases in benchmark interest rates, such as the 10-year U.S. Treasury, has caused us to slow the acquisition of longer term investments as we believe we are not being adequately compensated for accepting the risk associated with changes in future interest rates. We monitor on a daily basis the amount of short-term investments and long-term investment opportunities to select appropriate investments to support our insurance businesses.

Policy Loans- For certain life insurance products, we permit policyholders to borrow funds using their policy as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of September 30, 2011, we had $389.8 million in policy loans with a loan to surrender value of 57.2%, and at December 31, 2010, we had $380.5 million in policy loans with a loan to surrender value of 61.2%. Interest rates on policy loans primarily range from 3.0 % to 12.0% per annum.
Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policyholder’s benefits.
Net Investment Income and Realized Investments Gains (Losses)
Net investment income from bonds and mortgage loans used to support our insurance products increased over the period as assets increased with net annuity sales. Net investment income in other asset classes (equities, real estate and options) fluctuated in response to investment decisions based on valuations, financial markets movement and expectations of future returns.
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
Unrealized Gains and Losses
The net change in unrealized gains (losses) on available-for-sale securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, was an unrealized loss of $61.6 million at September 30, 2011 and an unrealized gain of $109.0 million at December 31, 2010.
Liquidity
Our liquidity requirements have been and are expected to continue to be met by cash flows from operations. Current and expected patterns of claim frequency and severity may change from period to period but are expected to continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months.
To ensure that we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity securities and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs; however, our portfolio of highly liquid available-for-sale debt and equity securities is available to meet future liquidity needs, if necessary.
We have renewed our $100 million short-term variable rate borrowing facility containing a $55 million subfeature for the issuance of letters of credit. The renewal contained a slight modification to duration from a mid-month to a quarter-end expiration. Borrowings under the facility are at the discretion of the lender and would be used only for funding our working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100 million at any time. As of September 30, 2011 and December 31, 2010, the outstanding letters of credit were $33.8 million and $37.5 million, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2012. We expect it will be renewed on substantially equivalent terms upon expiration.

Capital Resources
Our capital resources consisted of American National stockholders’ equity, summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,484,931	$3,407,439
AOCI	163,032	225,212

Total American National stockholders’ equity	$3,647,963	$3,632,651

We have notes payable in our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective venture, which totaled $21.5 million at September 30, 2011 and $21.2 million at December 31, 2010.
Total stockholders’ equity in the first nine months of 2011 increased primarily due to the $136.1 million net income earned during the period, offset by $61.6 million unrealized losses on available-for-sale securities and $62.0 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. Risk-based capital (“RBC”) is a minimum capital requirement calculated using formulas and instructions from the National Association of Insurance Commissioners (“NAIC”). State laws specify regulatory actions if an insurer’s ratio of statutory surplus to RBC, a measure of an insurer’s solvency, falls below certain levels. The RBC formula for life companies establishes minimum capital requirements for asset, interest rate, market, insurance and business risks. The RBC formula for property and casualty companies establishes minimum capital requirements for asset and underwriting risks including reserve risk.
The achievement of long-term growth will require growth in American National Insurance Company and our insurance subsidiaries’ statutory capital. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2010, the levels of our and our insurance subsidiaries’ surplus and RBC exceeded the NAIC’s minimum RBC requirements.

Contractual Obligations
Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2010. We expect to have the capacity to repay or refinance these obligations as they come due.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans discussed within Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements. We could be exposed to a liability for these loans, which support the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies is designed to always equal or exceed the balance of the loans, management does not foresee any loss related to these arrangements.
Related-Party Transactions
We have various agency, consulting and investment arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations. For additional details, see Note 18, Related Party Transactions, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks have not changed materially from those disclosed in our 2010 Annual Report on Form 10-K filed with the SEC on March 2, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Corporate Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of September 30, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
The following should be read in conjunction with and supplements the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Such risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements by or on behalf of us. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” section and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.
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
On October 6, 2011, Standard & Poor’s rating service lowered its counterparty credit and financial strength ratings on our core operating companies from “A+” to “A” with an outlook of “stable.” This follows Standard & Poor’s October 20, 2010 action lowering such ratings from “AA-“ to “A+” with an outlook of “negative.” These recent ratings downgrades, a further downgrade of such ratings, or an announced potential further downgrade could have a material adverse effect on our financial condition and results of operations in many ways, including:
•	reducing new sales of insurance products, and annuity products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by policyholders and contract holders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	increasing our possible borrowing cost;

•	adversely affecting our ability to obtain reinsurance at reasonable prices; and

•	adversely affecting our relationships with credit counterparties.
Standard & Poor’s rating actions focused heavily on our property and casualty operations, which have been impacted by a number of large catastrophic events over the last several years. While the property and casualty operations have become more significant in recent years, the life and annuity operations remain our key focus, and those operations have had a substantial improvement in performance over recent periods. Standard & Poor’s ratings actions also cited competitive challenges due to our relative scale as compared to other larger multi-line companies.

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

101
The following financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Statements of Financial Position (unaudited) at September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and nine months ended September 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010, and (vi) related Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board & Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
	Name:	John J. Dunn, Jr.,
	Title:	Corporate Chief Financial Officer
November 4, 2011