Form 10-K
period 2011-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2012-03-06
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $556.5 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.
As of February 29, 2012, there were 26,821,334 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.
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

AMERICAN NATIONAL INSURANCE COMPANY

Forward-Looking Statements
Certain statements contained herein are forward-looking statements. The forward-looking statements contained herein are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:
•	general economic conditions and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
•	differences between actual experience regarding mortality, morbidity, persistency, surrender experience, investment returns, and our pricing assumptions establishing liabilities and reserves or for other purposes;
•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life or property;
•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses;
•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
•	investment losses and defaults;
•	competition in our product lines;
•	attraction and retention of qualified employees and agents;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	the availability, affordability and adequacy of reinsurance protection;
•	the effects of emerging claim and coverage issues;
•	the cyclical nature of the insurance business;
•	the effects of inflation on claim payments in our property and casualty and health lines;
•	interest rate fluctuations;
•	changes in our experiences related to deferred policy acquisition costs;
•	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
•	rating agencies’ actions;
•	domestic or international military actions;
•	the effects of extensive government regulation of the insurance industry;
•	changes in tax and securities law;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
•	regulatory or legislative changes or developments;
•	the effects of unanticipated events on our disaster recovery and business continuity planning;
•	failures or limitations of our computer, data security and administration systems;
•	risks of employee error or misconduct;
•	the introduction of alternative healthcare solutions; and
•	changes in assumptions for retirement expense.
It has never been a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others.
Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.

PART I

ITEM 1.	BUSINESS
Company Overview
American National Insurance Company has more than 100 years of experience. We have maintained our corporate headquarters in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities and property and casualty insurance. We also offer pension services and limited health insurance. We provide personalized service to approximately eight million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa. Our total assets and stockholders’ equity as of December 31, 2011 were $22.5 billion and $3.7 billion, respectively.
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
Revenues for the Life, Health, and Property and Casualty segments come primarily from premiums collected on the insurance policies. The annuity segment’s revenues come primarily from investment income, and Corporate and Other business segment revenues come from investment income on unallocated capital and the operations of several non-insurance lines of business. Financial information, including revenues, expenses and income and loss per segment is provided below in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Each of our five business segments is discussed further below.
Life Segment
We provide the following products under our Life segment:
•	Individual and group life insurance products, including whole life, term life, variable universal life and universal life; and
•	Credit life insurance.
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
Term Life. Term life products provide a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Coverage periods typically range from one year to thirty years, but in no event are they longer than the period over which premiums are paid. Term insurance products are sometimes referred to as pure protection products because there are typically no savings or investment elements. Term contracts expire without value at the end of the coverage period.
Universal Life. Universal life products provide insurance coverage through a contract that gives the policyholder flexibility in premium payments and coverage amounts. Universal life products may allow the insured, within certain limits, to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. Universal life products are interest rate sensitive. Premiums (net of cost of insurance and contractual expense charges) and interest are credited to an account maintained for the policyholder. We determine the interest crediting rates for this product subject to specified minimums.
Variable Universal Life. Variable universal life products provide insurance coverage on the same basis as universal life, except that premiums, and the resulting accumulated balances, are held in a separate account. Variable universal life products allow the policyholder to direct its premiums and account balances into a variety of separate accounts or to our general account. In the separate accounts, the policyholder bears the investment risk. We collect specified fees for the management of these investment accounts and any net return is credited directly to the policyholder’s account. With some products, policyholders may have the advantage of guarantees that may protect the death benefit from adverse investment experience.
Credit Life Insurance. Credit life insurance products are sold in connection with a loan or other credit account and are designed to make payments to the lender for the borrower, if the borrower is unable to make payments. Credit life insurance products pay off the borrower’s remaining debt on a loan or credit account if the borrower dies during the coverage period.
Annuity Segment
We distribute the following products under our Annuity segment, both to individuals and small businesses:
Deferred Annuity. A deferred annuity is an asset accumulation product. Deposits are received either as a single payment, in case of a Single Premium Deferred Annuity, or as multiple payments, in case of a Flexible Premium Deferred Annuity. Deposits are credited with interest at our determined rates, subject to policy minimums. For certain limited periods of time, usually from one to ten years, interest rates are guaranteed not to change. Deferred annuities usually have surrender charges that apply beginning at issue and grade off over time. Deferred annuities may also have market value adjustments that can have a positive or negative effect on any surrender value, depending on the relationship of interest rates when the product was sold compared to interest rates when the policy is surrendered. If not surrendered, proceeds of the deferred annuity can be converted to an income stream similar to those available under single premium immediate annuity contracts. A type of deferred annuity is an equity-indexed deferred annuity.

An Equity-indexed deferred annuity is credited with interest at minimum rates established by state insurance law. Any additional interest credited is typically tied to the performance of a particular stock market index, such as the S&P 500. Caps and participation rates prescribed by a particular product define the relationship between annuity rates credited compared to the performance of the index and may limit additional interest credited.
Single Premium Immediate Annuity (“SPIA”). A SPIA is an annuity purchased by one premium payment, providing guaranteed periodic (usually monthly or annual) income payment to the annuitant for a specified period, such as for the remainder of the annuitant’s life. Return of the original deposit may not be guaranteed, depending on the terms of the annuity contract purchased. Generally, once payments of an immediate annuity have begun, the contract cannot be revised or surrendered. Annuity payments are usually fixed for the payment period, although they may increase at a predetermined rate, depending upon the terms of the contract.
Health Segment
We provide the following types of products under our Health segment:
Medicare Supplement. Medicare Supplement insurance is a type of private health insurance designed to supplement or pick up the costs of certain medical services not covered by Medicare.
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
Credit Disability. Credit disability (also called credit accident and health) insurance pays a limited number of monthly payments on a loan or credit account if the borrower becomes disabled during the coverage period.
Property and Casualty Segment
We provide the following types of products under our Property and Casualty segment:
Personal Lines. Personal lines include insurance policies issued to individuals for personal auto, homeowners and other personal exposures. Personal auto insurance is issued to individuals and covers specific risks involved in owning and operating an automobile such as bodily injury, property damage, fire, theft and vandalism. Homeowner insurance provides coverage that protects the insured’s property against loss from perils such as wind and hail, fire, theft and liability. Other personal insurance provides coverage for property such as boats, motorcycles and Recreational Vehicles.

Commercial Lines. Agribusiness insurance comprised the majority of our commercial lines. This includes property and casualty coverage tailored for a farm, ranch or other agricultural business operations, contractors, and targeted business within the rural and suburban markets. Commercial auto insurance is typically issued in conjunction with the sale of our agribusiness insurance and covers specific risks involved in owning and operating an automobile such as bodily injury, property damage, fire, theft and vandalism. Other commercial insurance is also sold along with our agribusiness policy and encompasses property coverage, liability coverage and workers’ compensation coverage.
Credit-Related Property Insurance Products. We offer the following credit insurance products:
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
Corporate and Other Segment
Our Corporate and Other business segment encompasses primarily our invested assets that are not used to support our insurance activities. It also includes our non-insurance subsidiaries, such as investment advisory products and services. This segment provides investment services to each of our other segments and to our non-insurance subsidiaries.
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
Our Independent Marketing Group also distributes through direct marketing. Direct Marketing focuses on individuals who favor purchasing insurance directly from insurance companies. Direct Marketing offers life insurance and annuities through the internet, mail, print, and broadcast media, primarily directed at middle and upper-income customers.
Career Sales and Service Division
Our Career Sales and Service Division distributes life insurance, annuities, and limited benefit health insurance products through exclusive employee agents. The Career Sales and Service Division primarily serves the middle-income marketplace.

Multiple-line
Primarily through its Multiple-line exclusive agents, Multiple-line offers life insurance, annuities, and property and casualty insurance. Multiple-line is committed to remain an industry leader in tri-line sales (sales of homeowners, auto, and life insurance). Policyholders can do business with a single agent, a concept that has been identified as an important driver to client satisfaction. Multiple-line serves individuals, families, and small business owners at all income levels.
Health Marketing Division
The Health Marketing Division, through independent agents and managing general underwriters, primarily serves the needs of middle-income seniors and individuals preparing for retirement. Although the Health Marketing Division offers an array of life insurance, health insurance, and annuity products for this growing segment of the population, including group life products, limited benefit group health insurance products, and health reinsurance, it remains committed to traditional Medicare Supplement products. The Health Marketing Division is also responsible for the administration and management of all health insurance products sold by other marketing channels.
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
Financial information, including revenues, expenses, and income or loss by segment, is provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional information regarding business segments may be found in Part II, Item 8, Financial Statements and Supplementary Data.
Policyholder Liabilities
We establish and carry as liabilities actuarially-determined amounts that are calculated to meet our future obligations on our outstanding policies. We compute the amounts for policyholder liabilities reported in our consolidated statements of financial position in conformity with GAAP and in accordance with the standards of practice of the American Academy of Actuaries.
We establish actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned premiums and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we establish liabilities for minimum death benefit guarantees relating to certain annuity contracts, secondary guarantees relating to certain life policies and fair value reserves for living benefits embedded derivative guarantees.
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
Additional information regarding our policyholder liabilities may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Estimates – Reserves section.

Risk Management
A conservative operating philosophy was a founding principle for our Company and it is evidenced in our focus on sustainable and profitable growth. We manage risks throughout the Company by employing controls in our insurance, investment, and operational functions. These controls are designed to both place limits on activities and provide reporting information that helps shape any needed adjustments in our ongoing review of existing controls. We make use of several senior management committees to support the discussion and enforcement of risk controls in our management of the Company. We have a formal risk management program on an enterprise-wide basis to coordinate risk management efforts and ensure alignment between our risk-taking activities and our strategic objectives. This risk management program includes a corporate risk officer, who chairs a Management Risk Committee to ensure consistent application of the enterprise risk management process across all business segments. The Audit Committee of the Board of Directors also reviews the Company’s risk assessment and risk management policies. Finally, we make use of several senior management committees to support the discussion and enforcement of risk controls in our management of the Company.
Our insurance products are designed to offer a balance of features desired by the marketplace with provisions that mitigate our risk exposures to allow prudent management across our insurance portfolio. We employ underwriting standards to ensure that proper rates are being charged to various classes of insureds. In our life insurance and annuity products, we mitigate against the risk of disintermediation through the use of surrender charges and market value adjustment features.
One of our significant risks is the management of the linkage between the timing of settlement and the amount of obligations related to our insurance and annuity contracts and the cash flows and valuations on the invested assets backing those obligations, a process commonly referred to as asset-liability management (“ALM”). This risk is most present in our Life and Annuity segments. Our ALM Committee regularly monitors the level of risk in the interaction of our assets and liabilities and helps shape courses of action intended to help us attain our desired risk-return profile. Investment allocations and duration targets also limit the asset-liability risk exposure in our annuity products by limiting the credited rate to a range supported by these investments. Some of the additional tools employed include deterministic and stochastic interest rate scenario analyses using a licensed, third party economic scenario generator and detailed insurance ALM models, which help shape investment decisions. These models also use experience analyses related to surrenders and death claims.
We also manage risk by using reinsurance to limit our exposure on any one insurance contract or any single event. We purchase reinsurance from several providers and are not dependent on any single reinsurer. Further, we believe that our reinsurers are reputable and financially secure, and we regularly review the financial strength ratings of our major carriers. Reinsurance does not remove our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure. The purchase of catastrophic and other reinsurance is an important risk management tool used by our Property and Casualty operations. Further, the use of catastrophic event models is an important component of our reinsurance program. These models assist us in the management of our exposure concentration and deductibles to help us attain our desired risk-return profile.
Pricing
We establish premium rates for our life and health insurance products using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on our experience, industry data, and projected investment earnings. Premium rates for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest and inflation. Profitability is affected to the extent actual experience deviates from our pricing assumptions.
Collections for certain annuity and life products are not recognized as revenues, but are added to policyholder account balances. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs as well as charges imposed, in some cases, upon surrender. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on the deposits invested in excess of the amounts credited to policyholders.

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
Several competing insurance carriers have brands that are more commonly known and spend significantly more on advertising than we do. We remain competitive with these commonly known brands by relying on our abilities to manage costs, providing attractive coverage and service, maintaining positive relationships with our agents, and maintaining our financial strength ratings. Rather than focusing our advertising efforts nationally, we support advertising in the local markets where our agents live and work.
Ratings
Insurer financial strength ratings reflect current independent opinions of rating agencies regarding the financial capacity of an insurance company to meet the obligations of its insurance policies and contracts in accordance with their terms. They are based on comprehensive quantitative and qualitative evaluations of a company and its management strategy. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor as a guarantee of an insurer’s current or future ability to meet its contractual obligations. Ratings may be changed, suspended, or withdrawn at any time.
Our insurer financial strength rating from two of the most widely referenced rating organizations as of the date of this filing are as follows:
•	A.M. Best Company: A (Excellent)(1)
•	Standard & Poor’s: A (Strong)(2)
(1)	A.M. Best’s active company rating scale consists of thirteen ratings ranging from A++ (Superior) to D (poor). A is the third highest of such thirteen ratings and represents companies’ “excellent ability to meet their ongoing insurance obligations.”
(2)	Standard & Poor’s active company rating scale ranges from AAA (Extremely Strong) to CC (Extremely Weak). Plus (+) or Minus (-) modifiers show the relative standing within the categories from AA to CCC. A rating of A is in the “strong” category and represents companies’ “strong capacity to meet financial commitments, but somewhat susceptible to adverse economic conditions and changes in circumstances.” A is the sixth highest of twenty active company ratings.
Regulation Applicable to Our Business
Our insurance operations are subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, policy benefits, price setting, accounting practices, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, marketing and advertising practices, privacy, policy forms, reinsurance reserve requirements, mergers and acquisitions, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations, claims practices and the remittance of unclaimed property.

Although the U.S. federal government has not historically regulated the insurance industry, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), enacted in July 2010, expands the federal presence in insurance oversight. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. Dodd-Frank also establishes a new Federal Insurance Office within the U.S. Department of the Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. It is possible that additional federal regulation of the insurance industry may occur in the future.
Regulatory matters having the most significant effects on our insurance operations and financial reporting are described further below:
Limitations on Dividends by Insurance Subsidiaries. Dividends received from our insurance subsidiaries represent one source of cash for us. The ability of various of our insurance subsidiaries to pay dividends is restricted by state law and impacted by federal income tax considerations.
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
An insurer’s ability to adjust its prices in response to competition or increasing costs is often dependent on an insurer’s ability to demonstrate to the applicable regulator that its pricing or proposed pricing meets the requirements of the pricing laws. In those states that significantly restrict an insurer’s underwriting ability, an insurer can manage its risk of loss by charging a price that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s price setting ability, an insurer can manage its risk of loss by being more selective in the type of business it offers. When a state has significant underwriting and pricing restrictions, it becomes more difficult for an insurer to maintain its profitability. These kinds of restrictions can impact our ability to market products to residents of such states.
Changes in our claim settlement process may require us to actuarially adjust loss information used in our pricing process. Some state insurance regulatory authorities may not approve price increases that give full effect to these adjustments.
Guaranty Associations and Involuntary Markets. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. As a condition of maintaining our licenses to write property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to our results of operations.

Investment Regulation. Our insurance companies are subject to regulations that require investment portfolio diversification and limit the amount of investment in certain asset categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2011, the investment portfolios of our insurance companies complied with such laws and regulations in all material respects.
Exiting Geographic Markets, Canceling and Non-Renewing Policies. Most states regulate an insurer’s ability to exit a market. For example, an insurer’s ability to cancel and non-renew policies is limited by the states to some degree. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan approved by the state insurance department. Regulations that limit cancellation and non-renewal and subject withdrawal plans to prior approval requirements could restrict our ability to exit unprofitable markets.
Statutory Accounting. For public reporting to stockholders, we prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting principles as defined in the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”). Our quarterly and annual financial reports to the state insurance regulators utilize these statutory accounting principles, which are different from GAAP. While not a substitute for any GAAP measure of performance, statutory data frequently is also used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while the GAAP is based on a going-concern concept.
Insurance Reserves. State insurance laws require that property and casualty and life insurers annually analyze the adequacy of reserves. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.
Risk-Based Capital Requirements. The NAIC has developed a formula for analyzing insurance companies called risk-based capital (“RBC”). The RBC formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2011, the Company and each of its insurance subsidiaries were more than adequately capitalized and exceeded the NAIC’s RBC minimum requirement.
Securities Regulation. The sale and administration of variable life insurance and variable annuities are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies are issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is in itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
In addition, our periodic reports and proxy statements to stockholders are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and corresponding rules of the SEC, and our corporate governance processes are subject to regulation by the SEC and the NASDAQ stock market.

Privacy Regulation. U.S. federal laws, such as the Gramm-Leach-Bliley Act, and the laws of some states require us to protect the security and confidentiality of certain customer information and to notify customers about our policies and practices relating to collection and disclosure of customer information and our policies relating to protecting the security and confidentiality of that information. The U.S. federal law and the laws of some states also regulate disclosures of customer information. Furthermore, the federal Health Insurance Portability and Accountability Act regulates our use and disclosure of certain personal health information. The U.S. Congress, state legislatures and regulatory authorities may consider additional regulation relating to privacy and other aspects of customer information.
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
Significant risks presented to our business by extensive regulation are discussed in Item 1A, Risk Factors section.
Employees
As of December 31, 2011, we had approximately 3,207 employees, of which approximately 743 are employed in our Galveston, Texas corporate headquarters. We consider our employee relations to be good.
Available Information
American National Insurance Company, a Texas insurance company, files periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including American National.
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
Difficult conditions in the economy may materially adversely affect our business and results of operations, and these conditions may not improve in the near future.
Our results of operations are materially affected by economic conditions in the U.S. and elsewhere. Factors such as consumer spending, business investment, energy costs, geopolitical issues, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. These economic factors, individually or in the aggregate, could affect our earnings negatively and could have a material adverse effect on our business, financial condition and results of operations.
In an economic downturn characterized by higher unemployment, declining consumer confidence, lower family income, increased defaults on mortgages and consumer loans, lower corporate earnings, lower business investment and lower consumer spending, the demand for our insurance and financial products could be adversely affected. For example, we anticipate that difficult credit conditions may lead to fewer purchases of credit-related insurance products. In addition, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether, resulting in an elevated incidence of lapses or surrenders of policies. In particular, our Career Sales and Service Division and our Multiple-Line distribution channels, which serve primarily the middle-income markets, face competition from alternative uses of the customer’s disposable income.
Differences between risk assumptions used to price our products and actual experience could materially affect our profitability.
Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which our policies remain in-force), and operating costs and expenses of our business. The profitability of our business substantially depends on the extent to which our actual experience is consistent with our pricing assumptions. If we fail to appropriately price our insured risks, or if our claims experience is more severe than our underlying risk assumptions, our profit margins could be negatively affected. Any potentially overpriced risks could negatively impact new business growth and retention of existing business.
Increased claims activity resulting from catastrophic events, whether natural or man-made, may result in significant losses.
We experience increased claims activity when catastrophic events impact geographic locations in which our policyholders live or do business. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes, snow, hail and windstorms, or manmade events, such as terrorism, riots, hazardous material releases, or utility outages. Some scientists believe that in recent years, changing climate conditions have added to the unpredictability, severity and frequency of natural disasters. To the extent climate change increases the frequency and severity of such weather events, we may face increased claims. Climate change may also affect the affordability, availability and pricing of property and casualty insurance.
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

We cannot accurately predict catastrophes, or the number and type of catastrophic events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. While we anticipate and plan for catastrophe losses, there can be no assurance that our financial results will not be materially adversely affected by our exposure to losses arising from catastrophic events.
The extent of our losses in connection with catastrophic events is a function of the severity of the event and the number of policyholder exposure in the affected area. Where we have geographic concentrations of policyholders, a single catastrophe (such as an earthquake) or a destructive weather event, may have a significant impact on our financial condition and results of operations.
As an insurance company, we face a significant risk of litigation and regulatory investigations, which may result in significant financial losses, harm our reputation, and prevent us from implementing our business strategy.
We face a significant risk of litigation and regulatory investigations in the ordinary course of operating our business, including the risk of class action lawsuits. In connection with our insurance operations, plaintiffs’ lawyers may bring lawsuits, including class actions, alleging, among other things, issues relating to sales or underwriting practices, agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of benefits, product suitability, claim and refund practices, and breaches of fiduciary or other duties to customers. Plaintiffs in class action suits and other types of lawsuits may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time and could result in a material adverse effect on our business, financial condition, results of operation and reputation. Note 20, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contains a discussion of certain pending and ongoing litigation.
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
The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as evaluations are revised. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances. See Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements for further discussion of our evaluation of impairments.
Deferred tax assets and liabilities represent the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are assessed quarterly by management to determine if they are realizable. Factors considered by management include, but not limited to, the performance of the Company and our ability to generate future taxable income. If based on available information, it is more-likely-than-not that the deferred tax assets will not be realized, a valuation allowance must be established with a corresponding charge to net income. Such changes could have a material adverse affect on our financial condition and results of operations.

Our investment portfolio includes fixed maturity securities, equity securities, and commercial real estate, and fluctuations in these markets could adversely affect the valuation of our investment portfolio, our net investment income, and our overall profitability.
Investment returns are an important part of our overall profitability. Our investment portfolio is subject to market risks, such as risks associated with changes in interest rates, market volatility, and deterioration in the credit of companies in which we have invested. In the past few years, domestic and international equity markets have experienced heightened volatility and turmoil. In the event of extreme prolonged market events, such as the current global economic crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility. Significant volatility in the markets can cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, which individually or in aggregate could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows.
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
Significant downturns and volatility in the equity markets could adversely affect the profitability of our investment products, which may have a material adverse effect on our financial condition and results of operations in three principal ways. First, market downturns and volatility may discourage purchases of variable annuities, variable life insurance, and equity-indexed products that have returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in such products, in turn reducing the fee revenues generated from these products.
Second, downturns and volatility in the equity markets may have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. In particular, the variable life and annuity business is highly sensitive to equity markets, and a sustained weakness in the markets could decrease revenues and earnings in these products.
Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as minimum death benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, which could cause us to increase our liabilities for future policy benefits, negatively affecting our net income.
Defaults on our mortgage loans may adversely affect our profitability.
Our mortgage loan investments face default risk. Our mortgage loans are principally collateralized by commercial properties. At December 31, 2011, loans that were either delinquent or in the process of foreclosure were less than 1.2% of our $2.9 billion in mortgage loan investments. A significant increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, financial condition and results of operations.
We are controlled by a small number of stockholders.
As of December 31, 2011, the Moody Foundation, a charitable trust controlled by Robert L. Moody, Sr. and members of his family, beneficially owned 6,157,822 shares of our common stock. In addition to these shares and as of such date, Moody National Bank, of which Robert L. Moody, Sr. is chairman and chief executive officer, in its capacity as trustee or agent had the power to vote an additional 12,167,507 shares of our common stock. These two stockholders have the power to vote approximately 68.3% of our common stock. As a result, these two stockholders, subject to applicable legal and regulatory requirements, have the ability to exercise a controlling influence over all matters affecting us, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies, and any other matters submitted for stockholder approval.
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
As of December 31, 2011, the Moody Foundation, Moody National Bank, our executive officers, directors, and advisory directors and family members of our executive officers and directors beneficially owned approximately 19,644,208 shares of our common stock (approximately 73.2%). As of that same date, approximately 7,177,076 shares (approximately 26.8%), with an aggregate market value of $524,142,000 were held by other stockholders.

Our future results are dependent in part on our ability to successfully operate in insurance and annuity industries that are highly competitive.
The insurance and annuity industries are highly competitive. Product development and life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. In addition, many of our competitors have well-established national reputations and market similar products. Competition for customers and agents has led to increased marketing and advertising by our competitors, varied agent compensation structures, as well as the introduction of new insurance products and aggressive pricing.
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
Certain competitors operate using a mutual insurance company structure, which means nearly every policyholder has voting rights in addition to their rights as a policyholder. Therefore, such companies may have dissimilar profitability and return targets.
We may be unable to attract and retain sales representatives and third-party independent agents for our products.
We must attract and retain productive sales representatives and third-party independent agents to sell our insurance and annuity products. Strong competition exists among insurers for producers with demonstrated ability. We compete with other insurers for producers primarily on the basis of our financial position, reputation, stable ownership, support services, compensation, and product features and pricing. We may be unable to compete with insurers that adopt more aggressive pricing policies or compensation structures, insurers that offer a broader array of products, or that offer policies similar to ours at lower prices or as part of a package of products, or insurers that have extensive promotional and advertising campaigns. We continue to undertake several initiatives to grow our agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new sales representatives and agents. Sales of individual insurance and annuity products, and our financial condition and results of operations could be materially adversely affected if we are unsuccessful in attracting and retaining sales representatives and agents.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.
Our performance is highly dependent on our ability to manage operational, financial, legal, and regulatory risks that arise from our day-to-day business activities, including underwriting, claims processing, policy administration and servicing, execution of our investment strategy, financial and tax reporting and other activities, many of which are very complex. We have devoted significant resources to develop risk management policies and procedures, and we expect to continue to do so. Nonetheless, these policies and procedures may not be fully effective.
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

The occurrence of unforeseen or un-contemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from failures in processes, procedures or systems implemented by us or a failure on the part of employees or third parties upon whom we rely in this regard, may have a material adverse effect on our financial condition or results of operations. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details.
Reinsurance may not be available, affordable or adequate to protect us against losses.
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our business segments. Market conditions beyond our control determine the availability and cost of reinsurance protection for new business. Moreover, in certain circumstances, the price of reinsurance for business already written may also increase. An increase in the cost of reinsurance will, absent an increase in the amount of reinsurance coverage, reduce our earnings. A decrease in the amount of reinsurance, however, will increase our risk of loss. We may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.
Emerging claim and coverage issues could negatively impact our business.
As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by extending coverage beyond our underwriting intent or increasing the type, number, or size of claims. Such emerging claims and coverage issues include, without limitation, (i) evolving theories of liability and judicial decisions expanding the interpretation of our policy provisions, thereby increasing the amount of damages for which we are liable, and (ii) a growing trend of plaintiffs targeting insurers in purported class action litigation relating to claims handling and other practices in the insurance industry. The effects of these and other related unforeseen emerging issues are extremely hard to predict and could harm our business and adversely affect our financial condition and results of operations.
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
The rate of amortization of DAC is also contingent upon profitability of the business. Typically, estimated lower levels of profitability require a higher rate of acceleration for DAC amortization; in contrast, estimated higher levels of profitability require a lower rate of acceleration for DAC amortization. DAC for both insurance-oriented and investment-oriented products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If the actual emergence of future profitability were to be substantially lower than estimated, we could be required to accelerate DAC amortization, and such acceleration could adversely affect our results of operations. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Date — Note 2, Summary of Significant Accounting Policies and Practices, and Note10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.
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
Increases in market interest rates can also have negative effects, for example, increasing the attractiveness of other insurance or investment products offered to our customers by competitors can lead to higher surrenders at a time when fixed maturity investment asset values are lower. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing rates, which could narrow spreads.
While we develop and maintain ALM programs and procedures designed to mitigate the effect on our spread of rising or falling interest rates, no assurance can be given that changes in interest rates will not affect our spreads. Additionally, our ALM programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of our ALM programs and procedures may be negatively affected whenever actual results differ from these assumptions.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could have a material adverse effect on our financial condition and results of operations.
We use reinsurance and, to a lesser extent, derivative instruments (equity-indexed options) to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk on all of our policies with respect to our reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of reinsurance agreements could have a material adverse effect on our financial condition and results of operations.
We use derivative instruments to hedge various business risks. We enter into derivative contracts, including options, with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivative contracts, our economic hedges of the related risk will be ineffective. Although our use of derivative instruments is not as significant as that of many of our competitors, such counterparty failures nevertheless could have a material adverse effect on our financial condition and results of operations. In addition, our estimates and assumptions made in connection with our use of any derivative instrument may fail to reflect or correspond to our actual long-term exposure in respect to identified risks. Derivative instruments held or purchased by us may also otherwise be insufficient to hedge the risks in relation to our obligations. Moreover, we may fail to identify risks, or the magnitude thereof, to which we are exposed. The above factors, either alone or in combination, may have a material adverse effect on our financial condition and results of operations.
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
On October 6, 2011, Standard & Poor’s rating service lowered its counterparty credit and financial strength ratings on our core operating companies from “A+” to “A” with an outlook of “stable.” This follows Standard & Poor’s October 20, 2010 action lowering such ratings from “AA-“ to “A+” with an outlook of “negative.” These recent downgrades, a further downgrade of such ratings, or an announced potential further downgrade could have a material adverse effect on our financial condition and results of operations in many ways, including:
•	reducing new sales of insurance and annuity products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by policyholders and contract holders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	increasing our possible borrowing cost;

•	adversely affecting our ability to obtain reinsurance at reasonable prices; and

•	adversely affecting our relationships with credit counterparties.

Standard & Poor’s ratings actions focused heavily on our property and casualty operations, which have been impacted by a number of large catastrophic events over the last several years. While the property and casualty operations have become more significant in recent years, the life and annuity operations remain our key focus, and those operations have had a substantial improvement in performance over recent periods.
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
The continued threat of terrorism, both within the U.S. and abroad, ongoing military actions, and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life and property, disruption to commerce, and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial, or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism may also result in increased reinsurance prices and reduced insurance coverage and may cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated.
We are subject to extensive regulation, and potential further restrictive regulation may increase our operating costs and limit our growth.
Our insurance companies are subject to extensive laws and regulations, most of which are designed to protect the interests of policyholders rather than stockholders. The method, extent and substance of such regulation varies, but typically has its source in state statutes that delegate regulatory and supervisory powers to a state insurance official. This regulation and supervision affect numerous aspects of our business that include, among other things, insurance company licensing and examination, agent and adjuster licensing, policy benefits, price setting, accounting practices, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, marketing and advertising practices, privacy, policy forms, reinsurance reserve requirements, mergers and acquisitions, capital adequacy, transactions with affiliates, participation in shared markets and guaranty funds, claims practices and the remittance of unclaimed property.
We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, including state securities administrators, the SEC, the Internal Revenue Service (“IRS”), the FINRA, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator or enforcement authority’s interpretation of the same issue.
In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, in the absence of changes to any particular regulator or enforcement authority’s interpretation of a legal issue, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and to improve the profitability of our business.

The regulatory environment could have other significant effects on our business. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities. Significant regulatory developments or actions against us could have material adverse financial effects, cause significant harm to our reputation, or harm our business prospects. State legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. Furthermore, we anticipate federal government involvement in healthcare to continue to increase in the coming years, as it attempts to provide minimum coverage to all individuals. In addition, Congress has considered various proposals relating to the creation of an optional federal charter for insurance companies and greater federal involvement in the regulation of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.
The laws and regulations applicable to us are complex and subject to change. Compliance with these laws and regulations is time consuming and personnel-intensive. Changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards under which the sale of a variable annuity contract or variable life insurance policy is considered suitable for a particular customer, could have an adverse effect on us, as could certain state insurance regulations that extend suitability requirements to non-variable products, and could ultimately impact our ability to offer some of these products. In addition, with respect to our property and casualty and health business, state departments of insurance regulate and approve underwriting practices and rate changes, which can delay the implementation of premium rate changes or prevent us from making changes we believe are necessary to match rate to risk.
In addition, these changes may include modifications to long established business practice or the interpretation of how policy contract provisions may be applied. These include changes in how death benefits under life insurance contracts, annuities and retained assets accounts are paid. It is possible that this activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to our procedures for the identification and escheatment of abandoned property.
In addition to the state regulation changes, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effects comprehensive changes to the regulation of the financial services industry, including insurance companies, in the United States. Dodd-Frank provides for enhanced regulation of the financial services industry through multiple initiatives including, without limitation, the creation of a Federal Insurance Office and several new federal oversight agencies, the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, changes to the regulation of broker-dealers and investment advisers, changes to the regulation of reinsurance, changes in certain disclosure and corporate governance obligations, and the imposition of additional regulation over credit rating agencies. Certain provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, Dodd-Frank includes a new framework for the regulation of over-the-counter derivatives markets, which will require the clearing of certain types of derivatives currently traded over-the-counter, which could potentially impose additional costs and regulation on us.
Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations to implement its provisions, a process which is still ongoing. It also requires numerous studies, which could result in additional legislation or regulation applicable to us, our competitors or companies with which we do business. Dodd-Frank and its related regulations, along with any such additional legislation or regulation, could make it more expensive for us to conduct business or have a material adverse effect on the overall business climate as well as our financial condition and results of operations.
We cannot predict with certainty the requirements or specific applicability of all regulations ultimately adopted under Dodd-Frank, nor can we predict with certainty how Dodd-Frank and such regulations will affect the financial markets generally or impact our business, financial strength ratings, results of operations or cash flows.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulation Applicable to Our Business section.
Changes in tax laws could decrease sales and profitability of certain products and increase our tax cost.
Under current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment designed to encourage consumers to purchase these products. This favorable treatment may give some of our products a competitive advantage over non-insurance products. The U.S. Congress from time to time may consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities.
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
Changes to the tax laws, administrative rulings or court decisions affecting the insurance industry could affect our corporate taxes. We cannot predict whether any tax legislation affecting corporate taxes or insurance products will be enacted or whether any legislation would have a material adverse effect on our financial condition and results of operations.
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
Furthermore, we are required to comply with statutory accounting principles (“SAP”) in our insurance operations. SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its taskforces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve or alter financial reporting. The NAIC is currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. We cannot predict whether or in what form, reforms will be enacted and whether the reforms, if enacted, will positively or negatively affect us.
See Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements and the future adoption of new accounting standards on the Company.
Prohibition on the use of customer credit information in connection with pricing and underwriting could impact our ability to price policies and consequently our profitability.
Within the limits of U.S. federal and state regulations, our property and casualty personal lines of business use customer credit information to help price policies. Certain groups and regulators have asserted that the use of credit information may have a discriminatory impact on policy prices and are calling for the prohibition or restriction on the use of credit data in underwriting and pricing. Elimination of the use of this information for underwriting purposes could have an adverse affect on our profitability, as we would have less data upon which to price policies.

The occurrence of events that are unanticipated in our disaster recovery systems and business continuity planning could impair our ability to conduct business effectively.
Our corporate headquarters is located in Galveston, Texas, on the coast of the Gulf of Mexico. We have taken action to protect our ability to service our policyholders in the event of a hurricane or other natural disaster affecting Galveston through our off-site disaster recovery systems and business continuity plans. Many of our key home office staff have relocated to our South Shore office buildings in League City, Texas. The primary offices of our property and casualty insurance companies are located in Springfield, Missouri and Glenmont, New York. These offices help to insulate our property and casualty operations from coastal catastrophes. Furthermore, we have established a remote processing center in San Antonio, Texas, which will support our operations in the event that the Galveston area is affected by natural disaster. There is no assurance, however, that these efforts will prove successful. In the event of a hurricane or other natural disaster, an industrial accident, or acts of terrorism or war that would impact our corporate headquarters, events unanticipated in our disaster recovery systems could have an adverse impact on our ability to conduct business and on our financial condition and results of operations, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers, employees, or agents were unavailable following such a disaster, our ability to effectively conduct our business could be compromised.
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
We rely on the availability, reliability, and security of our information-processing infrastructure, system platforms, and business applications to store, process, retrieve, and evaluate customer and company information. In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services. These business lines are highly dependent on our ability to access these external services to perform necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. Systems failures or extended outages and our not being able to react quickly to such events could compromise our ability to perform critical functions on a timely basis. Therefore, we have implemented various strategies and ongoing processes in an effort to ensure our ability to support, expand and continually update our infrastructure and systems to keep up with business requirements and changes whether regulatory, internal or market driven. If these systems were inaccessible for an extended period of time due to unanticipated events such as natural or man-made disasters, or if they fail to function as designed, the resulting disruptions may impede or interrupt our business operations and could have an adverse effect on our business. To mitigate these risks we have appropriate business continuity and recovery plans to help ensure continued operations should an unplanned event occur, although we cannot be certain that such plans could be implemented successfully under all circumstances.
We receive and transmit confidential data with and among customers, agents, financial institutions and selected third party vendors and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, monitoring tools and best practices, our systems are vulnerable to security threats and breach attempts from both external and internal sources. We rely on several layers of data protection technologies and designs to provide security and authentication capabilities to protect this information. We have invested significant time and resources to prevent and mitigate data security risks; however, we cannot be certain that our efforts will be effective considering increasingly advanced persistent threat techniques and complexity, and the evolving sophistication of cyber-attacks. Any significant disruption or security breach resulting in misappropriation of our proprietary information or customers’ personal data could cause significant damage to our business operations and reputation. In addition, it could result in substantial costs and consequences, including repairing systems, increased security costs, lost revenues, litigation, regulatory action, and reputational damage.

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
Our primary business is writing and servicing life, property and casualty, and health insurance for individuals, families and commercial business. Because we deal with large numbers of similar policies, any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error, vendor error, or technological problems, could have a negative effect on our results of operations and our reputation, if such problems or discrepancies are replicated through multiple policies.
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
Our Medicare Supplement business is subject to intense competition , which could negatively impact future sales and affect our ability to offer this product.
In recent years, price competition in the traditional Medicare Supplement market has been significant, characterized by some insurers who have been willing to earn very small profit margins or to under-price new sales in order to gain market share. We have elected not to under-price new sales, which has negatively affected sales and could continue to do so if these industry practices continue.
Volatility in the equity markets could affect the funding status of our sponsored pension plans.
Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate significant assumptions including the rate used to discount the estimated future liability, the long-term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets resulting from the current economic downturn could increase our required cash contributions or pension-related expenses in future periods.
A downgrade in the ratings of the sovereign debt of the United States could adversely impact the credit quality and value of our investments in fixed maturity securities and have other negative impacts on the insurance industry.
During the past year, three nationally recognized credit rating agencies, Standard & Poor’s, Moody’s and Fitch, placed the sovereign debt of the United States under negative credit watch with the potential for a downgrade, with Standard & Poor’s subsequently downgrading such debt. Such downgrade or potential further downgrades may adversely impact the credit quality of the Company’s fixed maturity investment portfolio. In addition, a downgrade of the sovereign debt of the United States may result in investors requiring higher interest rates for investments in the sovereign debt of the United States as well as other governmental and private issuers, which would likely result in a decrease in the fair values of our investments in fixed maturity securities. Furthermore, a downgrade in the ratings of the sovereign debt of the United States could result in a disruption in the capital markets and adversely impact our ability to invest our cash flows and conduct our investment operations. Such events could lead to additional capital requirements for regulated insurance companies in order to maintain their existing credit ratings by Standard & Poor’s, Moody’s, Fitch or AM Best.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Galveston, Texas. We own and occupy approximately 420,000 square feet of office space in this building. We also own the following additional properties that are materially important to our operations:
•	We own and occupy four buildings in League City, Texas, consisting of a total of approximately 346,000 square feet. Approximately 40% of such space is leased to third parties. Our use of these facilities is related primarily to our Life, Health, and Corporate and Other business segments.
•	Our Property and Casualty segment conducts substantial operations through the American National Property and Casualty group of companies in Springfield, Missouri, and the Farm Family companies in Glenmont, New York. The Springfield facility is approximately 232,000 square feet, of which we occupy approximately 80%, with the remaining portion leased to third parties. The Glenmont facility is approximately 140,000 square feet, all of which is occupied by us.
•	We own a facility in San Antonio, Texas, which is approximately 100,000 square feet. We occupy approximately three-fourths of this facility. We use this facility as a remote processing center for customer support and to support other business operations in the event the Galveston home office is evacuated due to catastrophic weather.
We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment purposes only.

ITEM 3.	LEGAL PROCEEDINGS
Information required for Item 3 is incorporated by reference to the discussion under the heading “Litigation” in Note 20, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCKHOLDER INFORMATION
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.” The following table presents the high and low prices for our common stock for the periods indicated and the quarterly dividends declared per share during such periods.

			Dividend Paid
	High	Low	Per Share
	(per share)

2011:
Fourth quarter	$75.04	$66.11	$0.77
Third quarter	80.52	65.71	0.77
Second quarter	81.13	74.50	0.77
First quarter	89.25	75.17	0.77

			$3.08

2010:
Fourth quarter	$86.91	$75.55	$0.77
Third quarter	85.80	74.14	0.77
Second quarter	116.40	80.43	0.77
First quarter	121.36	102.00	0.77

			$3.08

American National expects to continue its practice of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions. In addition, the payment of dividends is subject to restrictions described in Note 17, Stockholders’ Equity and Noncontrolling Interest, of the Notes to the Consolidated Financial Statements and as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.
On December 30, 2011, our closing stock price was $73.03 per share. As of December 31, 2011, there were approximately 840 holders of record of our issued and outstanding shares of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2011:

Equity Compensation Plan Information
Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to be	exercise price	equity compensation
	issued upon exercise of	outstanding	plans
	outstanding options, warrants	options, warrants and	(excluding securities
	and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan category

Equity compensation plans:
approved by security holders	—	$110.08	2,160,431
not approved by security holders	—	—	—

Total	—	$110.08	2,160,431

Performance Graph
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.” The following graph compares the performance of the cumulative total stockholder return for the Company’s stockholders for the last five years with the performance of the NASDAQ Stock Market Index and the NASDAQ Insurance Stock Index. The graph plots the cumulative changes in value of an initial $100 investment as of December 31, 2006 over the periods shown.
Value at each year-end of a $100 initial investment made on December 31, 2006:

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

American National	$100.00	$109.19	$70.01	$112.62	$85.62	$77.33

NASDAQ Total	100.00	108.47	66.35	95.38	113.19	113.81

NASDAQ Insurance	100.00	100.21	92.82	96.94	109.16	113.68
This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA
American National Insurance Company
(and its subsidiaries)

(dollar amounts in millions, except per	Years ended December 31,
share amounts, or unless otherwise noted)	2011	2010	2009	2008	2007

Total premiums and other revenues	$3,023	$3,073	$2,941	$2,507	$3,036
Income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	193	144	17	(174)	245
Income (loss) from discontinued operations, net of tax	—	(1)	(1)	20	(4)
Net income (loss)	193	143	16	(154)	241
Net income (loss) attributable to American National Insurance Company and Subsidiaries	192	144	16	(154)	241

Per common share
Income (loss) from continuing operations:
- basic	7.24	5.47	0.64	(6.55)	9.24
- diluted	7.20	5.45	0.64	(6.55)	9.19

Income (loss) from discontinued operations:
- basic	—	(0.05)	(0.05)	0.73	(0.15)
- diluted	—	(0.05)	(0.05)	0.73	(0.15)

Net income (loss) attributable to American National Insurance Company and Subsidiaries:
- basic	7.24	5.42	0.59	(5.82)	9.09
- diluted	7.20	5.40	0.59	(5.82)	9.04

Cash dividends per share	3.08	3.08	3.08	3.08	3.05

	Years ended December 31,
	2011	2010	2009	2008	2007

Total assets	$22,524	$21,448	$20,150	$18,379	$18,461
Total American National Insurance Company and Subsidiaries stockholders’ equity	3,657	3,633	3,460	3,134	3,737
Total stockholder’s equity	3,670	3,637	3,472	3,142	3,741

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth on the following pages is management’s discussion and analysis (“MD&A”) of our financial condition and results of operations. This narrative analysis should be read in conjunction with the forward-looking statement information in this document; see Part I, Item 1A, Risk Factors; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 8, Financial Statements and Supplementary Data.

Overview
We are a diversified insurance and financial services company, offering a broad spectrum of life, annuity, health, and property and casualty insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.
Segments
We manage our business through five business segments, which are comprised of four insurance segments: Life, Annuity, Health and Property and Casualty, and our Corporate and Other business segment. The life, annuity, and health insurance segments are operated primarily through six domestic life insurance companies. The property and casualty insurance segment is operated through eight domestic property and casualty insurance companies.
The insurance segments have revenues consisting primarily of net premium earned on insurance contracts, net investment income, policy and investment contract fees, and other income. The insurance segments’ expenses are comprised of benefits and claims incurred, interest credited to policyholder account balances, acquisition costs and amortization of deferred policy acquisition costs, operating expenses, and income tax expense.
The insurance segments have liabilities plus an amount of surplus allocated sufficient to support each segment’s business activities. The insurance segments do not directly own assets. Rather, assets are allocated to the segments to support the liabilities and surplus of each segment. The mix of assets allocated to each of the insurance segments is modified as necessary to provide for a match of cash flows and earnings to properly support the characteristics of the insurance liabilities. We have utilized this methodology consistently over all periods presented.
The Corporate and Other business segment acts as the owner of all of the invested assets of the Company. As noted previously, assets and surplus from the Corporate and Other business segment are allocated to the insurance segments to match the liabilities of those segments. The investment income from the invested assets is also allocated to the insurance segments from the Corporate and Other business segment in accordance with the amount of assets allocated to each segment. Earnings of the Corporate and Other business segment are derived from our non-insurance businesses as well as earnings from those invested assets that are not allocated to the insurance segments. All realized investment gains and losses are recorded in this segment.
Outlook
The “Outlook” section contains many forward-looking statements, particularly relating to our future financial performance. These forward-looking statements are based on information currently available to us, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to the precautionary statements set forth in the introduction to this Annual Report on Form 10-K. Actual results are likely to differ materially from those forecasts, depending on the outcome of various factors.
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
General Trends
Challenging Financial and Economic Environment: We believe that as expectations for global economic growth remain uncertain, factors such as consumer spending, business investment, the volatility and condition of the capital markets and inflation will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could affect earnings negatively and have a material adverse effect on our business, financial condition and results of operations. However, we believe those risks are somewhat mitigated by our financial strength, active risk management and disciplined underwriting for our products. Our diverse product mix across multiple lines of business (life, annuity, health and property and casualty) is a strength that will help us adapt to current economic times and give us the ability to serve the changing needs of our customers. For example, fluctuations in the stock market during recent years have led investors to search for financial products that are insulated from the volatility of the markets. We are well positioned to serve the demand in this marketplace given our success with fixed annuity products. Additionally, through our conservative business approach, we believe we remain financially strong, and we are committed to providing a steady and reliable source of financial protection for policyholders and investors alike.
Low Interest Rates: Low interest rate environments are typically challenging for life and annuity companies as the spreads on deposit-type funds and contracts narrow and policies approach their minimum crediting rates. Low market interest rates may reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. We have an ALM Committee that actively manages the profitability of our in-force insurance and annuity contracts. In response to the unusually low interest rates in recent years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and reduced crediting rates on in-force contracts, where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and on the profitability of these products, although sales volume and persistency could diminish as a result. Additionally, we maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of these products. Although rapidly rising interest rates could result in reduced persistency of our spread-based products, as contract holders shift assets into higher yielding investments, we believe that our ability to react quickly to the changing marketplace will help us to manage this risk.
Low interest rates are also challenging for property and casualty companies. Investment income is generally a substantial element in earning an acceptable profit margin. Lower interest rates resulting in lower investment income require the company to achieve better underwriting results. We have taken pricing actions to help mitigate the adverse impact of low interest rates on our property and casualty business. As a result, we have seen sales volume and persistency diminish.
Focus on Operating Efficiencies: The challenging economic environment and the recent investment-related losses across the industry have created a renewed focus on operating cost reductions and efficiencies. We aggressively manage our cost base while maintaining our commitment to provide superior customer service to agents and policyholders. Investments in technology are aligned with activities and are coordinated through a disciplined project management process. We anticipate continually improving our use of technology to enhance our policyholders’ and agents’ experience.
Changing Regulatory Environment: The insurance industry is regulated primarily at the state level. In addition, some life and annuity products and services are subject to U.S. federal regulation. The debate over the U.S. federal regulatory role in the insurance industry continues to be a divisive issue within the industry. We proactively monitor this debate to determine its impact on our business.
Life and Annuity
Life insurance continues to be our mainstay segment, as it has been during our long history. We believe that the combination of predictable and decreasing mortality rates, positive cash flow generation for many years after policy issue and favorable persistency characteristics suggest a viable and profitable future for this line of business. We continue to use a wide variety of marketing channels and plan to expand our traditional distribution models with additional agents.
We are committed to maintaining our annuity product lines. We have a conservation program that is intended to retain policyholders through proactive communication and education when a policyholder is considering surrendering his or her policy. We believe this program has resulted in retaining approximately 8.5% of our policyholders who have submitted surrender requests.

Effective management of invested assets and associated liabilities involving credited rates and, where applicable, financial hedging instruments (which are utilized as economic hedges of equity-indexed annuity products), is crucial to the success of our annuity segment. Asset “disintermediation”, the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, is a risk associated with this segment. This risk is monitored and managed by the ALM Committee, using statistical measures such as duration and projected future cash flows based on large numbers of possible future interest scenerios and the use of modeling to identify potential risk areas. These techniques are designed to manage asset-liability cash flow and minimize potential losses.
Demographics: We believe a key driver shaping the actions of the life insurance industry is the rising income protection, wealth accumulation, and insurance needs of retiring Baby Boomers (those born between 1946 and 1964). According to U.S. Census information published in 2008, about 19.3 percent of the total population will be over 65 by 2030, compared to about 13.0 percent now. Also, the most rapidly growing age group is expected to be the 85 and older population. As a result of increasing longevity and uncertainty regarding the Social Security system, retirees will need to accumulate sufficient savings to support retirement income requirements.
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
Competitive Pressures: The life insurance industry remains highly competitive. Product development and life cycles have shortened in many products, leading to more intense competition with respect to product features. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. We believe we possess sufficient scale, financial strength and flexibility to effectively compete in this market.
The annuity market is also highly competitive. In addition to aggressive annuity rates and new product features such as guaranteed living benefit riders within the industry, there is also a growing competition from other financial service firms. Insurers continue to evaluate their distribution channels and the way they deliver products to consumers. At this time, we have elected not to provide guaranteed living benefits as a part of our variable annuity products. We believe these products were not adequately priced relative to the risk profile of the product. While this may have impeded our ability to sell variable annuities in the short term, we believe this strategy has given us an advantage in terms of profitability over the long term.
We believe we will continue to be competitive in the life and annuity markets through our broad line of products, our diverse distribution channels, and our consistent high level of customer service. We modify our products to meet customer needs and to expand our reach where we believe we can obtain profitable growth. Some highlights of recent activities include:
•	In 2010, we established a New York domiciled life insurance subsidiary, which offers a variety of annuity products. In 2011, the subsidiary started selling life insurance. Sales are made through independent and multiple-line agents and direct to the consumer.
•	Sales of traditional life insurance products through our Career Sales and Service Division increased in 2011. This, coupled with our focus on policy persistency and expense management, allowed us to continue to maintain a stable and profitable block of in-force business.
•	Sales of Universal Life insurance products increased for our Multiple-line and Career Sales and Service Divisions in 2011.
•	We believe there will be a continuing shift in sales emphasis to utilizing the Internet, endorsed direct mail and innovative product/distribution combinations. Our direct sales of life insurance products rebounded in 2010 and continued into 2011. Selling traditional life insurance products through our Internet and third-party marketing distribution channels will remain a focus.

Health
We experienced a decline in our Medicare Supplement policies in-force in 2011 and 2010. Price pressure from traditional Medicare Supplement carriers seeking the lowest market rates and, to a lesser extent, competition from Medicare Advantage plans continues to impact our production. We remain committed to the traditional Medicare Supplement plans, which we consider viable for the long term.
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
The Health Acts have generated new opportunities in the limited benefit and supplemental product markets. During 2011, we began building a portfolio of products to be sold in the worksite market as well as to individuals. Our marketing research indicates that there are areas in these markets that are underserved. In 2012, we intend to establish new distribution channels and sales strategies through which we expect to see results.
We expect our Managing General Underwriter line (“MGU”), which provides a large contribution to Health profits, to continue to grow during 2012. It is important to note that most of the income associated with this line is in the form of a fee income included in “Other income” of the Health segment’s operating results; we retain only 10% of the MGU premium.
Property and Casualty
Our operating results continue to be significantly impacted by a high level of catastrophe losses in the Midwest and Northeast. We are not currently planning to change our geographic concentrations as we factor the higher level of losses into our pricing models.
“U.S. Property/Casualty — Review and Preview” published by A.M. Best on February 6, 2012 noted that the U.S. property and casualty insurance industry has continued to experience sharply deteriorated operating performance as a result of significant catastrophe related losses, persistent competition, underpricing of many commercial lines, low investment yields and lingering weakness in the macroeconomic environment. The industry’s underwriting performance deteriorated in 2011, as unusually high catastrophe related losses, driven by increased frequency of low-severity perils, and weaker results in the commercial market took a heavy toll on overall underwriting results resulting in the largest underwriting loss since 2002. The U.S. property and casualty industry experienced large catastrophe related losses in 2011, driven by a sharp upswing in the frequency of catastrophic events, including an unprecedented tornado season, one of the most active ever recorded, as well as the first hurricane to hit the U.S since 2008, severe thunderstorms, winter storms, wildfires and floods. While the severity of many of these events was not significant, two events affecting Joplin, Missouri and Tuscaloosa, Alabama resulted in large losses for the industry. To illustrate the increased frequency of events in the U.S. during 2011, the Federal Emergency Management Agency declared a record number of major disasters of 99 during the year, up from 81 declared in 2010. The historical average of major disasters is 34 per year.
Demand for P&C credit-related insurance products continues to increase. Credit markets have improved from the previous recessionary years, which resulted in increasing sales in the auto dealer market and, in turn, demand for our GAP products. We continue to update credit insurance product offerings and pricing to meet changing market needs, as well as adding new agents to expand market share in the credit-related insurance market. We are reviewing and implementing procedures to enhance customer service and, at the same time, looking for efficiencies to reduce administrative costs.

Competition: Property and casualty insurers are facing a continued competitive pricing environment. The condition of the economy in 2011 prevented the rate hardening most industry leaders were expecting following the declines in previous years. The competitive environment is expected to continue into 2012 as excess industry capital, industry loss reserve releases, and an anticipated sluggish economic recovery all undermine any significant improvement in the market.
Despite the challenging pricing environment, we expect to identify profitable opportunities through our strong distribution channels, expanding geographic coverage, target marketing efforts and new product development. Through our multiple-line exclusive agents, we will continue to focus on increasing our market share in the home, auto and targeted commercial insurance markets.
Critical Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that often involve a significant degree of judgment, in particular, expectations of current and future mortality, morbidity, persistency, claims and claim adjustment expenses, recoverability of receivables, investment returns and interest rates. In developing these estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe that the amounts as reported are appropriate, based upon the facts available upon compilation of the consolidated financial statements.
Management reviews the estimates and assumptions used in the preparation of the consolidated financial statements on an ongoing basis. If management determines that modifications in estimates and assumptions are appropriate given current facts and circumstances, our financial position and results of operations as reported in the consolidated financial statements could change significantly.
A discussion of these critical accounting estimates is presented below.
Reserves
Life and Annuity Reserves:
Liability for Future Policy Benefits and Policy Account Balances — For traditional life products, liabilities for future policy benefits have been calculated based on a net level premium method using estimated investment yields, withdrawals, mortality and other assumptions that were appropriate at the time of policy issuance. The estimates used are based on our experience, adjusted with a provision for adverse deviation. Investment yields used for non-participating traditional life products range from 3.0% to 8.0% and vary by issue year.
Future policy benefits for universal life and investment-type deferred annuity contracts reflect the current account value before applicable surrender charges. Future policy benefits for group life policies have been calculated using a level interest rate ranging from 3.0% to 5.5%. Mortality and withdrawal assumptions are based on our experience.
Fixed payout annuities included in future policy benefits are calculated using a level interest rate ranging from 3.0% to 5.6%. Mortality assumptions are based on standard industry mortality tables. Liabilities for payout annuities classified as investment contracts (payout annuities without life contingencies) are determined as the present value of future benefits at the “breakeven” interest rate determined at inception.
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
Life Reserving Methodology - We establish liabilities for amounts payable under life insurance policies, including participating and non-participating traditional life insurance and interest-sensitive and variable universal life insurance. In general, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums (for traditional life insurance), or as the account value established for the policyholder (for universal and variable universal life insurance). Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse rates, investment return, inflation, expenses and other contingent events as appropriate to the respective product type.
Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon our experience, with provisions for adverse deviation, when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 3.0% to 8.0% and vary by issue year. Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 2.5% to 5.5%, and mortality rates assumed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.
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
Incurred but not reported (“IBNR”) claims for life policies are estimated using historical claims information. We analyze our claims data annually and develop an average IBNR factor, which is applied to paid claims in the current period to reflect estimated claims for which the deaths are not reported until a subsequent period. In addition, we make an estimate for additional reserves whenever new information becomes available. Adjustments in IBNR reserves, if any, are reflected in the results of operations during the period when such adjustments are made.
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

Annuity Reserving Methodology — We establish liabilities for amounts payable under annuity contracts, including fixed payout and deferred annuities. An immediate or payout annuity is an annuity contract in the benefit “payout” phase. In a fixed payout annuity contract, the insurance company agrees, for a cash consideration, to make specified benefit payments for a fixed period, or for the duration of a designated life or lives. The cash consideration can be funded with a single payment, as is the case with single premium immediate annuities, or with a schedule of payments, as is the case with “limited-pay” products.
Payout annuities with more than an insignificant amount of mortality risk are calculated in accordance with the applicable accounting guidance for limited pay insurance contracts. Benefit and maintenance expense reserves are established by using assumptions reflecting our expectations, including an appropriate margin for adverse deviation. Payout annuity reserves are calculated using standard industry mortality tables specified for statutory reporting and an interest rate range of 3.0% to 5.6% for life annuities and 3.0% for shorter duration contracts, such as term certain payouts. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are established. The resulting recognition of profits would be gradual over the expected life of the contract.
Liabilities for deferred annuities are established based on methods and underlying assumptions in accordance with the applicable accounting guidance for investment contracts. Policyholder account balances are established as the account value held on behalf of the policyholder. The possible need for additional reserves for guaranteed minimum death benefits is determined in accordance with the applicable accounting guidance. The profit recognition on deferred annuity contracts is gradual over the expected life of the contract. No immediate profit is recognized on the sale of the contract.
Health Reserves:
Overview — We establish future policy benefit reserves in order to match income and benefit expenses by accounting period. Policy and contract claim reserves are established in order to associate future benefit payments, both known and unknown, with the period in which they were incurred.
As of year-end 2011, the total Health net reserves were $164.3 million versus $181.2 million at year-end 2010.
The following methods are employed to establish the Health reserves:
Completion Factor Approach: The claim reserves for most health care coverage can be suitably calculated using a completion factor method. This method assumes that the historical lag pattern will be an accurate representation of unpaid claim payments. An estimate of the unpaid claims is calculated by subtracting period-to-date paid claims from an estimate of the ultimate ‘complete’ payment for all incurred claims in the period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout. This method is best used when the incurred date and subsequent paid date is known for each claim and if fairly consistent patterns can be determined from the progression of the incurred date until the date paid in full.
For the individual and association medical block (including Medicare Supplement), we use a completion factor approach to establish claim reserves. MGU and group claim reserves are also calculated using these methods. Outstanding claim inventories are monitored monthly to determine if any adjustment to the completion factor calculation is needed.
For some larger MGUs we engage external actuarial firms to provide an estimate of the claim reserves for their respective blocks. We independently evaluate the external claim reserve estimates for reasonableness as well as for consistency with other completion-factor based reserves. These estimates are incorporated into our reserve analysis to determine the booked reserves for the Health segment.
Tabular Claims Reserves: Disability income and long-term care blocks of business utilize a tabular calculation to generate the present value of expected future payments. These reserves are called tabular because they rely on the published valuation continuance tables. These tables were created using industry experience regarding assumptions of continued morbidity and subsequent recovery. The tabular reserves are calculated by applying these continuance tables, along with appropriate company experience adjustments, to the stream of contractual benefit payments. The present value of these expected benefit payments discounted at the required interest rate establishes the tabular reserve.

Credit health claim reserves are also based on a tabular calculation using actuarial tables published by the Society of Actuaries and accepted by the NAIC. The reserve for this business is calculated as a function of open claims using the same actuarial tables discussed above. Periodically, we test the total claim reserve using a completion factor calculation.
Future Policy Benefits — Reserves for future policy benefits have been calculated based on a net level premium method. Future policy benefits are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate. Interest rates for the aggregate future policy benefit liabilities range from 3.0% to 8.0% and vary by issue year.
Premium Deficiency Reserves — Deficiency reserves are established when the expected claims payments for a classification of policies having homogenous characteristics are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, and the expected benefit utilization patterns. We have established premium deficiency reserves for segments of the major medical business and the long-term care business. These lines of business are in run-off and continue to under-perform relative to the original pricing. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness, and the reserve amount is monitored against emerging losses.
Property and Casualty Reserves:
Reserves for Claims and Claim Adjustment Expense (“CAE”) - Property and casualty reserves are established to provide for the estimated costs of paying claims under insurance policies written. These reserves include estimates for both:
•	Case reserves — claims that were reported to us but not yet paid, and
•	IBNR — anticipated cost of claims incurred but not reported. IBNR reserves include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future, and claims that have been incurred but not yet reported.
These reserves include an estimate of the expense associated with settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process. The two major categories of CAE are defense and cost containment expense and adjusting and other expense. The details of property and casualty reserves are shown in the following table (in thousands):

	December 31, 2011			December 31, 2010
	Gross	Ceded	Net	Gross	Ceded	Net

Case	$470,519	$37,673	$432,846	$469,051	$23,015	$446,036
IBNR	440,473	15,479	424,994	458,509	17,537	440,972

Total	$910,992	$53,152	$857,840	$927,560	$40,552	$887,008

Case Reserves: Reserves for reported losses are established on either a judgment or a formula basis, depending on the timing and type of the loss. They are based on historical paid loss data for similar claims with provisions for trend changes, such as those caused by inflation. The formula reserve is a fixed amount for each claim of a given type.
Judgment reserve amounts generally replace initial formula based reserves and are set on a per case basis based on facts and circumstances of each case, the type of claim and the expectation of damages. We regularly monitor the adequacy of judgment reserves and formula reserves on a case-by-case basis and change the amount of such reserves as necessary.

IBNR: IBNR reserves are estimated based on many variables, including historical statistical information, inflation, legal developments, economic conditions, and general trends in claim severity, frequency and other factors that could affect the adequacy of claims reserves.
Loss and premium data is aggregated by exposure class and by accident year. IBNR reserves are calculated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Unlike case reserves, IBNR is generally calculated at an aggregate level and cannot usually be directly identified as reserves for a particular loss or contract. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to such claims. Adjustments in aggregate reserves, if any, are reflected in the results of operations of the period during which such adjustments are made.
We believe our actuaries conservatively reflect the potential uncertainty generated by volatility in our loss development profiles when selecting loss development factor patterns for each line of business. See Results of Operations and Related Information by Segment — Property and Casualty, Prior Period Reserve Development section of the MD&A for additional information.
The evaluation process to establish the claims and CAE reserves involves the collaboration of underwriting, claims and internal actuarial departments. The process also includes consultation with independent actuarial firms on a regular basis. Work performed by independent actuarial firms is an important part of our process of gaining reassurance that the claims and CAE reserves determined by our internal actuarial department sufficiently meet all present and future obligations arising from all claims incurred as of year-end. Additionally, the independent actuarial firms complete the Statements of Actuarial Opinion at each year-end, certifying that the recorded claims and CAE reserves appear reasonable.
Premium Deficiency Reserve: Deficiency reserves are established when the expected claims payments and a maintenance component for a product line is in excess of the expected premiums for that product line. The determination of a deficiency reserve takes into consideration the current profitability of a product line using anticipated claims, claims expense, and policy maintenance costs. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness and the reserve amount is monitored against emerging losses. There were no reserves of this type at December 31, 2011.
P & C Reserving Methodology — The following actuarial methods are utilized in our reserving process during both annual and interim reporting periods:
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
Key Assumptions:
Implicit in the actuarial methodologies previously discussed are the following critical reserving assumptions, which may impact our reserves:
•	Future inflation rates will remain stable and consistent with historical norms;
•	The selected loss ratio used in the initial expected loss ratio method and Bornhuetter Ferguson method for each accident year;
•	The expected loss development profiles;
•	A consistent claims handling process;
•	A consistent payout pattern;
•	No unusual growth patterns;
•	No major shift in liability limits distribution on liability policies; and
•	No significant prospective changes in laws that would significantly affect future payouts.
The loss ratio selections and loss development profiles are developed primarily using our own historical claims and loss experience. These assumptions have not been modified from the preceding periods and are consistent with historical loss reserve development patterns.
Management believes our loss reserves at December 31, 2011 are adequate. New information, legislation, events or circumstances, unknown at the original valuation date, however, may result in future development to our ultimate losses significantly greater or less than the recorded reserves at December 31, 2011.

For non-credit lines of business, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and thus we chose to measure the sensitivity of our reserve levels to unexpected changes in inflation. The table below presents estimates of the impact of likely scenarios related to changes in future inflation. A future 1.5% decrease and 2.5% increase over the implied inflation rate in our reserves is presented. The impacts on our estimate of gross loss reserves at year-end (amounts in thousands) is displayed.

	Year ended December 31, 2011
	Cumulative Increase (Decrease) in Reserves
	Future Inflation
	1.5% Decrease	2.5% Increase

Personal:
Personal Auto	$(5,104)	$14,856
Homeowner	(703)	3,572

Commercial:
Agribusiness	(6,018)	22,243
Commercial auto	(2,141)	6,811
The analysis of our credit insurance line of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the unearned premium to determine the IBNR reserves at December 31, 2011. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $8.3 million.
It is not appropriate to aggregate the impacts shown in our sensitivity analysis, as our lines of business are not directly correlated. The variations set forth are not meant to be a “best-case” or “worst-case” scenario, and therefore, it is possible that future variations will be more or less than the amounts in our sensitivity analysis. While we believe these are possible scenarios based on the information available to us at this time, we do not believe the reader should consider our sensitivity analysis an actual reserve range.
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
Claim adjustment expenses — We estimate adjusting and other expenses separately from loss reserves using the Calendar Year Paid-to-Paid method. Reserves for defense and cost containment expense are estimated separately from loss reserves, using either the Loss or Expense Development method or Ratio of Paid Defense and Cost Containment Expense to Paid Loss method.

Deferred Policy Acquisition Costs
We incur significant costs in connection with acquiring insurance business, including commissions and certain underwriting and direct marketing expenses. Some of these costs are deferred and recorded as DAC in the assets section of the consolidated statements of financial position. The deferred costs are subsequently amortized over the lives of the underlying contracts in relation to the anticipated emergence of premiums, profit margins, or gross profits, depending on the type of product.
DAC on traditional life and health products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity and withdrawal assumptions used in computing liabilities for future policy benefits. The amount of DAC is reduced by a provision for anticipated inflation of maintenance and settlement expenses in the determination of such amounts by means of grading interest rates.
Costs deferred on universal life, limited pay and investment-type contracts are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect on DAC that would result from realization of unrealized gains (losses) is recognized with an offset to “Accumulated Other Comprehensive Income” in consolidated statements of financial position as of the reporting date. It is possible that a change in interest rates could have a significant impact on DAC calculated for these contracts.
DAC associated with property and casualty insurance business consists principally of commissions, underwriting and issue costs. These deferred costs are amortized over the coverage period of the related policies, in relation to premium revenue recognized.
We had a total DAC asset of approximately $1.35 billion and $1.32 billion at December 31, 2011 and 2010, respectively. In 2010, a new accounting guidance was issued which specifies that only costs directly related and incremental to the successful acquisition of insurance contracts can be capitalized as DAC. The new guidance also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising are met. Effective January 1, 2012, we retrospectively adopted this new accounting guidance and implemented a new DAC capitalization policy. Upon adoption, our DAC asset was reduced with a corresponding reduction in retained earnings. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the impact of this pronouncement on the Company.
We believe that the estimates used in our DAC calculations provide a representative example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions included in the amortization of the DAC balance of our long-tail business for the year ended December 31, 2011 (in thousands):

Increase/(decrease)
in DAC

Increase in future investment margins of 25 basis points	$33,015
Decrease in future investment margins of 25 basis points	(38,077)

Decrease in future life mortality by 1%	2,886
Increase in future life mortality by 1%	(2,915)

Reinsurance
Reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses and are presented net of a reserve for non-recoverability. At December 31, 2011 and 2010, reinsurance recoverable balances were $405.0 million and $355.2 million, respectively.
Recoveries on our gross ultimate losses are determined using distributions of gross ultimate loss by layer of loss retention to estimate ceded IBNR as well as through the review of individual large claims. The most significant assumption we use is the average size of the individual losses for claims that have occurred but have not yet been recorded by us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately in the consolidated financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all claims are settled.
We manage counterparty risk by entering into agreements with reinsurers we generally consider to be highly rated. However, we do not require a specified minimum rating. We monitor the concentrations of the reinsurers and reduce the participation percentage of lower-rated companies when appropriate. We believe we currently have no significant reinsurance amounts with any significant risk of becoming unrecoverable due to reinsurer insolvency.
Some of our reinsurance contracts contain clauses that allow us to terminate the participation with reinsurers whose ratings are downgraded. Information used in our risk assessment is comprised of industry ratings, recent news and reports, and a limited review of financial statements. We also may require letters of credit, trust agreements, or cash advances from unauthorized reinsurers (reinsurers not licensed in our state of domicile) to fund their share of outstanding claims and CAE. Final assessment is based on the judgment of senior management.
Other-Than-Temporary Impairment
Our accounting policy requires that a decline in the fair value of investment securities below their cost basis be evaluated on an ongoing basis to determine if the decline is other-than-temporary. A number of assumptions and estimates inherent in evaluating impairments are used to determine if they are other-than-temporary which include 1) our ability and intent to hold the investment securities for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than cost basis; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions, which could affect liquidity.
Valuation of Financial Instruments
The fair value of available-for-sale securities (equity and fixed maturity securities) is determined by management using one of the three primary sources of information, including the quoted prices in active markets, third-party pricing services and independent broker quotations. Estimated fair value of securities based on quoted prices in active markets are readily and regularly available; therefore, valuation of these securities generally does not involve management judgment.
For securities priced using third-party pricing services, fair value measurements of securities are determined using the third-party pricing services’ proprietary pricing applications. The typical inputs used by the third-party pricing services are relevant market information, benchmark curves, benchmark pricing of like securities, sector groupings and matrix pricing. Any securities remaining unpriced after utilizing the first two pricing methods are submitted to the independent brokers for prices. We have analyzed the third-party pricing services and independent brokers’ valuation methodologies and related inputs, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs.

We utilize equity options as a means to hedge equity-indexed deferred annuity benefits. Equity-indexed deferred annuities include a fixed host annuity contract and an embedded equity derivative. The embedded derivative portion of the contract represents benefits in excess of fixed guarantees, and the host is associated with fixed guarantees. At issue, the value of the host contract equals the premium paid less the fair value of the embedded derivative. The initial host contract value is accreted to the fixed guaranteed value at end of the contract indexing term. The fair value of the embedded derivative is recalculated at each reporting period using the current contract values and option pricing assumptions. Interest credited is generally comprised of interest accruals to fixed deferred annuity account balances. In addition to the accrual of interest on the host contract, the gain or loss on the embedded equity derivative is also recognized as interest credited for equity-indexed deferred annuities. Embedded derivative gains and losses can introduce material fluctuations in interest credited from one period to the next.
Pension and Postretirement Benefit Plans
Our pension and postretirement benefit obligations and related costs are calculated using actuarial concepts in accordance with the relevant accounting guidance. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurements. Each year, these key assumptions are reevaluated to determine whether they reflect the best estimates for the current period. Changes in the methodology used to determine the best estimates are made when facts or circumstances change, for example, a general decline or rise in interest rates that have not yet been reflected in the rates implicit in the current prices of annuity contracts. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.
We use a discount rate to determine the present value of future benefits on the measurement date. We are currently using a high-quality long-term corporate bond rate as our guideline for setting this rate. To determine the expected long-term rate of return on plan assets, a building-block method is used. The expected rate of return on each asset is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate). Using this approach, the expected return derived will fluctuate somewhat from year to year; however, it is our policy to hold this long-term assumption relatively constant.
The assumptions used in the measurement of our pension benefit obligations for 2011 and 2010 are as follows:

	Used for Net		Used for Net
	Benefit Cost	Used for Benefit	Benefit Cost	Used for Benefit
	for year ended	Obligations as of	for year ended	Obligations as of
	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010

Discount rate	5.34%	4.19%	6.17%	5.34%
Rate of compensation increase	3.78	3.74	4.20	3.78
Long-term rate of return	7.65	7.67	7.65	7.65
Litigation Contingencies
We review existing litigation and potential litigation with counsel quarterly to determine if an accrual of a liability for possible losses is necessary. Liabilities for contingent losses are established whenever they are probable and estimable based on our best estimate of the probable loss. If no one number within the range of possible losses is more probable than any other, we record a liability at the low end of the estimated range.
Based on information currently available, we believe that amounts ultimately paid, if any, arising from existing and currently potential litigation would not have a material effect on our results of operations and financial condition. However, it should be noted that the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs, continue to create the potential for an unpredictable judgment in any given lawsuit. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than we anticipate, the resulting liability could have a material impact on the consolidated financial statements. See Note 20, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for additional details.

Federal Income Taxes
Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expenses recognized in our consolidated financial statements for which tax payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our consolidated financial statements.
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
Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction (“DRD”) reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the U.S. federal statutory tax rate of 35%. The U.S. Department of the Treasury and the IRS intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.
Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties, that relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations for the examination of federal income tax returns by the IRS for years 2006 to 2010 either has been extended or has not expired. In the opinion of management, all prior year taxes have been paid or adequate provisions have been made for any uncertain tax positions taken in prior year returns.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For discussions of our segment results, see the “Results of Operations and Related Information by Segment” section. The following table sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Premiums and other revenues:
Premiums	$1,748,612	$1,877,908	$1,974,024	$(129,296)	$(96,116)
Other policy revenues	189,494	185,805	179,504	3,689	6,301
Net investment income	968,165	911,915	839,777	56,250	72,138
Realized investments gains (losses), net	90,866	74,062	(73,855)	16,804	147,917
Other income	25,890	23,491	21,291	2,399	2,200

Total premiums and other revenues	3,023,027	3,073,181	2,940,741	(50,154)	132,440

Benefits, losses and expenses:
Policyholder benefits	480,063	500,125	547,428	(20,062)	(47,303)
Claims incurred	1,032,497	1,108,290	1,162,471	(75,793)	(54,181)
Interest credited to policyholder’s account balances	405,083	393,119	370,563	11,964	22,556
Commissions for acquiring and servicing policies	430,310	446,463	457,989	(16,153)	(11,526)
Other operating expenses	462,470	462,656	476,165	(186)	(13,509)
Change in deferred policy acquisition costs (1)	(41,107)	(40,095)	(63,611)	(1,012)	23,516

Total benefits and expenses	2,769,316	2,870,558	2,951,005	(101,242)	(80,447)

Income (loss) before other items and federal income taxes	$253,711	$202,623	$(10,264)	$51,088	$212,887

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Consolidated earnings increased during 2011 compared to 2010 primarily as a result of:
•	improved Property and Casualty segment results, and
•	an increase in net investment income primarily due to an increase in invested assets,
•	partially offset by a decrease in Life segment results.
Consolidated earnings increased during 2010 compared to 2009. The increase was primarily driven by the following:
•	an increase in our Corporate and Other business segment’s realized investment gains and net investment income as a result of improved market conditions,
•	a decrease in policy benefits across all segments, and
•	a decrease in other operating costs and expenses in our Life and Health segments,
•	partially offset by a decrease in Life and Health segment premiums and an increase in Annuity segment interest credited to policyholder account balances (“interest credited”).
In the Consolidated Results of Operations above and in the segment discussions that follow, certain amounts in the prior year have been reclassified to conform to the current year presentation. See Note 18, Segment Information, of the Notes to the Consolidated Financial Statements for additional details.

Results of Operations and Related Information by Segment
Life
The Life segment markets traditional life insurance products such as whole life and term life, and interest-sensitive life insurance products such as universal life, variable universal life and indexed universal life. These products are marketed on a nationwide basis through career and multiple-line agents, as well as through direct marketing channels. Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Premiums and other revenues:
Premiums	$277,724	$282,160	$284,530	$(4,436)	$(2,370)
Other policy revenues	174,406	170,729	164,748	3,677	5,981
Net investment income	238,275	234,905	233,505	3,370	1,400
Other income	3,301	3,547	2,720	(246)	827

Total premiums and other revenues	693,706	691,341	685,503	2,365	5,838

Benefits, losses and expenses:
Policyholder benefits	344,328	294,177	297,719	50,151	(3,542)
Interest credited to policyholder’s account balances	60,494	59,149	58,983	1,345	166
Commissions for acquiring and servicing policies	88,300	91,165	91,968	(2,865)	(803)
Other operating expenses	173,619	178,619	185,048	(5,000)	(6,429)
Change in deferred policy acquisition costs (1)	(3,777)	(1,963)	1,536	(1,814)	(3,499)

Total benefits and expenses	662,964	621,147	635,254	41,817	(14,107)

Income before other items and federal income taxes	$30,742	$70,194	$50,249	$(39,452)	$19,945

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
For the year ended December 31, 2011, earnings decreased compared to 2010 as a result of an increase in policyholder benefits. This increase includes $26.6 million increase in claims not yet reported and $4.9 million increase in claims incurred or paid all due to a modification of our claim settlement procedures.
Earnings for the year ended December 31, 2010 increased significantly compared to 2009 primarily due to an increase in other policy revenues, decreases in policy benefits and operating expenses and an increase in deferred policy acquisition costs. Operating expenses in 2010 were lower due to the absence of nonrecurring costs associated with the Company’s SEC registration and lower direct marketing expenses. The increase in other policy revenues was due to higher policy service fees on a growing block of interest-sensitive life policies.
Premiums and other revenues
Changes in premiums are primarily driven by new sales during the period, the persistency of in-force policies, and reinsurance activity. Premiums have decreased slightly each of the past two years. The decrease in 2011 compared to 2010 was primarily driven by higher reinsurance premiums due to increasing policy face values, and a decrease in the credit-related life products as a result of lower sales. The decrease during 2010 compared to 2009 was attributable to increasing Yearly-Renewable-Term renewal ceded reinsurance premiums on the higher face amounts issued in previous years.
Other policy revenues include mortality charges, earned policy service fees, and surrender charges on interest-sensitive life insurance policies. These charges increased for the year ended December 31, 2011 and 2010 compared to each preceding year primarily due to higher policy service fees on a growing block of life policies. This increase reflects the continued growth in interest-sensitive life business.

Benefits, losses and expenses
Policyholder benefits increased for the year ended December 31, 2011 compared to 2010, primarily as the result of an increase in the estimate of claims incurred but not reported and an increase driven by higher mortality costs net of reinsurance, due to an increase in claims on larger face-value policies. During the year ended December 31, 2010, policy holder benefits were relatively flat compared to 2009.
During 2011, there was an emerging shift of view regarding claim processes from the long-standing practice that a claim must be filed by a beneficiary to a view that an insurer should actively seek possible beneficiaries by monitoring information of a policyholder’s death. This type of information might be ascertainable using the U.S. Social Security Death Master File (“SSA Master File”). We modified our claims settlement procedures in the fourth quarter of 2011 to apply this perspective on a nationwide basis. This led to an increase in our IBNR life claims reserve of $26.6 million. We also paid or accrued additional benefits of $4.9 million during the fourth quarter of 2011 as a result of these new procedures. For additional information, see “Item 1A, Risk Factors.”
Other operating costs and expenses decreased for the year ended December 31, 2011 compared to 2010, and for the year ended December 31, 2010 compared to 2009. The decrease during 2011 was primarily the result of the release of a litigation liability. The decrease during 2010 was primarily due to reductions in consulting fees attributed to Sarbanes-Oxley and SEC registration, as well as marketing and legal expenses.
The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Acquisition cost capitalized	$79,653	$80,789	$77,161	$(1,136)	$3,628
Amortization of DAC	(75,876)	(78,826)	(78,697)	2,950	(129)

Change in deferred policy acquisition costs (1)	$3,777	$1,963	$(1,536)	$1,814	$3,499

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Acquisition costs capitalized decreased for the year ended December 31, 2011 compared to 2010 primarily as a result of the decrease in premiums. The increase during 2010 compared to 2009 was a result of non-commission related compensation. The decrease in the amortization of DAC during 2011 compared to 2010 was the result of a decrease in terminations and surrenders. The amortization of DAC was relatively flat during 2010 compared to 2009.
Reinsurance
The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	December 31,			Years ended December 31,
	2011	2010	2009	2011	2010	2009

Reinsurance assumed	$4,318	$9,827	$19,514	$2,974	$5,716	$9,038
Reinsurance ceded	(188,812)	(173,097)	(160,934)	(92,208)	(90,459)	(81,122)

Total	$(184,494)	$(163,270)	$(141,420)	$(89,234)	$(84,743)	$(72,084)

We use reinsurance to mitigate excessive risk to the Life segment. As of December 31, 2011, our retention limits were $2,350,000 for issue ages 65 and under, and $1,550,000 for issue ages 66 and older, for traditional and universal life, as compared to a single limit of $1,550,000 as of December 31, 2010. Accidental death benefits and premium waiver benefits are mostly retained on new business issued beginning in 2008. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products. Decreases in assumed reserves and premium were primarily due to the cancellation of our reinsurance agreement with two credit life reinsurers. Those blocks of business are now in run-off, and the new business retained is currently written by us on a direct basis.
We periodically adjust our reinsurance program and retention limits as market conditions warrant, consistent with our corporate risk management strategy. While, in the past, we have reinsured up to 90% of new business, we are currently reinsuring newly developed permanent products on a modified excess retention basis, in which we reinsure mortality risk on a yearly renewable term basis, ceding a 75% quota share of policies with a face value of at least $500,000 up to our retention and then a 100% quota share in excess of retention. Term products are coinsured between 60% and 100% on a first-dollar quota share basis. Current traditionally marketed term products are coinsured on a 90% quota share basis, while current direct-marketed products are coinsured on a 60% basis, up to our retention, and then a 100% quota share in excess of retention.
Reinsurance is used in the credit life business primarily to provide producers of credit-related insurance products the opportunity to participate in the underwriting risk through offshore producer-owned captive reinsurance companies. A majority of the treaties entered into by our Credit Insurance Division are written on a 100% coinsurance basis with benefit limits of $100,000 on credit life. We have entered into funds withheld reinsurance treaties, which are ceded to the reinsurer on a written basis.
Our individual life reinsurance is primarily placed with highly rated companies, and we monitor the financial condition of those companies. For 2011, the companies where we have placed material amounts of reinsurance for the Life segment are shown in the table below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium

Swiss Re Life and Health America Inc.	A+	$23,759	6.4%
Munich American Reassurance Company	A+	12,637	3.4
Transamerica Life Insurance Company	A+	9,362	2.5
Reinsurance Group of America (RGA Reinsurance Company)	A+	8,351	2.3
Canada Life Reinsurance	A+	6,338	1.7
SCOR Global Life Re Insurance Company of Texas	A	5,543	1.5
Other Reinsurers with no single company greater than 5% of the total ceded premium		26,218	7.1

Total life reinsurance ceded		$92,208	24.9%

(1)	A.M. Best rating as of the most current information available January 31, 2012.
Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2011	2010	2009	2011	2010

Life insurance in-force:
Traditional life	$46,484,826	$45,919,219	$45,229,407	$565,607	$689,812
Interest-sensitive life	23,671,800	23,879,283	24,218,843	(207,483)	(339,560)

Total life insurance in-force	$70,156,626	$69,798,502	$69,448,250	$358,124	$350,252

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010

Number of policies in-force:
Traditional life	2,204,187	2,274,144	2,347,423	(69,957)	(73,279)
Interest-sensitive life	178,595	176,160	174,738	2,435	1,422

Total number of policies	2,382,782	2,450,304	2,522,161	(67,522)	(71,857)

There was an increase in total life insurance in-force in 2011 compared to 2010. The increase in our traditional life products is believed to be the result of consumers seeking contract guarantees due to the economic environment in recent years. This increase was partially offset by a decrease in our interest-sensitive life policies as the result of lower prevailing interest rates. The decrease in our policy count is attributable to surrenders and lapses, as well as new business activity generally being comprised of fewer but larger face-value policies.
There was a slight increase in total life insurance in-force in 2010 compared to 2009, as new policies issued exceeded the aggregate face amount of older policies terminated by death, lapse, or surrender. The decreasing policy count, from 2009 through 2010, is attributable primarily to the natural attrition of a larger number of older policies, partially offset by newer policies that are fewer in number but larger in face amount.

Annuity
We offer a variety of immediate and deferred annuities. We sell these products through independent agents, brokers, and financial institutions, along with multiple-line and career agents. Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Premiums and other revenues:
Premiums	$94,753	$174,193	$220,284	$(79,440)	$(46,091)
Other policy revenues	15,088	15,076	14,756	12	320
Net investment income	577,707	535,581	471,192	42,126	64,389
Other income	250	607	373	(357)	234

Total premiums and other revenues	687,798	725,457	706,605	(37,659)	18,852

Benefits, losses and expenses:
Policyholder benefits	135,735	205,948	249,709	(70,213)	(43,761)
Interest credited to policyholder’s account balances	344,589	333,970	311,580	10,619	22,390
Commissions for acquiring and servicing policies	94,851	95,701	107,053	(850)	(11,352)
Other operating expenses	72,325	71,298	63,497	1,027	7,801
Change in deferred policy acquisition costs (1)	(29,554)	(44,569)	(62,013)	15,015	17,444

Total benefits and expenses	617,946	662,348	669,826	(44,402)	(7,478)

Income before other items and federal income taxes	$69,852	$63,109	$36,779	$6,743	$26,330

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Earnings increased for the year ended December 31, 2011 compared to 2010 primarily as the result of the growth in net investment income outpacing the growth in interest credited. Additionally, a previously disclosed litigation matter impacted other operating expenses during 2011, and without this accrual, earnings would have increased $18.7 million compared to 2010. See Note 20, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for additional details.
Earnings for the year ended December 31, 2010 improved significantly when compared to 2009 primarily due to an increase in our net investment income offset by an increase in interest credited to policy account balances.
Premiums and other revenues
Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Fixed deferred annuity	$1,470,159	$1,045,429	$1,715,871	$424,730	$(670,442)
Single premium immediate annuity	159,824	177,688	227,937	(17,864)	(50,249)
Equity-indexed deferred annuity	142,526	340,920	239,664	(198,394)	101,256
Variable deferred annuity	99,224	90,188	99,429	9,036	(9,241)

Total	1,871,733	1,654,225	2,282,901	217,508	(628,676)
Less: policy deposits	1,776,980	1,480,032	2,062,617	296,948	(582,585)

Total earned premiums	$94,753	$174,193	$220,284	$(79,440)	$(46,091)

We monitor account values and changes in those values as a key indicator of the performance of our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes (in thousands):

	Years ended December 31,
	2011	2010	2009
Fixed deferred annuity:
Account value, beginning of period	$9,006,692	$8,151,365	$6,918,365
Net inflows	1,349,874	1,180,826	1,751,397
Surrenders	(863,590)	(652,519)	(820,980)
Fees	(10,146)	(10,080)	(10,592)
Interest credited	341,586	337,100	313,175

Account value, end of period	$9,824,416	$9,006,692	$8,151,365

Single premium immediate annuity:
Reserve, beginning of period	$903,126	$820,295	$701,141
Net inflows	32,167	42,502	84,785
Interest and mortality	43,429	40,329	34,369

Reserve, end of period	$978,722	$903,126	$820,295

Variable deferred annuity:
Account value, beginning of period	$415,757	$400,624	$309,011
Net inflows	88,044	86,528	98,312
Surrenders	(112,221)	(114,320)	(77,860)
Fees	(4,786)	(4,795)	(4,096)
Change in market value and other	(6,665)	47,720	75,257

Account value, end of period	$380,129	$415,757	$400,624

Fixed deferred annuity deposits increased significantly for 2011 compared to 2010. The increase was primarily a result of our marketing efforts to expand distribution through new accounts. Fixed deferred annuity receipts decreased for the year ended December 31, 2010 compared to 2009, which had abnormally high sales in the first quarter of 2009 due to a “flight to safety” related to the credit crisis of late 2008.
Equity-indexed fixed annuities, which are included as fixed deferred annuities in the account values table, allow policyholders to participate in equity returns while also having certain downside protection resulting from guaranteed minimum crediting rates. Deposits for this product decreased during 2011 compared to the same period in 2010. We believe this decrease was primarily due to lower fixed investment yields resulting in lower declared indexed crediting terms. Deposits increased for the year ended December 31, 2010 compared to 2009 as certain annuitants accepted some exposure to volatility in the pursuit of potentially higher returns.
Single premium immediate annuities (“SPIA”) decreased for 2011 and 2010 compared to their preceding years. Premiums for this product have decreased primarily as a result of lower investment yields, restraining demand for this product in anticipation of increased income payments in the future. We believe that the current low interest rate environment has led some prospective SPIA buyers to defer their purchase of a payout annuity and temporarily invest in cash and cash equivalents, in the hope that rates will be higher at a later date, affording a higher annuity payment per premium dollar.
Variable deferred annuity products are a relatively small portion of our annuity portfolio.

Benefits, losses and expenses
Benefits consist of annuity payments and reserve increases on SPIA sales classified as insurance contracts. Benefits decreased for the years ended December 31, 2011 and 2010, compared to the previous years. The changes in benefits are consistent with the changes in total earned premium in the current and comparable periods.
Commissions remained flat in 2011 and decreased for the year ended December 31, 2010 compared to 2009, primarily due to fluctuations in sales and the shifting of the product mix each year.
The change in DAC represents acquisition costs capitalized, net of amortization of existing DAC. The amortization of DAC is calculated in proportion to gross profits. The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Acquisition cost capitalized	$118,011	$117,090	$126,769	$921	$(9,679)
Amortization of DAC	(88,457)	(72,521)	(64,756)	(15,936)	(7,765)

Change in deferred policy acquisition costs (1)	$29,554	$44,569	$62,013	$(15,015)	$(17,444)

(1)	A positive amount of net change indicates more expense was deferred than amortized and is a decrease to expense in the periods indicated.
An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the years ended December 31, 2011, 2010, and 2009 was 42.6%, 39.1%, and 44.6%, respectively. The increase in the ratio during 2011 compared to 2010, was the result of a decline in persistency during the year due to an increase in terminations and surrenders. Conversely, the decrease during 2010 compared to 2009 was the result of improved persistency from fewer terminations and surrenders.
Options and Derivatives
Shown below is the analysis of the impact to net investment income of the option return, along with the impact to interest credited of the equity-indexed annuity embedded derivative (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010
Net investment income
Without option return	$581,373	$523,373	$466,546	$58,000	$56,827
Option return	(3,666)	12,208	4,646	(15,874)	7,562

Interest credited to policy account balances
Without embedded derivative	352,410	327,366	303,442	25,044	23,924
Equity-indexed annuity embedded derivative	(7,821)	6,604	8,138	(14,425)	(1,534)

Net investment income without option return, as well as the related interest credited without equity-indexed return, increased during the year ended December 31, 2011 compared to 2010, as well as in 2010 compared to 2009. The increases were due to increases in aggregate annuity account values from each year’s sales. The overall increase in the investment asset base attributed to annuities was 9.2% and 13.9% during the years ending December 31, 2011 and 2010, respectively.
Option return, as well as the related equity-indexed-annuity embedded derivative return, decreased during 2011 compared to 2010 due to the lack of a return in the S&P 500 Index during 2011, compared to the 12.8% gains during 2010. Option return increased during 2010 compared to 2009 due to the aforementioned increase to the S&P500 index during 2010. The related equity-indexed annuity embedded derivative return, however, decreased as a result of surrenders during 2009 participating in the return, whereas in recent years surrenders did not participate in this return.
Reinsurance
We employ reinsurance for guaranteed minimum death benefit risks on certain variable annuity contracts. Our maximum guaranteed minimum death benefit exposure, before reinsurance, which represents the total exposure in the event that all annuity policyholders die, was $3.9 million and $3.0 million as of December 31, 2011 and 2010, respectively. After reinsurance, the net amounts at risk were $1.3 million and $1.1 million, as of December 31, 2011 and 2010, respectively. All such guaranteed minimum death benefit reinsurance is with reinsurers rated “A” or higher by A.M. Best.

Health
The Health segment primarily focuses on supplemental and limited benefit coverage products including Medicare Supplement insurance for the senior market as well as hospital surgical and cancer policies for the general population. For the year ended December 31, 2011, premium volume was concentrated in our Medicare Supplement (43.5%) and medical expense (20.4%) lines. Our other health products include credit accident and health policies and other limited benefit coverages. Health products are distributed through a network of independent agents and MGUs. Health segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Premiums and other revenues:
Premiums	$231,793	$263,294	$309,701	$(31,501)	$(46,407)
Net investment income	13,413	15,492	16,564	(2,079)	(1,072)
Other income	13,356	10,384	10,382	2,972	2

Total premiums and other revenues	258,562	289,170	336,647	(30,608)	(47,477)

Benefits, losses and expenses:
Claims incurred	159,289	184,554	239,407	(25,265)	(54,853)
Commissions for acquiring and servicing policies	25,808	35,263	51,717	(9,455)	(16,454)
Other operating expenses	47,169	49,634	62,134	(2,465)	(12,500)
Change in deferred policy acquisition costs (1)	9,144	4,886	5,017	4,258	(131)

Total benefits and expenses	241,410	274,337	358,275	(32,927)	(83,938)

Income before other items and federal income taxes	$17,152	$14,833	$(21,628)	$2,319	$36,461

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
Earnings increased for the year ended December 31, 2011 as compared to 2010 driven primarily by an increase in other income comprised of fee income associated with high sales by a new MGU. Also, a decrease in the benefit ratio for the health segment contributed to the increase in earnings. The increase in earnings was partially offset by the discontinuation of sales of our medical expense insurance plans effective June 30, 2010. Additionally, sales of our Medicare Supplement product decreased due to stringent competition.
Earnings increased for the year ended December 31, 2010 as compared to 2009 primarily due to a decline in the benefit ratio. A lower expense ratio, associated with lower personnel costs, also contributed to the improvement in earnings. A decrease in premiums resulting from a reduction of in-force policies partially offset the improvement in earnings.
Both year over year comparisons were impacted by the continued diminishment in the size of the health block due to the discontinuation of medical expense insurance sales and slow Medicare Supplement sales attributable to the current extremely competitive Medicare Supplement market.

Premiums and other revenues
Health premiums for the periods indicated are as follows (in thousands, except percentages):

	Years ended December 31,
	2011		2010		2009
	dollars	percentage	dollars	percentage	dollars	percentage

Medicare Supplement	$100,924	43.6%	$117,132	44.5%	$123,102	39.7%
Medical expense	47,323	20.4	67,050	25.5	80,716	26.1
Group	33,906	14.6	29,343	11.1	33,484	10.8
Credit accident and health	19,897	8.6	21,553	8.2	19,627	6.3
MGU	13,681	5.9	11,173	4.2	34,015	11.0
All other	16,062	6.9	17,043	6.5	18,757	6.1

Total	$231,793	100.0%	$263,294	100.0%	$309,701	100.0%

The Health segment’s earned premiums decreased during the year ended December 31, 2011 as compared to 2010 primarily due to the discontinuation of sales of our medical expense insurance plans effective June 30, 2010. In-force policies continue to lapse and this produced the reduction in premiums. Due to the competitive nature of the market, sales of our Medicare Supplement product also decreased. Additionally, our credit accident and health premiums decreased primarily due to a decrease in new business related to short-term financing.
Premiums decreased during the year ended December 31, 2010 as compared to 2009, which was mainly attributable to the discontinuation of sales of our medical expense insurance plans effective June 30, 2010. Additionally, the decrease was driven by the non-renewal of two MGU’s, decreased sales of our Medicare Supplement product, and the recording in 2009 of a one-time premium associated with the unwinding of an MGU.
Our in-force certificates or policies as of the dates indicated are as follows:

	December 31,
	2011		2010		2009
	number	percentage	number	percentage	number	percentage

Medicare Supplement	42,760	6.8%	48,584	7.7%	58,627	8.6%
Medical expense	7,962	1.3	11,057	1.8	18,368	2.7
Group	20,122	3.2	20,893	3.3	23,890	3.5
Credit accident and health	271,700	43.3	294,702	46.6	309,695	45.5
MGU	147,251	23.5	103,666	16.4	106,617	15.6
All other	137,596	21.9	152,917	24.2	164,118	24.1

Total	627,391	100.0%	631,819	100.0%	681,315	100.0%

In-force policies increased in 2011 compared to 2010 due to an increase in MGU production. The MGU line increased due to the addition of a new MGU, which produced a significant policy count increase. The “all other” line is composed of closed blocks of business, and has no new sales. The MGU and Group counts include 100% reinsured certificates, which is a rapidly growing block of business. The increases in these 100% reinsured certificates will not translate into corresponding increases in premiums.
Our total in-force policies had a net decrease during the year ended December 31, 2010 as compared to 2009. The decrease was mainly attributed to a decrease in the credit accident and health line due to a decrease in our short-term furniture and finance company credit products. Also contributing to the decrease in the in-force policies were the decrease in our Medicare Supplement line production resulting from current market conditions and a decrease in our medical expense line as a result of discontinuance of sales.

Benefits, losses and expenses
Claims incurred decreased during the year ended December 31, 2011 compared to the same period in 2010. The decrease was primarily the result of a decline in sales of our two largest health lines, our medical expense insurance plans and Medicare Supplement products. The decline in claims incurred was consistent with lower premiums and lower commissions. Additionally, the medical expense benefit ratio, measured as the ratio of claims and other benefits to premiums, decreased to 68.7% for the year ended December 31, 2011, from 70.1% for the same period in 2010. This was driven primarily by a significant decrease in claims in 2011 as compared to 2010.
In 2010, a reduction in the medical expense benefit ratio, the loss of two MGUs, and the discontinuance of medical expense sales produced a decrease in benefits. The medical expense benefit ratio, measured as the ratio of claims and other benefits to premiums, decreased to 70.1% for the year ended December 31, 2010, from 77.3% for the same period in 2009. Unexpected high claim payments on medical expense products in 2009, with a subsequent return to lower levels during 2010, contributed to the decrease in the benefit ratio.
Commissions decreased for the year ended December 31, 2011 compared to the same period in 2010, as a result of lower sales, consistent with lower premiums. Commissions decreased during the year ended December 31, 2010 compared to 2009 as a result of lower sales and a large ceded commission in the MGU line in 2009 that did not occur in 2010.
Other operating costs and expenses for the year ended December 31, 2011 as compared to 2010 were substantially unchanged. Other operating costs and expenses decreased for the year ended December 31, 2010 compared to 2009, which was mainly attributable to lower payroll costs and a one-time write-off of agent balances in 2009.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Acquisition cost capitalized	$11,893	$18,087	$16,729	$(6,194)	$1,358
Amortization of DAC	(21,037)	(22,973)	(21,746)	1,936	(1,227)

Change in deferred policy acquisition costs (1)	$(9,144)	$(4,886)	$(5,017)	$(4,258)	$131

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.
Acquisition cost capitalized decreased for the year ended December 31, 2011 compared to 2010. The decrease in DAC was caused by the overall decrease in sales and resulting decrease in commissions. For the year ended December 31, 2010 compared to 2009, the change in deferred policy acquisition costs was insignificant.
Reinsurance
For the major medical business, we use reinsurance on an excess of loss basis. Our retention limit is $500,000 per claim on these types of policies. Certain amounts of stop-loss and other types of catastrophe health reinsurance programs are also reinsured. We manage these risks by reinsuring a majority of the risk to highly rated reinsurance companies. We maintain reinsurance on a quota share basis for our long-term care and disability income business.

Reinsurance is used in the credit accident and health business. In certain cases, particularly in the auto retail market, we may also reinsure the policy written through offshore producer-owned captive reinsurers to allow the dealer to participate in the performance of these credit accident and health contracts. A majority of the treaties entered into by our Credit Insurance Division are written on a 100% coinsurance basis with benefit limits of $1,000 per month.
The companies where we have placed material amounts of reinsurance for the Health segment are shown in the table below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium

United States Fire Insurance Company	A	$39,845	10.1%
American Healthcare Indemnity Company	B++	28,263	7.2
Topanga Reinsurance	NR	14,127	3.6
WFI Reinsurance Company, Ltd.	NR	12,274	3.1
Transatlantic Reinsurance	A	11,399	2.9
Other reinsurers with no single company greater than 5.0% of the total ceded premium		56,075	14.2

Total health reinsurance ceded		$161,983	41.1%

(1)	A.M.Best rating as of the most current information available January 31, 2012.

Property and Casualty
Property and Casualty business is written primarily by our exclusive Multiple-Line agents and through our Credit Insurance Division agents. Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Premiums and other revenues:
Net premiums written	$1,137,445	$1,154,415	$1,152,840	$(16,970)	$1,575

Net premiums earned	$1,144,342	$1,158,261	$1,159,509	$(13,919)	$(1,248)
Net investment income	72,071	72,620	71,368	(549)	1,252
Other income	6,003	5,778	5,112	225	666

Total premiums and other revenues	1,222,416	1,236,659	1,235,989	(14,243)	670

Benefits, losses and expenses:
Claims incurred	873,208	923,736	923,064	(50,528)	672
Commissions for acquiring and servicing policies	221,351	224,334	207,251	(2,983)	17,083
Other operating expenses	124,336	124,410	124,266	(74)	144
Change in deferred policy acquisition costs (1)	(16,920)	1,551	(8,151)	(18,471)	9,702

Total benefits and expenses	1,201,975	1,274,031	1,246,430	(72,056)	27,601

Income (loss) before other items and federal income taxes	$20,441	$(37,372)	$(10,441)	$57,813	$(26,931)

Loss ratio	76.3%	79.8%	79.6%	(3.5)	0.2
Underwriting expense ratio	28.7	30.2	27.9	(1.5)	2.3

Combined ratio	105.0%	110.0%	107.5%	(5.0)	2.5

Impact of catastrophe events on combined ratio	11.4	10.8	7.8	0.6	3.0

Combined ratio without impact of catastrophe events	93.6%	99.2%	99.7%	(5.6)	(0.5)

Gross catastrophe losses	$217,851	$141,685	$80,866	$76,166	$60,819
Net catastrophe losses	120,628	123,239	90,253	(2,611)	32,986

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.
The Property and Casualty segment earnings improved during the year ended December 31, 2011 compared to 2010 primarily due to improvements in pricing adequacy, improvements to our reinsurance programs which provided an increase in recoveries on catastrophe losses in excess of additional reinsurance premium paid, and to a lesser extent strong management of our expenses resulting in a net improvement to earnings.
The Property and Casualty segment earnings deteriorated significantly during the year ended December 31, 2010 compared to 2009. The decline was primarily driven by a $33.0 million increase in net catastrophe losses which was offset by a $32.3 million improvement in non-catastrophe loss results, an increase in commissions, and an increase in deferred policy acquisition expense.
Premiums and other revenues
Both net premiums written and earned decreased during the year ended December 31, 2011 compared to 2010. The decrease is primarily due to an increase in catastrophe reinsurance reinstatement premiums and decreased premiums across personal lines of business due to a decline in policies in-force, partially offset by increased premium per exposure. Our catastrophe reinsurance reinstatement premium increased by $9.0 million over the same period in 2010 as the result of higher catastrophe reinsurance recoveries in 2011 compared to 2010.
Net premiums written increased for the year ended December 31, 2010 compared to 2009, primarily due to increases in our personal auto products partially offset by decreases in our commercial lines. Net premiums written and earned remained relatively flat during 2010 compared to 2009 primarily due to increases in our personal lines, partially offset by decreases in our commercial lines.

Benefits, losses and expenses
Claims incurred decreased for the year ended December 31, 2011 compared to 2010. The decrease was attributable to a decline in losses in all lines except agribusiness and other personal lines. Claims incurred remained flat during the year ended December 31, 2010 compared to 2009 as a result of the net catastrophe experience increase over the prior year, offset by the decreases in our credit-related property products and non-catastrophe loss experience.
Gross catastrophes for the year ended December 31, 2011 were $217.9 million, compared to $141.7 million for the same period in 2010. Although we experienced a significant increase in our gross catastrophe losses, our improved reinsurance program mitigated the impact, providing a significant increase in catastrophe reinsurance recoveries in 2011 compared to 2010. The additional catastrophe reinsurance recovery was attributable to lower catastrophe loss retentions and an aggregate property catastrophe excess reinsurance contract placed during 2011.
While the frequency of catastrophe events in 2011 was two fewer than 2010, gross catastrophe losses increased primarily from the severity of the catastrophe events over 2011. The 2011 catastrophe activity includes a record number of tornados, including two events which impacted primarily Alabama in late April, and Joplin, Missouri in May. These two events alone accounted for $102.6 million in gross catastrophe losses and $30.5 million in net catastrophe losses during 2011. For the year ended December 31, 2010, gross catastrophe losses increased to $141.7 million compared to $80.9 million in 2009 as a result of 33 catastrophes experienced in 2010 compared to 27 in 2009.
The combined ratio, excluding the impact of catastrophe events, improved to 93.6% for the year ended December 31, 2011 compared with 99.2% and 99.7% for 2010 and 2009, respectively. This was primarily driven by an improvement in rate adequacy. Inherent to our fundamental risk management practices, we continue to evaluate and manage our aggregate catastrophe risk exposure with risk selection and reinsurance coverage.
Commissions remained flat for the year ended December 31, 2011 but increased significantly during the year ended December 31, 2010 compared to the same period in 2009. This was primarily the result of a one time expense of $10.0 million related to a revision in our post termination compensation for certain agents, as well as increases in our credit-related property products due to a change in our product mix. Excluding this one time expense, commissions through December 31, 2011 increased from 2010 due to an increase in commissions on our credit-related property products.
The decrease in expense as a result of the change in DAC for the year ended December 31, 2011 compared to 2010 is attributable to a shift in our credit-related property products from shorter duration products to longer duration products. The increase in expense as a result of the change in DAC for the year ended December 31, 2010, was primarily driven by the change in our deferral estimates during 2009 to improve our consistency among subsidiaries. An increase in commissions on our credit-related property insurance products added to this increase.
We regularly review the recoverability of DAC, and if the actual emergence of future profitability were to be substantially lower than estimated, we would accelerate DAC amortization to account for any recoverability issues or premium deficiency. We have not historically experienced these issues with our DAC balances.

Products
Our Property and Casualty segment consists of three product lines: (i) Personal Lines, which we market primarily to individuals, represent 61.0% of net premiums written, (ii) Commercial Lines, which focus primarily on agricultural and other targeted commercial markets, represent 26.9% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, and represent 12.1% of net premiums written.
Personal Products
Property and Casualty segment results for Personal Products for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Net premiums written
Auto	$444,454	$468,100	$456,960	$(23,646)	$11,140
Homeowner	213,513	217,785	217,963	(4,272)	(178)
Other Personal	35,691	38,875	38,815	(3,184)	60

Total net premiums written	693,658	724,760	713,738	(31,102)	11,022

Net premiums earned
Auto	463,171	470,535	452,754	(7,364)	17,781
Homeowner	217,619	216,849	208,558	770	8,291
Other Personal	36,173	39,298	37,283	(3,125)	2,015

Total net premiums earned	$716,963	$726,682	$698,595	$(9,719)	$28,087

Loss ratio
Auto	75.7%	78.0%	83.9%	(2.3)	(5.9)
Homeowner	102.1	104.1	100.6	(2.0)	3.5
Other Personal	67.8	61.6	44.9	6.2	16.7
Personal line loss ratio	83.3%	84.9%	86.8%	(1.6)	(1.9)

Combined Ratio
Auto	96.6%	102.3%	104.9%	(5.7)	(2.6)
Homeowner	125.7	129.6	122.8	(3.9)	6.8
Other Personal	89.6	68.7	51.3	20.9	17.4
Personal line combined ratio	105.0%	108.6%	107.4%	(3.6)	1.2
Personal Automobile: Net premiums written and earned decreased in our personal automobile line during 2011 compared to 2010, due to a decline in policies in-force resulting from a competitive marketplace and lower new business sales.
Net premiums written and earned increased in our personal automobile line during 2010 as a result of premium rate increases implemented during the second half of 2009. The increase in premium per policy is slightly offset by a decline in the policies in-force.
Average premium per policy increased during the periods 2009 through 2011, driven by improving rate adequacy, resulting in an improvement in the loss and combined ratios. The combined ratio improved for the year ended 2011 compared to 2010 due to the previously mentioned increase in commissions in 2010 that was not incurred in 2011 and improvement in the loss ratio. The 2010 combined ratio improved over the 2009 combined ratio from the improved loss ratio offset by the increase in commissions. The combined industry ratios for 2011 (estimated), 2010, and 2009 of 100.8%, 101.0%, and 101.3%, respectively, per A.M. Best’s “U.S. Property/Casualty-Review and Preview” showed an improvement of 0.5 points over the three year period, while our combined ratio showed an improvement of 8.3 points over the same three year period.
Homeowners: Net premiums written decreased through the year ended December 31, 2011 compared to 2010 attributable to increased catastrophe reinsurance reinstatement premiums as a result of higher catastrophe reinsurance losses ceded and a decline in policies in-force, partly offset by an increase in our average premium per policy due to rate activity. Net premiums written remained relatively flat during 2010 compared to 2009.

Net premiums earned remained relatively flat during 2011 compared to 2010, and increased during the year ended December 31, 2010 compared to 2009. The increase in 2010 was due to an increase in net written premiums in the previous year as a result of rate increases across this product line, and were partially offset by a decline in the number of policies from our risk management initiatives and the impact of the rate increases.
The loss and combined ratios improved slightly during the year ended December 31, 2011 compared to 2010 primarily due to improved rate adequacy. The loss and combined ratios deteriorated during the year ended December 31, 2010 compared to the same period in 2009 due to increases in the frequencies of both catastrophe and non-catastrophe claims, as well as increases in the average loss severity, resulting in a total increase of $15.9 million in policy benefits. The additional increase in the 2010 combined ratio was a result of the lower amount of expenses being deferred as previously mentioned.
The combined ratios for the industry per A.M. Best for 2011 (estimated), 2010 and 2009 were 123.7%, 106.7% and 105.8%, respectively. Our 2011 combined ratio is comparable to the industry average, whereas 2010 and 2009 were 22.9 points and 17.0 points above the industry averages, respectively. Our combined ratio for the prior years was negatively impacted due to the concentration of catastrophe events occurring in the Midwest, and was also negatively impacted in 2010 from an unusual $20.0 million catastrophe event in Arizona.
Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within their homeowner and auto policies. Net premiums written and earned decreased during the year ended December 31, 2011 compared to 2010 due to a decline in policies in-force. Premiums generally trend with the homeowners and personal automobile lines as policies are typically sold in conjunction with one another.
The loss ratio increased through December 31, 2011 compared to 2010 primarily due to a decrease in premiums while claims remained consistent with the prior year. The combined ratio for this same period increased as a result of a change in our expense allocation, which resulted in higher expense being allocated to this line of business. The loss and combined ratios deteriorated during 2010 compared to 2009 due to an increase in the severity of claims. As this is currently our smallest line of business in our Personal Products line, minor fluctuations in results can more easily cause volatility in these ratios than with larger lines.

Commercial Products
Property and Casualty segment results for Commercial Products for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Net premiums written
Other Commercial	$126,013	$123,605	$127,292	$2,408	$(3,687)
Agribusiness	98,152	103,937	101,074	(5,785)	2,863
Auto	82,266	80,109	88,642	2,157	(8,533)

Total net premiums written	306,431	307,651	317,008	(1,220)	(9,357)

Net premiums earned
Other Commercial	121,420	120,365	125,855	1,055	(5,490)
Agribusiness	102,946	106,678	105,921	(3,732)	757
Auto	84,201	80,948	91,074	3,253	(10,126)

Total net premiums earned	$308,567	$307,991	$322,850	$576	$(14,859)

Loss ratio
Other Commercial	66.2%	82.9%	76.9%	(16.7)	6.0
Agribusiness	118.2	108.3	90.1	9.9	18.2
Auto	60.8	72.9	74.3	(12.1)	(1.4)
Commercial line loss ratio	82.1%	89.1%	80.5%	(7.0)	8.6

Combined ratio
Other Commercial	94.4%	112.1%	106.4%	(17.7)	5.7
Agribusiness	155.0	145.2	126.8	9.8	18.4
Auto	83.0	97.2	96.9	(14.2)	0.3
Commercial line combined ratio	111.5%	119.6%	110.4%	(8.1)	9.2
Other Commercial: Net written and earned premiums increased through 2011 compared to 2010 primarily as a result of rate increases in the workers’ compensation product, whereas 2010 decreased from 2009 as a result of the decline in premiums from our workers’ compensation and small business owner products. The premiums for our workers’ compensation product decreased because of a reduction in exposures and overall rate levels, as well as a decrease in the premium assumed from involuntary pools. Our small business premiums declined primarily as a result of lower receipts for some of our client’s businesses, as well as a lowering premium per policy as businesses reduced coverages and increased deductibles in an effort to reduce their costs.
The loss and combined ratios improved during 2011 compared to 2010. This improvement is the result of lower claim severity in the workers’ compensation products, resulting in a $15.3 million decrease to benefits during 2011. The loss and combined ratios deteriorated during 2010 compared to 2009 due to the decreases in premiums in addition to increases in the severity of workers’ compensation claims as payrolls contracted.
Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. Net premiums written and earned decreased for the year ended December 31, 2011 compared to the same period in 2010. The decrease was due to a decrease in policies in-force as the result of non-renewing certain policies in unprofitable segments and catastrophe reinsurance reinstatement premiums that were not incurred in 2010.
The loss and combined ratios have increased over the years primarily as the result of increases in catastrophe losses and the frequency and severity of non-catastrophe losses. The frequency and severity of storms and weather related events continue to cause variability in this line of business.
Commercial Automobile: Net premiums written and earned increased during 2011 compared to 2010. The increase was primarily the result of a vehicle reclassification revision adjustment that resulted in refunds to policyholders in 2010 that did not occur in 2011. The increase was offset by a reduction in polices in-force from our primary lines and improved selective underwriting. Net premium written and earned decreased in 2010 as compared to 2009 primarily from the result of the previously mentioned vehicle classification revisions.

This product line experienced a decrease in losses incurred during 2011 compared to 2010 due to a decrease in the frequency and severity of claims, which resulted in an improvement in the loss and combined ratios during the period. The loss and combined ratios remained relatively flat during 2010 compared to 2009. The combined industry ratios per A.M. Best for 2011 (estimated), 2010, and 2009 were 102.6%, 98.0% and 99.4%, respectively. The 2011 combined ratio was below the estimated industry average by 19.6 points and was comparable to 2010 and 2009 results.
Credit Products
Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Net premiums written	$137,356	$122,004	$122,094	$15,352	$(90)

Net premiums earned	$118,812	$123,588	$138,064	$(4,776)	$(14,476)

Loss ratio	19.1%	26.2%	41.1%	(7.1)	(14.9)

Combined ratio	88.5%	96.1%	105.8%	(7.6)	(9.7)
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
Net premiums written increased during 2011 compared to 2010. This increase is primarily driven by the reduction of reinsurance placed with producer-owned reinsurance companies. Net premiums written during 2010 remained relatively flat as compared to 2009. Net premiums earned decreased through 2011 and 2010 compared to 2009 due to our credit business continuing to shift from the shorter duration CPI products, to the longer duration GAP products. Shorter duration products generally earn the entire premium within 12 months of the effective date, while longer duration products may take up to 84 months before they are fully earned.
The improvements in the loss ratios for the year ended December 31, 2011 compared to 2010 and 2009 were attributable to an overall decline in claims incurred as a result of lower frequency and severity of claims. Specifically, the GAP line of business experienced a positive trend in claims incurred as the result of used automobile market values rebounding from the recent financial crisis.
The combined ratios improved during 2011 and 2010 compared to each previous year. The decrease in the loss ratio drove the decrease in the combined ratio, which was partially offset by higher underwriting expenses from rising commission expenses as a result of the change in our product mix.
Property and Casualty Reinsurance
We reinsure a portion of the risks that we underwrite to manage our loss exposure and protect capital resources. In return for a premium, reinsurers assume a portion of the claims incurred. Amounts not reinsured are known as retention. We primarily use the following types of reinsurance to manage our loss exposures:
•	Treaty reinsurance, primarily excess of loss, where the reinsurer indemnifies us against all, or a specified portion, of claims incurred in excess of a specified retention or attachment point, and up to the contract limit; and;

•	Facultative reinsurance, in which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer. Facultative reinsurance is purchased for the small number of risks which fall outside the treaty reinsurance.

In addition to treaty and facultative reinsurance, we are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007.
We retain the first $1.0 million of loss per risk, which will remain the same for 2012. Our corporate catastrophe reinsurance retention has been $40.0 million in recent years and will remain the same in 2012. In order to manage our risk exposure, we purchase the following additional catastrophe reinsurance coverages:
•	We have coverage which lowers our retention to $10.0 million in Louisiana and Texas. In 2010, the Louisiana and Texas covers were expanded to include additional coastal states as well as Oklahoma and Arkansas. Those covers remained in place for 2011. In 2012, two more coastal states will be added to the state-specific covers which will result in coverage for all coastal states from Texas to Virginia as well as the states of Oklahoma and Arkansas.
•	Additional catastrophe coverage is purchased for the remainder of the country. The retention for this cover was $20.0 million in 2010 and was lowered to $10.0 million for 2011 where it will remain in 2012.
•	We also purchased $50.0 million of protection for earthquake losses in all states except California, thereby resulting in a total earthquake limit of $550.0 million in 2011, a reduction from the $625.0 million in 2010 and $645.0 million in 2009. The earthquake cover for 2012 will be $30.0 million with a $10.0 million retention. The combination of this cover and the corporate catastrophe cover will provide protection for earthquake losses between $10.0 million and $500.0 million. California earthquake losses are covered above $40.0 million and up to $500.0 million in 2011 and 2010, down from $520.0 million in 2009. The amount of earthquake coverage purchased has decreased in recent years as a result of a reduction in our earthquake business writings.
•	In 2011, $30.0 million of catastrophe aggregate reinsurance coverage was purchased. This cover applies after $90.0 million of aggregated catastrophe losses has been reached. The first $10.0 million of each catastrophe loss contributes to the $90.0 million aggregation of losses. The catastrophe aggregate reinsurance coverage for 2011 was placed at 63.6% and will remain in place with the same coverage for 2012 at 50.6%.
The property catastrophe reinsurance limit was $500.0 million for 2011, 2010 and 2009 and will remain at that level for 2012.

Our reinsurance programs use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers who participate in the programs and the amount of coverage each provides are shown in the following table:

		Percent of Risk Covered
	AM Best	Non-	Catastrophe
Reinsurer	Rating(1)	catastrophe	Coverage

Hannover Ruck, Germany	A	39.5%	—%
Lloyd’s Syndicates	A	26.9	52.8
Platinum Re	A	12.1	—
Swiss Reinsurance America Corporation	A+	7.3	2.5
Catlin Insurance Co	A	5.3	4.8
Tokio Millenium Re Ltd	A++	—	6.7
Other reinsurers with no single company		8.9	33.2
greater than 5% of the total

Total reinsurance coverage		100.0%	100.0%

(1)	A.M. Best rating as of the most current information available February 2, 2012.
Our credit-related property insurance products do not employ reinsurance to manage catastrophe loss exposure, and their reinsurers for risks other than catastrophes are not deemed significant to our business.
Prior Period Reserve Development
The table below shows the development of our claims and CAE reserves. The table does not present individual accident or policy year development data.
The top line shows our original reserves, net of reinsurance recoverable, for each of the indicated years. The table then shows the cumulative net paid claims and CAE as of successive years. The table also shows the re-estimated amount of previously recorded reserves based on experience as of the end of each succeeding year. The cumulative deficiency or redundancy represents the aggregate change in the estimates over all prior years. Conditions and trends that affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may be inappropriate to anticipate future redundancies or deficiencies based on historical experience.
While we believe that our claims reserves at December 31, 2011 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses in amounts significantly greater or less than the reserves currently provided. The actual final cost of settling both claims outstanding at December 31, 2011 and claims expected to arise from unexpired periods of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include but are not limited to: changes in claim severity; changes in the expected level of reported claims; judicial action changing the scope or liability of coverage; changes in the regulatory, social and economic environment; and unexpected changes in loss inflation. The deficiency/ (redundancy) for different reporting dates is cumulative and should not be added together.

Loss Development Table
Property and Casualty Claims and Claim Adjustment Expense Liability Development-Net of Reinsurance
Years Ended December 31,

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Liability for unpaid claims and claim adjustment expenses, net of reinsurance
(includes loss reserves, IBNR, allocated and unalloc expense)	$425,129	$490,215	$590,365	$678,379	$796,267	$801,953	$809,500	$847,860	$856,658	$887,008	$857,840

Cumulative paid claims and claim expenses
One year later	228,699	233,074	256,386	274,810	366,007	296,620	318,944	345,346	308,113	331,196
Two years later	322,112	338,459	377,139	405,748	506,463	453,042	477,958	495,277	467,402
Three years later	370,179	399,651	445,702	479,410	590,643	544,100	569,031	593,384
Four years later	396,758	429,408	479,524	518,972	640,003	593,126	625,925
Five years later	407,212	443,161	498,349	541,627	664,588	623,884
Six years later	412,004	452,256	509,521	552,136	682,171
Seven years later	416,207	457,972	513,968	563,113
Eight years later	420,045	460,785	518,251
Nine years later	423,256	463,303
Ten years later	423,636

Liabilites re-estimated
One year later	432,028	488,595	564,287	638,910	770,238	711,880	766,882	798,587	776,808	818,937
Two years later	435,574	488,455	564,485	617,374	737,341	713,339	733,361	770,900	753,152
Three years later	441,564	490,717	553,163	596,242	739,825	680,900	727,675	766,994
Four years later	441,309	482,799	538,459	596,754	714,995	682,460	727,733
Five years later	435,796	476,615	542,429	585,370	717,474	685,471
Six years later	432,953	478,201	534,287	585,914	720,931
Seven years later	433,990	472,502	534,477	589,384
Eight years later	430,722	473,754	535,429
Nine years later	431,869	474,451
Ten years later	432,468

Deficiency(redundancy), net of reinsurance	$7,339	$(15,764)	$(54,936)	$(88,995)	$(75,336)	$(116,482)	$(81,767)	$(80,866)	$(103,506)	$(68,071)

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Net reserve, as initially estimated	$425,129	$490,215	$590,365	$678,379	$796,267	$801,953	$809,500	$847,860	$856,658	$887,008	$857,840

Reinsurance and other recoverables as initially estimated	65,327	59,806	52,908	67,698	65,186	62,115	55,951	89,410	46,778	40,552	53,152

Gross reserve as initially estimated	490,456	550,021	643,273	746,077	861,453	864,068	865,451	937,270	903,436	927,560	910,992

Net re-estimated reserve	432,468	474,451	535,429	589,384	720,931	685,471	727,733	766,994	753,152	818,937
Re-estimated and other reinsurance recoverables	79,453	82,791	85,663	86,021	499,076	99,023	81,321	115,108	48,869	46,190

Gross re-estimated reserve	511,921	557,242	621,092	675,405	1,220,007	784,494	809,054	882,102	802,021	865,127

Deficiency(redundancy), gross of reinsurance	$21,465	$7,221	$(22,181)	$(70,672)	$358,554	$(79,574)	$(56,397)	$(55,168)	$(101,415)	$(62,433)

For 2011, the net favorable prior year claims and CAE development was $68.1 million, compared to approximately $79.9 million of net favorable prior year development in 2010, as a result of better than expected paid and incurred loss emergence across several lines of business.
The current year loss ratio is a blend of the current accident year loss ratio and the impact of favorable or adverse development on prior accident years during the current calendar year. Excluding the 6.0 point impact of favorable prior year loss development for accident years 2010 and prior, the 2011 loss ratio would have been 82.3%. Excluding the 6.8 point impact of favorable prior year loss development for accident years 2009 and prior, the 2010 loss ratio would have been 86.6%.
Net favorable reserve development during 2011 and 2010 was primarily driven by personal and commercial auto and commercial liability lines. For 2011 and 2010, net and gross reserve calculations have shown favorable development as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses. For additional information regarding claims and CAE, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.
For the year ended December 31, 2005, the $358.6 million deficiency gross of reinsurance was primarily the result of our participation in the National Flood Insurance Program as administered by the Federal Emergency Management Agency. As these losses are 100% reimbursed by the Federal government, they do not impact our net reserve calculations or our net loss development patterns. The National Flood Insurance Program had paid losses of $390.0 million for the year ended December 31, 2005 because of the 2005 hurricanes, specifically Hurricane Katrina. Since reserves are not set up for the National Flood Insurance Program, any payments made subsequent to year-end will appear as adverse development on a gross basis. If the flood losses were removed from the gross data, the $358.6 million deficiency would have been a $31.4 million redundancy, gross of reinsurance.

Corporate and Other
Our Corporate and Other business segment primarily includes the capital not allocated to support our insurance business segments. Corporate and Other business segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2011	2010	2009	2011	2010

Premiums and other revenues:
Net investment income	$66,699	$53,317	$47,148	$13,382	$6,169
Realized investments gains, net	90,866	74,062	(73,855)	16,804	147,917
Other Income	2,980	3,175	2,704	(195)	471

Total premiums and other revenues	160,545	130,554	(24,003)	29,991	154,557

Benefits, losses and expenses:
Other operating expenses	45,021	38,695	41,220	6,326	(2,525)

Total benefits, losses and expenses	45,021	38,695	41,220	6,326	(2,525)

Income before other items and federal income taxes	$115,524	$91,859	$(65,223)	$23,665	$157,082

Earnings for the years ended December 31, 2011 and 2010 increased compared to the previous years. In both periods, the increases were primarily due to the increase in realized gains from investments as a result of improved financial markets, which also led to a reduction in other-than-temporary impairments below those recorded during 2009. The 2011 increase was also driven by the increase in net investment income as a result of our growing portfolio of bonds and mortgage loans.
We recorded other-than-temporary impairments of $9.5 million, $5.7 million and $79.1 million in 2011, 2010 and 2009, respectively. These other-than-temporary impairments are allocated to the Corporate and Other business segment and are included in “Realized investments gains, net.”
In accordance with our segment allocation process, all realized gains and losses, except those on derivatives, are allocated to the Corporate and Other business segment. For 2010 and prior periods, the Corporate and Other business segment was compensated for the risk it assumed for realized losses through a monthly charge to the insurance segments that reduced the amount of investment income allocated to those segments. During 2010, we undertook an assessment of the allocation process for assets and investment income. Beginning in 2011, we discontinued the monthly charge to the insurance segments to improve the comparability for measuring business results between segments and between periods.
Discontinued Operations
On December 31, 2010, we sold our wholly-owned broker-dealer subsidiary, Securities Management & Research, Inc. (“SM&R”). The sale qualifies for discontinued operations accounting and accordingly, the results of operations for this subsidiary are presented as income (loss) from discontinued operations in our consolidated statements of operations for all periods presented. The sale resulted in a $1.0 million loss for the year-ended 2010. SM&R had previously been a component of the Corporate and Other business segment. We chose to sell this business based on the belief that similar services could be contracted with a third party at lower cost while improving the services to agents and policyholders. See Note 22, Discontinued Operations, of the Notes to the Consolidated Financial Statements for additional details.

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
Our insurance and annuity products are primarily supported by investment-grade bonds, collateralized mortgage obligations and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale as necessary to match our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities between held-to-maturity and available-for-sale securities and adjust the concentrations within the portfolio as investments mature or with the purchase of new investments.
We invest in commercial mortgage loans when the yield and quality compare favorably with other fixed maturity securities. Investments in individual residential mortgage loans have not been part of our investment portfolio and we do not anticipate investing in them in the future.
Historically, our strong capitalization has enabled us to invest in equity securities and investment real estate where there are opportunities for enhanced returns. We invest in real estate and equity securities based on a risk and reward analysis.
Composition of Invested Assets
The following summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates), (in thousands, except percentages):

	Year ended December 31, 2011		Year ended December 31, 2010
	Amount	Percent	Amount	Percent

Bonds held-to-maturity, at amortized cost	$9,251,972	49.0%	$8,513,550	47.5%
Bonds available-for-sale, at fair value	4,381,607	23.2	4,123,613	23.0
Equity securities, at fair value	1,006,080	5.3	1,082,755	6.0
Mortgage loans on real estate, net of allowance	2,925,482	15.5	2,679,909	15.0
Policy loans	393,195	2.1	380,505	2.1
Investment real estate, net of accumulated depreciation	470,222	2.5	521,768	2.9
Short-term investments	345,330	1.8	486,206	2.8
Other invested assets	109,514	0.6	119,251	0.7

Total Investments	$18,883,402	100.0%	$17,907,557	100.0%

The increase in our total investments from December 31, 2011 as compared to 2010 was primarily a result of purchasing investments with the net proceeds of annuity and life premium and investment income. During 2011, we sold a portfolio of directly owned industrial real estate and our interests in partnerships of similar industrial real estate. These sales are the primary causes of the decrease in our investments in investment real estate and other invested assets.
Each of the components of our invested assets are described further in the Notes to the Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.
For the year ended December 31, 2011, we reviewed our invested assets and recognized other-than-temporary-impairment losses of $9.5 million compared to $5.7 million for the year ended December 31, 2010. Each of the recognized impairments was attributable to equity securities trading below cost basis for a prolonged period of time and investment and operating management did not foresee a recovery to our cost basis within a reasonable period of time.

Investments to Support Our Insurance Business
Bonds- We allocate most of our fixed maturity securities to support our insurance business.
At December 31, 2011, our fixed maturity securities had an estimated fair market value of $14.2 billion, which was $851.7 million, or 6.4%, above amortized cost. The increase in total fair value from 2010 to 2011 was the result of new purchases to support policyholders’ account values attributable to annuity sales as well as market value increases.
Fixed maturity securities’ estimated fair value, due in one year or less, increased to $961.2 million as of December 31, 2011 from $685.3 million as of December 31, 2010, primarily as a result of approaching maturity dates of long-term bonds.
The following table identifies the total bonds by credit quality rating, using both S&P and Moody’s ratings (in thousands, except percentages):

	December 31, 2011			December 31, 2010
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$1,074,744	$1,153,696	8.1%	$1,258,952	$1,311,152	10.0%
AA	1,391,092	1,490,600	10.5	1,289,870	1,343,653	10.2
A	5,058,242	5,448,851	38.3	4,551,294	4,848,986	37.0
BBB	5,204,214	5,499,958	38.6	4,613,315	4,871,583	37.2
BB and below	659,290	646,193	4.5	725,436	728,073	5.6

Total	$13,387,582	$14,239,298	100.0%	$12,438,867	$13,103,447	100.0%

The slight shifts in the credit quality distribution of our investment grade bonds at December 31, 2011 compared to December 31, 2010, was primarily the result of purchase transactions and maturities. At 4.5% of our total bond portfolio, the exposure to below investment grade securities is acceptable to management. The decrease in the amount and percentage of fixed maturity securities rated below investment grade is primarily attributable to maturities.
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
The weighted average coupon yield on the principal funded for mortgage loans was 6.0% and 6.8% for the years ended December 31, 2011 and 2010, respectively.
Equity Securities- As of December 31, 2011, 96.3% of our equity securities consisted of publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.7% of the equity securities consisted of publicly traded preferred stock. As of December 31, 2010, 96.6% of our equity securities were invested in publicly traded (on a national U.S. stock exchange) common stock. The remaining 3.4% of the equity portfolio was invested in publicly traded preferred stock.

We carry our equity portfolio at market value based on quoted market prices obtained from external pricing services. The cost and estimated market value of the equity portfolio are as follows (in thousands):

	Year ended December 31, 2011
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$679,724	$305,269	$(16,086)	$968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total	$710,679	$312,957	$(17,556)	$1,006,080

	Year ended December 31, 2010
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Common stock	$690,245	$361,048	$(5,405)	$1,045,888
Preferred stock	30,420	6,714	(267)	36,867

Total	$720,665	$367,762	$(5,672)	$1,082,755

The decrease in net unrealized gains in 2011 compared to 2010 was primarily the result of sales of common stock during 2011 resulting in realizing gains, which were previously unrealized.
Investment Real Estate- We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate may be owned directly by our insurance companies or through non-insurance affiliates or joint ventures. The carrying value of real estate is cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each property.
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
Policy Loans- For certain life insurance products, we allow policyholders to borrow funds using their policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of December 31, 2011, we had $393.2 million in policy loans with a loan to surrender value of 59.2%, and at December 31, 2010, we had $380.5 million in policy loans with a loan to surrender value of 59.1%. Interest rates on policy loans range from 3.0% to 12.0% per annum. As of December 31, 2011 and 2010, the average policy loan interest rate was 6.7%.
Policy loans may be repaid at any time by the policyholder and have priority over any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s death benefits.

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
Mortgage loan interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts, and prepayment fees are reported in net investment income. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in net investment income in the period received.
Net Unrealized Gains and Losses
The net change in unrealized gains (losses) on available-for-sale securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, was a decrease of $16.6 million at December 31, 2011 and an increase of $109.0 million in 2010. The decrease in 2011 was primarily the result of the previously mentioned sales of common stock and their related gains being realized.
Liquidity
Our liquidity requirements have been and are expected to continue to be met by funds from operations, resulting from premiums received from our customers. The primary use of cash has been and is expected to continue to be policy benefits and claims incurred during the regular course of business. No significant change in premiums was experienced during 2011 or is expected in the near-term. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant impact to cash flow from operations.
There are no known trends or uncertainties regarding product pricing, changes in product lines or rising costs, which would have a significant impact to cash flows from operations. Continued low-interest rate environments are expected to require higher than historical contributions to our defined benefit plans in the near future. Management does not expect these demands to have a significant impact to our cash flows from operations. Additionally, we have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. No significant capital expenditures are expected in the near future.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. See Item 1A, Risk Factors, for additional details.
Further information regarding additional sources or uses of cash is described in Note 20, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.
To ensure we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity securities and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs; however, our portfolio of highly liquid available-for-sale fixed maturity and equity securities are available to meet future liquidity needs, if necessary.

We have renewed our $100 million short-term variable rate borrowing facility containing a $55 million subfeature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding our working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100 million at any time. As of December 31, 2011 and 2010, the outstanding letters of credit were $31.7 million and $37.5 million, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2012. We expect it will be renewed on substantially equivalent terms upon expiration.
Our cash and cash equivalents and short-term investment position at December 31, 2011 was $447.4 million compared to $587.7 million at December 31, 2010. The $140.3 million decrease in cash and cash equivalents and short-term investments relates primarily to our assessment of better long-term investment opportunities available throughout 2011, versus those available in 2010. We continue to look towards long-term investment opportunities, and in recent years we allocated more assets to shorter-term investment opportunities due to the limited availability of long-term investment opportunities with appropriate risk-return ratio.
We were committed at December 31, 2011 to purchase, expand or improve real estate, to fund mortgage loans and to purchase other invested assets in the amount of $242.6 million, compared to $275.0 million for 2010. The expansion of mortgage loans in 2011 and 2010 is attributable to our ability to originate loans collateralized by quality real estate at appropriate yields.
In the normal course of business, we have guaranteed bank loans for customers of a third-party marketing operation for the benefit of policyholders. The customers, through the use of a trust, use the bank loans to fund premium payments of life insurance policies. These bank loans enable individuals with substantial illiquid wealth to finance their life insurance premiums using the cash value of the policies as collateral for the loans. In the case of a default on the bank loan, we would be obligated to pay off the loans. As the cash values of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on these guarantees. The total amounts of guarantees outstanding for 2011 and 2010 was approximately $206.5 million, while the total cash values of the related life insurance policies was $210.7 million for 2011 and 2010.
Capital Resources
Our capital resources consisted of American National stockholders’ equity, summarized as follows (in thousands):

	December 31,
	2011	2010	2009

American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,498,566	$3,407,439	$3,342,805
AOCI	158,470	225,212	117,649

Total American National stockholders’ equity	$3,657,036	$3,632,651	$3,460,454

We have notes payable in our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective venture, which totaled $18.0 million and $21.2 million at December 31, 2011 and 2010, respectively.
Total American National stockholders’ equity in 2011 increased primarily due to the $192.2 million net income earned during the period, offset by $82.6 million in dividends paid to stockholders, a $50.0 million minimum pension liability adjustment and a decrease of $16.6 million in unrealized gains from available-for-sale securities due to security sales during the year.

Total American National stockholders’ equity in 2010 increased primarily due to the $144.0 million net income during the period and $109.0 million unrealized gains on marketable securities, offset by $82.6 million in dividends paid to stockholders.
Statutory Surplus and Risk-based Capital
Statutory surplus represents the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is a minimum capital requirement calculated using formulas and instructions from the NAIC. State laws specify regulatory actions if an insurer’s ratio of statutory surplus to RBC, a measure of an insurer’s solvency, falls below certain levels. The RBC formula for life companies establishes minimum capital requirements for asset, interest rate, market, insurance and business risks. The RBC formula for property and casualty companies establishes minimum capital requirements for asset and underwriting risks including reserve risk.
The achievement of long-term growth will require growth in American National Insurance Company and our insurance subsidiaries’ statutory capital. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2011, the levels of our and our insurance subsidiaries’ surplus and RBC exceeded the NAIC’s minimum RBC requirements.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Life insurance obligations(1)	$5,523,113	$27,143	$169,170	$344,732	$4,982,068
Annuity obligations(1)	12,973,715	1,715,329	4,720,280	2,726,397	3,811,709
Property and casualty insurance obligations(2)	915,011	505,127	328,345	63,388	18,151
Accident and health insurance obligations(3)	126,187	70,237	17,081	9,454	29,415
Purchase obligations:
Commitments to purchase and fund investments(4)	69,197	63,965	2,452	1,450	1,330
Mortgage loan commitments(4)	176,512	156,512	20,000	—	—
Operating leases(5)	3,880	483	1,390	1,851	156
Defined benefit pension plans(6)	132,969	9,230	22,199	17,905	83,635
Notes payable(7)	58,894	46,387	—	12,507	—

Total	$19,979,478	$2,594,413	$5,280,917	$3,177,684	$8,926,464

(1)	Life and annuity obligations include estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and annuity contracts. All amounts are gross of reinsurance. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions that are comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. The obligations shown in the table have not been discounted. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included in the table since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year. As such, the outstanding contractual obligation related to participating policyholder dividends payable is presented in the table above in the less than one-year category. All estimated cash payments in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. Estimated future premiums on participating policies currently in-force are net of future policyholder dividends payable. The participating policyholder share obligation included in the other policyholder funds on the consolidated statements of financial position, represents the accumulated net income from participating policies and a pro-rata portion of net unrealized investment gains (losses), net of tax, reserved for payment to such policyholders as policyholder dividends. Due to the nature of the participating policyholder obligation, the exact timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.

(2)	Expected future gross claims and claim adjustment expense payments from property and casualty policies includes case reserves for reported claims and reserves for IBNR. Timing of future payments is estimated based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.

(3)	Accident and health insurance obligations reflect estimated future claim payment amounts net of reinsurance for claims incurred prior to January 1, 2011. The estimate does not include claim payments for claims incurred after December 31, 2010. Estimated claim payment amounts are based on mortality and morbidity assumptions that are consistent with historical claims experience and are not discounted with interest so will exceed the liabilities recorded in reserves for future claim payments. Due to the significance of the assumptions used the amounts presented could materially differ from actual payments.

(4)	Expected payments to fund investments based on mortgage loans and capital commitments and other related contractual obligations.

(5)	Represents estimated obligations due to contracts and agreements entered into within the ordinary course of business for items classified as an operating lease.

(6)	Represents estimated payments for pension benefit obligations for the non-qualified defined benefit pension plan. These payments are funded through continuing operations. A liability has been established for the full amount of benefits accrued, including a provision for the effects on the accrued benefits of assumed future salary increases.

(7)	Notes payable are comprised of obligations to third-party lenders, and are collateralized by real-estate owned by the respective entity. The estimated payments due by period for notes payable reflect the contractual maturities of principal and estimated future interest payments. The payment of principal and estimated future interest for the current portion of long-term notes payable are reflected in estimated payments due in less than one year. These are not corporate obligations and our liability is limited to its investment in the respective joint venture. See Note 14, Notes Payable, of the Notes to the Consolidated Financial Statements for additional details.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies is designed to always equal or exceed the balance of the loans, management does not foresee any losses related to these arrangements. See Note 20, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for additional details.

Related-Party Transactions
We have various agency, consulting and investment arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations. See Note 21, Related Party Transactions, of the Notes to the Consolidated Financial Statements for additional details.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We hold a diversified investment portfolio that includes cash and cash equivalents, bonds, preferred stocks, common stocks, mortgage loans, policy loans, and real estate. Our investments are subject to market risks associated with changes in interest rates, credit spread including issuer defaults and equity prices or market indices. Adverse changes to these market risks may occur due to changes in market liquidity or market segment, or to changes in market perceptions of credit worthiness or risk tolerance.
We have a generally conservative management profile and emphasize prudent risk management throughout all our operations. The active management of market risk is integral to the results of our operations. A key component of our risk management program is our ALM Committee. The ALM committee, under the direction of the Corporate Risk Officer, monitors the level of our risk exposure in managing our assets and liabilities to attain the desired risk-return profile. Among other things, this process includes maintaining adequate reserves, monitoring claims and surrender experience, managing interest rate spreads and protecting against disintermediation risk for life insurance and annuity products. As part of our risk management procedures, we also manage exposure concentrations, deductibles and reinsurance for property and casualty products.
As a part of the ALM process, we establish target asset portfolios for each major line of business, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these ALM strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our ALM goals and objectives. Our Finance Committee also reviews the risks associated with the specific investments made to support our lines of business and for consistency with our overall investment strategy.
In addition to our ALM Committee, we have expanded enterprise risk management to help identify, prioritize and manage various risks including market risk. Under the leadership of our Corporate Risk Officer and with the support of our Board of Directors, we have developed an approach and focused our efforts on the principles of enterprise risk management, including:
•	designing an approach to identify potential risks and events that may affect the entity;
•	managing risks within our risk profile;
•	escalation of problem risks;
•	monitoring of capital adequacy; and
•	providing reasonable assurance regarding the achievement of our strategic objectives.
We expect that these ongoing enterprise risk management efforts will expand the management tools used to ensure the efficient allocation of capital and will enhance the measurement of possible diversification benefits across business segments and risk classes.
Interest Rate Risk
The primary market risk affecting our investment in fixed maturity securities is interest rate risk. Interest rate risk is the risk that the value of our interest-sensitive assets or liabilities will change with changes in market interest rates. Fixed maturity securities represent a significant portion of our investment portfolio (72.2% as of December 31, 2011). Our exposure to interest rate risk relates to the market price or cash flow variability associated with the changes in market interest rates. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources sections of the Management Discussion and Analysis. The fair market value of these fixed maturity securities is inversely related to changes in market interest rates. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable as market values of the fixed maturity security rises. As interest rates rise the inverse occurs and the market value of fixed maturity securities fall. We utilize our ALM Committee to monitor interest rate risk. The carrying value of our investment in fixed maturity securities as of December 31, 2011 and 2010 was $13.6 billion and $12.6 billion, respectively; of which 67.9% at year-end 2011 was invested in held-to-maturity bonds, 32.1% was invested in available for-sale bonds.

Market interest rate changes have a direct impact on the carrying value of our available-for-sale bonds. At December 31, 2011, we had a net unrealized gain of $246.0 million compared to a net unrealized investment gain of $198.3 at December 31, 2010. These changes were primarily the result of significant improvement in the credit markets during those years. Information regarding our unrealized gains or losses is disclosed in Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements within Part II, Item 8, Financial Statements and Supplementary Data.
The interest rate exposure for our investments in mortgage loans is a component of our interest rate risk. As of December 31, 2011, these mortgage loans have fixed rates from 4.25% to 12.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three years to thirty years.
We are also exposed to a risk of rising interest rates, which can increase policy loans and surrenders, also known as disintermediation risk. This risk manifests itself when, due to rapid changes in interest rates, policyholders move their assets into new products offering higher rates. We may then have to sell assets earlier than anticipated to pay for these withdrawals. Our life insurance and annuity product designs and risk management techniques are utilized to minimize or mitigate disintermediation risk. We strive to mitigate disintermediation risk through the use of surrender charges and market value adjustment features, which help reduce the financial impact of early surrenders. Investment guidelines, including duration targets, asset allocation tolerances and return objectives, help to ensure that disintermediation risk is managed within the constraints of established profitability criteria.
Interest Rate sensitivity analysis: The table below shows the estimated sensitivity of our investments in fixed maturity securities to increases and decreases in interest rates and the pre-tax change in market value resulting from such changes (in thousands):

	Increase/(Decrease) in Market Value Given an Interest rate
	Increase/(Decrease) of X Basis Points
	(100)	(50)	50	100

Year ended December 31, 2011
Investment portfolio	$589,677	$292,195	$(288,289)	$(572,697)

Year ended December 31, 2010
Investment portfolio	$529,510	$263,245	$(261,875)	$(520,447)
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
In addition to our fixed maturity securities being subject to interest-rate risk, we also have liabilities that are sensitive to changes in interest rates. These liabilities include annuities and interest-sensitive life insurance contracts, which have the same type of exposure to interest rate risk as our fixed maturity securities.
We employ a combination of product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements on these liabilities. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. ALM strategies include the use of derivatives to hedge equity-indexed annuity value changes, the purchase of securities structured to protect against prepayments, prepayment restrictions or fees on mortgage loans, and consistent monitoring of our product pricing to better match the duration of the assets and liabilities.

Credit Risk
We are exposed to credit risk in our investment portfolio. Credit risk is the level of uncertainty that an issuer or borrower will honor its obligation under the terms of a security or loan. Our insurance and annuity products are primarily supported by investments in fixed income investments, which primarily include investment grade bonds and mortgage loans. Information regarding the credit quality of our fixed maturity securities can be found in the Investments section of the Management Discussion and Analysis.
We are also exposed to credit spread risk associated with the market prices of securities and cash flows associated with fluctuations in credit spread. Credit spread widening will reduce the fair value of our investment portfolio and will increase investment income on new purchases. Credit spread tightening would have the opposite effect.
To manage credit risk, we have an established, formal Investment Plan approved by our Board of Directors. This plan provides issuer and geographic concentration limits, investment size limits and other applicable parameters such as loan-to-value guidelines. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review and approval of our Finance Committee and is also reviewed by our Risk Management Committee.
We are also exposed to credit risk associated with our reinsurance agreements. We manage our underwriting risk exposures by following the industry practice of reinsuring portions of our insurance risks. We purchase reinsurance from several providers and are not dependent on any single reinsurer. While we believe these reinsurance providers are reputable and have the financial strength to meet their obligations, our reinsurance program does result in us being subject to credit risk of default of the reinsurer. Reinsurance does not eliminate our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure. We regularly monitor the financial strength of our reinsurers and the levels of concentration to individual reinsurers.
Equity Risk
Equity risk is the risk that we will incur realized and unrealized losses due to adverse changes in the general levels of the equity investment markets or in the levels of specific investments within the investment portfolio. At December 31, 2011, we held approximately $1.0 billion of equity investments, which had equity risk. Our exposure to the equity markets is managed by sector and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We continue to mitigate our equity risk by diversification of the overall investment portfolio and through prudent investing activities in the equity markets.
Changes in Accounting Principles
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements within Part II, Item 8, Financial Statements and Supplementary Data for a discussion on recently issued accounting pronouncements not yet adopted.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American National Insurance Company:
We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Insurance Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 5, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American National Insurance Company:
We have audited American National Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American National Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of American National Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 5, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 5, 2012

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Years ended December 31,
	2011	2010	2009
PREMIUMS AND OTHER REVENUE
Premiums
Life	$277,724	$282,160	$284,530
Annuity	94,753	174,193	220,284
Accident and health	231,793	263,294	309,701
Property and casualty	1,144,342	1,158,261	1,159,509
Other policy revenues	189,494	185,805	179,504
Net investment income	968,165	911,915	839,777
Realized investments gains (losses)	100,369	79,728	5,248
Other-than-temporary impairments	(9,503)	(5,666)	(79,103)
Other income	25,890	23,491	21,291

Total premiums and other revenues	3,023,027	3,073,181	2,940,741

BENEFITS, LOSSES AND EXPENSES
Policyholder Benefits
Life	344,328	294,177	297,719
Annuity	135,735	205,948	249,709
Claims incurred
Accident and health	159,289	184,554	239,407
Property and casualty	873,208	923,736	923,064
Interest credited to policyholders’ account balances	405,083	393,119	370,563
Commissions for acquiring and servicing policies	430,310	446,463	457,989
Other operating expenses	462,470	462,656	476,165
Change in deferred policy acquisition costs	(41,107)	(40,095)	(63,611)

Total benefits, losses and expenses	2,769,316	2,870,558	2,951,005

Income (loss) from continuing operations before federal income tax, and equity in earnings/losses of unconsolidated affiliates	253,711	202,623	(10,264)
Less: Provision (benefit) for federal income taxes
Current	46,712	58,946	(14,203)
Deferred	14,064	(3,738)	(16,825)

Total provision (benefit) for federal income taxes	60,776	55,208	(31,028)

Equity in earnings (losses) of unconsolidated affiliates, net of tax	351	(3,169)	(4,216)

Income (loss) from continuing operations	193,286	144,246	16,548
Income (loss) from discontinued operations, net of tax (See Note 20)	—	(1,275)	(1,381)

Net income (loss)	193,286	142,971	15,167

Less: Net income (loss) attributable to noncontrolling interest, net of tax	1,038	(1,055)	(458)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$192,248	$144,026	$15,625

Amounts available to American National Insurance Company common stockholders
Earnings per share:
Basic	$7.24	$5.42	$0.59
Diluted	7.20	5.40	0.59

Weighted average common shares outstanding	26,559,886	26,559,035	26,528,832
Weighted average common shares outstanding and dilutive potential common shares	26,713,218	26,687,158	26,597,476
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except for share and per share data)

	December 31,
	2011	2010
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $9,857,691 and $8,979,834)	$9,251,972	$8,513,550
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,135,610 and $3,925,317)	4,381,607	4,123,613
Equity securities, at fair value (Cost $710,679 and $720,665)	1,006,080	1,082,755
Mortgage loans on real estate, net of allowance	2,925,482	2,679,909
Policy loans	393,195	380,505
Investment real estate, net of accumulated depreciation of $202,180 and $202,111	470,222	521,768
Short-term investments	345,330	486,206
Other invested assets	109,514	119,251

Total investments	18,883,402	17,907,557

Cash and cash equivalents	102,114	101,449
Investments in unconsolidated affiliates	241,625	195,472
Accrued investment income	213,984	201,286
Reinsurance recoverables	405,033	355,188
Prepaid reinsurance premiums	68,785	75,542
Premiums due and other receivables	280,031	287,184
Deferred policy acquisition costs	1,354,953	1,318,426
Property and equipment, net	77,909	77,974
Current tax receivable	17,150	8,579
Other assets	131,403	138,978
Separate account assets	747,867	780,563

Total assets	$22,524,256	$21,448,198

LIABILITIES
Future policy benefits:
Life	$2,599,224	$2,539,334
Annuity	748,675	865,480
Accident and health	74,829	81,266
Policyholders’ account balances	11,506,504	10,475,159
Policy and contract claims	1,340,651	1,298,457
Unearned premium reserve	797,398	824,299
Other policyholder funds	292,793	277,285
Liability for retirement benefits	257,602	187,453
Current portion of long-term notes payable	46,387	47,632
Long-term notes payable	12,507	12,508
Deferred tax liabilities, net	32,483	53,737
Other liabilities	397,353	368,332
Separate account liabilities	747,867	780,563

Total liabilities	18,854,273	17,811,505

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, — Authorized 50,000,000 Issued 30,832,449 and 30,832,449, Outstanding 26,821,284 and 26,820,977 shares	30,832	30,832
Additional paid-in capital	—	15,190
Accumulated other comprehensive income	158,470	225,212
Retained earnings	3,566,224	3,459,911
Treasury stock, at cost	(98,490)	(98,494)

Total American National stockholders’ equity	3,657,036	3,632,651
Noncontrolling interest	12,947	4,042

Total stockholders’ equity	3,669,983	3,636,693

Total liabilities and stockholders’ equity	$22,524,256	$21,448,198

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for per share data)

	Years ended December 31,
	2011	2010	2009

Common Stock
Balance at beginning and end of the period	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	15,190	11,986	7,552
Issuance of treasury shares as restricted stock	(4)	(11)	179
Income tax effect from restricted stock arrangement	(14)	—	439
Amortization of restricted stock	4,561	3,215	3,816
Purchase of ownership interest from noncontrolling interest	(19,733)	—	—

Balance at end of period	—	15,190	11,986

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	225,212	117,649	(221,148)
Change in net unrealized gain (loss) on securities	(16,585)	109,006	383,098
Cumulative effect of accounting change — other- than-temporary impairments on fixed maturity securities	—	—	(50,411)
Foreign currency transaction and translation adjustments	(205)	276	664
Defined benefit plan adjustment	(49,952)	(1,719)	5,446

Balance at end of the period	158,470	225,212	117,649

Retained Earnings
Balance as of January 1,	3,459,911	3,398,492	3,414,946
Net income (loss) attributable to American National Insurance Company and Subsidiaries	192,248	144,026	15,625
Cash dividends to common stockholders ($3.08 per share)	(82,609)	(82,607)	(82,490)
Cumulative effect of accounting change — other- than-temporary impairments on fixed maturity securities	—	—	50,411
Purchase of ownership interest from noncontrolling interest	(3,326)	—	—

Balance at end of the period	3,566,224	3,459,911	3,398,492

Treasury Stock
Balance as of January 1,	(98,494)	(98,505)	(98,326)
Issuance of treasury shares as restricted stock	4	11	(179)

Balance at end of the period	(98,490)	(98,494)	(98,505)

Noncontrolling Interest
Balance as of January 1,	4,042	12,202	8,377
Contributions	88	466	4,392
Distributions	(3,280)	(278)	(109)
Gain (loss) attributable to noncontrolling interest	1,038	(1,055)	(458)
Effect of ASU 2009-17 implementation	—	(7,293)	—
Purchase of ownership interest from noncontrolling interest	11,059	—	—

Balance at end of the period	12,947	4,042	12,202

Total Equity
Balance at end of the period	$3,669,983	$3,636,693	$3,472,656

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2011	2010	2009

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$192,248	$144,026	$15,625

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	(16,585)	109,006	383,098
Foreign currency transaction and translation adjustments	(205)	276	664
Defined benefit plan adjustment	(49,952)	(1,719)	5,446

Total other comprehensive income (loss)	(66,742)	107,563	389,208

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$125,506	$251,589	$404,833

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$193,286	$142,971	$15,167
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(100,369)	(79,575)	(3,406)
Other-than-temporary impairments	9,503	5,666	79,103
Accretion (amortization) of discounts, premiums and loan origination fees	5,010	13,375	10,958
Net capitalized interest on policy loans and mortgage loans	(30,517)	(30,310)	(27,881)
Depreciation	40,407	40,017	44,744
Interest credited to policyholders’ account balances	405,083	393,119	370,563
Charges to policyholders’ account balances	(189,494)	(185,805)	(173,360)
Deferred federal income tax (benefit) expense	14,064	(3,738)	(16,825)
Deferral of policy acquisition costs	(482,580)	(481,600)	(477,417)
Amortization of deferred policy acquisition costs	441,473	441,505	413,806
Equity in (earnings) losses of unconsolidated affiliates	(351)	3,169	4,216
Changes in:
Policyholder liabilities	135,530	101,615	32,629
Reinsurance recoverables	(49,845)	16,466	111,192
Premiums due and other receivables	7,153	(4,319)	42,154
Accrued investment income	(12,698)	(9,549)	(6,936)
Current tax receivable/payable	(8,571)	21,710	38,853
Liability for retirement benefits	(6,700)	3,899	5,162
Prepaid reinsurance premiums	6,757	12,347	7,888
Other, net	45,798	(5,512)	11,240

Net cash provided by (used in) operating activities	422,939	395,451	481,850

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds — held-to-maturity	811,674	559,064	561,903
Bonds — available for sale	375,339	775,257	356,680
Equity securities	182,220	168,479	182,871
Investment real estate	91,679	30,412	4,837
Mortgage loans	416,224	151,828	116,365
Policy loans	53,999	49,599	45,591
Other invested assets	39,539	22,550	1,806
Disposals of property and equipment	1,422	1,602	1,608
Distributions from unconsolidated affiliates	29,243	10,920	11,310
Payment for the purchase/origination of:
Bonds — held-to-maturity	(1,547,318)	(519,194)	(166,194)
Bonds — available for sale	(591,824)	(1,641,803)	(1,372,246)
Equity securities	(114,166)	(146,488)	(53,758)
Investment real estate	(23,838)	(26,842)	(127,281)
Mortgage loans	(665,183)	(536,830)	(477,275)
Policy loans	(43,671)	(41,749)	(32,129)
Other invested assets	(40,216)	(44,867)	(31,572)
Additions to property and equipment	(17,588)	(9,359)	(13,178)
Contributions to unconsolidated affiliates	(78,251)	(36,083)	(20,042)
Change in short-term investments	140,876	150,617	(341,653)
Other, net	11,474	7,407	5,001

Net cash provided by (used in) investing activities	(968,366)	(1,075,480)	(1,347,356)

FINANCING ACTIVITIES
Policyholders’ account deposits	2,020,422	1,722,505	2,268,201
Policyholders’ account withdrawals	(1,375,283)	(1,022,520)	(1,191,021)
Change in notes payable	(1,246)	2,429	(38,080)
Dividends to stockholders	(82,609)	(82,607)	(82,490)
Proceeds from (payments to) noncontrolling interest	(15,192)	188	4,283

Net cash provided by (used in) financing activities	546,092	619,995	960,893

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	665	(60,034)	95,387
Beginning of the year	101,449	161,483	66,096

End of year	$102,114	$101,449	$161,483

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Form 10-K. In addition to GAAP, specific SEC requirements applicable to insurance companies are applied to the consolidated financial statements.
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
INVESTMENTS
Fixed maturity securities
Bonds that are classified as held-to-maturity are carried at amortized cost. The carrying value of these fixed maturity securities is expected to be realized, due to American National’s ability and intent to hold these securities until maturity or market recovery. Bonds classified as available-for-sale are carried at fair value.
Equity Securities
All common and preferred stocks are classified as available-for-sale and are carried at fair value.
Net Unrealized gains and losses
For all investments carried at fair value (excluding derivative instruments), the net unrealized gains or losses, net of applicable federal income taxes, are reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Mortgage loans
Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, prepayment fees and accretion of discounts and origination fees are reported in “Net investment income” in the consolidated statements of operations. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to accrue for loans on which interest is more than 90 days past due, when the collection of interest is not considered probable or when a loan is in foreclosure. Income on past due loans is reported on a cash basis. When a loan becomes current, it is placed back into accrual status. Cash receipts on such impaired loans are recorded as a reduction of principal, interest income, expense reimbursement or other manner in accordance with the loan agreement. Gains and losses from the sale of loans and changes in allowances are reported in “Realized investment gains (losses)” in the consolidated statements of operations.
Each mortgage loan is evaluated quarterly and placed in a watchlist if events occur or circumstances exist that could indicate that American National will be unable to collect all amounts due according to the contractual terms of the loan. Additionally, loans with estimated collateral value less than the loan balance and loans with characteristics indicative of higher than normal credit risks are reviewed quarterly. All loans in the watchlist are analyzed individually for impairment. If, based upon sufficient analysis, a loan is concluded to be fully collectible, no allowance is required. Loans are considered impaired when, based upon current information and events, it is probable that American National will be unable to collect all amounts due under the contractual terms of the loan. Based on the facts and circumstances of the individual loans, a specific allowance for credit losses is established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, or (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent. American National also establishes allowances for loan losses on groups of loans with similar characteristics, such as property types, if based on experience, it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. The allowance is reviewed quarterly to determine if additional allowance is required, or a recovery of the asset is assured and the allowance can be reduced.
Management believes that American National’s recorded allowance is adequate and reflects management’s best estimate of probable credit losses, including losses incurred at the reporting date but not identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance is based on historical loan loss experience, known and inherent risks in the portfolio, adverse situations affecting the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Loans are charged off as uncollectible only when the loan is forgiven by a legal agreement. Prior to charging off a loan, an allowance is recorded based on the estimated recoverable amount. Upon forgiveness, both the allowance and the loan balance are reduced which results in no further gain or loss.
Policy loans
Policy loans are carried at cost, which approximates fair value.
Investment real estate
Real estate investments, including related improvements, are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 15 to 50 years). Rental income is recognized on a straight-line basis over the term of the respective lease. American National classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. American National periodically reviews its real estate investments for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in “Realized investment gains (losses)” in the consolidated statements of operations. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks as well as other appraisal methods. Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests
American National uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of private equity funds in which it has more than a minor interest or more than a minor influence over the joint venture or partnership’s operations, but it does not have a controlling interest and is not the primary beneficiary. These investments are reported as “investments in unconsolidated affiliates” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a three-month lag methodology for all instances where the timely financial information is available and the contractual right exists to receive such financial information. In addition to the investees performing regular evaluations for the impairment of underlying investments, American National routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. American National considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred, American National records a realized capital loss within “Equity in earnings (losses) of unconsolidated affiliates” to record the investment at its estimated fair value.
Short-term investments
Short-term investments, comprised of commercial paper, are carried at amortized cost, which approximates fair value.
Other invested assets
Other invested assets, comprised primarily of tax credit partnerships, CAPCO investments and mineral rights are carried at cost, less allowance for depletion, where applicable. Other invested assets also include derivative investments (equity-indexed options) which are carried at fair value. Impairments for other invested assets are considered on an individual basis.
Impairments
American National evaluates all fixed maturity securities that have unrealized losses on a quarterly basis to determine if the creditworthiness of any of the fixed maturity securities have deteriorated to a point that would prevent American National from realizing its carrying value at maturity. For those fixed maturity securities where management believes that the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded. At December 31, 2011, the unrealized losses on fixed maturity securities that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to the fixed maturity securities portfolio at December 31, 2011. American National has the ability and intent to hold these fixed maturity securities until a market price recovery or maturity occurs and, therefore, these fixed maturity securities are not considered to be other-than-temporarily impaired. However, it is possible that the investee’s ability to meet future contractual obligations or performance of underlying assets may be different from what American National determined during its analysis, which may lead to a different impairment conclusion in future periods.

For all fixed maturity securities in unrealized loss positions which American National does not intend to sell and for which it is not more-likely-than-not that it will be required to sell before its anticipated recovery, American National assesses whether the amortized cost basis of the fixed maturity security will be recovered by comparing the net present value of cash flows expected to be collected from the fixed maturity security with its amortized cost basis. Management estimates cash flows expected to be collected from the fixed maturity security using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. The net present value of cash flows expected to be collected from the fixed maturity security is calculated by discounting management’s best estimate of cash flows expected to be collected on the fixed maturity security at the effective interest rate implicit in the fixed maturity security when acquired. If the net present value of the cash flows expected to be collected from the fixed maturity security is less than the amortized cost basis of the fixed maturity security, an OTTI has occurred in the form of a credit loss. The credit loss is recognized in earnings in the amount of excess amortized cost over the net present value of the cash flows expected to be collected from the fixed maturity security. If the fair value of the fixed maturity security is less than its net present value of the cash flows expected to be collected at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) in the amount of the fair value of the fixed maturity security that is less than the net present value of the cash flows expected to be collected.
After the recognition of an OTTI, the fixed maturity security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to its previous amortized cost basis less the related OTTI recognized in earnings. The new amortized cost basis of an other-than-temporarily impaired security is not adjusted for subsequent increases in estimated fair value. Should there be a significant increase in the estimate of cash flows expected to be collected from a previously impaired fixed maturity security, the increase would be accounted for prospectively by accreting it as interest income over the remaining life of the fixed maturity security.
American National evaluates all equity securities in unrealized loss positions on a quarterly basis and recognizes an OTTI loss on those where a market price recovery is not expected in a reasonable period of time. All equity securities, which have an unrealized loss, are also evaluated for credit quality, and OTTI are recognized for any equity securities, regardless of the length of time that they have had an unrealized loss, where management believes the carrying value will not be realized. For the remaining equity securities with unrealized losses, management believes the losses are temporary, and American National has the ability and intent to hold these equity securities until a market price recovery. However, it is possible that the investee’s ability to perform in the future may be different from what American National determined during its analysis, which may lead to a different impairment conclusion in future periods.
Derivative instruments and hedging activities
American National purchases derivative instruments as hedges of a recognized asset or liability, which are recorded on the consolidated statements of financial position at fair value. The change in fair value of derivative assets is reported as “Net investment income” in the consolidated statements of operations. The change in fair value of embedded derivative liabilities is reported through “Interest credited to policy account balances” in the consolidated statements of operations. Derivative instruments held at December 31, 2011 and 2010 had an immaterial impact on the consolidated statements of operations and consolidated statements of cash flows. American National does not apply hedge accounting treatment to its derivative instruments.
CASH AND CASH EQUIVALENTS
American National reports cash on-hand and in banks plus amounts invested in money market funds as cash and cash equivalents in the consolidated statements of financial position and consolidated statements of cash flows.

PROPERTY AND EQUIPMENT
These assets consist of buildings occupied by American National, electronic data processing equipment, and furniture and equipment. These assets are carried at cost, less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods that are allowed under GAAP over the estimated useful lives of the assets (3 to 50 years).
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
INSURANCE SPECIFIC ASSETS AND LIABILITIES
Deferred policy acquisition costs
Deferred policy acquisition costs (“DAC”) represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. Significant costs are incurred in connection with acquiring insurance and annuity business, including commissions and certain underwriting and direct marketing expenses. Some of these costs are deferred and recorded as “deferred policy acquisition costs” in the consolidated statements of financial position. The deferred costs are subsequently amortized over the lives of the underlying contracts in relation to the anticipated emergence of premiums, profit margins, or gross profits, depending on the type of product.
DAC on traditional life and health products are amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity and withdrawal assumptions used in computing liabilities for future policy benefits. The amount of DAC is reduced by a provision for possible inflation of maintenance and settlement expenses in the determination of such amounts by means of grading interest rates.
Costs deferred on universal life, limited-pay and investment-type contracts are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect on DAC that would result from realization of unrealized gains (losses) is recognized with an offset to “Accumulated other comprehensive income (loss)” in the consolidated statements of financial position as of the reporting date. It is possible that a change in interest rates could have a significant impact on DAC calculated for these contracts.
DAC associated with property and casualty insurance business consists principally of commissions, underwriting and issue costs. These deferred costs are amortized over the coverage period of the related policies, in relation to premium revenue recognized.
For short-duration and long-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in assessing the recoverability of DAC for short-duration contracts.
Liabilities for future policy benefits
Liabilities for future policy benefits for traditional products have been provided on a net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time that the policies were issued. Estimates used are based on American National’s experience, as adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from existing assumptions the estimates are revised for current and future issues.

Future policy benefits for universal life and investment-type contracts reflect the current account value before applicable surrender charges.
Reserves for claims and claim adjustment expenses
American National establishes property and casualty reserves to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and reserves for incurred but not reported (“IBNR”) claims. Case reserves include the liability for claims that were reported to American National, but not yet paid. IBNR reserves include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future as well as claims which have been incurred but not yet reported to American National. These reserves also include an estimate of the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.
Reinsurance
In the normal course of business, American National participates in reinsurance to limit its exposure to loss on any single insured and to provide additional capacity for future growth. Reinsurance ceded receivable includes amounts owed to American National in respect of paid and unpaid ceded claims and claims adjustment expenses (“CAE”) and is presented net of a reserve for non-recoverability.
Recoveries on our gross ultimate losses are generally determined by review of individual large claims as well as by estimating the ceded portion of IBNR using assumed distribution of loss by percentage retained. The most significant assumption used is the average size of the individual losses for those claims that have occurred but have not yet been recorded. The reinsurance ceded receivable is based on what American National believes are reasonable estimates. However, the ultimate amount of the reinsurance ceded receivable is not known until all losses are settled. Refer to Note 13 further information.
PREMIUMS, BENEFITS, CLAIMS INCURRED AND EXPENSES
Traditional ordinary life and health
Life and accident and health premiums are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the term of the insurance contracts. This association is accomplished by means of the provision for liabilities for future policy benefits and the amortization of DAC.
Annuities
Premiums received on limited-pay and supplemental annuity contracts involving a significant life contingency are recognized as revenue when due. Deferred annuity premiums are not recognized as revenue. Instead, revenues from deferred annuity contracts represent amounts assessed against contract holders. Such assessments are principally surrender charges and, in the case of variable annuities, administrative fees. Policyholder account balances for deferred annuities represent the deposits received plus accumulated interest less withdrawals and applicable accumulated administrative fees.
Universal life and single premium whole life
Revenues from universal life policies and single premium whole life policies represent amounts assessed against policyholders. Included in such assessments are mortality charges, surrender charges actually paid and earned policy service fees. Policyholder account balances consist of the premiums received and credited interest, less accumulated policyholder assessments. Amounts included in expenses represent benefits in excess of account balances returned to policyholders.

Property and casualty
Property and casualty premiums are recognized as revenue proportionately over the contract period, net of reinsurance ceded. Claims incurred consist of actual claims and CAE paid and the change in reserves for claims and CAE, net of reinsurance received and recoverable.
PARTICIPATING INSURANCE POLICIES
A portion of the life insurance portfolio is written on a participating basis. Participating business comprised approximately 9.5% of the life insurance in-force at December 31, 2011 and 12.6% of life premiums in 2011. Of the total participating business, 77.3% was written by Farm Family Life Insurance Company (“Farm Family Life”). For the participating business excluding Farm Family Life, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.
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
FEDERAL INCOME TAXES
American National Insurance Company and its eligible subsidiaries will file a consolidated life and non-life federal income tax return for 2011. Certain subsidiaries that are consolidated for financial reporting are not eligible to be included in the consolidated federal income tax return. Separate provisions for income taxes have been determined for these entities.
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
Interest and penalties assessed, if applicable, are classified as “Other operating expenses” in the consolidated statements of operations.
PENSION AND POSTRETIREMENT BENEFIT PLANS
American National maintains one open qualified defined benefit pension plan and one qualified defined benefit pension plan that is closed to new participants. In addition, American National also sponsors three non-qualified defined benefit pension plans that restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits for certain key executives. American National also provides certain health and life insurance benefits to qualified current and former employees. American National recognizes the funded status of defined benefit pension and other postretirement benefit plans, on the consolidated statements of financial position.

The pension and postretirement benefit obligations and related costs for all plans are calculated using actuarial concepts in accordance with GAAP. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. American National evaluates these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.
American National uses a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A higher discount rate decreases the present value of benefit obligations and decreases pension expenses. To determine the expected long-term rate of return on plan assets, a building-block method is used. The expected rate of return on each asset is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate). Using this approach, the precise expected return derived will fluctuate somewhat from year to year; however, it is American National’s policy to hold this long-term assumption relatively constant.
The assumptions used in the measurement of the pension benefit obligations for 2011 and 2010 include: the discount rate, long-term rate of return, and rate of compensation increase. For further information, refer to Note 19.
STOCK-BASED COMPENSATION
Stock Appreciation Rights
American National awards stock appreciation rights (“SARs”) to certain officers. Upon the exercise of a vested SAR, a holder would be entitled to receive cash payment in an amount equal to the excess of the market value of a share of stock on the exercise date over the market value of a share of stock on the grant date, multiplied by the number of SARs exercised. The compensation cost accrued related to the SAR award is included in “Other liabilities” in the consolidated statements of financial position. SARs vest over five years and will expire five years from the date of vesting.
The measurement of the liability and compensation cost is based on the fair value of the awards and is remeasured each reporting period through the settlement date. American National estimates the SAR’s fair value using the Black-Scholes-Merton option-pricing model. The key assumptions used in the model include: the stock price on the date of grant, the stock price on the date of remeasurement, expected life of the SARs and the risk-free rate of return. The compensation cost is amortized over the vesting period.
Restricted Stock Units
American National grants restricted stock units (“RSU”) to certain officers and directors. The RSUs are converted to American National’s common stock on a one-for-one basis subject to a two-year cliff or three-year graded vesting requirement, depending on the grant date. The compensation cost accrued related to the RSU award is included in “Additional paid-in capital” in the consolidated statements of financial position.
The measurement of the equity and compensation cost is based on the fair value of the RSU awards. Fair value of the RSU award is estimated as the value of the underlying stock at grant date. The compensation cost is amortized over the vesting period.
Restricted Stock Awards
American National grants restricted stock (“RS”) awards to certain executive officers and directors. The RS award entitles the grantee to full dividend and voting rights. Each RS award has the value of one share of restricted stock, and vests over ten years from the grant date. Upon vesting, the RS award is released from forfeiture restrictions. The compensation cost accrued related to the RS award is included in “Additional paid-in capital” in the consolidated statements of financial position.

The measurement of the equity and compensation cost is based on the fair value of the RS awards. Fair value of the RS award is estimated as the value of the underlying common stock at the grant date. The compensation cost is amortized over the vesting period.
SEPARATE ACCOUNT ASSETS AND LIABILITIES
Separate account assets and liabilities represent funds maintained to meet the investment objectives of contract holders who bear the investment risk. Investment income and investment gains and losses from these separate funds accrue directly to the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated financial statements.
LITIGATION CONTINGENCIES
American National reviews existing litigation matters and potential litigation items with counsel quarterly to determine if any adjustments to reserves for possible losses are necessary. Reserves for losses are established whenever they are probable and estimable. American National establishes reserves based on the best estimate of the probable loss. If no one number within the range of possible losses is more probable than any other, a reserve is recorded based on the lowest amount of the estimated range.
3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 was issued to improve and expand fair value disclosures. Newly required disclosures are as follows: 1) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy; 2) provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method; and 3) provide fair value disclosures for each class of assets and liabilities. This guidance was effective for interim and annual periods commencing after December 15, 2009, except for the disclosure of the reconciliation of the Level 3 activities, which is effective for annual periods commencing after December 15, 2010. American National adopted this guidance on January 1, 2010, except for the disclosure of the reconciliation of the Level 3 activities, which was adopted effective January 1, 2011. American National’s adoption of this guidance did not have a material impact on its consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. For accounting purposes, ASU 2010-15 clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related-party policyholder. This guidance also clarifies that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. ASU 2010-15 was effective for interim and annual periods commencing after December 15, 2010. American National’s adoption of this guidance did not have a material effect on its consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Additional disclosures are now required that enable readers of the financial statements to understand the nature of the credit risk inherent in the financing receivable portfolio, how the portfolio’s credit risk is analyzed and assessed in order to arrive at the allowance for credit losses for each portfolio, and the changes and underlying reason for the changes in the allowance for credit losses for each portfolio. Disclosures previously required for financing receivables are now required to be disclosed on a disaggregated basis. In addition, new disclosures under ASU 2010-20 are required for each financing receivable class including credit quality indicators of financing receivables at the end of the reporting period, aging of past due financing receivables, the nature and extent of troubled debt restructurings that occurred during the reporting period, and within the previous 12 months that defaulted during the reporting period, and significant purchases and sales of financing receivables during the reporting period. The ASU 2010-20 disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. Disclosures concerning the activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. American National adopted this guidance effective January 1, 2010, except for the disclosure requirements for activities that occur during a reporting period, which was adopted effective January 1, 2011. American National’s adoption of this guidance did not have a material impact on its consolidated financial statements.
In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays the effective date of the disclosures about troubled debt restructuring required within ASU 2010-20. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. ASU 2011-01 was effective upon issuance. Accordingly, this update was retrospectively adopted as of December 31, 2010 and did not have a material effect on American National’s consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The new guidance clarifies the creditor’s evaluation of whether it has granted a concession and whether a borrower is experiencing financial difficulties. In addition, the new guidance precludes the creditor from using the effective interest rate test in the borrower’s guidance on restructuring payables when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 was effective for public companies for interim and annual periods beginning on or after June 15, 2011 and must be applied retrospectively to restructurings occurring on or after the beginning of the year. American National’s adoption of this guidance did not have a material effect on its consolidated financial statements.
Future Adoption of New Accounting Standards
In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance redefines the term “acquisition cost” and added the term “incremental direct cost of contract acquisition” to the master glossary. These changes limit the deferrable cost to those costs that are related directly to the successful acquisition of insurance contracts and those that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. The new guidance also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising are met. ASU 2010-26 is effective for interim and annual periods, commencing after December 15, 2011. American National adopted this guidance effective January 1, 2012, and applied the retrospective method of adoption to all prior periods presented in the consolidated financial statements. Accordingly, upon adoption, DAC asset was reduced by approximately $41,800,000 as a result of acquisition costs previously deferred that are no longer eligible for deferral under the new guidance. The after-tax cumulative effect adjustment to the opening balance of stockholders’ equity was approximately $24,600,000.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs. ASU 2011-04 clarifies the intent of the FASB about the application of existing fair value measurement and disclosure requirements such as: (1) the application of the highest and best use and valuation premise concepts; (2) a requirement specific to measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (3) a requirement to disclose unobservable inputs used in the fair value of an instrument categorized within Level 3 of the fair value hierarchy. The new guidance also prohibits the use of block premiums and discounts for all fair value measurement, regardless of hierarchy. In addition, ASU 2011-04 expands the disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods, beginning after December 15, 2011. American National’s adoption of this guidance on January 1, 2012 did not have a material effect on the consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 makes the presentation of other comprehensive income (“OCI”) more prominent by giving reporting entities two presentation options. Reporting entities can present the total net income and total OCI along with their respective components as one continuous statement or as two separate consecutive statements. The new guidance also eliminates the option to present OCI in the statement of changes in stockholders’ equity. In addition, the new guidance requires reporting entities to present reclassification adjustments from OCI to net income on the face of the financial statements. ASU 2011-05 is effective for interim and annual periods, beginning after December 15, 2011. American National’s adoption of this guidance on January 1, 2012 did not have a material effect on its consolidated financial statements.
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
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 allows an assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis to determining whether the two-step goodwill impairment test is necessary. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. American National’s adoption of this guidance on January 1, 2012 did not have a material effect on its consolidated financial statements.
In December 2011, the FASB issued ASU 2011-10, Derecognition of in Substance Real Estate. The new guidance clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default on the subsidiary’s nonrecourse debt secured by the real estate, the reporting entity should apply the guidance for real estate sales when evaluating the subsidiary for deconsolidation. ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. American National’s adoption of this guidance on January 1, 2013 is not expected to have a material effect on its consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new guidance requires an entity to disclose both gross information and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and the new disclosure requirements should be applied retrospectively for all periods presented. American National’s adoption of this guidance on January 1, 2013 is not expected to have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The guidance defers the application of the reclassification adjustment provisions in ASU 2011-05. ASU 2011-12 is effective for interim and annual periods beginning after December 15, 2011. American National’s adoption of this guidance on January 1, 2012 did not have a material effect on its consolidated financial statements.
4. INVESTMENTS IN SECURITIES
The cost or amortized cost and estimated fair value of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

	Year ended December 31, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,704	$193	$—	$13,897
States of the U.S. and political subdivisions of the states	405,526	32,272	(6)	437,792
Foreign governments	29,044	4,978	—	34,022
Corporate debt securities	8,011,901	564,159	(25,316)	8,550,744
Residential mortgage-backed securities	714,659	50,774	(3,986)	761,447
Commercial mortgage-backed securities	31,341	—	(20,158)	11,183
Collateralized debt securities	7,134	—	(1,018)	6,116
Other debt securities	38,663	3,827	—	42,490

Total bonds held-to-maturity	9,251,972	656,203	(50,484)	9,857,691

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	11,930	1,156	—	13,086
States of the U.S. and political subdivisions of the states	579,008	39,930	(90)	618,848
Foreign governments	5,000	2,435	—	7,435
Corporate debt securities	3,316,083	221,079	(32,016)	3,505,146
Residential mortgage-backed securities	191,832	11,898	(1,009)	202,721
Collateralized debt securities	17,636	1,611	(170)	19,077
Other debt securities	14,121	1,173	—	15,294

Total bonds available-for-sale	4,135,610	279,282	(33,285)	4,381,607

Total fixed maturity securities	13,387,582	935,485	(83,769)	14,239,298

Equity securities
Common stock	679,724	305,269	(16,086)	968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total equity securities	710,679	312,957	(17,556)	1,006,080

Total investments in securities	$14,098,261	$1,248,442	$(101,325)	$15,245,378

	Year ended December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,117	$288	$—	$23,405
States of the U.S. and political subdivisions of the states	422,249	7,117	(6,920)	422,446
Foreign governments	29,020	4,910	—	33,930
Corporate debt securities	7,293,501	478,353	(33,077)	7,738,777
Residential mortgage-backed securities	661,516	33,702	(3,398)	691,820
Commercial mortgage-backed securities	31,340	—	(17,758)	13,582
Collateralized debt securities	8,562	80	(327)	8,315
Other debt securities	44,245	3,314	—	47,559

Total bonds held-to-maturity	8,513,550	527,764	(61,480)	8,979,834

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,268	643	(4)	13,907
States of the U.S. and political subdivisions of the states	583,163	15,142	(4,193)	594,112
Foreign governments	5,000	1,967	—	6,967
Corporate debt securities	3,030,671	197,485	(26,587)	3,201,569
Residential mortgage-backed securities	259,560	13,250	(1,417)	271,393
Collateralized debt securities	19,468	1,459	(218)	20,709
Other debt securities	14,187	769	—	14,956

Total bonds available-for-sale	3,925,317	230,715	(32,419)	4,123,613

Total fixed maturity securities	12,438,867	758,479	(93,899)	13,103,447

Equity securities
Common stock	690,245	361,048	(5,405)	1,045,888
Preferred stock	30,420	6,714	(267)	36,867

Total equity securities	720,665	367,762	(5,672)	1,082,755

Total investments in securities	$13,159,532	$1,126,241	$(99,571)	$14,186,202

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity. The amortized cost and estimated fair value, by contractual maturity of fixed maturity securities are shown below (in thousands):

	December 31, 2011
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Due in one year or less	$712,510	$722,507	$234,961	$238,723
Due after one year through five years	3,479,210	3,704,786	1,858,409	1,961,448
Due after five years through ten years	4,117,947	4,423,573	1,571,387	1,672,439
Due after ten years	936,455	1,003,525	465,853	505,064
Without single maturity date	5,850	3,300	5,000	3,933

Total	$9,251,972	$9,857,691	$4,135,610	$4,381,607

Available-for-sale securities are sold throughout the year for various reasons. All gains and losses were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Proceeds from sales of available-for-sale securities	$228,712	$435,293	$265,732
Gross realized gains	70,339	51,248	42,101
Gross realized losses	(1,600)	(3,590)	(11,351)
There were no securities transferred from held-to-maturity to available-for-sale during 2011.
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
In accordance with various government and state regulations, American National Insurance Company and its wholly-owned insurance subsidiaries had bonds with amortized costs of $50,465,000 at December 31, 2011, on deposit with appropriate regulatory authorities.
Net unrealized gains (losses) on securities
Net unrealized gains (losses) on available-for-sale securities, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $155,751,000, $164,108,000 and $101,408,000 for 2011, 2010 and 2009, respectively.

The components of the net unrealized gains (losses) on securities during the periods indicated are shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Bonds available-for-sale	$47,701	$120,790	$516,229
Equity securities	(66,689)	110,772	230,592

Net unrealized gains (losses) on securities during the year	(18,988)	231,562	746,821
Adjustments for:
DAC	(4,580)	(52,650)	(215,294)
Participating policyholders’ interest	(1,772)	(11,315)	(20,215)
Deferred federal income tax benefit (expense)	8,755	(58,591)	(178,625)
Cumulative effect of accounting change — OTTI on fixed maturity securities, net of tax	—	—	50,411

Net unrealized gains (losses) on securities, net of tax	$(16,585)	$109,006	$383,098

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	Year ended December 31, 2011
	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturity securities, bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$—	$—	$6	$264	$6	$264
Corporate debt securities	20,204	680,202	5,112	39,280	25,316	719,482
Residential mortgage-backed securities	227	19,398	3,759	32,653	3,986	52,051
Commercial mortgage-backed securities	—	—	20,158	11,183	20,158	11,183
Collateralized debt securities	8	1,605	1,010	4,511	1,018	6,116

Total bonds held-to-maturity	20,439	701,205	30,045	87,891	50,484	789,096

Fixed maturity securities, bonds available-for-sale
States of the U.S. and political subdivisions of the states	10	762	80	1,971	90	2,733
Corporate debt securities	12,142	396,761	19,874	85,623	32,016	482,384
Residential mortgage-backed securities	202	25,943	807	9,047	1,009	34,990
Collateralized debt securities	6	704	164	2,770	170	3,474

Total bonds available-for-sale	12,360	424,170	20,925	99,411	33,285	523,581

Total fixed maturity securities	32,799	1,125,375	50,970	187,302	83,769	1,312,677

Equity securities
Common stock	16,086	98,731	—	—	16,086	98,731
Preferred stock	1,470	6,481	—	—	1,470	6,481

Total equity securities	17,556	105,212	—	—	17,556	105,212

Total investments in securities	$50,355	$1,230,587	$50,970	$187,302	$101,325	$1,417,889

	Year ended December 31, 2010
	Less than 12 months		12 Months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturity securities, bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$6,898	$195,634	$22	$878	$6,920	$196,512
Corporate debt securities	22,493	912,554	10,584	128,721	33,077	1,041,275
Residential mortgage-backed securities	579	57,160	2,819	64,798	3,398	121,958
Commercial mortgage-backed securities	—	—	17,758	13,583	17,758	13,583
Collateralized debt securities	—	—	327	5,465	327	5,465

Total bonds held-to-maturity	29,970	1,165,348	31,510	213,445	61,480	1,378,793

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	4	7,040	—	—	4	7,040
States of the U.S. and political subdivisions of the states	4,193	151,860	—	—	4,193	151,860
Corporate debt securities	8,378	249,240	18,209	159,227	26,587	408,467
Residential mortgage-backed securities	81	26,909	1,336	29,393	1,417	56,302
Collateralized debt securities	—	—	218	4,664	218	4,664

Total bonds available-for-sale	12,656	435,049	19,763	193,284	32,419	628,333

Total fixed maturity securities	42,626	1,600,397	51,273	406,729	93,899	2,007,126

Equity securities
Common stock	3,302	57,781	2,103	37,479	5,405	95,260
Preferred stock	231	6,133	36	4,464	267	10,597

Total equity securities	3,533	63,914	2,139	41,943	5,672	105,857

Total investments in securities	$46,159	$1,664,311	$53,412	$448,672	$99,571	$2,112,983

For all investment securities with an unrealized loss, including those in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an OTTI loss should be recorded.
Credit Risk Management
Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	December 31,
	2011	2010

AAA	8.1%	10.0%
AA	10.5	10.2
A	38.3	37.0
BBB	38.6	37.2
BB and below	4.5	5.6

Total	100.0%	100.0%

American National’s equity securities by market sector distribution are shown below:

	December 31,
	2011	2010

Consumer goods	21.5%	20.0%
Energy and utilities	17.3	18.0
Financials	17.2	19.2
Information technology	16.9	15.7
Healthcare	11.7	10.0
Industrials	9.0	9.9
Communications	4.2	4.1
Materials	2.1	3.0
Other	0.1	0.1

Total	100.0%	100.0%

5. MORTGAGE LOANS
American National makes mortgage loans primarily in the commercial sector in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio of mortgage loans and real estate properties by considering the property-type as well as the geographic distribution of the property, which is the underlying mortgage collateral or investment property.
Mortgage loans by property-type distribution are as follows:

	December 31,
	2011	2010

Office buildings	30.2%	29.3%
Industrial	24.6	31.5
Shopping centers	19.1	17.3
Hotels and motels	13.4	12.5
Other	12.7	9.4

Total	100.0%	100.0%

Mortgage loans by geographic distribution are as follows:

	December 31,
	2011	2010

West South Central	23.1%	23.0%
South Atlantic	22.9	19.3
East North Central	18.8	20.4
Pacific	11.4	9.4
Mountain	6.7	7.4
East South Central	5.7	6.5
Middle Atlantic	5.4	6.2
West North Central	2.9	4.1
New England	2.5	3.1
Other	0.6	0.6

Total	100.0%	100.0%

Mortgage loans are expected to be repaid from the cash flows or proceeds from the sale of real estate. American National generally allows a loan-to-collateral-value ratio of up to 75% on newly funded mortgage loans. As of December 31, 2011, mortgage loans have fixed rates ranging from 4.25% to 12.0%. The majority of the mortgage loan contracts requires periodic payments of both principal and interest, and has amortization periods of 6 months to 30 years.
During 2011, American National exchanged $25,500,000 mortgage loans for an additional ownership interest in one of its real estate joint venture subsidiaries. After the exchange transaction, such real estate joint venture subsidiary was consolidated in American National’s consolidated financial statement. Upon consolidation, American National’s investment real estate had a noncash-related increase of $28,500,000. Non-cash transactions during the year ended December 31, 2010 totaled $30,500,000 in foreclosed mortgage loans, which were transferred to investment real estate.
Credit Losses
The amounts of commercial mortgage loans placed on nonaccrual status are shown in the table below (in thousands):

	December 31,
	2011	2010
Commercial mortgages
Office	$8,436	$—
Retail	23,997	3,685

Total	$32,433	$3,685

The age analysis of past due commercial mortgage loans is shown in the table below (in thousands):

	December 31, 2011
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commerical mortgages
Office	$—	$—	$8,436	$8,436	$879,923	$888,359
Industrial	—	—	—	—	721,704	721,704
Retail	13,140	—	10,857	23,997	537,665	561,662
Other	—	—	—	—	765,078	765,078

Total	$13,140	$—	$19,293	$32,433	$2,904,370	2,936,803

Valuation allowance						11,321

Mortgage loans on real estate, net of allowance						$2,925,482

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commerical mortgages
Office	$—	$—	$—	$—	$789,570	$789,570
Industrial	—	—	—	—	845,504	845,504
Retail	8,579	—	3,685	12,264	455,334	467,598
Other	—	—	—	—	591,025	591,025

Total	$8,579	$—	$3,685	$12,264	$2,681,433	2,693,697

Valuation allowance						13,788

Mortgage loans on real estate, net of allowance						$2,679,909

The amounts shown above are net of unamortized discounts of $10,189,000 and $18,512,000 and unamortized origination fees of $12,683,000 and $10,710,000 at December 31, 2011 and 2010, respectively. No unearned income is included in these amounts.

Allowance for Credit Losses
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
The allowance for credit losses and unpaid principal balance in commercial mortgage loans are shown in the table below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Allowance for credit losses
December 31, 2010	$11,395	$2,393	$13,788
Write down	—	(1,900)	(1,900)
Change in allowance	(567)	—	(567)

December 31, 2011	$10,828	$493	$11,321

Unpaid principal balance
December 31, 2011	$2,725,930	$233,745	$2,959,675

December 31, 2010	$2,482,014	$240,905	$2,722,919

The detail of loans individually evaluated for impairment with and without an allowance recorded by collateral property-type is shown in the tables below (in thousands):

	Year ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded
Retail	$—	$493	$493	$—	$—

Without an allowance recorded
Office	$48,833	$48,833	$—	$49,088	$3,506
Industrial	57,261	57,261	—	57,514	3,628
Retail	15,477	15,477	—	15,535	1,514
Other	111,681	111,681	—	111,407	7,546

Total without an allowance recorded	$233,252	$233,252	$—	$233,544	$16,194

	Year ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded
Retail	$6,679	$9,072	$2,393	$7,573	$406

Without an allowance recorded
Office	$8,436	$8,436	$—	$8,436	$—
Industrial	119,260	119,260	—	119,285	5,333
Retail	11,735	11,735	—	13,011	1,220
Other	92,402	92,402	—	86,312	5,844

Total without an allowance recorded	$231,833	$231,833	$—	$227,044	$12,397

Credit Quality Indicators
The credit quality of the mortgage loan portfolio is assessed monthly to determine the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met. Retail loans classified as non-performing amounted to $23,997,000 and $3,685,000 as of December 31, 2011 and 2010, respectively. Office loans classified as non-performing amounted to $8,436,000 and $0 at December 31, 2011 and 2010, respectively. All other loans were classified as performing.
During the twelve months ended December 31, 2011, American National sold one industrial loan with a recorded investment of $27,532,000 and realized a gain of $4,968,000.
Troubled Debt Restructurings
American National has a high quality, well performing, mortgage loan portfolio. For a very small portion of the portfolio, classified as troubled debt restructurings, American National has granted concessions related to the borrowers’ ability to pay the loan. The types of concessions granted are generally a delay in payment of principal and/or interest, and could involve a reduction of the contractual interest rate, extension of the maturity date, and/or a reduction of interest rate. American National considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with a troubled debt restructuring. The carrying value after specific valuation allowance, before and after modification, through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.
At December 31, 2011, the number of mortgage loans and recorded investment in troubled debt restructurings were as follows:

Year ended December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment

Other	3	$45,366	$45,366
As of December 31, 2011, American National does not have any commitments to lend additional funds to debtors, which owe receivables whose terms have been modified in troubled debt restructurings. There have been no defaults on modified loans during the preceding twelve months.
6. INVESTMENT REAL ESTATE
Investment real estate by property-type distribution is as follows:

	December 31,
	2011	2010

Office buildings	22.0%	20.8%
Industrial	16.3	24.1
Shopping centers	41.1	35.6
Hotels and motels	2.1	2.0
Other	18.5	17.5

Total	100.0%	100.0%

Investment real estate by geographic distribution is as follows:

	December 31,
	2011	2010

West South Central	66.1%	61.2%
South Atlantic	11.6	18.4
East North Central	5.2	5.6
Pacific	2.3	2.2
Mountain	6.9	1.3
East South Central	5.2	10.1
West North Central	2.7	1.2

Total	100.0%	100.0%

In the normal course of investment activities, American National and its wholly-owned subsidiaries enter into various real estate partnership and joint venture agreements. Generally, real estate partnership and joint venture opportunities are presented to American National by a sponsor, with the significant activities being conducted on behalf of the sponsor. American National participates in the design of these entities, but in most cases, American National’s involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment.
The total assets and liabilities relating to VIEs in which American National is the primary beneficiary and which are consolidated in its financial statements for the periods indicated are as follows (in thousands):

	December 31,
	2011	2010
Investment real estate	$154,878	$156,441
Short-term investments	3,364	1,991
Cash and cash equivalents	5,777	1,164
Accrued investment income	2,299	2,035
Other receivables	11,816	16,524
Other assets	3,870	3,884

Total assets of consolidated VIEs	$182,004	$182,039

Notes payable	$58,894	$60,140
Other liabilities	5,354	3,499

Total liabilities of consolidated VIEs	$64,248	$63,639

For other real estate partnerships and joint ventures in which American National is a partner, the major decisions that most significantly impact the economic activities of the partnership and joint venture require unanimous consent of all partners. American National is not the primary beneficiary and these entities were not consolidated. The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which American National holds significant variable interests but is not the primary beneficiary and which have not been consolidated (in thousands):

	December 31,
	2011		2010
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss

Investment in unconsolidated affiliates	$85,509	$85,509	$36,226	$36,226
Financial or other support was not provided to investees designated as VIEs in the form of liquidity arrangements, guarantees, or other commitments by third parties that may affect the fair value or risk of American National’s variable interest in the investees designated as VIEs as of December 31, 2011 and 2010.
7. DERIVATIVE INSTRUMENTS
American National purchases derivative contracts (equity-indexed options) that serve as economic hedges against fluctuations in the equity markets to which equity-indexed annuity products are exposed. Equity-indexed annuities include a fixed host annuity contract and an equity-indexed embedded derivative. These derivative instruments are not designated as accounting hedges. The following tables detail the volume, estimated fair value and the gains or losses on derivative instruments (in thousands):

	Location of Asset (Liability)	December 31, 2011			December 31, 2010
Derivatives Not Designated	Reported in the Consolidated	Number of	Notional	Estimated	Number of	Notional	Estimated
as Hedging Instruments	Statements of Financial Position	Instruments	Amounts	Fair Value	Instruments	Amounts	Fair Value

Equity-indexed options	Other invested assets	332	$791,900	$65,188	286	$668,800	$66,716
Equity-indexed annuity embedded derivative	Future policy benefits - Annuity	14,338	$653,100	$(63,275)	12,663	$591,100	$(59,644)

		Gains (Losses) Recognized
	Location of Gains (Losses)	in Income on Derivatives
Derivatives Not Designated	Recognized in the Consolidated	Years Ended December 31,
as Hedging Instruments	Statements of Operations	2011	2010	2009

Equity-indexed options	Net investment income	$(3,666)	$12,208	$4,646
Equity-indexed annuity embedded derivative	Interest credited to policyholders’ account balances	7,821	(6,604)	(8,138)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)
Net investment income, before federal income taxes, is shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Bonds	$695,063	$652,564	$627,236
Equity securities	27,943	25,311	26,415
Mortgage loans	202,055	179,332	141,124
Real estate	107,384	107,929	122,603
Options	(3,666)	12,208	4,646
Other invested assets	42,174	41,058	41,899

	1,070,953	1,018,402	963,923
Investment expenses	(102,788)	(106,487)	(124,146)

Total	$968,165	$911,915	$839,777

Realized investments gains (losses), before federal income taxes, are shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Bonds	$14,495	$34,330	$(9,954)
Equity securities	67,671	27,603	37,044
Mortgage loans	4,968	—	—
Real estate	12,033	10,101	1,523
Other invested assets	(105)	(99)	269

	99,062	71,935	28,882
Change in allowances	1,307	7,793	(23,634)

Total	$100,369	$79,728	$5,248

The OTTI, which are not included in the realized investments gains (losses) above, are shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Bonds	$—	$—	$(10,046)
Equity securities	(9,503)	(5,666)	(69,057)

Total	$(9,503)	$(5,666)	$(79,103)

As discussed in Note 2, certain OTTI losses on bonds are bifurcated into two components: credit losses and non-credit losses. All OTTI recognized on bonds were entirely comprised of credit losses.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,704	$13,897	$23,117	$23,405
States of the U.S. and political subdivisions of the states	405,526	437,792	422,249	422,446
Foreign governments	29,044	34,022	29,020	33,930
Corporate debt securities	8,011,901	8,550,744	7,293,501	7,738,777
Residential mortgage-backed securities	714,659	761,447	661,516	691,820
Commercial mortgage-backed securities	31,341	11,183	31,340	13,582
Collateralized debt securities	7,134	6,116	8,562	8,315
Other debt securities	38,663	42,490	44,245	47,559

Total bonds held-to-maturity	9,251,972	9,857,691	8,513,550	8,979,834

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,086	13,086	13,907	13,907
States of the U.S. and political subdivisions of the states	618,848	618,848	594,112	594,112
Foreign governments	7,435	7,435	6,967	6,967
Corporate debt securities	3,505,146	3,505,146	3,201,569	3,201,569
Residential mortgage-backed securities	202,721	202,721	271,393	271,393
Collateralized debt securities	19,077	19,077	20,709	20,709
Other debt securities	15,294	15,294	14,956	14,956

Total bonds available-for-sale	4,381,607	4,381,607	4,123,613	4,123,613

Total fixed maturity securities	13,633,579	14,239,298	12,637,163	13,103,447

Equity securities
Common stock	968,907	968,907	1,045,888	1,045,888
Preferred stock	37,173	37,173	36,867	36,867

Total equity securities	1,006,080	1,006,080	1,082,755	1,082,755

Options	65,188	65,188	66,716	66,716
Mortgage loans on real estate, net of allowance	2,925,482	3,044,375	2,679,909	2,703,674
Policy loans	393,195	393,195	380,505	380,505
Short-term investments	345,330	345,330	486,206	486,206
Separate account assets	747,867	747,867	780,563	780,563

Total financial assets	$19,116,721	$19,841,333	$18,113,817	$18,603,866

Financial liabilities:
Investment contracts	$9,993,804	$9,993,804	$9,047,153	$9,047,153
Liability for embedded derivatives of equity-indexed annuities	63,275	63,275	59,644	59,644
Notes payable	58,894	58,894	60,140	60,140
Separate account liabilities	747,867	747,867	780,563	780,563

Total financial liabilities	$10,863,840	$10,863,840	$9,947,500	$9,947,500

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
American National has evaluated the types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, each financial instrument was classified into Level 1, 2, or 3 measurements.
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

The fair value estimates of most fixed maturity investments including municipal bonds are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturity securities provided by the pricing service are disclosed as Level 2 measurements.
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
For public common and preferred stocks, American National receives prices from a nationally recognized pricing service that are based on observable market transactions and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, American National receives an estimate of fair value from the pricing service that provides fair value estimates for the fixed maturity securities. The service utilizes some of the same methodologies to price the preferred stocks as it does for the fixed maturity securities. These estimates for equity securities are disclosed as Level 2 measurements.
Some assets and liabilities do not fit the hierarchical model for determining fair value. For policy loans, the carrying amount approximates their fair value, because the policy loans cannot be separated from the policy contract. The carrying value for investment contract liabilities approximates their fair value. The carrying amount for notes payable approximates their fair value.

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of December 31, 2011 Using:
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
	Total Estimated	for Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,897	$—	$13,897	$—
States of the U.S. and political subdivisions of the states	437,792	—	437,792	—
Foreign governments	34,022	—	34,022	—
Corporate debt securities	8,550,744	—	8,492,957	57,787
Residential mortgage-backed securities	761,447	—	759,773	1,674
Commercial mortgage-backed securities	11,183	—	—	11,183
Collateralized debt securities	6,116	—	—	6,116
Other debt securities	42,490	—	35,147	7,343

Total bonds held-to-maturity	9,857,691	—	9,773,588	84,103

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,086	—	13,086	—
States of the U.S. and political subdivisions of the states	618,848	—	616,323	2,525
Foreign governments	7,435	—	7,435	—
Corporate debt securities	3,505,146	—	3,492,113	13,033
Residential mortgage-backed securities	202,721	—	202,715	6
Collateralized debt securities	19,077	—	18,826	251
Other debt securities	15,294	—	15,294	—

Total bonds available-for-sale	4,381,607	—	4,365,792	15,815

Total fixed maturity securities	14,239,298	—	14,139,380	99,918

Equity securities
Common stock	968,907	968,907	—	—
Preferred stock	37,173	37,173	—	—

Total equity securities	1,006,080	1,006,080	—	—

Options	65,188	—	—	65,188
Mortgage loans on real estate	3,044,375	—	3,044,375	—
Short-term investments	345,330	—	345,330	—
Separate account assets	747,867	—	747,867	—

Total financial assets	$19,448,138	$1,006,080	$18,276,952	$165,106

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$63,275	$—	$—	$63,275
Separate account liabilities	747,867	—	747,867	—

Total financial liabilities	$811,142	$—	$747,867	$63,275

	Fair Value Measurement as of December 31, 2010 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$23,405	$—	$23,405	$—
States of the U.S. and political subdivisions of the states	422,446	—	422,308	138
Foreign governments	33,930	—	33,930	—
Corporate debt securities	7,738,777	—	7,680,834	57,943
Residential mortgage-backed securities	691,820	—	689,487	2,333
Commercial mortgage-backed securities	13,582	—	13,582	—
Collateralized debt securities	8,315	—	—	8,315
Other debt securities	47,559	—	47,559	—

Total bonds held-to-maturity	8,979,834	—	8,911,105	68,729

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,907	—	13,907	—
States of the U.S. and political subdivisions of the states	594,112	—	591,587	2,525
Foreign governments	6,967	—	6,967	—
Corporate debt securities	3,201,569	—	3,182,625	18,944
Residential mortgage-backed securities	271,393	—	271,376	17
Collateralized debt securities	20,709	—	20,447	262
Other debt securities	14,956	—	14,956	—

Total bonds available-for-sale	4,123,613	—	4,101,865	21,748

Total fixed maturity securities	13,103,447	—	13,012,970	90,477

Equity securities
Common stock	1,045,888	1,045,888
Preferred stock	36,867	36,867	—	—

Total equity securities	1,082,755	1,082,755	—	—

Options	66,716	—	—	66,716
Mortgage loans on real estate	2,703,674	—	2,703,674	—
Short-term investments	486,206	—	486,206	—
Separate account assets	780,563	—	780,563	—

Total financial assets	$18,223,361	$1,082,755	$16,983,413	$157,193

Financial liabilities:
Liability for embedded derivatives of equity-indexed annuities	$59,644	$—	$—	$59,644
Separate account liabilities	780,563	—	780,563	—

Total financial liabilities	$840,207	$—	$780,563	$59,644

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

		Equity-	Liability for
	Investment	Indexed	Embedded
	Securities	Options	Derivatives	Total

Balance at December 31, 2008	$84,199	$6,157	$(6,208)	$84,148

Total realized and unrealized investment gains/losses Included in other comprehensive income	1,237	—	—	1,237
Net fair value change included in realized gains/losses	416	—	—	416
Net gain (loss) for derivatives included in net investment income	—	5,381	—	5,381
Net change included in interest credited	—	—	(8,138)	(8,138)
Purchases, sales and settlements or maturities
Purchases	1,435	21,263	—	22,698
Sales	(559)	—	—	(559)
Settlements or maturities	(727)	—	—	(727)
Premiums less benefits	—	—	(8,141)	(8,141)
Gross transfers into Level 3	—	—	—	—
Gross transfers out of Level 3	(49,035)	—	—	(49,035)

Balance at December 31, 2009	$36,966	$32,801	$(22,487)	$47,280

Total realized and unrealized investment gains/losses Included in other comprehensive income	1,461	—	—	1,461
Net fair value change included in realized gains/losses	(289)	—	—	(289)
Net gain (loss) for derivatives included in net investment income	—	9,942	—	9,942
Net change included in interest credited	—	—	(6,604)	(6,604)
Purchases, sales and settlements or maturities
Purchases	65,033	34,709	—	99,742
Sales	(10,000)	—	—	(10,000)
Settlements or maturities	(2,362)	(10,736)	—	(13,098)
Premiums less benefits	—	—	(30,553)	(30,553)
Gross transfers into Level 3	5,913	—	—	5,913
Gross transfers out of Level 3	(6,245)	—	—	(6,245)

Balance at December 31, 2010	$90,477	$66,716	$(59,644)	$97,549

Total realized and unrealized investment gains/losses Included in other comprehensive income	1,798	—	—	1,798
Net fair value change included in realized gains/losses	(2,694)	—	—	(2,694)
Net gain (loss) for derivatives included in net investment income	—	(9,199)	—	(9,199)
Net change included in interest credited	—	—	7,821	7,821
Purchases, sales and settlements or maturities
Purchases	22	17,122	—	17,144
Sales	(1,821)	—	—	(1,821)
Settlements or maturities	(13,260)	(9,451)	—	(22,711)
Premiums less benefits	—	—	(11,452)	(11,452)
Gross transfers into Level 3	27,052	—	—	27,052
Gross transfers out of Level 3	(1,656)	—	—	(1,656)

Balance at December 31, 2011	$99,918	$65,188	$(63,275)	$101,831

Within the net gain (loss) for derivatives included in net investment income were an unrealized loss of $12,613,000 and an unrealized gain of $5,125,000 relating to assets still held at December 31, 2011 and 2010, respectively.
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
10. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs and premiums are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at January 1, 2009	$712,250	$557,058	$74,870	$138,486	$1,482,664

Additions	77,161	126,769	16,729	256,758	477,417
Amortization	(78,697)	(64,756)	(21,746)	(248,607)	(413,806)
Effect of change in unrealized gains on available-for-sale securities	(38,651)	(176,643)	—	—	(215,294)

Net change	(40,187)	(114,630)	(5,017)	8,151	(151,683)

Balance at December 31, 2009	672,063	442,428	69,853	146,637	1,330,981

Additions	80,789	117,090	18,087	265,634	481,600
Amortization	(78,826)	(72,521)	(22,973)	(267,185)	(441,505)
Effect of change in unrealized gains on available-for-sale securities	(12,649)	(40,001)	—	—	(52,650)

Net change	(10,686)	4,568	(4,886)	(1,551)	(12,555)

Balance at December 31, 2010	661,377	446,996	64,967	145,086	1,318,426

Additions	79,653	118,011	11,893	273,023	482,580
Amortization	(75,876)	(88,457)	(21,037)	(256,103)	(441,473)
Effect of change in unrealized gains on available-for-sale securities	2,554	(7,134)	—	—	(4,580)

Net change	6,331	22,420	(9,144)	16,920	36,527

Balance at December 31, 2011	$667,708	$469,416	$55,823	$162,006	$1,354,953

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year. All amounts for the present value of future profits resulting from the acquisition of life insurance portfolios have been accounted for in accordance with the relevant accounting literature and are immaterial in all periods presented.
11. LIABILITY FOR FUTURE POLICY BENEFITS AND POLICYHOLDER ACCOUNT BALANCES
American National establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected benefit payments reduced by the present value of expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability termination, investment return, inflation, expenses and other contingent events as appropriate to the respective product type. Utilizing these assumptions, liabilities are established on a block of business basis.
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
Future policy benefit liabilities for acquired participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 2.5% to 5.5%) and mortality rates guaranteed in calculating the cash surrender values described in such contracts; and (ii) the liability for terminal dividends. Participating business represented approximately 9.5% of American National’s life insurance in-force at December 31, 2011.
Future policy benefit liabilities for individual fixed deferred annuities after annuitization and single premium immediate annuities are equal to the present value of expected future payments. The interest rate used in establishing such liabilities range from 3.0% to 5.6% for all policies in-force.

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
Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1.0% to 8.0% (some annuities also offer a first year bonus ranging from 2.0% to 5.5%), less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations.
12. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
The liability for unpaid claims and claim adjustment expenses (“CAE”) for accident and health, and property and casualty insurance is included in the liability for policy and contract claims in the consolidated statements of financial position and represents the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liability for unpaid claims and CAE are estimated based upon American National’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of changes in such estimated liability are included in the consolidated results of operations in the period in which the changes occur.

Activities in the liability for unpaid claims and CAE (“claims”) are shown below (in thousands):

	2011	2010	2009

Balance at January 1	$1,210,126	$1,214,996	$1,310,777
Less reinsurance recoverables	222,635	252,502	360,040

Net beginning balance	987,491	962,494	950,737

Incurred related to:
Current	1,119,839	1,205,391	1,189,680
Prior years	(82,523)	(92,366)	(29,810)

Total incurred claims	1,037,316	1,113,025	1,159,870

Paid claims related to:
Current	712,179	741,988	739,400
Prior years	367,543	346,040	408,713

Total paid claims	1,079,722	1,088,028	1,148,113

Net balance	945,085	987,491	962,494
Plus reinsurance recoverables	235,174	222,635	252,502

Unpaid claims balance at December 31	$1,180,259	$1,210,126	$1,214,996

The balances at December 31 are included in policy and contract claims in the consolidated statements of financial position.
The potential uncertainty caused by volatility in loss development profiles is adjusted through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and CAE attributable to insured events of prior years decreased by approximately $82,523,000 in 2011, $92,366,000 in 2010 and $29,810,000 in 2009.
Incurred but not reported (“IBNR”) claims for life policies are estimated using historical claims information. We analyze our claims data annually and develop an average IBNR factor, which is applied to paid claims in the current period to reflect estimated claims for which the deaths are not reported until a subsequent period. In addition, we make an estimate for additional reserves whenever new information becomes available. Adjustments in IBNR reserves, if any, are reflected in the results of operations during the period when such adjustments are made. In the fourth quarter of 2011, American National modified its claims processing procedures to utilize data available in the U.S. Social Security Death Master File. This change was applied on a nationwide basis and resulted in an increase in the IBNR life claims reserve of $26,596,000 as of December 31, 2011.
13. REINSURANCE
American National reinsures portions of certain life insurance policies, thereby providing a greater diversification of risk and managing exposure on larger risks. For the issue ages zero to sixty-five, the maximum amount that would be retained by one life insurance company (American National) would be $1,500,000 individual life, $250,000 individual accidental death, $100,000 group life and $125,000 credit life (total $1,975,000). If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life could be $3,225,000. For the issue ages sixty-six and over, the maximum amount that would be retained by one life insurance company (American National) would be $700,000 individual life, $250,000 individual accidental death, $100,000 group life and $125,000 credit life (total $1,175,000). If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life could be $2,425,000.

For the Property and Casualty segment, American National retains the first $1,000,000 of loss per risk. Reinsurance then covers the next $5,000,000 of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $15,000,000, and excess casualty clash coverage is maintained to cover losses up to $50,000,000. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and excess contractual obligations. Corporate catastrophe coverage is also in place for up to a $500,000,000 event with an additional $50,000,000 for non-California earthquake events. Catastrophe aggregate reinsurance coverage is also purchased. This cover provides for $30,000,000 of coverage after $90,000,000 of aggregated catastrophe losses has been reached. The first $10,000,000 of each catastrophe loss contributes to the $90,000,000 aggregation of losses. The catastrophe aggregate reinsurance coverage for 2011 was placed at 63.6%.
American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the reinsurer were to be unable to meet their obligations under any reinsurance treaties. American National had amounts receivable from reinsurers totaling $405,033,000 and $355,188,000 at December 31, 2011 and 2010, respectively. Of these amounts, $3,107,000 is the subject of litigation or is in dispute with the reinsurers involved. Management believes that any dispute that may arise would not have a material impact on American National’s consolidated financial statements.
The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Direct premiums	$1,978,910	$2,095,911	$2,121,061
Reinsurance premiums assumed from other companies	150,130	114,855	192,163
Reinsurance premiums ceded to other companies	(380,428)	(332,858)	(339,200)

Net premiums	$1,748,612	$1,877,908	$1,974,024

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2011	2010	2009

Direct life insurance in-force	$69,912,598	$69,318,974	$68,584,383
Reinsurance risks assumed from other companies	244,028	479,528	863,867

Total life insurance in-force	70,156,626	69,798,502	69,448,250
Reinsurance risks ceded to other companies	(31,659,740)	(31,616,049)	(31,347,876)

Net life insurance in-force	$38,496,886	$38,182,453	$38,100,374

14. NOTES PAYABLE
American National’s real estate holding subsidiaries are partners in certain joint ventures determined to be VIEs that are consolidated in American National’s consolidated financial statements. The real estate owned through the respective ventures secures notes payable, and American National’s liability for these notes is limited to the amount of its investment in the respective ventures, which totaled $17,959,000 and $21,224,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, the current portion and the long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $46,387,000 and $12,507,000, respectively. At December 31, 2010, the current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $47,632,000 and $12,508,000, respectively. The average interest rate on the current portion of the notes payable was 4.25% and 2.75% in 2011 and 2010, respectively. The long-term portion of the notes payable have interest rates equivalent to adjusted LIBOR plus 1.00% and 2.50% margins. The average interest rate on the long-term portion of the notes payable was 4.63% and 4.63% in 2011 and 2010, respectively, and will mature in 2016 and 2049.

15. FEDERAL INCOME TAXES
The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate to the statutory federal income tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate

Income tax expense on pre-tax income	$88,799	35.0%	$70,918	35.0%	$(3,592)	35.0%
Tax-exempt investment income	(8,071)	(3.2)	(8,852)	(4.4)	(9,336)	91.0
Dividend exclusion	(5,891)	(2.3)	(5,173)	(2.6)	(8,422)	82.0
Miscellaneous tax credits, net	(7,997)	(3.2)	(7,715)	(3.8)	(6,963)	67.8
Other items, net	(6,064)	(2.3)	6,030	3.0	(2,715)	26.5

Total	$60,776	24.0%	$55,208	27.2%	$(31,028)	302.3%

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2011	2010
DEFERRED TAX ASSETS:
Investments, principally due to impairment losses	$87,518	$106,445
Investment in real estate and other invested assets principally due to investment valuation allowances	8,620	9,237
Policyholder funds, principally due to policy reserve discount	235,827	230,496
Policyholder funds, principally due to unearned premium reserve	31,230	31,840
Non-qualified pension	28,503	29,345
Participating policyholders’ surplus	35,036	31,180
Pension	63,597	37,759
Commissions and other expenses	8,165	14,085
Tax carryforwards	32,218	26,599
Other assets	7,089	—

Gross deferred tax assets	537,803	516,986

DEFERRED TAX LIABILITIES:
Available-for-sale securities, principally due to net unrealized gains	(189,194)	(195,840)
Investment in bonds, principally due to accrual of discount on bonds	(11,774)	(16,639)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(362,308)	(350,981)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(7,010)	(5,668)
Other liabilities	—	(1,595)

Gross deferred tax liabilities	(570,286)	(570,723)

Total net deferred tax liability	$(32,483)	$(53,737)

Management believes that a sufficient level of taxable income will be achieved to utilize the deferred tax assets of the companies in the consolidated federal tax return; therefore, no valuation allowance was recorded as of December 31, 2011 or December 31, 2010. However, if not utilized beforehand, approximately $32,218,000 in ordinary loss tax carryforwards will expire at the end of tax year 2031.

American National maintained a reserve for unrecognized tax benefits in 2008. The reserve was removed during 2009 because the tax was fully settled. The reserve was included in the “Other Liabilities” line in the consolidated statements of financial position. The change in the reserve is shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Uncertain tax positions
Balance at beginning of year	$—	$—	$1,054
Settlements during the year	—	—	(1,054)

Balance at end of year	$—	$—	$—

American National recognizes interest and penalties related to uncertain tax positions. Interest and penalties are included in the “Other operating expenses” line in the consolidated statements of operations. However, no interest expense was incurred as of December 31, 2011, December 31, 2010 or December 31, 2009. In addition, no provision for penalties was established for uncertain tax positions. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.
The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 to 2010 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.
Approximately $54,620,000 and $33,894,000 in net federal income taxes were paid to the IRS in 2011 and 2010, respectively. The IRS refunded federal income taxes netting to approximately $46,818,000 in 2009.

16. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
The details on the unrealized gains and losses included in comprehensive income (loss), and the related tax effects thereon, are shown below (in thousands):

	Before	Federal	Net of
	Federal	Income	Federal
	Income Tax	Tax	Income Tax
December 31, 2011
Unrealized holding gains (losses) during the period	$40,644	$14,225	$26,419
Reclassification adjustment for net (gains) losses realized in net income	(59,632)	(20,871)	(38,761)

Unrealized gains (losses) on securities	(18,988)	(6,646)	(12,342)
Adjustment to deferred policy acquisition costs	(4,580)	(1,489)	(3,091)
Unrealized (gains) losses on securities attributable to participating policyholders’ interest	(1,772)	(620)	(1,152)

Net unrealized gain (loss)	$(25,340)	$(8,755)	$(16,585)

December 31, 2010
Unrealized holding gains (losses) during the period	$279,566	$97,815	$181,751
Reclassification adjustment for net (gains) losses realized in net income	(48,004)	(16,836)	(31,168)

Unrealized gains (losses) on securities	231,562	80,979	150,583
Adjustment to deferred policy acquisition costs	(52,650)	(18,428)	(34,222)
Unrealized (gains) losses on securities attributable to participating policyholders’ interest	(11,315)	(3,960)	(7,355)

Net unrealized gain (loss)	$167,597	$58,591	$109,006

December 31, 2009
Unrealized holding gains (losses) during the period	$699,318	$244,558	$454,760
Reclassification adjustment for net (gains) losses realized in net income	47,503	16,494	31,009

Unrealized gains (losses) on securities	746,821	261,052	485,769
Adjustment to deferred policy acquisition costs	(215,294)	(75,352)	(139,942)
Unrealized (gains) losses on securities attributable to participating policyholders’ interest	(20,215)	(7,075)	(13,140)
Cumulative effect of accounting change	77,555	27,144	50,411

Net unrealized gain (loss)	$588,867	$205,769	$383,098

17. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Common stock
American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	December 31,
	2011	2010	2009
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(4,011,165)	(4,011,472)	(4,012,283)
Restricted shares	(261,334)	(261,334)	(261,334)

Unrestricted outstanding shares	26,559,950	26,559,643	26,558,832

Stock-based compensation
American National has one stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination of these. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year.
RS Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero, of which 261,334 shares are unvested. The compensation expense recorded was $2,688,000 in 2011, $2,695,000 in 2010 and $3,733,000 in 2009.
The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the Black-Scholes option pricing model to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $10,000 and $17,000 at December 31, 2011 and 2010, respectively. A credit to compensation expense was recorded totaling $7,000 in 2011 and $1,388,000 in 2010 while a charge to compensation expense of $1,997,000 was recorded in 2009.
RSUs are awarded as part of American National’s incentive compensation plan. In 2011, RSUs were also awarded as part of the Board of Directors compensation. The RSUs are converted to American National’s common stock on a one-for-one basis subject to a two-year cliff or three-year graded vesting requirement, depending on the grant date. These awards result in compensation expense to American National over the vesting period. Compensation expense was recorded totaling $1,873,000 and $520,000 for the years ended December 31, 2011 and 2010, respectively.
SAR, RS and RSU information for the periods indicated is shown below:

		SAR Weighted-		RS Weighted-		RSU Weighted-
		Average Grant Date		Average Grant		Average Grant
	SAR Shares	Fair Value	RS Shares	Date Fair Value	RS Units	Date Fair Value
Outstanding at January 1, 2009	189,532	$107.44	339,001	$92.60	—	$—

Granted	2,999	66.76	1,333	40.85	—	—
Exercised	(18,184)	92.50	(79,000)	57.39	—	—
Forfeited	(12,898)	105.46	—	—	—	—

Outstanding at December 31, 2009	161,449	108.53	261,334	102.98	—	—

Granted	2,411	109.62	—	—	10,230	109.29
Exercised	(9,533)	95.08	—	—	(811)	109.29
Forfeited	(7,100)	113.55	—	—	—	—
Expired	(2,500)	90.86	—	—	—	—

Outstanding at December 31, 2010	144,727	109.40	261,334	102.98	9,419	109.29

Granted	—	—	—	—	61,481	79.63
Exercised	(133)	66.76	—	—	(480)	79.63
Forfeited	(4,358)	115.63	—	—	(854)	86.47
Expired	(13,467)	101.39	—	—	—	—

Outstanding at December 31, 2011	126,769	110.08	261,334	102.98	69,566	83.56

The weighted-average contractual remaining life for the 126,769 SAR shares outstanding as of December 31, 2011, is 1.6 years. The weighted-average exercise price, which is the same with the weighted- average grant date fair value above, for these shares is $110.08 per share. Of the shares outstanding, 91,855 are exercisable at a weighted-average exercise price of $108.94 per share.

The weighted-average contractual remaining life for the 261,334 RS shares outstanding as of December 31, 2011, is 5.2 years. The weighted-average price at the date of grant for these shares is $102.98 per share. None of the shares outstanding were exercisable.
The weighted-average contractual remaining life for the 69,566 RSUs authorized as of December 31, 2011, is 2.1 years. The weighted-average price at the date of grant for these units is $83.56 per share. None of the authorized units were exercisable.
Earnings (loss) per share
Basic earnings (losses) per share were calculated using a weighted-average number of shares outstanding of 26,559,886 at December 31, 2011, 26,559,035 at December 31, 2010 and 26,528,832 for 2009. The Restricted Stock resulted in diluted earnings per share as follows for 2011, 2010 and 2009.

	Years ended December 31,
	2011	2010	2009

Weighted average shares outstanding	26,559,886	26,559,035	26,528,832
Incremental shares from restricted stock	153,332	128,123	68,644

Total shares for diluted calculations	26,713,218	26,687,158	26,597,476

Net income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	$192,248,000	$145,301,000	$17,006,000
Net income (loss) from discontinued operations	—	(1,275,000)	(1,381,000)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$192,248,000	$144,026,000	$15,625,000

Basic earnings (loss) per share from continued operations	$7.24	$5.47	$0.64
Basic earnings (loss) per share from discontinued operations	—	(0.05)	(0.05)

Basic earnings (loss) per share	$7.24	$5.42	$0.59

Diluted earnings (loss) per share from continued operations	$7.20	$5.45	$0.64
Diluted earnings (loss) per share from discontinued operations	—	(0.05)	(0.05)

Diluted earnings (loss) per share	$7.20	$5.40	$0.59

Dividends
American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At December 31, 2011 and 2010 American National Insurance Company’s statutory capital and surplus was $2,000,551,000 and $1,954,149,000, respectively.
The same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by the parent company from its non-insurance subsidiaries amounted to zero in 2011, $13,803,000 in 2010, and $5,000,000 in 2009.
At December 31, 2011, approximately $1,436,489,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to approximately $1,396,736,000 at December 31, 2010. Any transfer of these net assets to American National Insurance Company would be subject to statutory restrictions and approval.

Noncontrolling interests
American National County Mutual Insurance Company (County Mutual) is a mutual insurance company that is owned by its policyholders. County Mutual has a management agreement that effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interests that the policyholders of County Mutual have in the financial position of County Mutual are reflected as noncontrolling interest totaling $6,750,000 at December 31, 2011 and 2010.
American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of certain of these joint ventures, resulting in their consolidation into the American National consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net liability of $6,197,000 in 2011 and a deficit of $2,708,000 in 2010.
In 2011, American National increased its ownership interest with one of its consolidated joint ventures. The effect of the change in ownership interest on American National’s equity is as shown below (in thousands):

	December 31,
	2011	2010	2009

Net Income attrubtable to American National	$192,248	$144,026	$15,625

Transfers to the noncontrolling interest
Decrease in American National’s paid-in capital for purchase of 18% additional interest	(19,733)	—	—
Decrease in American National’s retained earnings for purchase of 18% additional interest	(3,326)	—	—

Net transfers to noncontrolling interest	(23,059)	—	—

Change from net income attributable to American National and transfers to noncontrolling interest	$169,189	$144,026	$15,625

18. SEGMENT INFORMATION
American National is engaged principally in the insurance business. Management organizes the business into five operating segments:
•	The Life segment markets whole, term, universal, indexed and variable life insurance on a national basis primarily through career and multiple-line agents, as well as through direct marketing channels.
•	The Annuity segment offers fixed, indexed, and variable annuity products. These products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.
•	The Health segment’s primary lines of business are Medicare Supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.
•	The Property and Casualty segment writes personal, commercial and credit-related property insurance. These products are primarily sold through multiple-line agents and independent agents.
•	The Corporate and Other business segment consists of net investment income on the investments not allocated to the insurance segments and the operations of non-insurance lines of business.

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

The following tables summarize results of operations by operating segments (in thousands):

	Year ended December 31, 2011
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and Other Revenues:
Premiums	$277,724	$94,753	$231,793	$1,144,342	$—	$1,748,612
Other policy revenues	174,406	15,088	—	—	—	189,494
Net investment income	238,275	577,707	13,413	72,071	66,699	968,165
Other income	3,301	250	13,356	6,003	2,980	25,890

Total operating revenues	693,706	687,798	258,562	1,222,416	69,679	2,932,161
Realized gains (losses) on investments	—	—	—	—	90,866	90,866

Total premiums and other revenues	693,706	687,798	258,562	1,222,416	160,545	3,023,027

Benefits, Losses and Expenses:
Policyholder benefits	344,328	135,735	—	—	—	480,063
Claims incurred	—	—	159,289	873,208	—	1,032,497
Interest credited to policyholders’ account balances	60,494	344,589	—	—	—	405,083
Commissions for acquiring and servicing policies	88,300	94,851	25,808	221,351	—	430,310
Other operating expenses	173,619	72,325	47,169	124,336	45,021	462,470
Change in deferred policy acquisition costs	(3,777)	(29,554)	9,144	(16,920)	—	(41,107)

Total benefits, losses and expenses	662,964	617,946	241,410	1,201,975	45,021	2,769,316

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$30,742	$69,852	$17,152	$20,441	$115,524	$253,711

Selected Data
Total Assets	$5,112,799	$11,592,318	$520,582	$2,295,493	$3,003,064	$22,524,256

	Year ended December 31, 2010
				Property &	Corporate
	Life	Annuity	Health	Casualty	& Other	TOTAL
Premiums and Other Revenues:
Premiums	$282,160	$174,193	$263,294	$1,158,261	$—	$1,877,908
Other policy revenues	170,729	15,076	—	—	—	185,805
Net investment income	234,905	535,581	15,492	72,620	53,317	911,915
Other income	3,547	607	10,384	5,778	3,175	23,491

Total operating revenues	691,341	725,457	289,170	1,236,659	56,492	2,999,119
Realized gains (losses) on investments	—	—	—	—	74,062	74,062

Total premiums and other revenues	691,341	725,457	289,170	1,236,659	130,554	3,073,181

Benefits, Losses and Expenses:
Policyholder benefits	294,177	205,948	—	—	—	500,125
Claims incurred	—	—	184,554	923,736	—	1,108,290
Interest credited to policyholders’ account balances	59,149	333,970	—	—	—	393,119
Commissions for acquiring and servicing policies	91,165	95,701	35,263	224,334	—	446,463
Other operating expenses	178,619	71,298	49,634	124,410	38,695	462,656
Change in deferred policy acquisition costs	(1,963)	(44,569)	4,886	1,551	—	(40,095)

Total benefits, losses and expenses	621,147	662,348	274,337	1,274,031	38,695	2,870,558

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$70,194	$63,109	$14,833	$(37,372)	$91,859	$202,623

Selected Data
Total Assets	$4,968,385	$10,672,524	$558,970	$2,439,349	$2,808,969	$21,448,198

	Year ended December 31, 2009
				Property &	Corporate &
	Life	Annuity	Health	Casualty	Other	TOTAL
Premiums and Other Revenues:
Premiums	$284,530	$220,284	$309,701	$1,159,509	$—	$1,974,024
Other policy revenues	164,748	14,756	—	—	—	179,504
Net investment income	233,505	471,192	16,564	71,368	47,148	839,777
Other income	2,720	373	10,382	5,112	2,704	21,291

Total operating revenues	685,503	706,605	336,647	1,235,989	49,852	3,014,596
Realized gains (losses) on investments	—	—	—	—	(73,855)	(73,855)

Total premiums and other revenues	685,503	706,605	336,647	1,235,989	(24,003)	2,940,741

Benefits, Losses and Expenses:
Policyholder benefits	297,719	249,709	—	—	—	547,428
Claims incurred	—	—	239,407	923,064	—	1,162,471
Interest credited to policyholders’ account balances	58,983	311,580	—	—	—	370,563
Commissions for acquiring and servicing policies	91,968	107,053	51,717	207,251	—	457,989
Other operating expenses	185,048	63,497	62,134	124,266	41,220	476,165
Change in deferred policy acquisition costs	1,536	(62,013)	5,017	(8,151)	—	(63,611)

Total benefits, losses and expenses	635,254	669,826	358,275	1,246,430	41,220	2,951,005

Income (loss) from continuing operations before federal income taxes, and equity in losses of unconsolidated affiliates	$50,249	$36,779	$(21,628)	$(10,441)	$(65,223)	$(10,264)

Selected Data
Total Assets	$4,875,165	$9,683,972	$613,539	$2,066,477	$2,910,354	$20,149,507

19. PENSION AND POSTRETIREMENT BENEFITS
Pension benefits
American National and its subsidiaries have one active, tax-qualified, defined-benefit pension plan, one inactive plan and three nonqualified defined benefit pension plans. The active plan has three separate noncontributory programs. One of the programs covers Career Sales and Service Division agents and managers. The other two programs cover salaried and management employees and corporate clerical employees subject to a collective bargaining agreement. The program covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the five years before retirement. The programs covering hourly employees and agents generally provide benefits that are based on the employee’s career average earnings and years of service.
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

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	2011	2010
Reconciliation of benefit obligation:
Obligation at January 1,	$395,173	$360,374
Service cost benefits earned during period	14,082	12,937
Interest cost on projected benefit obligation	21,260	20,884
Actuarial gain	73,671	17,652
Benefits paid	(22,752)	(16,674)

Obligation at December 31,	481,434	395,173

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1,	212,807	184,500
Actual return on plan assets	5,365	20,559
Employer contributions	34,547	24,422
Benefits paid	(22,752)	(16,674)

Fair value of plan assets at December 31,	229,967	212,807

Funded status at December 31,	$(251,467)	$(182,366)

The components of the combined net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Service cost	$14,082	$12,937	$11,163
Interest cost	21,260	20,884	20,319
Expected return on plan assets	(17,152)	(15,637)	(13,736)
Amortization of prior service cost	—	2,324	3,469
Amortization of net gain	8,609	7,713	9,134

Net periodic benefit cost	$26,799	$28,221	$30,349

Amounts related to the defined benefit pension plans recognized as a component of other comprehensive income (loss) are shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Prior service cost	$—	$2,324	$3,469
Net actuarial gain (loss)	(76,849)	(4,969)	4,909
Deferred tax benefit (expense)	26,897	926	(2,932)

Other comprehensive income (loss), net of tax	$(49,952)	$(1,719)	$5,446

The estimated net loss and prior service cost for the plan that will be amortized out of accumulated other comprehensive income into the net periodic benefit cost over the next fiscal year are $16,910,000 and $0, respectively. Amounts recognized as a component of accumulated other comprehensive income (loss) that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2011	2010

Net actuarial loss	$(177,669)	$(100,820)
Deferred tax benefit	62,184	35,287

Amounts included in accumulated other comprehensive income (loss)	$(115,485)	$(65,533)

The weighted average assumptions used in the measurement of American National’s benefit obligation are shown below:

	Used for Net	Used for Benefit
	Benefit Cost in Fiscal Year	Obligations
	1/1/2011 to 12/31/2011	as of 12/31/2011

Discount rate	5.34%	4.19%
Rate of compensation increase	3.78	3.74
Long-term rate of return	7.65	7.67
American National’s funding policy for the pension plans is to make annual contributions in accordance with the minimum funding standards of the Employee Retirement Income Security Act of 1974. The unfunded plans will be funded out of general corporate assets when necessary. American National contributed $34,547,000, $24,422,000, and $24,929,000 to the qualified pension plan in 2011, 2010 and 2009, respectively. American National and its affiliates expect to contribute $25,300,000 to its qualified pension plan in fiscal year 2012.
The following table shows pension benefit payments, which reflect expected future service as appropriate, that are expected to be paid (in thousands):

Pension Benefit Payments

2012	$25,442
2013	20,375
2014	26,592
2015	24,742
2016	25,853
2017-2020	154,792

The fair values of American National’s pension plan assets by asset category are shown below (in thousands):

	December 31, 2011
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
Asset Category
Corporate debt securities	$65,390	$—	$65,390
Residential mortgage-backed securities	201	—	201
Equity securities by sector:
Consumer goods	29,849	29,849	—
Energy	12,949	12,949	—
Finance	16,856	16,856	—
Healthcare	13,913	13,913	—
Industrials	10,442	10,442	—
Information technology	17,764	17,764	—
Materials	2,745	2,745	—
Telecom services	6,033	6,033	—
Utilities	8,359	8,359	—
Other	21	21	—
Commercial paper	41,469	—	41,469
Money market	46	46	—
Unallocated group annuity contract	3,225	—	3,225
Contribution receivable	196	196	—
Other	509	509	—

Total	$229,967	$119,682	$110,285

American National utilizes third-party pricing services to estimate fair value measurements of their pension plan assets. Refer to Note 7 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The pension plans have no level 3 assets.
The Corporate debt securities category represents investment grade bonds of U.S and foreign issuers from diverse industries, with a maturity of 1 to 30 years. Foreign bonds acquired by American National must be investment grade, denominated and payable in U.S. dollars, and in the aggregate shall not exceed 20% of the bond portfolio without approval of American National’s Finance Committee. Residential mortgage-backed securities represents asset-backed securities with a maturity date 1 to 30 years with a rating of NAIC 1 or 2.
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
Postretirement life and health benefits
American National provides certain health and/or dental benefits to retirees. Participation in these plans is limited to current retirees and their dependents who met certain age and length of service requirements as of December 31, 1993. No new participants will be added to these plans in the future.
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
The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $6,135,000 and $5,087,000 at December 31, 2011 and 2010, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation. Since American National’s contributions to the cost of the retiree benefit plans are fixed, the health care cost trend rate will have no effect on the future expense or the accumulated postretirement benefit obligation. Under American National’s various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements.
Savings plans
In addition to the defined benefit pension plans, American National sponsors one defined contribution plan for all employees excluding those of the Farm Family companies, and an incentive savings plan for employees of the Farm Family companies. The defined contribution plan (401(k) plan) allows employees to contribute up to the maximum allowable amount as determined by the IRS. American National does not contribute to the defined contribution plan. Company contributions are made under the incentive savings plan for the Farm Family companies, with a discretionary portion based on the profits earned by the Farm Family companies. The expense associated with this plan was $1,800,000 for 2011, $1,588,000 for 2010, and $1,441,000 for 2009.
20. COMMITMENTS AND CONTINGENCIES
Commitments
American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2011, were approximately $3,880,000.
In the ordinary course of operations, American National had commitments outstanding at December 31, 2011, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating to $242,643,000, of which $217,851,000 is expected to be funded in 2012. The remaining balance of $24,792,000 will be funded in 2013 and beyond. As of December 31, 2011, all of the mortgage loan commitments have fixed interest rates.

In September 2011, American National renewed a previous $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 subfeature for the issuance of letters of credit. The renewal contained a slight modification to duration from a mid-month to quarter-end expiration. Borrowings under the facility are at the discretion of the lender and would be used only for funding American National’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2011 and December 31, 2010, the outstanding letters of credit were $31,716,000 and $37,452,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2012. American National expects it will be renewed on substantially equivalent terms upon expiration.
Guarantees
In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2011, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $210,702,000.
Litigation
During 2011, American National negotiated a settlement agreement with Plaintiff in a putative class action lawsuit, Rand v. American National Insurance Company (U.S. District Court for the Northern District of California, filed February 12, 2009). During the quarter ended March 31, 2011, American National reserved $12,000,000 for this settlement agreement. The Court reviewed the settlement agreement terms and entered an Order of Preliminary Approval and ordered notice to go to the parties. In September of 2011, the Court entered an Order Finally Approving the Settlement and entered Final Judgment on the case. American National is in the final stages of completing administration of the settlement pursuant to the terms of the settlement agreement.
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

21. RELATED PARTY TRANSACTIONS
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

				Amount due to/(from)
		Dollar Amount of Transactions		American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2011	2010	2011	2010

Gal-Tex Hotel Corporation	Mortgage loans on real estate	$993	$924	$9,957	$10,951
Gal-Tex Hotel Corporation	Net Investment Income	761	831	60	66
Greer, Herz and Adams, LLP	Other operating costs and expenses	7,377	10,785	(198)	(251)
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation (“Gal-Tex”). The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National. American National held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $9,957,000 as of December 31, 2011, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.
Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is one of American National’s advisory directors and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.
22. DISCONTINUED OPERATIONS
On December 31, 2010, American National sold its wholly-owned broker-dealer subsidiary, Securities, Management & Research, Inc. (“SM&R”), to a third-party financial services corporation. The sale qualified for discontinued operations accounting and accordingly, the results of operations for this subsidiary are presented as discontinued operations in American National’s consolidated statements of operations for all periods presented. The sale resulted in a $1 million loss before taxes for the year-ended 2010, which is presented as “Loss on sale” in the table below. SM&R had previously been a component of the Corporate and Other segment.

The following table summarizes income (loss) from discontinued operations:

	Years ended December 31,
	2010	2009

Revenues:
Net investment income	$145	$328
Realized investment gains (losses)	847	(1,842)
Other Income	9,919	12,843

Total revenues	10,911	11,329

Expenses
Other operating expenses	11,911	13,489

Total expenses	11,911	13,489

Income (loss) from discontinued operations	(1,000)	(2,160)

Loss on sale	(1,000)	—

Income (loss) from discontinued operations before income tax	(2,000)	(2,160)

Income tax expense (benefit)	(725)	(779)

Income (loss) from discontinued operations, net of tax	$(1,275)	$(1,381)

Cash flows related to discontinued operations have been combined with cash flows from continuing operations within each category of the consolidated statements of cash flows, the effect of which is immaterial to all periods presented.
23. SELECTED QUARTERLY FINANCIAL DATA
The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010

Total premiums and other revenues	$751,873	$749,718	$761,780	$745,533	$732,710	$793,039	$776,664	$784,891
Total benefits, losses and expenses	689,141	707,349	723,646	717,723	657,617	713,405	698,912	732,081
Income (loss) from continuing operations before federal income tax and equity in earnings of unconsolidated affiliates	62,732	42,369	38,134	27,810	75,093	79,634	77,752	52,810
Provision (benefit) for federal income taxes	16,898	10,016	4,831	3,307	19,054	31,257	19,993	10,628
Equity in earnings (losses) of unconsolidated affiliates, net of tax	1,861	7	(2,099)	62	3,077	(144)	(2,488)	(3,094)
Income (loss) from continuing operations	47,695	32,360	31,204	24,565	59,116	48,233	55,271	39,088
Income (loss) from discontinued operations, net of tax	—	223	—	1,778	—	(513)	—	(2,763)
Net income (loss)	47,695	32,583	31,204	26,343	59,116	47,720	55,271	36,325
Net income (loss) attributable to noncontrolling interest	(787)	(2,195)	1,146	(279)	1,547	664	(868)	755
Net income (loss) attributable to American National Insurance Company and subsidiaries	48,482	34,778	30,058	26,622	57,569	47,056	56,139	35,570

Earnings (loss) per share attributable to American National Insurance Company and subsidiaries:
Basic	1.83	1.31	1.13	1.00	2.17	1.77	2.11	1.34
Diluted	1.82	1.30	1.13	1.00	2.15	1.76	2.10	1.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)
(a)(2) Supplementary Data and Financial Statement Schedules
All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(b) Exhibits

Exhibit
Number:		Basic Documents:

3.1		Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 4, 2011).

4.1		Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.1
American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.2	*
Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.3	*	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.4	*
Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants on or after May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.5	*
Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants prior to May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.6	*
American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

Exhibit
Number:		Basic Documents:

10.7	*	American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.8	*
Amendment No. 4 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.8 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.9	*
Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants on or after March 4, 2011)(incorporated by reference to Exhibit No. 10.1 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.10	*
Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.11	*
Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants prior to March 4, 2011)(incorporated by reference to Exhibit No. 10.9 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

21		Subsidiaries (filed herewith).

23		Consent of KPMG LLP (filed herewith).

31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2		Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial statements from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Financial Position, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY
By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board & Chief Executive Officer

Date: March 5, 2012
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert L. Moody Robert L. Moody	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 5, 2012

/s/ John J. Dunn, Jr. John J. Dunn, Jr.	Executive Vice President, Corporate Chief Financial Officer (principal financial officer)	March 5, 2012

/s/ Arthur O. Dummer Arthur O. Dummer	Director	March 5, 2012

/s/ Dr. Shelby M. Elliott Dr. Shelby M. Elliott	Director	March 5, 2012

/s/ G. Richard Ferdinandtsen G. Richard Ferdinandtsen	Director	March 5, 2012

/s/ Frances Anne Moody-Dahlberg Frances Anne Moody-Dahlberg	Director	March 5, 2012

/s/ Russell S. Moody Russell S. Moody	Director	March 5, 2012

/s/ Frank P. Williamson Frank P. Williamson	Director	March 5, 2012

/s/ James D. Yarbrough James D. Yarbrough	Director	March 5, 2012

/s/ William L. Moody IV William L. Moody IV	Director	March 5, 2012

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)

	December 31, 2011
			Amount at Which
			Shown in the
			Consolidated
	Cost or	Estimated	Statement of
Type of Investment	Amortized Cost (1)	Fair Value	Financial Position

Fixed maturities:
Bonds held-to-maturity:
U.S.treasury and other U.S. government corporations and agencies	$13,704	$13,897	$13,704
States of the U.S. and political subdivisions of the states	405,526	437,792	405,526
Foreign governments	29,044	34,022	29,044
Corporate debt securities	8,011,901	8,550,744	8,011,901
Residential mortgage-backed securities	714,659	761,447	714,659
Commercial mortgage-backed securities	31,341	11,183	31,341
Collateralized debt securities	7,134	6,116	7,134
Other debt securities	38,663	42,490	38,663
Bonds available-for-sale:
U.S.treasury and other U.S. government corporations and agencies	11,930	13,086	13,086
States of the U.S. and political subdivisions of the states	579,008	618,848	618,848
Foreign governments	5,000	7,435	7,435
Corporate debt securities	3,316,083	3,505,146	3,505,146
Residential mortgage-backed securities	191,832	202,721	202,721
Collateralized debt securities	17,636	19,077	19,077
Other debt securities	14,121	15,294	15,294

Total fixed maturity securities	13,387,582	14,239,298	13,633,579

Equity securities:
Common stocks
Consumer goods	156,331	215,986	215,986
Energy and utilities	114,037	172,581	172,581
Finance	108,526	138,605	138,605
Healthcare	81,594	118,058	118,058
Industrials	56,398	90,513	90,513
Information technology	118,743	170,025	170,025
Materials	14,449	21,281	21,281
Telecommunication services	29,646	41,858	41,858
Preferred stock	30,955	37,173	37,173

Total equity securities	710,679	1,006,080	1,006,080

Other Investments
Mortgage loans on real estate, net of allowance	2,925,482	3,044,375	2,925,482
Investment real estate, net of accumulated depreciation	459,221	—	459,221
Real estate acquired in satisfaction of debt	11,001	—	11,001
Policy loans	393,195	393,195	393,195
Options	65,188	65,188	65,188
Other long-term investments	44,326	—	44,326
Short-term investments	345,330	345,330	345,330

Total other investments	4,243,743	3,848,088	4,243,743

Total investments	$18,342,004	$19,093,466	$18,883,402

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2011	2010	2009

Revenues
Premium and policy revenue	$654,854	$735,727	$812,007
Net investment income	816,205	760,630	692,993
Realized gain (loss) on investments	24,029	46,561	(9,047)
Other-than-temporary impairments	(559)	(43)	(21,113)
Other income	9,896	8,207	7,637

Total revenues	1,504,425	1,551,082	1,482,477

Expenses
Policy benefits	472,107	505,916	596,729
Other operating costs and expenses	847,467	826,333	806,874

Total expenses	1,319,574	1,332,249	1,403,603

Income (loss) from continuing operations before federal income tax, and equity in earnings (losses) of unconsolidated affiliates and subsidiaries	184,851	218,833	78,874

Provision (benefit) for federal income taxes	64,094	78,823	26,698
Equity in earnings (losses) of unconsolidated affiliates and subsidiaries, net of tax	71,491	4,016	(36,551)

Net income (loss)	$192,248	$144,026	$15,625

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	December 31,
Condensed Statements of Financial Position	2011	2010

Assets
Fixed maturity securities	$10,384,179	$9,545,996
Equity securities	32,675	43,072
Mortgage loans on real estate, net of allowance	2,910,753	2,708,023
Other invested assets	1,629,283	1,739,574
Investment in subsidiaries	1,741,502	1,704,346
Deferred policy acquisition costs	1,087,001	1,040,332
Separate account assets	747,867	780,563
Other assets	663,678	641,686

Total assets	19,196,938	18,203,592

Liabilities
Policyholder funds	2,785,372	2,860,340
Policy account balances	10,777,128	9,810,671
Separate account liabilities	747,867	780,563
Other liabilities	1,229,535	1,119,367

Total liabilities	15,539,902	14,570,941

Shareholders’ equity
Common stock	30,832	30,832
Additional paid-in capital	—	15,190
Accumulated other comprehensive income	158,470	225,212
Retained earnings	3,566,224	3,459,911
Treasury stock at cost	(98,490)	(98,494)

Total stockholders’ equity	3,657,036	3,632,651

Total liabilities and stockholders’ equity	$19,196,938	$18,203,592

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in thousands)

	Years Ended December 31,
Condensed Statements of Cash Flows	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$192,248	$144,026	$15,625
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(24,029)	(46,561)	9,047
Other-than-temporary impairments	559	43	21,113
Accretion (amortization) of discounts, premiums and loan origination fees	(2,088)	5,159	3,266
Net capitalized interest on policy loans and mortgage loans	(25,054)	(26,533)	(24,331)
Depreciation	22,280	21,511	23,679
Interest credited to policyholders’ account balances	375,411	364,107	341,184
Charges to policyholders’ account balances	(179,196)	(175,846)	(170,071)
Deferred federal income tax (benefit) expense	19,682	15,006	(17,579)
Deferral of policy acquisition costs	(273,852)	(262,291)	(259,565)
Amortization of deferred policy acquisition costs	222,340	211,423	202,354
Equity in (earnings) losses of unconsolidated affiliates	(8,787)	(6,027)	(3,175)
Net (income) loss of subsidiaries	(62,704)	2,011	34,726
Dividends from subsidiaries	—	—	5,000
Changes in:
Policyholder liabilities	140,371	74,647	38,149
Reinsurance recoverables	(5,415)	20,260	92,058
Premiums due and other receivables	(4,166)	(1,725)	15,443
Accrued investment income	(13,469)	(8,040)	(11,365)
Current tax receivable/payable	8,407	2,077	42,013
Liability for retirement benefits	(15,343)	1,577	10,310
Prepaid reinsurance premiums	5,120	8,086	9,572
Other, net	(7,371)	18,378	(544)

Net cash provided by (used in) operating activities	364,944	361,288	376,909

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds — held-to-maturity	601,713	415,835	367,219
Bonds — available for sale	287,774	624,231	229,539
Equity securities	—	32,390	28,883
Investment real estate	10,125	29,732	4,837
Mortgage loans	489,826	154,514	114,207
Policy loans	44,180	39,774	43,386
Other invested assets	39,019	19,407	140,667
Disposals of property and equipment	1,406	454	1,553
Distributions from unconsolidated affiliates	12,521	8,495	10,698
Changes in intercompany loans	—	(5,212)	—
Return of capital from sale of subsidiary	—	13,482	—
Payment for the purchase/origination of:
Bonds — held-to-maturity	(1,283,195)	(1,452,949)	(1,135,383)
Bonds — available for sale	(408,027)	(429,143)	(144,244)
Equity securities	—	(963)	(1,042)
Investment real estate	(18,097)	(13,628)	(12,971)
Mortgage loans	(674,752)	(526,672)	(548,748)
Policy loans	(36,255)	(33,466)	(30,881)
Other invested assets	(39,971)	(42,254)	(30,746)
Additions to property and equipment	(15,834)	(5,374)	(7,356)
Contributions to unconsolidated affiliates	(3,928)	(6,254)	(4,905)
Change in short-term investments	116,343	192,084	(299,941)
Change in investment in subsidiaries	(3,042)	(10,010)	(53,039)
Other, net	2,247	24,908	4,722

Net cash provided by (used in) investing activities	(877,947)	(970,619)	(1,323,545)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,902,874	1,641,541	2,201,309
Policyholders’ account withdrawals	(1,303,244)	(957,096)	(1,125,610)
Dividends to stockholders	(82,609)	(82,607)	(82,490)

Net cash provided by (used in) financing activities	517,021	601,838	993,209

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,018	(7,493)	46,573
Beginning of the year	31,101	38,594	(7,979)

End of year	$35,119	$31,101	$38,594

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		Future Policy				Benefits,	Amortization
	Deferred	Benefits, Policy and				Claims, Losses	of Deferred
	Policy	Contract Claims			Net	and	Policy	Other
	Acquisition	and Participating	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Policyholder Share	Premiums	Revenue	Income (1)	Expenses	Costs	Expenses (2)	Written

2011
Corportate & Other	$—	$—	$—	$—	$66,699	$—	$—	$45,021	$—
Life	667,708	4,405,998	38,852	277,724	238,275	344,328	75,876	173,619	—
Annuities	469,416	10,878,074	4	94,753	577,707	135,735	88,457	72,325	—
Health	55,823	367,531	55,811	231,793	13,413	159,289	21,037	47,169	—
Property & Casualty	162,006	911,073	702,731	1,144,342	72,071	873,208	256,103	124,336	1,137,445

Total	$1,354,953	$16,562,676	$797,398	$1,748,612	$968,165	$1,512,560	$441,473	$462,470	$1,137,445

2010
Corportate & Other	$—	$—	$—	$—	$53,317	$—	$—	$38,695	$—
Life	661,377	4,230,500	45,875	282,160	234,905	294,177	78,826	178,619	—
Annuities	446,996	10,130,588	—	174,193	535,581	205,948	72,521	71,298	—
Health	64,967	248,867	65,631	263,294	15,492	184,554	22,973	49,634	—
Property & Casualty	145,086	927,026	712,793	1,158,261	72,620	923,736	267,185	124,410	1,154,415

Total	$1,318,426	$15,536,981	$824,299	$1,877,908	$911,915	$1,608,415	$441,505	$462,656	$1,154,415

2009
Corportate & Other	$—	$—	$—	$—	$47,148	$—	$—	$41,220	$—
Life	672,063	4,080,827	100,204	284,530	233,505	297,719	78,697	185,048	—
Annuities	442,428	9,050,838	4	220,284	471,192	249,709	64,756	63,497	—
Health	69,853	419,467	78,525	309,701	16,564	239,407	21,746	62,134	—
Property & Casualty	146,637	897,871	682,931	1,159,509	71,368	923,064	248,607	124,266	1,152,840

Total	$1,330,981	$14,449,003	$861,664	$1,974,024	$839,777	$1,709,899	$413,806	$476,165	$1,152,840

(1)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital & surplus.

(2)	Identifiable expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium ratio within the respective lines.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE
(in thousands)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net

Year Ended December 31, 2011
Life insurance in-force	$69,912,598	$31,659,740	$244,028	$38,496,886	0.6%

Premiums earned:
Life and Annuity	$461,711	$92,208	$2,974	$372,477	0.8
Accident and health	250,788	161,983	142,988	231,793	61.7
Property and casualty	1,266,411	126,237	4,168	1,144,342	0.4

Total premiums	$1,978,910	$380,428	$150,130	$1,748,612	8.6

Year Ended December 31, 2010
Life insurance in-force	$69,288,973	$31,616,049	$479,528	$38,152,452	1.3

Premiums earned:
Life and Annuity	$541,096	$90,459	$5,716	$456,353	1.3
Accident and health	279,093	120,563	104,764	263,294	39.8
Property and casualty	1,275,722	121,836	4,375	1,158,261	0.4

Total premiums	$2,095,911	$332,858	$114,855	$1,877,908	6.1

Year Ended December 31, 2009
Life insurance in-force	$68,584,383	$31,347,876	$863,867	$38,100,374	2.3

Premiums earned:
Life and Annuity	$576,898	$81,122	$9,038	$504,814	1.8
Accident and health	291,420	158,400	176,681	309,701	57.0
Property and casualty	1,252,743	99,678	6,444	1,159,509	0.6

Total premiums	$2,121,061	$339,200	$192,163	$1,974,024	9.7

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Balance at	Deductions			Balance at
	Beginning of	Charged to		Change in	End of
	Period	Expense	Written off	Estimate (1)	Period

2011
Investment valuation allowances:
Mortgage loans on real estate	$13,788	$	$(1,900)	$(567)	$11,321

Total	$13,788	$—	$(1,900)	$(567)	$11,321

2010
Investment valuation allowances:
Mortgage loans on real estate	$23,290	$(394)	$(1,676)	$(7,432)	$13,788

Total	$23,290	$(394)	$(1,676)	$(7,432)	$13,788

2009
Investment valuation allowances:
Mortgage loans on real estate	$19,496	$3,794	$—	$—	$23,290

Total	$19,496	$3,794	$—	$—	$23,290

(1)	Decrease in the required valuation allowance for mortgage loans as a result of changes to the estimate in calculating the mortgage loan allowance based on enhanced methodology.
See accompanying Report of Independent Registered Public Accounting Firm.