Form 10-Q
period 2012-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2012-05-04
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 30, 2012, there were 26,836,591 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	March 31,	December 31,
	2012	2011
		(As Adjusted)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $9,985,192 and $9,857,691)	$9,317,000	$9,251,972
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,215,877 and $4,135,610)	4,497,509	4,381,607
Equity securities, at fair value (Cost $694,656 and $710,679)	1,095,736	1,006,080
Mortgage loans on real estate, net of allowance	2,973,035	2,925,482
Policy loans	392,633	393,195
Investment real estate, net of accumulated depreciation of $210,459 and $202,180	480,516	470,222
Short-term investments	228,213	345,330
Other invested assets	126,472	109,514

Total investments	19,111,114	18,883,402

Cash and cash equivalents	100,867	102,114
Investments in unconsolidated affiliates	244,394	241,625
Accrued investment income	217,062	213,984
Reinsurance recoverables	380,197	405,033
Prepaid reinsurance premiums	67,348	68,785
Premiums due and other receivables	288,938	280,031
Deferred policy acquisition costs	1,301,550	1,320,693
Property and equipment, net	80,021	77,909
Current tax receivable	4,767	17,150
Other assets	134,811	131,403
Separate account assets	798,171	747,867

Total assets	$22,729,240	$22,489,996

LIABILITIES
Future policy benefits:
Life	$2,614,387	$2,599,224
Annuity	766,118	748,675
Accident and health	73,333	74,829
Policyholders’ account balances	11,555,101	11,506,504
Policy and contract claims	1,318,866	1,340,651
Unearned premium reserve	809,660	797,398
Other policyholder funds	281,861	288,910
Liability for retirement benefits	253,869	257,602
Current portion of long-term notes payable	45,371	46,387
Long-term notes payable	12,500	12,507
Deferred tax liabilities, net	76,199	21,851
Other liabilities	368,708	397,353
Separate account liabilities	798,171	747,867

Total liabilities	18,974,144	18,839,758

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000 Issued 30,832,449 and 30,832,449, Outstanding 26,836,591 and 26,821,284 shares	30,832	30,832
Additional paid-in capital	1,426	—
Accumulated other comprehensive income	238,754	159,403
Retained earnings	3,570,095	3,545,546
Treasury stock, at cost	(98,287)	(98,490)

Total American National stockholders’ equity	3,742,820	3,637,291
Noncontrolling interest	12,276	12,947

Total stockholders’ equity	3,755,096	3,650,238

Total liabilities and stockholders’ equity	$22,729,240	$22,489,996

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for per share data)

	Three months ended March 31,
	2012	2011
		(As Adjusted)
PREMIUMS AND OTHER REVENUE
Premiums
Life	$66,451	$66,386
Annuity	28,412	19,490
Accident and health	57,054	58,644
Property and casualty	273,169	291,314
Other policy revenues	48,047	49,131
Net investment income	255,696	239,072
Realized investments gains (losses)	9,808	22,031
Other-than-temporary impairments	(2,837)	—
Other income	6,875	5,805

Total premiums and other revenues	742,675	751,873

BENEFITS, LOSSES AND EXPENSES
Policyholder Benefits
Life	83,823	76,687
Annuity	39,245	29,973
Claims incurred
Accident and health	44,675	41,607
Property and casualty	187,552	215,511
Interest credited to policyholders’ account balances	124,864	106,391
Commissions for acquiring and servicing policies	95,514	109,635
Other operating expenses	101,993	122,261
Change in deferred policy acquisition costs	1,638	(11,457)

Total benefits, losses and expenses	679,304	690,608

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	63,371	61,265

Less: Provision (benefit) for federal income taxes
Current	7,287	14,318
Deferred	9,696	2,067

Total provision (benefit) for federal income taxes	16,983	16,385

Equity in earnings (losses) of unconsolidated affiliates, net of tax	(1,881)	1,861

Net income (loss)	44,507	46,741
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(709)	(787)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$45,216	$47,528

Amounts available to American National Insurance Company common stockholders
Earnings per share:
Basic	$1.70	$1.79
Diluted	1.69	1.78

Weighted average common shares outstanding	26,565,164	26,559,643
Weighted average common shares outstanding and dilutive potential common shares	26,758,955	26,690,498

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended March 31,
	2012	2011
		(As Adjusted)
Net income (loss) attributable to American National Insurance Company and Subsidiaries	$45,216	$47,528

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	76,531	25,877
Foreign currency transaction and translation adjustments	152	159
Defined benefit plan adjustment	2,668	(65)

Total other comprehensive income (loss)	79,351	25,971

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$124,567	$73,499

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Three months ended March 31,
	2012	2011
		(As Adjusted)
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	—	15,190
Issuance of treasury shares as restricted stock	(203)	—
Income tax effect from restricted stock arrangement	(534)	—
Amortization of restricted stock	2,163	953

Balance at end of period	1,426	16,143

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	159,403	225,212
Other comprehensive income (loss)	79,351	25,971
Cumulative effect of accounting change - deferred policy acquisition costs	—	604

Balance at end of the period	238,754	251,787

Retained Earnings
Balance as of January 1,	3,545,546	3,459,911
Net income (loss) attributable to American National Insurance Company and Subsidiaries	45,216	47,528
Cash dividends to common stockholders ($0.77 per share)	(20,667)	(20,652)
Cumulative effect of accounting change - deferred policy acquisition costs	—	(19,195)

Balance at end of the period	3,570,095	3,467,592

Treasury Stock
Balance as of January 1,	(98,490)	(98,494)
Issuance of treasury shares as restricted stock	203	—

Balance at end of the period	(98,287)	(98,494)

Noncontrolling Interest
Balance as of January 1,	12,947	4,042
Contributions	45	17
Distributions	(7)	(2)
Gain (loss) attributable to noncontrolling interest	(709)	(787)

Balance at end of the period	12,276	3,270

Total Stockholders’ Equity
Balance at end of the period	$3,755,096	$3,671,130

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2012	2011
		(As Adjusted)
OPERATING ACTIVITIES
Net income (loss)	$44,507	$46,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(9,808)	(22,031)
Other-than-temporary impairments	2,837	—
Accretion (amortization) of discounts, premiums and loan origination fees	1,890	2,839
Net capitalized interest on policy loans and mortgage loans	(7,358)	(6,806)
Depreciation	8,854	10,211
Interest credited to policyholders’ account balances	124,864	106,391
Charges to policyholders’ account balances	(48,047)	(49,131)
Deferred federal income tax (benefit) expense	9,696	2,067
Deferral of policy acquisition costs	(98,346)	(117,130)
Amortization of deferred policy acquisition costs	99,984	105,673
Equity in (earnings) losses of unconsolidated affiliates	1,881	(1,861)
Changes in:
Policyholder liabilities	8,686	61,752
Reinsurance recoverables	24,836	(14,959)
Premiums due and other receivables	(8,907)	(33,701)
Accrued investment income	(3,078)	(2,038)
Current tax receivable/payable	12,383	15,622
Liability for retirement benefits	372	(359)
Prepaid reinsurance premiums	1,437	(1,489)
Other, net	(52,670)	49,729

Net cash provided by (used in) operating activities	114,013	151,520

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds - held-to-maturity	402,772	263,749
Bonds - available-for-sale	114,739	164,472
Equity securities	20,548	36,441
Investment real estate	—	5,412
Mortgage loans	43,174	27,138
Policy loans	16,788	11,935
Other invested assets	10,817	10,955
Disposals of property and equipment	—	260
Distributions from unconsolidated affiliates	6,415	3,758
Payment for the purchase/origination of:
Bonds - held-to-maturity	(469,511)	(614,848)
Bonds - available for sale	(185,775)	(185,554)
Equity securities	—	(22,785)
Investment real estate	(7,188)	(3,350)
Mortgage loans	(96,355)	(158,257)
Policy loans	(10,336)	(9,308)
Other invested assets	(10,524)	(9,605)
Additions to property and equipment	(5,876)	(4,707)
Contributions to unconsolidated affiliates	(12,334)	(14,881)
Change in short-term investments	117,117	25,137
Other, net	137	(3,893)

Net cash provided by (used in) investing activities	(65,392)	(477,931)

FINANCING ACTIVITIES
Policyholders’ account deposits	290,831	657,755
Policyholders’ account withdrawals	(319,047)	(302,200)
Change in notes payable	(1,023)	458
Dividends to stockholders	(20,667)	(20,652)
Proceeds from (payments to) noncontrolling interest	38	15

Net cash provided by (used in) financing activities	(49,868)	335,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,247)	8,965
Beginning of the year	102,114	101,449

End of year	$100,867	$110,414

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

American National Insurance Company and its consolidated subsidiaries (collectively “American National”) operate in the insurance industry. Operating on a multiple product line basis, American National offers a broad line of insurance coverages, including individual and group life insurance, health insurance, annuities, and property and casualty insurance. In addition, through non-insurance subsidiaries, American National invests in stocks and real estate. The majority of revenues are generated by the insurance business. Business is conducted in all states and the District of Columbia, as well as Puerto Rico, Guam and American Samoa. Various distribution systems are utilized, including multiple-line exclusive agents, independent agents, third-party marketing organizations, career agents, and direct sales to the public.

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

The interim consolidated financial statements and notes herein are unaudited. These interim consolidated financial statements reflect all adjustments, which are in the opinion of management, considered necessary for the fair presentation of the consolidated statements of financial position, operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods.

These interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Effective January 1, 2012, American National adopted a new accounting standard that modified the accounting for deferred policy acquisition costs (“DAC”) associated with acquiring new and renewal insurance and annuity contracts. Previously, acquisition costs were deferred if the costs varied with and were related primarily to the acquisition of new and renewal insurance and annuity contracts. In accordance with the new standard, DAC is limited to those costs that are related directly to the successful acquisition of insurance and annuity contracts, costs that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. In addition, advertising costs are included in DAC only if the capitalization criteria for direct-response advertising are met. Refer to Note 3 for discussion of the effects of this accounting change.

As of March 31, 2012, all other American National significant accounting policies and practices remain materially unchanged from those disclosed in Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements included in American National’s 2011 Annual Report on Form 10-K.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new standard redefines the term “acquisition cost” and added the term “incremental direct cost of contract acquisition” to the master glossary. These changes limit the deferrable cost to those costs that are related directly to the successful acquisition of insurance contracts and those that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. The new guidance also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising are met. ASU 2010-26 is effective for interim and annual periods, commencing after December 15, 2011. American National adopted this standard effective January 1, 2012, and applied the retrospective method of adoption to all prior periods presented in the consolidated financial statements. Accordingly, upon adoption, DAC asset was reduced by approximately $34,260,000 as a result of acquisition costs previously deferred that are no longer eligible for deferral under the new guidance. The after-tax cumulative effect adjustment to the opening balance of stockholders’ equity was approximately $19,745,000.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new guidance requires an entity to disclose both gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and the new disclosure requirements should be applied retrospectively for all periods presented. American National’s adoption of this guidance on January 1, 2013 is not expected to have a material effect on its consolidated financial statements.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and estimated fair value of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

	Three months ended March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$10,571	$152	$—	$10,723
States of the U.S. and political subdivisions of the states	395,333	31,186	(52)	426,467
Foreign governments	29,051	4,990	—	34,041
Corporate debt securities	8,124,510	610,622	(10,489)	8,724,643
Residential mortgage-backed securities	680,469	50,460	(2,810)	728,119
Commercial mortgage-backed securities	31,341	—	(18,688)	12,653
Collateralized debt securities	5,391	232	(949)	4,674
Other debt securities	40,334	3,599	(61)	43,872

Total bonds held-to-maturity	9,317,000	701,241	(33,049)	9,985,192

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	14,503	1,024	(6)	15,521
States of the U.S. and political subdivisions of the states	566,103	39,585	(163)	605,525
Foreign governments	5,000	2,197	—	7,197
Corporate debt securities	3,424,497	244,348	(19,250)	3,649,595
Residential mortgage-backed securities	175,144	12,104	(785)	186,463
Collateralized debt securities	16,527	1,535	(144)	17,918
Other debt securities	14,103	1,187	—	15,290

Total bonds available-for-sale	4,215,877	301,980	(20,348)	4,497,509

Total fixed maturity securities	13,532,877	1,003,221	(53,397)	14,482,701

Equity securities
Common stock	663,701	397,400	(4,352)	1,056,749
Preferred stock	30,955	8,050	(18)	38,987

Total equity securities	694,656	405,450	(4,370)	1,095,736

Total investments in securities	$14,227,533	$1,408,671	$(57,767)	$15,578,437

	Year ended December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,704	$193	$—	$13,897
States of the U.S. and political subdivisions of the states	405,526	32,272	(6)	437,792
Foreign governments	29,044	4,978	—	34,022
Corporate debt securities	8,011,901	564,159	(25,316)	8,550,744
Residential mortgage-backed securities	714,659	50,774	(3,986)	761,447
Commercial mortgage-backed securities	31,341	—	(20,158)	11,183
Collateralized debt securities	7,134	—	(1,018)	6,116
Other debt securities	38,663	3,827	—	42,490

Total bonds held-to-maturity	9,251,972	656,203	(50,484)	9,857,691

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	11,930	1,156	—	13,086
States of the U.S. and political subdivisions of the states	579,008	39,930	(90)	618,848
Foreign governments	5,000	2,435	—	7,435
Corporate debt securities	3,316,083	221,079	(32,016)	3,505,146
Residential mortgage-backed securities	191,832	11,898	(1,009)	202,721
Collateralized debt securities	17,636	1,611	(170)	19,077
Other debt securities	14,121	1,173	—	15,294

Total bonds available-for-sale	4,135,610	279,282	(33,285)	4,381,607

Total fixed maturity securities	13,387,582	935,485	(83,769)	14,239,298

Equity securities
Common stock	679,724	305,269	(16,086)	968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total equity securities	710,679	312,957	(17,556)	1,006,080

Total investments in securities	$14,098,261	$1,248,442	$(101,325)	$15,245,378

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity. The amortized cost and estimated fair value, by contractual maturity of fixed maturity securities, are shown below (in thousands):

	March 31, 2012
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$832,194	$852,402	$288,005	$291,703
Due after one year through five years	3,166,320	3,415,096	1,766,202	1,890,158
Due after five years through ten years	4,355,998	4,690,074	1,678,987	1,791,626
Due after ten years	956,637	1,023,108	477,683	519,718
Without single maturity date	5,851	4,512	5,000	4,304

Total	$9,317,000	$9,985,192	$4,215,877	$4,497,509

Available-for-sale securities are sold throughout the year for various reasons. All gains and losses were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2012	2011
Proceeds from sales of available-for-sale securities	$32,673	$53,612
Gross realized gains	11,080	14,169
Gross realized losses	(159)	(809)

There were no securities transferred from held-to-maturity to available-for-sale during the three months ended March 31, 2012 and 2011.

Net unrealized gains (losses) on securities

Net unrealized gains (losses) on available-for-sale securities, presented in the stockholders’ equity section of the consolidated statements of financial position, are net of deferred tax expense of $199,587,000 and $179,041,000 as of March 31, 2012 and 2011, respectively.

The components of the net unrealized gains (losses) on securities during the periods indicated are shown below (in thousands):

	Three months ended March 31,
	2012	2011
Bonds available-for-sale	$35,635	$11,948
Equity securities	105,679	36,569

Net unrealized gains (losses) on securities during the year	141,314	48,517
Adjustments for:
Deferred policy acquisition costs	(17,505)	(5,892)
Participating policyholders’ interest	(5,852)	(2,855)
Deferred federal income tax benefit (expense)	(41,426)	(13,893)

Net unrealized gains (losses) on securities, net of tax	$76,531	$25,877

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	Three months ended March 31, 2012
	Less than 12 months		12 Months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Fixed maturity securities, bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$47	$1,888	$5	$264	$52	$2,152
Corporate debt securities	6,179	451,089	4,310	24,865	10,489	475,954
Residential mortgage-backed securities	33	3,331	2,777	31,493	2,810	34,824
Commercial mortgage-backed securities	—	—	18,688	12,652	18,688	12,652
Collateralized debt securities	—	—	949	1,931	949	1,931
Other Debt Securities	61	1,929	—	—	61	1,929

Total bonds held-to-maturity	6,320	458,237	26,729	71,205	33,049	529,442

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	6	10,755	—	—	6	10,755
States of the U.S. and political subdivisions of the states	127	3,652	36	2,014	163	5,666
Corporate debt securities	5,121	286,836	14,129	69,684	19,250	356,520
Residential mortgage-backed securities	162	23,648	623	9,358	785	33,006
Collateralized debt securities	5	315	139	2,179	144	2,494

Total bonds available-for-sale	5,421	325,206	14,927	83,235	20,348	408,441

Total fixed maturity securities	11,741	783,443	41,656	154,440	53,397	937,883

Equity securities
Common stock	4,352	46,229	—	—	4,352	46,229
Preferred stock	18	5,863	—	—	18	5,863

Total equity securities	4,370	52,092	—	—	4,370	52,092

Total investments in securities	$16,111	$835,535	$41,656	$154,440	$57,767	$989,975

	Year ended December 31, 2011
	Less than 12 months		12 Months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Fixed maturity securities, bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$—	$—	$6	$264	$6	$264
Corporate debt securities	20,204	680,202	5,112	39,280	25,316	719,482
Residential mortgage-backed securities	227	19,398	3,759	32,653	3,986	52,051
Commercial mortgage-backed securities	—	—	20,158	11,183	20,158	11,183
Collateralized debt securities	8	1,605	1,010	4,511	1,018	6,116

Total bonds held-to-maturity	20,439	701,205	30,045	87,891	50,484	789,096

Fixed maturity securities, bonds available-for-sale
States of the U.S. and political subdivisions of the states	10	762	80	1,971	90	2,733
Corporate debt securities	12,142	396,761	19,874	85,623	32,016	482,384
Residential mortgage-backed securities	202	25,943	807	9,047	1,009	34,990
Collateralized debt securities	6	704	164	2,770	170	3,474

Total bonds available-for-sale	12,360	424,170	20,925	99,411	33,285	523,581

Total fixed maturity securities	32,799	1,125,375	50,970	187,302	83,769	1,312,677

Equity securities
Common stock	16,086	98,731	—	—	16,086	98,731
Preferred stock	1,470	6,481	—	—	1,470	6,481

Total equity securities	17,556	105,212	—	—	17,556	105,212

Total investments in securities	$50,355	$1,230,587	$50,970	$187,302	$101,325	$1,417,889

For all investment securities with an unrealized loss, including those in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an other-than-temporary impairment (“OTTI”) loss should be recorded.

Credit Risk Management

Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	March 31, 2012	December 31, 2011
AAA	7.7%	8.1%
AA	10.2	10.5
A	38.3	38.3
BBB	39.6	38.6
BB and below	4.2	4.5

Total	100.0%	100.0%

American National’s equity securities by market sector distribution are shown below:

	March 31, 2012	December 31, 2011
Consumer goods	21.4%	21.5%
Information technology	18.4	16.9
Financials	17.9	17.2
Energy and utilities	16.1	17.3
Healthcare	11.6	11.7
Industrials	9.1	9.0
Communications	3.3	4.2
Materials	2.1	2.1
Other	0.1	0.1

Total	100.0%	100.0%

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

	March 31, 2012	December 31, 2011
Office buildings	30.9%	30.2%
Industrial	24.6	24.6
Shopping centers	18.6	19.1
Hotels and motels	13.5	13.4
Other	12.4	12.7

Total	100.0%	100.0%

Mortgage loans by geographic distribution are as follows:

	March 31, 2012	December 31, 2011
West South Central	23.0%	23.1%
South Atlantic	22.3	22.9
East North Central	18.5	18.8
Pacific	12.0	11.4
Mountain	7.2	6.7
East South Central	6.0	5.7
Middle Atlantic	5.1	5.4
West North Central	2.8	2.9
New England	2.5	2.5
Other	0.6	0.6

Total	100.0%	100.0%

Credit Losses

The amounts of commercial mortgage loans placed on nonaccrual status are shown in the table below (in thousands):

	March 31, 2012	December 31, 2011
Commercial mortgages
Office	$493	$8,436
Retail	21,200	23,997

Total	$21,693	$32,433

The age analysis of past due commercial mortgage loans is shown in the table below (in thousands):

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
Commerical mortgages
Office	$6,803	$—	$493	$7,296	$917,295	$924,591
Industrial	—	—	—	—	731,992	731,992
Retail	3,372	—	21,200	24,572	531,471	556,043
Other	—	—	—	—	770,542	770,542

Total	$10,175	$—	$21,693	$31,868	$2,951,300	2,983,168

Allowance for loan losses						10,133

Mortgage loans on real estate, net of allowance						$2,973,035

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
Commerical mortgages
Office	$—	$—	$8,436	$8,436	$879,923	$888,359
Industrial	—	—	—	—	721,704	721,704
Retail	13,140	—	10,857	23,997	537,665	561,662
Other	—	—	—	—	765,078	765,078

Total	$13,140	$—	$19,293	$32,433	$2,904,370	2,936,803

Allowance for loan losses						11,321

Mortgage loans on real estate, net of allowance						$2,925,482

The amounts shown above are net of unamortized discounts of $9,445,000 and $10,189,000 and unamortized origination fees of $12,510,000 and $12,683,000 at March 31, 2012 and December 31, 2011, respectively. No other unearned income is included in these amounts.

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

The allowance for credit losses and unpaid principal balance in commercial mortgage loans are shown in the table below (in thousands):

	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Allowance for credit losses
December 31, 2011	$10,828	493	$11,321
Write down	—	—	—
Change in allowance	(1,188)	—	(1,188)

March 31, 2012	$9,640	$493	$10,133

Unpaid principal balance
March 31, 2012	$2,892,744	$112,379	$3,005,123

December 31, 2011	$2,725,930	$233,745	$2,959,675

The detail of loans individually evaluated for impairment with and without an allowance recorded by collateral property-type is shown in the tables below (in thousands):

	Three months ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Retail	$—	$493	$493	$—	$—

Without an allowance recorded
Office	$6,769	$6,769	$—	$6,769	$105
Industrial	1,779	1,779	—	1,792	29
Retail	29,297	29,297	—	30,468	639
Other	74,041	74,041	—	74,090	1,217

Total without an allowance recorded	$111,886	$111,886	$—	$113,119	$1,990

	Year ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Retail	$—	$493	$493	$—	$—

Without an allowance recorded
Office	$48,833	$48,833	$—	$49,088	$3,506
Industrial	57,261	57,261	—	57,514	3,628
Retail	15,477	15,477	—	15,535	1,514
Other	111,681	111,681	—	111,407	7,546

Total without an allowance recorded	$233,252	$233,252	$—	$233,544	$16,194

Credit Quality Indicators

The credit quality of the mortgage loan portfolio is assessed monthly to determine the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met. Office loans classified as non-performing amounted to $493,000 and $8,436,000 at March 31, 2012 and December 31, 2011, respectively. Retail loans classified as non-performing amounted to $21,200,000 and $23,997,000 as of March 31, 2012 and December 31, 2011, respectively. All other loans were classified as performing.

During the three months ended March 31, 2012 American National sold no loans. During the year ended December 31, 2011, American National sold one industrial loan with a recorded investment of $27,532,000 and realized a gain of $4,968,000.

Troubled Debt Restructurings

American National has a high quality, well performing, mortgage loan portfolio. For a very small portion of the portfolio, classified as troubled debt restructurings, American National has granted concessions related to the borrowers’ ability to pay the loan. The types of concessions granted are generally a delay in payment of principal and/or interest, and could involve a reduction of the contractual interest rate and/or an extension of the maturity date. American National considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

At March 31, 2012 and December 31, 2011, three loans which were part of the mortgage loan portfolio have been modified in troubled debt restructurings. The pre-modification outstanding recorded investment was $45,366,000 and the post-modification outstanding recorded investment was $45,366,000. American National does not have any commitments to lend additional funds to debtors, whose loans have been modified in troubled debt restructurings, and there have been no defaults on modified loans during the preceding twelve months.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type distribution is as follows:

	March 31, 2012	December 31, 2011
Shopping centers	41.0%	41.1%
Office buildings	23.3	22.0
Industrial	15.8	16.3
Hotels and motels	2.0	2.1
Other	17.9	18.5

Total	100.0%	100.0%

Investment real estate by geographic distribution is as follows:

	March 31, 2012	December 31, 2011
West South Central	64.8%	66.1%
South Atlantic	11.8	11.6
East North Central	6.8	5.2
Mountain	6.7	6.9
East South Central	5.0	5.2
Pacific	2.3	2.3
West North Central	2.6	2.7

Total	100.0%	100.0%

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

The total assets and liabilities relating to VIEs in which American National is the primary beneficiary and which are consolidated in its financial statements for the periods indicated are as follows (in thousands):

	March 31, 2012	December 31, 2011
Investment real estate	$109,411	$154,878
Short-term investments	1,398	3,364
Cash and cash equivalents	2,014	5,777
Accrued investment income	1,556	2,299
Other receivables	570	11,816
Other assets	2,781	3,870

Total assets of consolidated VIEs	$117,730	$182,004

Notes payable	$57,871	$58,894
Other liabilities	2,180	5,354

Total liabilities of consolidated VIEs	$60,051	$64,248

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

	March 31, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$80,063	$80,063	$85,509	$85,509

Financial or other support was not provided to investees designated as VIEs in the form of liquidity arrangements, guarantees, or other commitments by third parties that may affect the fair value or risk of American National’s variable interest in the investees designated as VIEs as of March 31, 2012 and December 31, 2011.

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

Derivatives Not Designated as Hedging Instruments	Location of Asset (Liability) Reported in the Consolidated Statements of Financial Position	March 31, 2012			December 31, 2011
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	342	$812,400	$84,706	332	$791,900	$65,188
Equity-indexed annuity embedded derivative	Future policy benefits - Annuity	17,373	667,000	(78,654)	16,727	661,300	(63,275)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended March 31,
		2012	2011
Equity-indexed options	Net investment income	$19,647	$7,117
Equity-indexed annuity embedded derivative	Interest credited to policyholders’ account balances	(18,485)	(6,604)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income, before federal income taxes, is shown below (in thousands):

	Three months ended March 31,
	2012	2011
Bonds	$173,863	$170,020
Equity securities	6,360	5,916
Mortgage loans	50,790	47,731
Real estate	17,217	22,725
Options	19,647	7,117
Other invested assets	9,065	10,272

	276,942	263,781
Investment expenses	(21,246)	(24,709)

Total	$255,696	$239,072

Realized investments gains (losses), before federal income taxes, are shown below (in thousands):

	Three months ended March 31,
	2012	2011
Bonds	$3,810	$10,323
Equity securities	7,355	12,536
Mortgage loans	(1,089)	(1,450)
Real estate	(252)	622
Other invested assets	(16)	—

Total	$9,808	$22,031

The OTTI, which are not included in the realized investments gains (losses) above, are shown below (in thousands):

	Three months ended March 31,
	2012	2011
Equity securities	$(2,837)	$—

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$10,571	$10,723	$13,704	$13,897
States of the U.S. and political subdivisions of the states	395,333	426,467	405,526	437,792
Foreign governments	29,051	34,041	29,044	34,022
Corporate debt securities	8,124,510	8,724,643	8,011,901	8,550,744
Residential mortgage-backed securities	680,469	728,119	714,659	761,447
Commercial mortgage-backed securities	31,341	12,653	31,341	11,183
Collateralized debt securities	5,391	4,674	7,134	6,116
Other debt securities	40,334	43,872	38,663	42,490

Total bonds held-to-maturity	9,317,000	9,985,192	9,251,972	9,857,691

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	15,521	15,521	13,086	13,086
States of the U.S. and political subdivisions of the states	605,525	605,525	618,848	618,848
Foreign governments	7,197	7,197	7,435	7,435
Corporate debt securities	3,649,595	3,649,595	3,505,146	3,505,146
Residential mortgage-backed securities	186,463	186,463	202,721	202,721
Collateralized debt securities	17,918	17,918	19,077	19,077
Other debt securities	15,290	15,290	15,294	15,294

Total bonds available-for-sale	4,497,509	4,497,509	4,381,607	4,381,607

Total fixed maturity securities	13,814,509	14,482,701	13,633,579	14,239,298

Equity securities
Common stock	1,056,749	1,056,749	968,907	968,907
Preferred stock	38,987	38,987	37,173	37,173

Total equity securities	1,095,736	1,095,736	1,006,080	1,006,080

Options	84,706	84,706	65,188	65,188
Mortgage loans on real estate, net of allowance	2,973,035	3,222,248	2,925,482	3,178,205
Policy loans	392,633	392,633	393,195	393,195
Short-term investments	228,213	228,213	345,330	345,330
Separate account assets	798,171	798,171	747,867	747,867

Total financial assets	$19,387,003	$20,304,408	$19,116,721	$19,975,163

Financial liabilities
Investment contracts	$9,984,491	$9,984,491	$9,993,804	$9,993,804
Embedded derivative liability for equity-indexed annuities	78,654	78,654	63,275	63,275
Notes payable	57,871	57,871	58,894	58,894
Separate account liabilities	798,171	798,171	747,867	747,867

Total financial liabilities	$10,919,187	$10,919,187	$10,863,840	$10,863,840

Summary

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

Fixed Maturity Securities and Equity Options

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

Additionally, American National holds a small amount of fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturity securities, a quote from an independent broker (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate that the price is indicative only, American National includes these fair value estimates in Level 3. The pricing of certain private placement debt also includes significant non-observable inputs, the internally determined credit rating of the security, and an externally provided credit spread, and these securities are classified as Level 3 measurements.

For securities priced using a quote from an independent broker, such as the equity options and certain fixed maturity securities, American National uses a market-based fair value analysis to validate the reasonableness of prices received from an independent broker. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is generally performed on a weekly basis, but no less frequently than on a monthly basis.

Equity Securities

For publicly-traded equity securities, American National receives prices from a nationally recognized pricing service that are based on observable market transactions and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, American National receives an estimate of fair value from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for fixed maturity securities. These estimates for equity securities are disclosed as Level 2 measurements.

Mortgage Loans

The fair value of mortgage loans is estimated using discounted cash flow analyses. Fair value is calculated on a loan by loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit rating, region, property type, lien number, payment type and current status.

Embedded Derivative

The embedded derivative liability for equity-indexed annuities is measured at fair value. The embedded derivative liability is recalculated each reporting period using equity option pricing models. To validate the assumptions used to price the embedded derivative, American National measures and compares embedded derivative returns against the returns of equity options held to hedge the liability cash flows.

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. This volatility assumption is the range of implied volatilities that American National has determined market participants would use to price equity options that match the current derivative characteristics of our in-force equity-indexed annuities. Implied volatility can vary by term and strike price. An increase in implied volatility will result in an increase in the value of the equity-indexed annuity embedded derivatives, all other things being equal. At March 31, 2012, the implied volatility used to estimate embedded derivative value ranges from 13.2% to 30.9%.

Other Financial Instruments

For other financial instruments discussed below, American National believes that their carrying value approximates fair value. This assumption is supported by the qualitative information discussed below. These financial instruments are classified as level 3 measurements.

Policy loans – The carrying value of policy loans is equivalent to outstanding balance plus any accrued interest. Policy loans have negligible default risk as the loan is fully collateralized by the cash surrender value of the policy. Policy loans do not have stated maturities, and the outstanding balances along with accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans, unpredictable timing of repayments and the fact that it cannot be separated from the policy contract, American National believes that the carrying value of policy loans approximates fair value.

Investment contracts liability – The carrying value of investment contracts liability is equivalent to the accrued account balance. The accrued account balance consists of deposits, net of withdrawals, plus or minus interest credited, fees and charges assessed and other adjustments. American National believes that the carrying value of investment contracts liability approximates fair value because the majority of these contracts’ interest rates reset to current rates offered at anniversary.

Notes payable – Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximates market rates at the balance sheet date.

Quantitative Disclosures

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2012 Using:
	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$10,723	$—	$10,723	$—
States of the U.S. and political subdivisions of the states	426,467	—	426,467	—
Foreign governments	34,041	—	34,041	—
Corporate debt securities	8,724,643	—	8,665,218	59,425
Residential mortgage-backed securities	728,119	—	726,644	1,475
Commercial mortgage-backed securities	12,653	—	—	12,653
Collateralized debt securities	4,674	—	—	4,674
Other debt securities	43,872	—	36,918	6,954

Total bonds held-to-maturity	9,985,192	—	9,900,011	85,181

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	15,521	—	15,521	—
States of the U.S. and political subdivisions of the states	605,525	—	603,000	2,525
Foreign governments	7,197	—	7,197	—
Corporate debt securities	3,649,595	—	3,636,390	13,205
Residential mortgage-backed securities	186,463	—	186,457	6
Collateralized debt securities	17,918	—	17,918
Other debt securities	15,290	—	15,290	—

Total bonds available-for-sale	4,497,509	—	4,481,773	15,736

Total fixed maturity securities	14,482,701	—	14,381,784	100,917

Equity securities
Common stock	1,056,749	1,056,749	—	—
Preferred stock	38,987	38,987	—	—

Total equity securities	1,095,736	1,095,736	—	—

Options	84,706	—	—	84,706
Mortgage loans on real estate	3,222,248	—	3,222,248	—
Policy Loans	392,633	—	—	392,633
Short-term investments	228,213	—	228,213	—
Separate account assets	798,171	—	798,171	—

Total financial assets	$20,304,408	$1,095,736	$18,630,416	$578,256

Financial liabilities
Investment Contracts	$9,984,491	$—	$—	$9,984,491
Embedded derivative liability for equity-indexed annuities	78,654	—	—	78,654
Notes payable	57,871	—	—	57,871
Separate account liabilities	798,171	—	798,171	—

Total financial liabilities	$10,919,187	$—	$798,171	$10,121,016

	Fair Value Measurement as of December 31, 2011 Using:
	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,897	$—	$13,897	$—
States of the U.S. and political subdivisions of the states	437,792	—	437,792	—
Foreign governments	34,022	—	34,022	—
Corporate debt securities	8,550,744	—	8,492,957	57,787
Residential mortgage-backed securities	761,447	—	759,773	1,674
Commercial mortgage-backed securities	11,183	—	—	11,183
Collateralized debt securities	6,116	—	—	6,116
Other debt securities	42,490	—	35,147	7,343

Total bonds held-to-maturity	9,857,691	—	9,773,588	84,103

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,086	—	13,086	—
States of the U.S. and political subdivisions of the states	618,848	—	616,323	2,525
Foreign governments	7,435	—	7,435	—
Corporate debt securities	3,505,146	—	3,492,113	13,033
Residential mortgage-backed securities	202,721	—	202,715	6
Collateralized debt securities	19,077	—	18,826	251
Other debt securities	15,294	—	15,294	—

Total bonds available-for-sale	4,381,607	—	4,365,792	15,815

Total fixed maturity securities	14,239,298	—	14,139,380	99,918

Equity securities
Common stock	968,907	968,907	—	—
Preferred stock	37,173	37,173	—	—

Total equity securities	1,006,080	1,006,080	—	—

Options	65,188	—	—	65,188
Mortgage loans on real estate	3,178,205	—	3,178,205	—
Policy Loans	393,195	—	—	393,195
Short-term investments	345,330	—	345,330	—
Separate account assets	747,867	—	747,867	—

Total financial assets	$19,975,163	$1,006,080	$18,410,782	$558,301

Financial liabilities
Investment Contracts	$9,993,804	$—	$—	$9,993,804
Embedded derivative liability for equity-indexed annuities	63,275	—	—	63,275
Notes Payable	58,894	—	—	58,894
Separate account liabilities	747,867	—	747,867	—

Total financial liabilities	$10,863,840	$—	$747,867	$10,115,973

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

	Investment Securities	Equity- Indexed Options	Embedded Derivative Liability	Total
Balance at December 31, 2010	$90,477	$66,716	$(59,644)	$97,549
Total realized and unrealized investment gains/losses
Included in other comprehensive income	(686)	—	—	(686)
Net fair value change included in realized gains/losses	151	—	—	151
Net gain (loss) for derivatives included in net investment income	—	7,115	—	7,115
Net change included in interest credited	—	—	(6,604)	(6,604)
Purchases, sales and settlements or maturities
Purchases	13	3,660	—	3,673
Sales	(10,181)	—	—	(10,181)
Settlements or maturities	(2,070)	(4,522)	—	(6,592)
Premiums less benefits	—	—	68	68
Gross transfers into Level 3	5	—	—	5

Balance at March 31, 2011	$77,709	$72,969	$(66,180)	$84,498

Balance at December 31, 2011	$99,918	$65,188	$(63,275)	$101,831
Total realized and unrealized investment gains/losses
Included in other comprehensive income	3,678	—	—	3,678
Net fair value change included in realized gains/losses	(17)	—	—	(17)
Net gain (loss) for derivatives included in net investment income	—	17,798	—	17,798
Net change included in interest credited	—	—	(18,485)	(18,485)
Purchases, sales and settlements or maturities
Purchases	18	4,341	—	4,359
Sales	(2,502)	—	—	(2,502)
Settlements or maturities	(178)	(2,621)	—	(2,799)
Premiums less benefits	—	—	3,106	3,106

Balance at March 31, 2012	$100,917	$84,706	$(78,654)	$106,969

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain of $17,399,000 and an unrealized loss of $12,613,000 relating to assets still held at March 31, 2012 and December 31, 2011, respectively.

The transfers into Level 3 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. American National utilizes quotes from independent brokers to price these securities.

The transfers out of Level 3 were securities being priced by a third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2. There were no transfers between Level 1 and Level 2 fair value hierarchies.

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Balance at December 31, 2011 (As Adjusted)	$651,579	$463,030	$55,100	$150,984	$1,320,693

Additions	17,676	17,570	2,532	60,568	98,346
Amortization	(16,452)	(21,087)	(5,086)	(57,359)	(99,984)
Effect of change in unrealized gains on available-for-sale securities	(14,907)	(2,598)	—	—	(17,505)

Net change	(13,683)	(6,115)	(2,554)	3,209	(19,143)

Balance at March 31, 2012	$637,896	$456,915	$52,546	$154,193	$1,301,550

Commissions comprise the majority of the additions to DAC for each year. Effective January 1, 2012, American National retrospectively adopted a new accounting standard that modified the accounting for DAC. Refer to Notes 2 and 3 for additional discussion. All amounts for the value of business acquired resulting from the acquisition of life insurance portfolios have been accounted for in accordance with the relevant accounting literature and are immaterial in all periods presented.

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

Activities in the liability for unpaid claims and CAE (“claims”) are shown below (in thousands):

	2012	2011
Balance at January 1	$1,180,259	$1,210,126
Less reinsurance recoverables	235,174	222,635

Net beginning balance	945,085	987,491

Incurred related to:
Current	258,886	303,805
Prior years	(25,720)	(43,832)

Total incurred claims	233,166	259,973

Paid claims related to:
Current	100,383	127,668
Prior years	138,587	137,226

Total paid claims	238,970	264,894

Net balance	939,281	982,570
Plus reinsurance recoverables	232,251	230,243

Unpaid claims balance at March 31	$1,171,532	$1,212,813

The balances at March 31, 2012 and December 31, 2011 are included in policy and contract claims in the consolidated statements of financial position.

The potential uncertainty caused by volatility in loss development profiles is adjusted through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and CAE attributable to insured events of prior years decreased by approximately $25,720,000 during the first three months of 2012 and $43,832,000 during the same period in 2011.

12. NOTES PAYABLE

American National’s real estate holding subsidiaries are partners in certain joint ventures determined to be VIEs that are consolidated in American National’s consolidated financial statements. The real estate owned through the respective ventures secures notes payable, and American National’s liability for these notes is limited to the amount of its investment in the respective ventures, which totaled $17,848,000 and $17,959,000 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the current portion and the long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $45,371,000 and $12,500,000, respectively. At December 31, 2011, the current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $46,387,000 and $12,507,000, respectively. The average interest rate on the current portion of the notes payable was 4.25% and 2.75% during the three months ended March 31, 2012 and 2011, respectively. The long-term portion of the notes payable have interest rates equivalent to adjusted LIBOR plus 1.00% and 2.50% margins. The average interest rate on the long-term portion of the notes payable was 4.63% during the three months ended March 31, 2012 and 2011, and will mature in 2016 and 2049.

13. FEDERAL INCOME TAXES

The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate to the statutory federal income tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2012		2011
	Amount	Rate	Amount	Rate
			(As Adjusted)
Income tax expense on pre-tax income	$22,180	35.0%	$21,443	35.0%
Tax-exempt investment income	(1,905)	(3.0)	(2,043)	(3.3)
Dividend exclusion	(1,469)	(2.3)	(1,264)	(2.1)
Miscellaneous tax credits, net	(2,111)	(3.3)	(2,000)	(3.3)
Other items, net	288	0.4	249	0.4

Total	$16,983	26.8%	$16,385	26.7%

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	March 31, 2012	December 31, 2011
		(As Adjusted)
DEFERRED TAX ASSETS:
Investments, principally due to impairment losses	$84,029	$87,518
Investment in real estate and other invested assets principally due to investment valuation allowances	8,997	8,620
Policyholder funds, principally due to policy reserve discount	236,027	235,827
Policyholder funds, principally due to unearned premium reserve	31,123	31,230
Non-qualified pension	28,330	28,503
Participating policyholders’ surplus	33,673	33,677
Pension	62,477	63,597
Commissions and other expenses	7,736	8,165
Tax carryforwards	31,918	32,220
Other assets	981	7,089

Gross deferred tax assets	525,291	536,446

DEFERRED TAX LIABILITIES:
Available-for-sale securities, principally due to net unrealized gains	(238,569)	(189,194)
Investment in bonds, principally due to accrual of discount on bonds	(12,394)	(11,774)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(344,161)	(350,319)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(6,366)	(7,010)

Gross deferred tax liabilities	(601,490)	(558,297)

Total net deferred tax liability	$(76,199)	$(21,851)

Management believes that a sufficient level of taxable income will be achieved to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of March 31, 2012 and December 31, 2011. However, if not utilized beforehand, approximately $31,918,000 in ordinary loss tax carryforwards will expire at the end of tax year 2032.

American National recognizes interest and penalties related to uncertain tax positions. Interest and penalties are included in the “Other operating expenses” line in the consolidated statements of operations. However, no interest expense was incurred for the three months ended March 31, 2012 and for the year ended December 31, 2011. In addition, no provision for penalties was established for uncertain tax positions. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 to 2010 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

A total of $6,425,000 was refunded by the IRS during the three months ended March 31, 2012. No federal income taxes were paid to or refunded by the IRS during the three months ended March 31, 2011.

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the accumulated balances of each component of other comprehensive income (loss), and the related tax effects thereon, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Transaction and Translation Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$290,489	$(65,533)	$256	$225,212

Unrealized holding gains (losses) arising during the period (net of tax $21,707)	40,314			40,314
Reclassification adjustment for (gains) losses realized in net income/loss (net of tax $4,750)	(8,754)			(8,754)
Unrealized adjustment to deferred policy acquisition costs (net of tax benefit $2,065)	(3,827)			(3,827)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $999)	(1,856)			(1,856)
Cumulative effect of accounting change - deferred policy acquisition costs (net of tax $325)	604			604

Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $35)		(65)		(65)

Foreign exchange adjustment (net of tax $85)			159	159

Balance at March 31, 2011	$316,970	$(65,598)	$415	$251,787

Balance at December 31, 2011	$274,837	$(115,485)	$51	$159,403

Unrealized holding gains (losses) arising during the period (net of tax $52,330)	97,184			97,184
Reclassification adjustment for (gains) losses realized in net income/loss (net of tax $2,955)	(5,245)			(5,245)
Unrealized adjustment to deferred policy acquisition costs (net of tax $5,901)	(11,604)			(11,604)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $2,048)	(3,804)			(3,804)

Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $1,437)		2,668		2,668

Foreign exchange adjustment (net of tax $82)			152	152

Balance at March 31, 2012	$351,368	$(112,817)	$203	$238,754

15. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Common stock

American National has only one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31, 2012	December 31, 2011
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,995,858)	(4,011,165)
Restricted shares	(261,334)	(261,334)

Unrestricted outstanding shares	26,575,257	26,559,950

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

RS Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero, of which 261,334 shares are unvested. The compensation expense recorded for the three months ended March 31, 2012 and 2011 was $670,000 and $663,000, respectively.

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the Black-Scholes option pricing model to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $8,000 and $10,000 at March 31, 2012 and December 31, 2011, respectively. A credit to compensation expense was recorded totaling $2,000 and $4,000 for the three months ended March 31, 2012 and 2011, respectively.

RSUs are awarded as part of American National’s incentive compensation plan. In 2011, RSUs were also awarded as part of the Board of Directors compensation. The RSUs are converted to American National’s common stock on a one-for-one basis subject to a two-year cliff or three-year graded vesting requirement, depending on the grant date. These awards result in compensation expense to American National over the vesting period. Compensation expense was recorded totaling $1,493,000 and $290,000 for the three months ended March 31, 2012 and 2011, respectively.

SAR, RS and RSU information for the periods indicated is shown below:

	SAR Shares	SAR Weighted- Average Grant Date Fair Value	RS Shares	RS Weighted- Average Grant Date Fair Value	RS Units	RSU Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	126,769	$110.08	261,334	$102.98	69,566	$83.56

Granted	—	—	—	—	75,355	71.69
Exercised	—	—	—	—	(17,297)	94.56
Forfeited	(2,834)	116.48	—	—	(150)	79.63
Expired	(4,775)	105.51	—	—	—	—

Outstanding at March 31, 2012	119,160	110.18	261,334	102.98	127,474	75.06

The weighted-average contractual remaining life for the 119,160 SAR shares outstanding as of March 31, 2012, is 1.5 years. The weighted-average exercise price, which is the same with the weighted-average grant date fair value above, for these shares, is $110.18 per share. Of the shares outstanding, 86,980 are exercisable at a weighted-average exercise price of $109.10 per share.

The weighted-average contractual remaining life for the 261,334 RS shares outstanding as of March 31, 2012, is 5.0 years. The weighted-average price at the date of grant for these shares is $102.98 per share. None of the shares outstanding were exercisable.

The weighted-average contractual remaining life for the 127,474 RSUs authorized as of March 31, 2012, is 2.4 years. The weighted-average price at the date of grant for these units is $75.06 per share. None of the authorized units were exercisable.

Earnings (loss) per share

Basic earnings (losses) per share were calculated using a weighted-average number of shares outstanding of 26,565,164 and 26,559,643 at March 31, 2012 and 2011, respectively. The Restricted Stock resulted in diluted earnings per share as follows:

	Three months ended March 31,
	2012	2011
		(As Adjusted)
Weighted average shares outstanding	26,565,164	26,559,643
Incremental shares from restricted stock	193,791	130,855

Total shares for diluted calculations	26,758,955	26,690,498

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$45,216,000	$47,528,000

Basic earnings (loss) per share	$1.70	$1.79
Diluted earnings (loss) per share	1.69	1.78

Dividends

American National’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At March 31, 2012 and December 31, 2011, American National’s statutory capital and surplus was $2,011,360,000 and $2,000,551,000, respectively.

The same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by the parent company from its non-insurance subsidiaries amounted to zero for the three months ended March 31, 2012 and 2011.

At March 31, 2012, approximately $1,489,903,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to approximately $1,436,489,000 at December 31, 2011. Any transfer of these net assets to American National would be subject to statutory restrictions and approval.

Noncontrolling interests

American National County Mutual Insurance Company (County Mutual) is a mutual insurance company that is owned by its policyholders. County Mutual has a management agreement that effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interests that the policyholders of County Mutual have in the financial position of County Mutual are reflected as noncontrolling interest totaling $6,750,000 at March 31, 2012 and December 31, 2011.

American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of certain of these joint ventures, resulting in their consolidation into the American National’s consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net liability of $5,526,000 and a net liability of $6,197,000 at March 31, 2012 and December 31, 2011, respectively.

16. SEGMENT INFORMATION

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

The following tables summarize results of operations by operating segments (in thousands):

	Three months ended March 31,
	2012	2011
		(As Adjusted)
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates:
Life	$7,556	$19,348
Annuity	23,734	5,433
Health	(1,452)	2,988
Property and casualty	24,560	12,257
Corporate and other	8,973	21,239

Total	$63,371	$61,265

17. COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of operations, American National had commitments outstanding at March 31, 2012, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating to $208,871,000, of which $188,871,000 is expected to be funded in 2012. The remaining balance of $20,000,000 will be funded in 2013 and beyond. As of March 31, 2012, all of the mortgage loan commitments have fixed interest rates.

In September 2011, American National renewed a previous $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 subfeature for the issuance of letters of credit. The renewal contained a slight modification to duration from a mid-month to quarter-end expiration. Borrowings under the facility are at the discretion of the lender and would be used only for funding American National’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2012 and December 31, 2011, the outstanding letters of credit were $31,051,000 and $31,716,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2012. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2012, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $212,286,000.

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

		Dollar Amount of Transactions		Amount due to/(from) American National
		Three months ended March 31,		March 31,	December 31,
Related Party	Financial Statement Line Impacted	2012	2011	2012	2011
Gal-Tex Hotel Corporation	Mortgage loans on real estate	$260	$242	$9,698	$9,957
Gal-Tex Hotel Corporation	Net Investment Income	179	197	59	60
Greer, Herz and Adams, LLP	Other operating costs and expenses	1,958	1,862	(284)	(198)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation. The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National. American National held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $9,698,000 as of March 31, 2012, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is one of American National’s advisory directors and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2012 and 2011 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

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

•

differences between actual experience regarding mortality, morbidity, persistency, surrenders, investment returns, and our pricing assumptions establishing liabilities and reserves or for other purposes;

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

We describe these risks and uncertainties in greater detail in Item IA, Risk Factors, in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012. It is not our corporate policy to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.

Overview

We are a diversified insurance and financial services company, offering a broad spectrum of life, annuity, health, and property and casualty insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.

General Trends

There were no material changes to the general trends we are experiencing, as discussed in the MD&A included in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012.

Critical Accounting Estimates

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP. In addition to GAAP, insurance companies have to apply specific SEC regulations when preparing the consolidated financial statements. The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from results reported using those estimates and assumptions.

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, particularly expectations of current and future mortality, morbidity, persistency, expenses, interest rates, and property and casualty loss frequency, severity, claim reporting and settlement patterns. Due to the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could vary from those reported in the consolidated financial statements.

For a discussion of our critical accounting estimates, see the MD&A in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012. Effective January 1, 2012 we retrospectively adopted a new accounting policy on the capitalization of deferred policy acquisition costs (“DAC”). Upon adoption of this change in accounting policy, prior period amounts have been adjusted and are indicated “As Adjusted” where applicable. Refer to Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Unaudited Consolidated Financial Statements for additional information. There were no other material changes in accounting policies from December 31, 2011.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For discussions of our segment results, see the “Results of Operations and Related Information by Segment” section. The following table sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2012	2011	Change
		(As Adjusted)
Premiums and other revenues:
Premiums	$425,086	$435,834	$(10,748)
Other policy revenues	48,047	49,131	(1,084)
Net investment income	255,696	239,072	16,624
Realized investments gains (losses), net	6,971	22,031	(15,060)
Other income	6,875	5,805	1,070

Total premiums and other revenues	742,675	751,873	(9,198)

Benefits, losses and expenses:
Policyholder benefits	123,068	106,660	16,408
Claims incurred	232,227	257,118	(24,891)
Interest credited to policyholder’s account balances	124,864	106,391	18,473
Commissions for acquiring and servicing policies	95,514	109,635	(14,121)
Other operating expenses	101,993	122,261	(20,268)
Change in deferred policy acquisition costs (1)	1,638	(11,457)	13,095

Total benefits and expenses	679,304	690,608	(11,304)

Income (loss) before other items and federal income taxes	$63,371	$61,265	$2,106

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Consolidated earnings increased slightly during the first three months of 2012 compared to 2011. The increase was primarily driven by a $28.0 million decrease in Property and Casualty claims incurred. The increase was partially offset by an $18.1 million decrease in Property and Casualty premiums and a $7.1 million increase in Life policyholder benefits.

In the Consolidated Results of Operations above and in the segment discussions that follow, certain amounts in the prior year have been reclassified to conform to the current year presentation. Included in these reclassifications are the effect of the retrospective adoption of a new accounting standard relating to DAC, which decreased income (loss) before other items and federal income taxes for the three months ended March 31, 2011 by $1.5 million.

Results of Operations and Related Information by Segment

Life

The Life segment includes traditional life insurance products such as whole life and term life, and interest-sensitive life insurance products such as universal life and variable universal life as well as indexed universal life. We market these products on a nationwide basis through employee agents, multiple-line agents, independent agents, brokers and direct marketing channels. Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2012	2011	Change
		(As Adjusted)
Premiums and other revenues:
Premiums	$66,451	$66,386	$65
Other policy revenues	44,652	44,843	(191)
Net investment income	58,905	59,082	(177)
Other income	750	800	(50)

Total premiums and other revenues	170,758	171,111	(353)

Benefits, losses and expenses:
Policyholder benefits	83,823	76,687	7,136
Interest credited to policyholder’s account balances	14,921	15,056	(135)
Commissions for acquiring and servicing policies	21,389	20,862	527
Other operating expenses	44,293	40,434	3,859
Change in deferred policy acquisition costs (1)	(1,224)	(1,276)	52

Total benefits and expenses	163,202	151,763	11,439

Income before other items and federal income taxes	$7,556	$19,348	$(11,792)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

For the three months ended March 31, 2012, earnings decreased compared to the same period in 2011, primarily attributable to an increase in policyholder benefits and other operating expenses.

Premiums and other revenues

Revenues from traditional life insurance products include scheduled premium payments from policyholders on whole life and term life products. These premiums are in exchange for financial protection from a specific insurable event, such as death or disability. The change in these premiums is impacted by new sales during the period and the persistency of in-force policies. Premiums were relatively unchanged during the three months ended March 31, 2012 compared to the same period in 2011.

Benefits, losses and expenses

Benefits increased for the three months ended March 31, 2012 compared to 2011. The increase was primarily the result of incremental reserve increases associated with improved persistency.

Other operating expenses were higher for the three months ended March 31, 2012 compared to 2011. The 2011 operating expense benefitted from a reduction of an accrual for litigation contingencies during 2011. Without this reduction, other operating expenses would be relatively flat between the two periods.

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2012	2011	Change
		(As Adjusted)
Acquisition cost capitalized	$17,676	$18,857	$(1,181)
Amortization of DAC	(16,452)	(17,581)	1,129

Change in deferred policy acquisition costs (1)	$1,224	$1,276	$(52)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The net change in deferred policy acquisition costs capitalized remained relatively flat for the three months ended March 31, 2012 compared to 2011.

Policy In-Force Information

The following table summarizes changes in the Life segment’s insurance in-force amounts (in thousands):

	Three months ended March 31,
	2012	2011	Change
Life insurance in-force:
Traditional life	$46,660,868	$46,068,891	$591,977
Interest-sensitive life	23,670,927	23,750,154	(79,227)

Total life insurance in-force	$70,331,795	$69,819,045	$512,750

The following table summarizes changes in the Life segment’s number of policies in-force:

	Three months ended March 31,
	2012	2011	Change
Number of policies in-force
Traditional life	2,180,827	2,247,856	(67,029)
Interest-sensitive life	178,596	176,173	2,423

Total number of policies	2,359,423	2,424,029	(64,606)

Our new business activity during the first three months of 2012 was comprised of fewer, but larger face-value policies. There was a small increase in total life insurance in-force for the three months ended March 31, 2012 when compared to 2011. We attribute this increase to consumers seeking our traditional life products’ contract guarantees.

Annuity

We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, multiple-line and employee agents. Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2012	2011	Change
		(As Adjusted)
Premiums and other revenues:
Premiums	$28,412	$19,490	$8,922
Other policy revenues	3,395	4,288	(893)
Net investment income	166,237	147,885	18,352
Other income	41	164	(123)

Total premiums and other revenues	198,085	171,827	26,258

Benefits, losses and expenses:
Policyholder benefits	39,245	29,973	9,272
Interest credited to policy account balances	109,943	91,335	18,608
Commissions for acquiring and servicing policies	13,891	29,973	(16,082)
Other operating expenses	7,755	27,531	(19,776)
Change in deferred policy acquisition costs	3,517	(12,418)	15,935

Total benefits, losses and expenses	174,351	166,394	7,957

Income before other items and federal income taxes	$23,734	$5,433	$18,301

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased for the three months ended March 31, 2012 compared to 2011 primarily due to a decrease in other operating expenses and commissions. Other operating expenses were higher during 2011 primarily as a result of a litigation accrual of $12.0 million, discussed in Note 17, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. Commissions decreased as a result of a decrease in annuity production.

Premiums and other revenues

Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Three months ended March 31,
	2012	2011	Change
Fixed deferred annuity	$163,247	$548,346	$(385,099)
Equity-indexed deferred annuity	22,498	33,694	(11,196)
Single premium immediate annuity	46,011	33,810	12,201
Variable deferred annuity	26,382	26,279	103

Total	258,138	642,129	(383,991)
Less: policy deposits	229,726	622,639	(392,913)

Total earned premiums	$28,412	$19,490	$8,922

We monitor account values and changes in those values as a key indicator of the performance of our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2012	2011
Fixed deferred annuity:
Account value, beginning of period	$9,824,416	$9,006,692
Net inflows	116,636	514,794
Surrenders	(190,425)	(190,124)
Fees	(2,196)	(3,049)
Interest credited	109,283	92,033

Account value, end of period	$9,857,714	$9,420,346

Variable deferred annuity:
Account value, beginning of period	$380,129	$415,757
Net inflows	24,907	24,803
Surrenders	(36,933)	(40,213)
Fees	(1,169)	(1,233)
Change in market value and other	33,056	16,010

Account value, end of period	$399,990	$415,124

Single premium immediate annuity:
Reserve, beginning of period	$978,722	$903,126
Net inflows	10,949	3,725
Interest and mortality	10,470	9,724

Reserve, end of period	$1,000,141	$916,575

Fixed deferred annuity net inflows decreased significantly for the three months ended March 31, 2012 compared to 2011. We are managing this product in order to lower sales during 2012, mitigating risks associated with investing in the persistent low interest rate environment. Also, the equity markets experienced a very strong three months ended March 31, 2012, as it relates to returns, which also drove sales of competing products such as variable annuities, mutual funds, and other alternative investments rather than fixed products.

Equity-indexed annuities allow policyholders to participate in equity returns while also having certain downside protection from the guaranteed minimum returns defined in the product. Deposits for this product decreased during the three months ended March 31, 2012 as compared to the same period in 2011. This decrease was primarily attributed to lower indexed crediting terms considering the lower fixed investment yields in 2012. A key component of our risk management program requires purchasing options to hedge the cost of equity returns, and the persistent low interest rate environment continues to constrain our option budget for these purchases.

Single premium immediate annuities (“SPIA”) increased for the three months ended March 31, 2012 compared to 2011. This was driven primarily by new retirees entering the market and looking for a guaranteed monthly payout on a portion of their retirement dollars.

Net investment income, a key component of the profitability of the Annuity segment, increased for the three months ended March 31, 2012 compared to 2011. The increase was mainly attributed to an increase in option return, coupled with a 6.4% increase in the assets attributable to annuity account balances.

Benefits, losses and expenses

Benefits consist of annuity payments and reserve increases for SPIA contracts. Benefits increased for the three months ended March 31, 2012 compared to 2011 as a result of higher SPIA premiums.

Commissions decreased for the three months ended March 31, 2012 compared to 2011 primarily due to the $384.0 million decrease in annuity production during the period.

Other operating expenses decreased during the three months ended March 31, 2012 compared to 2011 primarily as a result of a litigation accrual during 2011, discussed in Note 17, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. Additionally, a decrease in producer compensation linked to annuity production decreased other operating expenses further.

The change in DAC represents acquisition costs capitalized, net of amortization of existing DAC. The amortization of DAC is calculated in proportion to gross profits. The following table presents the components of change in DAC (in thousands):

	Three months ended March 31,
	2012	2011	Change
		(As Adjusted)
Acquisition cost capitalized	$17,570	$35,021	$(17,451)
Amortization of DAC	(21,087)	(22,603)	1,516

Change in deferred policy acquisition costs (1)	$(3,517)	$12,418	$(15,935)

(1)	A positive amount of net change indicates more expense was deferred than amortized and is a decrease to expense in the periods indicated.

The decrease in acquisition costs capitalized during the three months ended March 31, 2012 compared to 2011 was the result of lower commissions incurred with the decrease in annuity production.

An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the three months ended March 31, 2012 and 2011 was 43.1%, and 45.4%, respectively. The slight improvement in the ratio was primarily driven by a decrease in surrenders during the three months ended March 31, 2012 compared to 2011.

Options and derivatives

Shown below is an analysis of the impact to net investment income of the option return, along with the impact to interest credited of the equity-indexed annuity embedded derivative (in thousands):

	Three months ended March 31,
	2012	2011	Change
Net investment income
Without option return	$146,590	$140,768	$5,822
Option return	19,647	7,117	12,530
Interest credited to policy account balances
Without embedded derivative	91,458	84,731	6,727
Equity-indexed annuity embedded derivative	18,485	6,604	11,881

Net investment income without option return, as well as the related interest credited without equity-indexed return, increased during the three months ended March 31, 2012 compared to 2011. The increase was primarily due to a 6.4% increase in aggregate annuity account values.

Option return, as well as the related equity-indexed-annuity embedded derivative return, increased during the first three months of 2012 compared to 2011 due to the increase in the S&P 500 Index. During the three months ended March 31, 2012, the index gained 12.0% compared to 5.4% during the same period in 2011.

Health

The Health segment primarily focuses on supplemental and limited benefit coverage products including Medicare Supplement insurance as well as hospital surgical and cancer policies. For the first three months of 2012, premium volume was concentrated in our Medicare Supplement (41.3%) and group (19.0%) lines. Our other health products include credit accident and health policies, stop loss, and dental coverages. Health products are distributed through our network of independent agents and Managing General Underwriters (“MGU”). Health segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2012	2011	Change
		(As Adjusted)
Premiums and other revenues:
Premiums	$57,054	$58,644	$(1,590)
Net investment income	2,974	3,416	(442)
Other income	3,826	2,917	909

Total premiums and other revenues	63,854	64,977	(1,123)

Benefits, losses and expenses:
Claims incurred	44,675	41,607	3,068
Commissions for acquiring and servicing policies	6,259	6,466	(207)
Other operating expenses	11,818	11,575	243
Change in deferred policy acquisition costs	2,554	2,341	213

Total benefits and expenses	65,306	61,989	3,317

Income (loss) before other items and federal income taxes	$(1,452)	$2,988	$(4,440)

Changes in earnings for the three months ended March 31, 2012 as compared to 2011 were driven primarily by an increase in claims incurred and a decrease in premiums.

Premiums and other revenues

Health premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended March 31,
	2012		2011
	dollars	percentage	dollars	percentage
Medicare Supplement	$23,515	41.3%	$26,100	44.5%
Group	10,837	19.0	7,096	12.1
Medical expense	10,045	17.6	13,284	22.6
MGU	4,225	7.4	2,988	5.1
Credit accident and health	4,530	7.9	5,142	8.8
All other	3,902	6.8	4,034	6.9

Total	$57,054	100.0%	$58,644	100.0%

Earned premiums decreased during the three months ended March 31, 2012 compared to 2011, primarily as a result of decreased Medicare Supplement in-force due to aggressive pricing by a large competitor and also due to the run-off of the closed block of our medical expense insurance plans, which will continue decreasing. These decreases were partially offset by an increase in sales in our group and MGU lines.

Our in-force certificates or policies as of the dates indicated are as follows:

	Three months ended March 31,
	2012		2011
	number	percentage	number	percentage
Medicare Supplement	41,545	6.9%	45,071	7.4%
Group	20,082	3.3	16,584	2.7
Medical expense	7,490	1.3	9,828	1.6
MGU	165,738	27.6	106,009	17.3
Credit accident and health	257,255	42.8	284,944	46.6
All other	108,815	18.1	149,624	24.4

Total	600,925	100.0%	612,060	100.0%

Our total in-force policies had a net decrease during the three months ended March 31, 2012 compared to 2011. The large increase in the MGU line was more than offset by decreases in the credit accident and health as well as other health lines.

Benefits, losses and expenses

Claims incurred increased during the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to onetime claim events in our MGU line, as well as increases in claims in our group line and a closed-block of cancer business in the “All Other” line. Somewhat offsetting this increase were decreases in claims in our medical expense insurance plans and Medicare Supplement line.

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2012	2011	Change
		(As Adjusted)
Acquisition cost capitalized	$2,532	$2,999	$(467)
Amortization of DAC	(5,086)	(5,340)	254

Change in deferred policy acquisition costs (1)	$(2,554)	$(2,341)	$(213)

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.

Acquisition cost capitalized remained relatively flat for the three months ended March 31, 2012 as compared to the same period in 2011.

Property and Casualty

Property and Casualty business is written through our Multiple-Line and Credit Insurance Division agents. Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2012	2011	Change
		(As Adjusted)
Premiums and other revenues:
Net premiums written	$281,249	$290,394	$(9,145)

Net premiums earned	273,169	291,314	(18,145)
Net investment income	17,699	18,066	(367)
Other income	1,709	1,356	353

Total premiums and other revenues	292,577	310,736	(18,159)

Benefits, losses and expenses:
Claims incurred	187,552	215,511	(27,959)
Commissions for acquiring and servicing policies	53,975	52,334	1,641
Other operating expenses	29,699	30,738	(1,039)
Change in deferred policy acquisition costs (1)	(3,209)	(104)	(3,105)

Total benefits and expenses	268,017	298,479	(30,462)

Income before other items and federal income taxes	$24,560	$12,257	$12,303

Loss and claim adjustment expense ratio	68.7%	74.0%	(5.3)
Underwriting expense ratio	29.5	28.5	1.0

Combined ratio	98.2%	102.5%	(4.3)

Impact of catastrophe events on combined ratio	4.7	10.0	(5.3)

Combined ratio without impact of catastrophe events	93.5%	92.5%	1.0

Gross catastrophe losses	$13,970	$37,035	$(23,065)
Net catastrophe losses	13,237	28,028	(14,791)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The Property and Casualty segment earnings increased during the three months ended March 31, 2012 compared to 2011, primarily due to a significant decrease in claims incurred, partially offset by the decrease in premiums.

Premiums and other revenues

Net premiums written and earned decreased during the three months ended March 31, 2012 compared to 2011. The decrease is the result of decreases in policies in force.

Benefits, losses and expenses

Claims incurred decreased significantly during the three months ended March 31, 2012 compared to 2011 as a result of decreased catastrophic activity during the period. The loss ratio improved as a result of this favorable experience.

For the three months ended March 31, 2012, gross catastrophe losses decreased to $14.0 million compared to $37.0 million in the same period in 2011, and net catastrophe losses decreased to $13.2 million from $28.0 million. The improved gross and net catastrophe experience was based on six events compared to eight during the same period in 2011. Net catastrophe losses contributed to a 4.7 and 10.0 point increase in the combined ratio during 2012 and 2011, respectively.

For the three months ended March 31, 2012, net favorable prior year loss and CAE development was $15.7 million compared to $25.4 million for the same period in 2011. This favorable development is being driven primarily by our personal and commercial auto liability lines, as well as our commercial multi-peril liability line, which showed better than expected loss emergence compared to what was implied by the loss development patterns used in the previous estimation of losses.

Products

Our Property and Casualty segment consists of three product lines: (i) Personal Lines, which we market primarily to individuals, represent 58.0% of net premiums written, (ii) Commercial Lines, which focus primarily on businesses engaged in agricultural and other targeted markets, represent 30.5% of net premiums written, and (iii) Credit-related property insurance products which are marketed to financial institutions and retailers and represent 11.5% of net premiums written. We frequently sell both personal and commercial lines products to the same individuals.

Personal Lines

Property and Casualty segment results for Personal Lines for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2012	2011	Change
Net premiums written
Auto	$108,339	$117,448	$ (9,109)
Homeowner	45,262	47,924	(2,662)
Other Personal	9,365	9,293	72

Total net premiums written	$162,966	$174,665	$(11,699)

Net premiums earned
Auto	$107,202	$117,543	$(10,341)
Homeowner	52,183	55,474	(3,291)
Other Personal	8,942	9,305	(363)

Total net premiums earned	$168,327	$182,322	$ (13,995)

Loss ratio
Auto	71.2%	67.5%	3.7
Homeowner	83.7	95.6	(11.9)
Other Personal	34.8	78.7	(43.9)

Personal lines loss ratio	73.2%	76.6%	(3.4)

Combined Ratio
Auto	91.9%	88.5%	3.4
Homeowner	107.5	120.4	(12.9)
Other Personal	57.6	83.8	(26.2)

Personal lines combined ratio	94.9%	98.0%	(3.1)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the first three months of 2012 compared to 2011 due to a decline in policies in-force resulting from the decreases in homeowner policies-in-force noted below resulting in losses to the cross-sold personal auto policies, a competitive marketplace and lower new business sales. The loss and combined ratios increased slightly for the three months ended March 31, 2012 compared to 2011 and are consistent with our expectations and pricing strategy.

Homeowners: Net premiums written and earned decreased during the three months ended March 31, 2012 compared to 2011. The decrease was due to fewer policies in-force partially offset by increases in premium per policy. The decrease in homeowner policies-in-force was primarily driven by improved rate adequacy and our catastrophe risk mitigation actions. The loss and combined ratios improved during the three months ended March 31, 2012 compared to 2011 primarily due to improved catastrophe experience and improved rate adequacy.

Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within their homeowner and auto policies. The loss and combined ratios improved during the three months ended March 31, 2012 compared to 2011. As this is currently our smallest line of business in our Personal Products line, minor fluctuations in results can cause large changes in these ratios.

Commercial Lines

Property and Casualty segment results for Commercial Lines for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2012	2011	Change
Net premiums written
Other Commercial	$36,975	$35,858	$1,117
Agribusiness	24,480	24,301	179
Auto	24,390	25,938	(1,548)

Total net premiums written	$85,845	$86,097	$(252)

Net premiums earned
Other Commercial	$30,264	$29,974	$290
Agribusiness	26,081	26,136	(55)
Auto	19,824	22,134	(2,310)

Total net premiums earned	$76,169	$78,244	$(2,075)

Loss ratio
Other Commercial	90.0%	62.9%	27.1
Agribusiness	65.8	150.3	(84.5)
Auto	70.7	54.8	15.9

Commercial lines loss ratio	76.7%	89.8%	(13.1)

Combined ratio
Other Commercial	119.1%	91.3%	27.8
Agribusiness	100.7	184.4	(83.7)
Auto	95.1	77.9	17.2

Commercial lines combined ratio	106.5%	118.6%	(12.1)

Other Commercial: The loss and combined ratios increased during the first three months of 2012 compared to 2011, primarily as a result of an increase in the severity of claims in our workers’ compensation and small business owner policies.

Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residential and household contents, buildings and building contents, farm personal property and liability. The loss and combined ratios decreased during the first three months of 2012 compared to 2011 primarily as a result of the decrease in catastrophe related losses.

Commercial Automobile: Net premiums written and earned decreased during the first three months of 2012 compared to 2011 primarily as a result of a planned reduction in policies in-force resulting from improved selective underwriting. This long-term expectation of improvement was offset by a current quarter deterioration as a result of an increased severity of claims.

Credit Products

Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2012	2011	Change
Net premiums written	$32,438	$29,632	$2,806
Net premiums earned	28,674	30,748	(2,074)

Loss ratio	20.9%	18.2%	2.7
Combined ratio	96.6	88.0	8.6

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

Net premiums written increased for the first three months of 2012 compared to 2011, while net premiums earned decreased for the same time period. The primary driver for these results was the continued shift in our product mix from shorter duration Collateral Protection products to our longer duration Guaranteed Asset Protection (“GAP”) products. Shorter duration products generally earn the entire premium within 12 months of the effective date, while our longer duration products may take up to 84 months before they are fully earned.

The loss ratio increased during the three months ended March 31, 2012 compared to 2011, attributable to the previously mentioned decrease in net premiums earned.

Corporate and Other

Our Corporate and Other segment primarily includes the capital not allocated to support our insurance business segments. Our capital investments include publicly traded equities, real estate, mortgage loans, high-yield bonds, venture capital partnerships, mineral interests and tax-advantaged instruments. Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2012	2011	Change
Premiums and other revenues:
Net investment income	$9,881	$10,623	$(742)
Realized investments gains, net	6,971	22,031	(15,060)
Other Income	549	568	(19)

Total premiums and other revenues	17,401	33,222	(15,821)

Benefits, losses and expenses:
Other operating expenses	8,428	11,983	(3,555)

Total benefits, losses and expenses	8,428	11,983	(3,555)

Income before other items and federal income taxes	$8,973	$21,239	$(12,266)

Earnings for the three months ended March 31, 2012 decreased compared to the same period in 2011. This was primarily due to the decrease in realized gains as a result of fewer sales of bonds and stocks during 2012 as compared to 2011.

Investments

General

We manage our investment portfolio to optimize the rate of return that is commensurate with sound and prudent underwriting practices and to maintain a well-diversified portfolio. Our investment operations are governed by various regulatory authorities, primarily, the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including the setting of investment policies and defining acceptable risk levels, are subject to review and approval by our Board of Directors, which is assisted by our Finance Committee.

Our insurance and annuity products are primarily supported by investment-grade bonds, and to a lesser extent collateralized mortgage obligations and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale as necessary to manage our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities between held-to-maturity and available-for-sale securities and adjust the mix within the portfolio as investments mature or with the purchase of new investments.

We invest in commercial mortgage loans when the yield and credit risk compare favorably with fixed maturity securities which are primarily investment-grade bonds. Investments in individual residential mortgage loans have not been part of our investment portfolio, and we do not anticipate investing in them in the future. We invest in real estate and equity securities based on a risk and reward analysis where there are opportunities for enhanced returns.

Composition of Invested Assets

The following summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates) (in thousands, except percentages):

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$9,317,000	48.8%	$9,251,972	49.0%
Bonds available-for-sale, at fair value	4,497,509	23.5	4,381,607	23.2
Equity securities, at fair value	1,095,736	5.7	1,006,080	5.3
Mortgage loans on real estate, net of allowance	2,973,035	15.6	2,925,482	15.5
Policy loans	392,633	2.1	393,195	2.1
Investment real estate, net of accumulated depreciation	480,516	2.5	470,222	2.5
Short-term investments	228,213	1.2	345,330	1.8
Other invested assets	126,472	0.6	109,514	0.6

Total Investments	$19,111,114	100.0%	$18,883,402	100.0%

The increase in our total invested assets was primarily a result of net purchases.

Each of the components of our invested assets is described further in the Notes to the Unaudited Consolidated Financial Statements. Additionally, Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 6, 2012 contains a detailed description of the Company’s methodology for evaluating other-than-temporary impairment losses on its investments.

Investments to Support Our Insurance Business

Bonds- We allocate most of our fixed maturity securities to support our insurance business.

At March 31, 2012, our fixed maturity securities had an estimated fair market value of $14.5 billion, which was $949.8 million, or 7.0%, above amortized cost. At December 31, 2011, our fixed maturity securities had an estimated fair market value of $14.2 billion, which was $851.7 million, or 6.4%, above amortized cost. The increase in total fair market value was the result of new purchases to support annuity sales as well as market value increases.

Fixed maturity securities’ estimated fair value, due in one year or less, increased to $1.1 billion as of March 31, 2012 from $961.2 million as of December 31, 2011, primarily as a result of approaching maturity dates of long-term bonds.

The following table identifies the total bonds by credit quality rating, using both S&P and Moody’s ratings (in thousands, except percentages):

	March 31, 2012			December 31, 2011
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$1,021,362	$1,099,875	7.7%	$1,074,744	$1,153,696	8.1%
AA	1,383,675	1,480,903	10.2	1,391,092	1,490,600	10.5
A	5,127,161	5,553,698	38.3	5,058,242	5,448,851	38.3
BBB	5,391,000	5,734,345	39.6	5,204,214	5,499,958	38.6
BB and below	609,679	613,880	4.2	659,290	646,193	4.5

Total	$13,532,877	$14,482,701	100.0%	$13,387,582	$14,239,298	100.0%

The slight shifts in our credit quality diversification, including exposure to below investment grade securities, at March 31, 2012 compared to December 31, 2011, was primarily the result of purchases of AAA through BBB bonds, and maturities of bonds rated AAA through BB and below as we continue to manage a diverse portfolio. At 4.2% of our total bond portfolio, the exposure to below investment grade securities is acceptable to management, and we expect this portion of our bond portfolio to decrease as these bonds approach maturity.

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

The weighted average coupon yield on the principal funded for mortgage loans was 5.9% and 6.0% for the three months ended March 31, 2012 and year ended December 31, 2011, respectively. It is likely that the weighted average coupon yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities- As of March 31, 2012, our equity securities were invested 96.4% in publicly traded (on a national U.S. stock exchange) common stock and 3.6% was invested in publicly traded preferred stock. As of December 31, 2011, 96.3% of our equity securities were invested in publicly traded common stock, and the remaining 3.7% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during the first three months of 2012 primarily reflects market value increases within the portfolio.

We carry our equity portfolio at fair value based on quoted estimated fair value prices obtained from external pricing services. The cost and estimated market value of the equity portfolio are as follows (in thousands):

	Three months ended March 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common stock	$663,701	$397,400	$(4,352)	$1,056,749
Preferred stock	30,955	8,050	(18)	38,987

Total	$694,656	$405,450	$(4,370)	$1,095,736

	Year ended December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common stock	$679,724	$305,269	$(16,086)	$968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total	$710,679	$312,957	$(17,556)	$1,006,080

Investment Real Estate- We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate may be owned directly by our insurance companies, through non-insurance affiliates or joint ventures. The carrying value of real estate is stated at cost, less accumulated depreciation and valuation allowance. Depreciation is provided over the estimated useful lives of the properties.

Short-Term Investments- Short-term investments are composed primarily of commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including investment-funding commitments.

Policy Loans- For certain life insurance products, we allow policyholders to borrow funds using their policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of March 31, 2012 we had $392.6 million in policy loans with a loan to surrender value of 59.2%, and at December 31, 2011, we had $393.2 million in policy loans with a loan to surrender value of 59.2%. Interest rates on policy loans primarily range from 3.0 % to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s death benefits.

Net Investment Income and Realized Gains (Losses)

Net investment income from bonds and mortgage loans used to support our insurance products increased $6.7 million over the period as assets increased with net annuity sales and policyholder’s account balances each year. Net investment income in other asset classes (equities, real estate, options and other) increased $9.9 million primarily in response to investment decisions based on valuations and financial markets movement.

Mortgage loan interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts and prepayment fees are reported in net investment income. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in net investment income in the period received.

Unrealized Gains and Losses

The net change in unrealized gains (losses) on available-for-sale securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, was an increase of $76.5 million for the quarter ended March 31, 2012. Total unrealized gains and losses of available-for-sale securities at March 31, 2012 and December 31, 2011 were $682.7 million and $541.4 million, respectively.

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

Further information regarding additional sources or uses of cash is described in Note 17, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

To ensure we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity securities and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs; however, our portfolio of highly liquid available-for-sale fixed maturity and equity securities are available to meet future liquidity needs as necessary.

Capital Resources

Our capital resources consisted of American National stockholders’ equity, summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,504,066	$3,477,888
AOCI	238,754	159,403

Total American National stockholders’ equity	$3,742,820	$3,637,291

We have notes payable in our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective venture, which totaled $17.8 million and $18.0 million at March 31, 2012 and December 31, 2011, respectively.

Total stockholders’ equity in the first three months of 2012 increased primarily due to the $45.2 million net income earned during the period and $76.5 million unrealized gains on available-for-sale securities, offset by $20.7 million in dividends paid to stockholders.

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

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2011. We expect to have the capacity to repay or refinance these obligations as they come due.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to third-party marketing operation bank loans discussed within Note 17, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. However, since the cash value of the life insurance policies is designed to always equal or exceed the balance of the loans, management does not foresee any loss related to these arrangements.

Related-Party Transactions

We have various agency, consulting and service arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations. For additional details see Note 18, Related Party Transactions, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from those disclosed in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Corporate Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of March 31, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 17, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Articles of Incorporation (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

3.2	Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position (unaudited) at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2012 and 2011; and (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011, and (vi) related Notes to the unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
Name:	Robert L. Moody
Title:	Chairman of the Board & Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
Name:	John J. Dunn, Jr.,
Title:	Corporate Chief Financial Officer

Date: May 4, 2012