Form 10-Q
period 2012-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2012-08-08
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

As of July 31, 2012, there were 26,836,664 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	June 30,	December 31,
	2012	2011
		(As Adjusted)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost
(Fair Value $9,903,566 and $9,857,691)	$9,167,922	$9,251,972
Fixed maturity, bonds available-for-sale, at fair value
(Amortized cost $4,199,573 and $4,135,610)	4,502,696	4,381,607
Equity securities, at fair value
(Cost $700,376 and $710,679)	1,057,182	1,006,080
Mortgage loans on real estate, net of allowance	3,060,898	2,925,482
Policy loans	392,822	393,195
Investment real estate, net of accumulated
depreciation of $213,650 and $202,180	490,305	470,222
Short-term investments	341,198	345,330
Other invested assets	120,141	109,514

Total investments	19,133,164	18,883,402

Cash and cash equivalents	150,746	102,114
Investments in unconsolidated affiliates	234,050	241,625
Accrued investment income	211,296	213,984
Reinsurance recoverables	388,808	405,033
Prepaid reinsurance premiums	64,730	68,785
Premiums due and other receivables	306,068	280,031
Deferred policy acquisition costs	1,293,295	1,320,693
Property and equipment, net	82,660	77,909
Current tax receivable	2,712	17,150
Other assets	137,161	131,403
Separate account assets	776,266	747,867

Total assets	$22,780,956	$22,489,996

LIABILITIES
Future policy benefits:
Life	$2,627,688	$2,599,224
Annuity	786,892	748,675
Accident and health	72,175	74,829
Policyholders’ account balances	11,577,734	11,506,504
Policy and contract claims	1,358,332	1,340,651
Unearned premium reserve	816,624	797,398
Other policyholder funds	280,756	288,910
Liability for retirement benefits	251,635	257,602
Current portion of long-term notes payable	47,707	46,387
Long-term notes payable	12,500	12,507
Deferred tax liabilities, net	49,426	21,851
Other liabilities	375,509	397,353
Separate account liabilities	776,266	747,867

Total liabilities	19,033,244	18,839,758

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000
Issued 30,832,449 and 30,832,449,
Outstanding 26,836,591 and 26,821,284 shares	30,832	30,832
Additional paid-in capital	7,914	—
Accumulated other comprehensive income	224,263	159,403
Retained earnings	3,569,937	3,545,546
Treasury stock, at cost	(98,287)	(98,490)

Total American National stockholders’ equity	3,734,659	3,637,291
Noncontrolling interest	13,053	12,947

Total stockholders’ equity	3,747,712	3,650,238

Total liabilities and stockholders’ equity	$22,780,956	$22,489,996

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
PREMIUMS AND OTHER REVENUE
Premiums
Life	$70,699	$69,474	$137,150	$135,860
Annuity	34,723	32,110	63,135	51,600
Accident and health	54,712	58,384	111,766	117,028
Property and casualty	268,431	275,848	541,600	567,162
Other policy revenues	49,016	46,379	97,063	95,510
Net investment income	240,563	250,172	496,259	489,244
Realized investments gains (losses)	10,139	22,926	19,947	44,957
Other-than-temporary impairments	(5,261)	—	(8,098)	—
Other income	7,940	6,487	14,815	12,292

Total premiums and other revenues	730,962	761,780	1,473,637	1,513,653

BENEFITS, LOSSES AND EXPENSES
Policyholder Benefits
Life	76,799	79,854	160,622	156,541
Annuity	43,722	42,837	82,967	72,810
Claims incurred
Accident and health	36,475	39,466	81,150	81,073
Property and casualty	244,966	254,431	432,518	469,942
Interest credited to policyholders’ account balances	91,019	99,139	215,883	205,530
Commissions for acquiring and servicing policies	95,528	118,766	191,042	228,401
Other operating expenses	120,151	113,111	222,144	235,372
Change in deferred policy acquisition costs	3,662	(22,701)	5,300	(34,158)

Total benefits, losses and expenses	712,322	724,903	1,391,626	1,415,511

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	18,640	36,877	82,011	98,142

Less: Provision (benefit) for federal income taxes
Current	16,197	13,199	23,484	27,517
Deferred	(18,581)	(8,807)	(8,885)	(6,740)

Total provision (benefit) for federal income taxes	(2,384)	4,392	14,599	20,777
Equity in earnings (losses) of unconsolidated affiliates, net of tax	314	(2,099)	(1,567)	(238)

Net income (loss)	21,338	30,386	65,845	77,127
Less: Net income (loss) attributable to noncontrolling interest, net of tax	832	1,146	123	359

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$20,506	$29,240	$65,722	$76,768

Amounts available to American National Insurance Company common stockholders
Earnings per share:
Basic	$0.77	$1.10	$2.46	$2.89
Diluted	0.76	1.09	2.45	2.88
Weighted average common shares outstanding	26,685,128	26,559,950	26,675,405	26,559,821
Weighted average common shares outstanding and dilutive potential common shares	26,854,595	26,706,145	26,848,258	26,701,024

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Net income (loss)	$21,338	$30,386	$65,845	$77,127

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	(16,794)	13,837	59,737	39,714
Foreign currency transaction and translation adjustments	178	34	330	193
Defined benefit plan adjustment	2,125	(123)	4,793	(188)

Other comprehensive income (loss)	(14,491)	13,748	64,860	39,719

Total comprehensive income (loss)	6,847	44,134	130,705	116,846
Less: comprehensive income attributable to noncontrolling interest	832	1,146	123	359

Total comprehensive income (loss) attributable to American
National Insurance Company and Subsidiaries	$6,015	$42,988	$130,582	$116,487

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Six months ended June 30,
	2012	2011
		(As Adjusted)
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	—	15,190
Issuance of treasury shares as restricted stock	(203)	(4)
Income tax effect from restricted stock arrangement	(534)	(14)
Amortization of restricted stock	8,651	2,146

Balance at end of period	7,914	17,318

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	159,403	225,212
Other comprehensive income (loss)	64,860	39,719
Cumulative effect of accounting change - deferred policy acquisition costs	—	604

Balance at end of the period	224,263	265,535

Retained Earnings
Balance as of January 1,	3,545,546	3,459,911
Net income (loss) attributable to American National
Insurance Company and Subsidiaries	65,722	76,768
Cash dividends to common stockholders ($1.54 per share)	(41,331)	(41,304)
Cumulative effect of accounting change - deferred policy acquisition costs	—	(19,195)

Balance at end of the period	3,569,937	3,476,180

Treasury Stock
Balance as of January 1,	(98,490)	(98,494)
Issuance of treasury shares as restricted stock	203	4

Balance at end of the period	(98,287)	(98,490)

Noncontrolling Interest
Balance as of January 1,	12,947	4,042
Contributions	—	26
Distributions	(17)	(12,016)
Gain (loss) attributable to noncontrolling interest	123	359

Balance at end of the period	13,053	(7,589)

Total Stockholders’ Equity
Balance at end of the period	$3,747,712	$3,683,786

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 30,
	2012	2011
		(As Adjusted)
OPERATING ACTIVITIES
Net income (loss)	$65,845	$77,127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(19,947)	(44,957)
Other-than-temporary impairments	8,098	—
Accretion (amortization) of discounts, premiums and loan origination fees	2,495	5,301
Net capitalized interest on policy loans and mortgage loans	(14,469)	(14,066)
Depreciation	18,555	20,653
Interest credited to policyholders’ account balances	215,883	205,530
Charges to policyholders’ account balances	(97,063)	(95,510)
Deferred federal income tax (benefit) expense	(8,885)	(6,740)
Deferral of policy acquisition costs	(197,789)	(234,421)
Amortization of deferred policy acquisition costs	203,089	200,263
Equity in (earnings) losses of unconsolidated affiliates	1,567	238
Changes in:
Policyholder liabilities	88,363	156,478
Reinsurance recoverables	16,225	(79,199)
Premiums due and other receivables	(26,037)	(23,043)
Accrued investment income	2,688	(10,720)
Current tax receivable/payable	14,438	(7,422)
Liability for retirement benefits	1,407	983
Prepaid reinsurance premiums	4,055	105
Other, net	(29,680)	11,129

Net cash provided by (used in) operating activities	248,838	161,729

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds - held-to-maturity	703,534	423,820
Bonds - available-for-sale	218,876	243,805
Equity securities	26,135	57,865
Investment real estate	—	90,084
Mortgage loans	109,951	214,513
Policy loans	33,875	24,649
Other invested assets	19,946	20,861
Disposals of property and equipment	98	597
Distributions from unconsolidated affiliates	18,960	8,142
Payment for the purchase/origination of:
Bonds - held-to-maturity	(610,789)	(1,043,532)
Bonds - available-for-sale	(285,136)	(365,393)
Equity securities	(15,807)	(27,043)
Investment real estate	(14,593)	(6,567)
Mortgage loans	(259,093)	(285,974)
Policy loans	(21,495)	(19,536)
Other invested assets	(22,418)	(19,928)
Additions to property and equipment	(12,218)	(8,245)
Contributions to unconsolidated affiliates	(14,423)	(40,030)
Change in short-term investments	4,132	10,613
Other, net	7,995	(11,465)

Net cash provided by (used in) investing activities	(112,470)	(732,764)

FINANCING ACTIVITIES
Policyholders’ account deposits	608,843	1,311,544
Policyholders’ account withdrawals	(656,544)	(720,846)
Change in notes payable	1,313	(1,704)
Dividends to stockholders	(41,331)	(41,304)
Proceeds from (payments to) noncontrolling interest	(17)	10

Net cash provided by (used in) financing activities	(87,736)	547,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,632	(23,335)
Beginning of the year	102,114	101,449

End of year	$150,746	$78,114

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

Effective January 1, 2012, American National adopted a new accounting standard that modified the accounting for deferred policy acquisition costs (“DAC”) associated with acquiring new and renewal insurance and annuity contracts. Previously, acquisition costs were deferred if the costs varied with and were related primarily to the acquisition of new and renewal insurance and annuity contracts. In accordance with the new standard of ASU No. 2010-26, DAC is limited to those costs that are related directly to the successful acquisition of insurance and annuity contracts, costs that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. In addition, advertising costs are included in DAC only if the capitalization criteria for direct-response advertising are met. Refer to Note 3 for discussion of the effects of this accounting change.

As of June 30, 2012 all other American National significant accounting policies and practices remain materially unchanged from those disclosed in Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements included in American National’s 2011 Annual Report on Form 10-K.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new standard redefines the term “acquisition cost” and added the term “incremental direct cost of contract acquisition” to the master glossary. These changes limit the deferrable cost to those costs that are related directly to the successful acquisition of insurance contracts, and those that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. The new guidance also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising are met. ASU 2010-26 is effective for interim and annual periods, commencing after December 15, 2011. American National adopted this standard effective January 1, 2012, and applied the retrospective method of adoption to all prior periods presented in the consolidated financial statements. Accordingly, upon adoption, the DAC asset was reduced by approximately $34,260,000 as a result of acquisition costs previously deferred that are no longer eligible for deferral under the new guidance. The after-tax cumulative effect adjustment to the opening balance of stockholders’ equity was approximately $19,745,000.

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

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The guidance defers the application of the reclassification adjustment provisions in ASU 2011-05. ASU 2011-12 is effective for interim and annual periods beginning after December 15, 2011. American National’s adoption of this guidance on January 1, 2012 did not have a material effect on its consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate. The new guidance clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default on the subsidiary’s nonrecourse debt secured by the real estate, the reporting entity should apply the guidance for real estate sales when evaluating the subsidiary for deconsolidation. ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. American National’s adoption of this guidance on January 1, 2013 is not expected to have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The new guidance requires an entity to disclose both gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and the new disclosure requirements should be applied retrospectively for all periods presented. American National’s adoption of this guidance on January 1, 2013 is not expected to have a material effect on its consolidated financial statements.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and estimated fair value of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

	Six months ended June 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$10,558	$120	$—	$10,678
States of the U.S. and political subdivisions of the states	396,375	38,630	(40)	434,965
Foreign governments	29,057	4,858	—	33,915
Corporate debt securities	8,028,635	670,711	(9,387)	8,689,959
Residential mortgage-backed securities	628,211	51,083	(2,960)	676,334
Commercial mortgage-backed securities	31,341	—	(19,910)	11,431
Collateralized debt securities	5,395	350	(952)	4,793
Other debt securities	38,350	3,141	—	41,491

Total bonds held-to-maturity	9,167,922	768,893	(33,249)	9,903,566

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	14,358	1,210	(3)	15,565
States of the U.S. and political subdivisions of the states	571,634	44,680	(168)	616,146
Foreign governments	5,000	2,396	—	7,396
Corporate debt securities	3,417,664	264,647	(21,898)	3,660,413
Residential mortgage-backed securities	160,483	10,432	(942)	169,973
Collateralized debt securities	16,348	1,584	(115)	17,817
Other debt securities	14,086	1,300	—	15,386

Total bonds available-for-sale	4,199,573	326,249	(23,126)	4,502,696

Total fixed maturity securities	13,367,495	1,095,142	(56,375)	14,406,262

Equity securities
Common stock	673,686	361,590	(13,675)	1,021,601
Preferred stock	26,690	8,895	(4)	35,581

Total equity securities	700,376	370,485	(13,679)	1,057,182

Total investments in securities	$14,067,871	$1,465,627	$(70,054)	$15,463,444

	Year ended December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,704	$193	$—	$13,897
States of the U.S. and political subdivisions of the states	405,526	32,272	(6)	437,792
Foreign governments	29,044	4,978	—	34,022
Corporate debt securities	8,011,901	564,159	(25,316)	8,550,744
Residential mortgage-backed securities	714,659	50,774	(3,986)	761,447
Commercial mortgage-backed securities	31,341	—	(20,158)	11,183
Collateralized debt securities	7,134	—	(1,018)	6,116
Other debt securities	38,663	3,827	—	42,490

Total bonds held-to-maturity	9,251,972	656,203	(50,484)	9,857,691

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	11,930	1,156	—	13,086
States of the U.S. and political subdivisions of the states	579,008	39,930	(90)	618,848
Foreign governments	5,000	2,435	—	7,435
Corporate debt securities	3,316,083	221,079	(32,016)	3,505,146
Residential mortgage-backed securities	191,832	11,898	(1,009)	202,721
Collateralized debt securities	17,636	1,611	(170)	19,077
Other debt securities	14,121	1,173	—	15,294

Total bonds available-for-sale	4,135,610	279,282	(33,285)	4,381,607

Total fixed maturity securities	13,387,582	935,485	(83,769)	14,239,298

Equity securities
Common stock	679,724	305,269	(16,086)	968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total equity securities	710,679	312,957	(17,556)	1,006,080

Total investments in securities	$14,098,261	$1,248,442	$(101,325)	$15,245,378

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

	June 30, 2012
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$944,866	$964,745	$339,961	$345,689
Due after one year through five years	3,015,376	3,253,358	1,735,317	1,859,897
Due after five years through ten years	4,379,652	4,783,535	1,677,288	1,807,512
Due after ten years	822,178	897,444	442,007	485,442
Without single maturity date	5,850	4,484	5,000	4,156

Total	$9,167,922	$9,903,566	$4,199,573	$4,502,696

Available-for-sale securities are sold throughout the year for various reasons. All gains and losses were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Proceeds from sales of available-for-sale securities	$5,632	$45,738	$38,305	$99,350
Gross realized gains	947	6,808	12,027	20,977
Gross realized losses	(11)	(31)	(170)	(840)

There were no securities transferred from held-to-maturity to available-for-sale during the six months ended June 30, 2012 and 2011.

Net unrealized gains (losses) on securities

The components of the net unrealized gains (losses) on securities during the periods indicated are shown below (in thousands):

	Six months ended June 30,
	2012	2011
Bonds available-for-sale	$57,126	$61,855
Equity securities	61,405	24,473

Net unrealized gains (losses) on securities during the year	118,531	86,328
Adjustments for:
Deferred policy acquisition costs	(22,098)	(21,221)
Participating policyholders’ interest	(4,417)	(4,055)
Deferred federal income tax benefit (expense)	(32,279)	(21,338)

Net unrealized gains (losses) on securities, net of tax	$59,737	$39,714

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	Six months ended June 30, 2012
	Less than 12 months		12 Months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Fixed maturity securities, bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$38	$2,794	$2	$80	$40	$2,874
Corporate debt securities	4,849	258,102	4,538	29,035	9,387	287,137
Residential mortgage-backed securities	54	7,995	2,906	32,105	2,960	40,100
Commercial mortgage-backed securities	—	—	19,910	11,431	19,910	11,431
Collateralized debt securities	—	—	952	1,935	952	1,935

Total bonds held-to-maturity	4,941	268,891	28,308	74,586	33,249	343,477

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	3	7,105	—	—	3	7,105
States of the U.S. and political subdivisions of the states	164	14,588	4	1,194	168	15,782
Corporate debt securities	2,583	121,721	19,315	88,976	21,898	210,697
Residential mortgage-backed securities	175	12,234	767	12,752	942	24,986
Collateralized debt securities	6	236	109	2,175	115	2,411

Total bonds available-for-sale	2,931	155,884	20,195	105,097	23,126	260,981

Total fixed maturity securities	7,872	424,775	48,503	179,683	56,375	604,458

Equity securities
Common stock	13,675	99,684	—	—	13,675	99,684
Preferred stock	4	1,000	—	—	4	1,000

Total equity securities	13,679	100,684	—	—	13,679	100,684

Total investments in securities	$21,551	$525,459	$48,503	$179,683	$70,054	$705,142

	Year ended December 31, 2011
	Less than 12 months		12 Months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Fixed maturity securities, bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$—	$—	$6	$264	$6	$264
Corporate debt securities	20,204	680,202	5,112	39,280	25,316	719,482
Residential mortgage-backed securities	227	19,398	3,759	32,653	3,986	52,051
Commercial mortgage-backed securities	—	—	20,158	11,183	20,158	11,183
Collateralized debt securities	8	1,605	1,010	4,511	1,018	6,116

Total bonds held-to-maturity	20,439	701,205	30,045	87,891	50,484	789,096

Fixed maturity securities, bonds available-for-sale
States of the U.S. and political subdivisions of the states	10	762	80	1,971	90	2,733
Corporate debt securities	12,142	396,761	19,874	85,623	32,016	482,384
Residential mortgage-backed securities	202	25,943	807	9,047	1,009	34,990
Collateralized debt securities	6	704	164	2,770	170	3,474

Total bonds available-for-sale	12,360	424,170	20,925	99,411	33,285	523,581

Total fixed maturity securities	32,799	1,125,375	50,970	187,302	83,769	1,312,677

Equity securities
Common stock	16,086	98,731	—	—	16,086	98,731
Preferred stock	1,470	6,481	—	—	1,470	6,481

Total equity securities	17,556	105,212	—	—	17,556	105,212

Total investments in securities	$50,355	$1,230,587	$50,970	$187,302	$101,325	$1,417,889

For all investment securities with an unrealized loss, including those in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an other-than-temporary impairment (“OTTI”) loss should be recorded. As of June 30, 2012, the available-for-sale securities with unrealized losses were not deemed to be other-than-temporarily impaired. Even though the duration of the unrealized losses on some of the securities exceeds one year, American National has no intent to sell and it is not more-likely-than-not that American National will be required to sell these securities prior to recovery, and recovery is expected in a reasonable period of time.

Credit Risk Management

Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	June 30, 2012	December 31, 2011
AAA	7.2%	8.1%
AA	10.2	10.5
A	38.7	38.3
BBB	39.9	38.6
BB and below	4.0	4.5

Total	100.0%	100.0%

American National’s equity securities by market sector distribution are shown below:

	June 30, 2012	December 31, 2011
Consumer goods	22.2%	21.5%
Financials	17.8	17.2
Information technology	17.4	16.9
Energy and utilities	15.6	17.3
Healthcare	11.8	11.7
Industrials	9.0	9.0
Communications	3.6	4.2
Materials	2.5	2.1
Other	0.1	0.1

Total	100.0%	100.0%

5. MORTGAGE LOANS

American National makes commercial mortgage loans in areas that offer the potential for property value appreciation. Generally, mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio of mortgage loans by considering the property-type as well as the geographic distribution of the property, which is the underlying mortgage collateral. Mortgage loans by property-type distribution are as follows:

	June 30, 2012	December 31, 2011
Office buildings	31.7%	30.2%
Industrial	25.1	24.6
Shopping centers	18.0	19.1
Hotels and motels	13.4	13.4
Other	11.8	12.7

Total	100.0%	100.0%

Mortgage loans by geographic distribution are as follows:

	June 30, 2012	December 31, 2011
South Atlantic	22.7%	22.9%
West South Central	22.6	23.1
East North Central	18.4	18.8
Pacific	11.8	11.4
Mountain	7.2	6.7
East South Central	6.7	5.7
Middle Atlantic	5.1	5.4
West North Central	2.7	2.9
New England	2.2	2.5
Other	0.6	0.6

Total	100.0%	100.0%

During the six months ended June 30, 2012 American National sold no loans. During the year ended December 31, 2011, American National sold one industrial loan with a recorded investment of $27,532,000 and realized a gain of $4,968,000. During the six months ended June 30, 2012 American National foreclosed on three loans with a recorded investment of $16,523,000. There were no foreclosures during the year ended December 31, 2011.

Credit Quality

The amounts of commercial mortgage loans placed on nonaccrual status and classified as non-performing are shown in the table below (in thousands):

	June 30, 2012	December 31, 2011
Commercial mortgages
Office	$—	$8,436
Retail	493	23,997

Total	$493	$32,433

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown in the table below (in thousands):

	June 30, 2012
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commerical mortgages
Office	$—	$—	$6,213	$6,213	$969,941	$976,154
Industrial	—	—	—	—	769,391	769,391
Retail	—	—	493	493	552,443	552,936
Other	—	—	—	—	774,783	774,783

Total	$—	$—	$6,706	$6,706	$3,066,558	3,073,264

Allowance for loan losses						12,366

Mortgage loans on real estate, net of allowance						$3,060,898

	December 31, 2011
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commerical mortgages
Office	$—	$—	$8,436	$8,436	$879,923	$888,359
Industrial	—	—	—	—	721,704	721,704
Retail	13,140	—	10,857	23,997	537,665	561,662
Other	—	—	—	—	765,078	765,078

Total	$13,140	$—	$19,293	$32,433	$2,904,370	2,936,803

Allowance for loan losses						11,321

Mortgage loans on real estate, net of allowance						$2,925,482

The amounts shown above are net of unamortized discounts of $8,633,000 and $10,189,000 and unamortized origination fees of $12,953,000 and $12,683,000 at June 30, 2012 and December 31, 2011, respectively. No other unearned income is included in these amounts.

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

The allowance for credit losses and unpaid principal balance in commercial mortgage loans are shown in the table below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Allowance for credit losses
December 31, 2011	$10,828	493	$11,321
Write down	—	(2,277)	(2,277)
Change in allowance	1,045	2,277	3,322

June 30, 2012	$11,873	$493	$12,366

Unpaid principal balance
June 30, 2012	$2,988,842	$106,008	$3,094,850

December 31, 2011	$2,725,930	$233,745	$2,959,675

The detail of loans individually evaluated for impairment with and without an allowance recorded by collateral property-type is shown in the tables below (in thousands):

	Six months ended June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded
Retail	$—	$493	$493	$—	$—

Without an allowance recorded
Office	$45,226	$45,226	$—	$45,358	$1,482
Retail	14,949	14,949	—	15,224	446
Other	45,340	45,340	—	45,354	1,520

Total without an allowance recorded	$105,515	$105,515	$—	$105,936	$3,448

	Year ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded
Retail	$—	$493	$493	$—	$—

Without an allowance recorded
Office	$48,833	$48,833	$—	$49,088	$3,506
Industrial	57,261	57,261	—	57,514	3,628
Retail	15,477	15,477	—	15,535	1,514
Other	111,681	111,681	—	111,407	7,546

Total without an allowance recorded	$233,252	$233,252	$—	$233,544	$16,194

Troubled Debt Restructurings

American National has a high quality, well performing, mortgage loan portfolio. For a very small portion of the portfolio, classified as troubled debt restructurings, American National has granted concessions related to the borrowers’ ability to pay the loan. The types of concessions granted are generally, one of or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions granted in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

At June 30, 2012 and December 31, 2011, three loans which were part of the mortgage loan portfolio had been modified in troubled debt restructurings. The outstanding recorded investment was $45,366,000 both before and after the modification. There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructurings and there have been no defaults on modified loans during the preceding twelve months.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type distribution is as follows:

	June 30, 2012	December 31, 2011
Shopping centers	42.4%	41.1%
Office buildings	22.8	22.0
Industrial	15.4	16.3
Hotels and motels	1.9	2.1
Other	17.5	18.5

Total	100.0%	100.0%

Investment real estate by geographic distribution is as follows:

	June 30, 2012	December 31, 2011
West South Central	63.4%	66.1%
South Atlantic	11.8	11.6
East North Central	6.8	5.2
Mountain	6.6	6.9
East South Central	5.7	5.2
West North Central	3.4	2.7
Pacific	2.3	2.3

Total	100.0%	100.0%

In the normal course of investment activities, American National and its wholly-owned subsidiaries enter into real estate partnership and joint venture agreements. Generally, opportunities are presented by a sponsor, with the significant activities being conducted on behalf of the sponsor. American National participates in the design of these entities, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. Financial or other support was not provided to investees designated as VIEs in the form of liquidity arrangements, guarantees, or other commitments by third parties that may affect the fair value or risk of American National’s variable interest in the investees designated as VIEs as of June 30, 2012 and December 31, 2011.

The total assets and liabilities relating to VIEs in which American National is the primary beneficiary and which are consolidated in its financial statements for the periods indicated are as follows (in thousands):

	June 30, 2012	December 31, 2011
Investment real estate	$158,795	$154,878
Short-term investments	1,302	3,364
Cash and cash equivalents	2,919	5,777
Accrued investment income	2,139	2,299
Other receivables	12,017	11,816
Other assets	3,791	3,870

Total assets of consolidated VIEs	$180,963	$182,004

Notes payable	$60,207	$58,894
Other liabilities	3,506	5,354

Total liabilities of consolidated VIEs	$63,713	$64,248

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

	June 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$70,073	$70,073	$85,509	$85,509

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

		June 30, 2012			December 31, 2011
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	349	$822,100	$77,136	332	$791,900	$65,188
Equity-indexed annuity embedded derivative	Future policy benefits - Annuity	18,404	688,500	(72,194)	16,727	661,300	(63,275)

		Gains (Losses) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments	Location Reported in the Consolidated Statements of Operations	2012	2011	2012	2011
Equity-indexed options	Net investment income	$(8,148)	$(1,818)	$11,499	$5,297
Equity-indexed annuity embedded derivative	Interest credited to policyholders’ account balances	9,417	2,996	(9,068)	(3,608)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income, before federal income taxes, is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Bonds	$172,005	$174,379	$345,868	$344,399
Equity securities	7,626	7,491	13,986	13,407
Mortgage loans	51,700	54,976	102,490	102,707
Real estate	31,775	31,850	48,992	54,575
Options	(8,148)	(1,818)	11,499	5,297
Other invested assets	12,401	10,040	21,466	20,314

	267,359	276,918	544,301	540,699
Investment expenses	(26,796)	(26,746)	(48,042)	(51,455)

Total	$240,563	$250,172	$496,259	$489,244

Realized investments gains (losses), before federal income taxes, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Bonds	$9,610	$2,784	$13,420	$13,107
Equity securities	2,859	6,278	10,214	18,814
Mortgage loans	(2,233)	1,450	(3,322)	—
Real estate	—	12,491	(252)	13,113
Other invested assets	(97)	(77)	(113)	(77)

Total	$10,139	$22,926	$19,947	$44,957

The OTTI, which are not included in the realized investments gains (losses) above, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Equity securities	$(5,261)	$—	$(8,098)	$—

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$10,558	$10,678	$13,704	$13,897
States of the U.S. and political subdivisions of the states	396,375	434,965	405,526	437,792
Foreign governments	29,057	33,915	29,044	34,022
Corporate debt securities	8,028,635	8,689,959	8,011,901	8,550,744
Residential mortgage-backed securities	628,211	676,334	714,659	761,447
Commercial mortgage-backed securities	31,341	11,431	31,341	11,183
Collateralized debt securities	5,395	4,793	7,134	6,116
Other debt securities	38,350	41,491	38,663	42,490

Total bonds held-to-maturity	9,167,922	9,903,566	9,251,972	9,857,691

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	15,565	15,565	13,086	13,086
States of the U.S. and political subdivisions of the states	616,146	616,146	618,848	618,848
Foreign governments	7,396	7,396	7,435	7,435
Corporate debt securities	3,660,413	3,660,413	3,505,146	3,505,146
Residential mortgage-backed securities	169,973	169,973	202,721	202,721
Collateralized debt securities	17,817	17,817	19,077	19,077
Other debt securities	15,386	15,386	15,294	15,294

Total bonds available-for-sale	4,502,696	4,502,696	4,381,607	4,381,607

Total fixed maturity securities	13,670,618	14,406,262	13,633,579	14,239,298

Equity securities
Common stock	1,021,601	1,021,601	968,907	968,907
Preferred stock	35,581	35,581	37,173	37,173

Total equity securities	1,057,182	1,057,182	1,006,080	1,006,080

Options	77,136	77,136	65,188	65,188
Mortgage loans on real estate, net of allowance	3,060,898	3,290,881	2,925,482	3,178,205
Policy loans	392,822	392,822	393,195	393,195
Short-term investments	341,198	341,198	345,330	345,330
Separate account assets	776,266	776,266	747,867	747,867

Total financial assets	$19,376,120	$20,341,747	$19,116,721	$19,975,163

Financial liabilities
Investment contracts	$10,036,650	$10,036,650	$9,993,804	$9,993,804
Embedded derivative liability for equity-indexed annuities	72,194	72,194	63,275	63,275
Notes payable	60,207	60,207	58,894	58,894
Separate account liabilities	776,266	776,266	747,867	747,867

Total financial liabilities	$10,945,317	$10,945,317	$10,863,840	$10,863,840

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. This volatility assumption is the range of implied volatilities that American National has determined market participants would use to price equity options that match the current derivative characteristics of our in-force equity-indexed annuities. Implied volatility can vary by term and strike price. An increase in implied volatility will result in an increase in the value of the equity-indexed annuity embedded derivatives, all other things being equal. At June 30, 2012, the implied volatility used to estimate embedded derivative value ranges from 15.1% to 32.3%.

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

Notes payable – Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.

Quantitative Disclosures

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of June 30, 2012 Using:
	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$10,678	$—	$10,678	$—
States of the U.S. and political subdivisions of the states	434,965	—	434,965	—
Foreign governments	33,915	—	33,915	—
Corporate debt securities	8,689,959	—	8,619,621	70,338
Residential mortgage-backed securities	676,334	—	676,331	3
Commercial mortgage-backed securities	11,431	—	—	11,431
Collateralized debt securities	4,793	—	—	4,793
Other debt securities	41,491	—	34,951	6,540

Total bonds held-to-maturity	9,903,566	—	9,810,461	93,105

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	15,565	—	15,565	—
States of the U.S. and political subdivisions of the states	616,146	—	613,621	2,525
Foreign governments	7,396	—	7,396	—
Corporate debt securities	3,660,413	—	3,615,024	45,389
Residential mortgage-backed securities	169,973	—	169,966	7
Collateralized debt securities	17,817	—	17,817	—
Other debt securities	15,386	—	15,386	—

Total bonds available-for-sale	4,502,696	—	4,454,775	47,921

Total fixed maturity securities	14,406,262	—	14,265,236	141,026

Equity securities
Common stock	1,021,601	1,021,601	—	—
Preferred stock	35,581	35,581	—	—

Total equity securities	1,057,182	1,057,182	—	—

Options	77,136	—	—	77,136
Mortgage loans on real estate	3,290,881	—	3,290,881	—
Policy loans	392,822	—	—	392,822
Short-term investments	341,198	—	341,198	—
Separate account assets	776,266	—	776,266	—

Total financial assets	$20,341,747	$1,057,182	$18,673,581	$610,984

Financial liabilities
Investment contracts	$10,036,650	$—	$—	$10,036,650
Embedded derivative liability for equity-indexed annuities	72,194	—	—	72,194
Notes payable	60,207	—	—	60,207
Separate account liabilities	776,266	—	776,266	—

Total financial liabilities	$10,945,317	$—	$776,266	$10,169,051

	Fair Value Measurement as of December 31, 2011 Using:
	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,897	$—	$13,897	$—
States of the U.S. and political subdivisions of the states	437,792	—	437,792	—
Foreign governments	34,022	—	34,022	—
Corporate debt securities	8,550,744	—	8,492,957	57,787
Residential mortgage-backed securities	761,447	—	759,773	1,674
Commercial mortgage-backed securities	11,183	—	—	11,183
Collateralized debt securities	6,116	—	—	6,116
Other debt securities	42,490	—	35,147	7,343

Total bonds held-to-maturity	9,857,691	—	9,773,588	84,103

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,086	—	13,086	—
States of the U.S. and political subdivisions of the states	618,848	—	616,323	2,525
Foreign governments	7,435	—	7,435	—
Corporate debt securities	3,505,146	—	3,492,113	13,033
Residential mortgage-backed securities	202,721	—	202,715	6
Collateralized debt securities	19,077	—	18,826	251
Other debt securities	15,294	—	15,294	—

Total bonds available-for-sale	4,381,607	—	4,365,792	15,815

Total fixed maturity securities	14,239,298	—	14,139,380	99,918

Equity securities
Common stock	968,907	968,907	—	—
Preferred stock	37,173	37,173	—	—

Total equity securities	1,006,080	1,006,080	—	—

Options	65,188	—	—	65,188
Mortgage loans on real estate	3,178,205	—	3,178,205	—
Policy loans	393,195	—	—	393,195
Short-term investments	345,330	—	345,330	—
Separate account assets	747,867	—	747,867	—

Total financial assets	$19,975,163	$1,006,080	$18,410,782	$558,301

Financial liabilities
Investment contracts	$9,993,804	$—	$—	$9,993,804
Embedded derivative liability for equity-indexed annuities	63,275	—	—	63,275
Notes payable	58,894	—	—	58,894
Separate account liabilities	747,867	—	747,867	—

Total financial liabilities	$10,863,840	$—	$747,867	$10,115,973

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

	Three months ended June 30				Six months ended June 30
		Equity-	Embedded			Equity-	Embedded
	Investment	Indexed	Derivative		Investment	Indexed	Derivative
	Securities	Options	Liability	Total	Securities	Options	Liability	Total
Beginning balance, 2011	$77,709	$72,969	$(66,180)	$84,498	$90,477	$66,716	$(59,644)	$97,549
Total realized and unrealized investment gains/losses
Included in other comprehensive income	428	—	—	428	(258)	—	—	(258)
Net fair value change included in realized gains/losses	17	—	—	17	168	—	—	168
Net gain (loss) for derivatives included in net investment income	—	(1,818)	—	(1,818)	—	5,297	—	5,297
Net change included in interest credited	—	—	2,996	2,996	—	—	(3,608)	(3,608)
Purchases, sales and settlements or maturities
Purchases	(1)	5,216	—	5,215	12	8,876	—	8,888
Sales	—	—	—	—	(10,181)	—	—	(10,181)
Settlements or maturities	(1,262)	(4,842)	—	(6,104)	(3,332)	(9,364)	—	(12,696)
Premiums less benefits	—	—	(1,841)	(1,841)	—	—	(1,773)	(1,773)
Gross transfers into Level 3	(5)	—	—	(5)	—	—	—	—

Ending balance, 2011	$76,886	$71,525	$(65,025)	$83,386	$76,886	$71,525	$(65,025)	$83,386

Beginning balance, 2012	$100,917	$84,706	$(78,654)	$106,969	$99,918	$65,188	$(63,275)	$101,831
Total realized and unrealized investment gains/losses
Included in other comprehensive income	(1,580)	—	—	(1,580)	2,098	—	—	2,098
Net fair value change included				—
in realized gains/losses	(1)	—	—	(1)	(18)	—	—	(18)
Net gain (loss) for derivatives included in net investment income	—	(9,628)	—	(9,628)	—	8,170	—	8,170
Net change included in interest credited	—	—	9,417	9,417	—	—	(9,068)	(9,068)
Purchases, sales and settlements or maturities
Purchases	505	4,140	—	4,645	523	8,481	—	9,004
Sales	(379)	—	—	(379)	(2,881)	—	—	(2,881)
Settlements or maturities	(165)	(2,082)	—	(2,247)	(343)	(4,703)	—	(5,046)
Premiums less benefits	—	—	(2,957)	(2,957)	—	—	149	149
Gross transfers into Level 3	41,729	—	—	41,729	41,729	—	—	41,729

Ending balance, 2012	$141,026	$77,136	$(72,194)	$145,968	$141,026	$77,136	$(72,194)	$145,968

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain of $2,098,000 and an unrealized loss of $12,613,000 relating to assets still held at June 30, 2012 and December 31, 2011, respectively.

The transfers into Level 3 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The transfers out of Level 3 were securities being priced by a third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

There were no transfers between Level 1 and Level 2 fair value hierarchies.

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at December 31, 2011 (As Adjusted)	$651,579	$463,030	$55,100	$150,984	$1,320,693

Additions	40,315	36,617	5,471	115,386	197,789
Amortization	(36,342)	(43,424)	(9,100)	(114,223)	(203,089)
Effect of change in unrealized gains on available-for-sale securities	(3,296)	(18,802)	—	—	(22,098)

Net change	677	(25,609)	(3,629)	1,163	(27,398)

Balance at June 30, 2012	$652,256	$437,421	$51,471	$152,147	$1,293,295

Commissions comprise the majority of the additions to DAC during the period. Effective January 1, 2012, American National retrospectively adopted a new accounting standard that modified the accounting for DAC. Refer to Notes 2 and 3 for additional discussion. All amounts for the value of business acquired resulting from the acquisition of life insurance portfolios have been accounted for in accordance with the relevant accounting literature and are immaterial in all periods presented.

11. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

The liability for unpaid claims and claim adjustment expenses (“CAE”) for accident and health, and property and casualty insurance is included in the liability for policy and contract claims in the consolidated statements of financial position and represents the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liability for unpaid claims and CAE are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of changes in such estimated liability are included in the consolidated results of operations in the period in which the changes occur.

Activities in the liability for unpaid claims and CAE (“claims”) included in policy and contract claims in the consolidated statements of financial position are shown below (in thousands):

	2012	2011
Unpaid claims balance, beginning	$1,180,259	$1,210,126
Less reinsurance recoverables	235,174	222,635

Net beginning balance	945,085	987,491

Incurred related to:
Current	553,846	603,646
Prior years	(37,244)	(48,483)

Total incurred claims	516,602	555,163

Paid claims related to:
Current	268,889	333,886
Prior years	220,479	223,244

Total paid claims	489,368	557,130

Net balance	972,319	985,524
Plus reinsurance recoverables	233,344	285,887

Unpaid claims balance, ending	$1,205,663	$1,271,411

The potential uncertainty caused by volatility in loss development profiles is adjusted through the selection of loss development factor patterns for each line of insurance. The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and CAE attributable to insured events of prior years decreased by approximately $37,244,000 during the first six months of 2012 and $48,483,000 during the same period in 2011.

12. NOTES PAYABLE

American National’s real estate holding subsidiaries are partners in certain joint ventures determined to be VIEs that are consolidated in American National’s consolidated financial statements. The real estate owned through the respective ventures secures notes payable, and American National’s liability for these notes is limited to the amount of its investment in the respective ventures, which totaled $17,950,000 and $17,959,000 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the current portion and the long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $47,707,000 and $12,500,000, respectively. At December 31, 2011, the current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $46,387,000 and $12,507,000, respectively. The average interest rate on the current portion of the notes payable was 2.86% during the six months ended June 30, 2012. The long-term portion of the notes payable have interest rates equivalent to adjusted LIBOR plus 1.00% and 2.50% margins. The average interest rate on the long-term portion of the notes payable was 4.63% and 3.15% during the six months ended June 30, 2012 and 2011, respectively. The long-term notes payable will mature in 2016 and 2049.

13. FEDERAL INCOME TAXES

The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate to the statutory federal income tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
			(As Adjusted)				(As Adjusted)
Income tax expense on pre-tax income	$6,524	35.0%	$12,907	35.0%	$28,704	35.0%	$34,350	35.0%
Tax-exempt investment income	(1,837)	(9.9)	(2,024)	(5.5)	(3,742)	(4.6)	(4,067)	(4.1)
Dividend exclusion	(1,483)	(8.0)	(1,440)	(3.9)	(2,952)	(3.6)	(2,704)	(2.8)
Miscellaneous tax credits, net	(2,352)	(12.6)	(2,129)	(5.8)	(4,463)	(5.4)	(4,129)	(4.2)
Other items, net	(3,236)	(17.3)	(2,922)	(7.9)	(2,948)	(3.6)	(2,673)	(2.7)

Total	$(2,384)	(12.8)%	$4,392	11.9%	$14,599	17.8%	$20,777	21.2%

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	June 30, 2012	December 31, 2011
		(As Adjusted)
DEFERRED TAX ASSETS:
Investments, principally due to impairment losses	$86,736	$87,518
Investment in real estate and other invested assets principally due to investment valuation allowances	6,886	8,620
Policyholder funds, principally due to policy reserve discount	234,512	235,827
Policyholder funds, principally due to unearned premium reserve	32,512	31,230
Non-qualified pension	28,377	28,503
Participating policyholders’ surplus	34,448	33,677
Pension	61,527	63,597
Commissions and other expenses	7,217	8,165
Tax carryforwards	36,654	32,220
Other assets	7,001	79

Gross deferred tax assets	535,870	529,436

DEFERRED TAX LIABILITIES:
Available-for-sale securities, principally due to net unrealized gains	(230,621)	(189,194)
Investment in bonds, principally due to accrual of discount on bonds	(12,935)	(11,774)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(341,740)	(350,319)

Gross deferred tax liabilities	(585,296)	(551,287)

Total net deferred tax liability	$(49,426)	$(21,851)

Management believes that a sufficient level of taxable income will be achieved to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of June 30, 2012 and December 31, 2011. However, if not utilized beforehand, approximately $36,654,000 in ordinary loss tax carryforwards will expire at the end of tax year 2032.

American National recognizes, when applicable, interest and penalties related to uncertain tax positions. Interest and penalties are included in the “Other operating expenses” line in the consolidated statements of operations. No interest expense was incurred for the six months ended June 30, 2012 and for the year ended December 31, 2011. In addition, no provision for penalties was established for uncertain tax positions. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 to 2010 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

A total of $7,599,000 and $34,441,000 was paid to the IRS during the six months ended June 30, 2012 and 2011, respectively.

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the accumulated balances of each component of other comprehensive income (loss), and the related tax effects thereon, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Transaction and Translation Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$290,489	$(65,533)	$256	$225,212

Unrealized holding gains (losses) arising during the period (net of tax $37,399)	69,455			69,455
Reclassification adjustment for (gains) losses realized in net income/loss (net of tax $7,214)	(13,312)			(13,312)
Unrealized adjustment to deferred policy acquisition costs (net of tax benefit $7,428)	(13,793)			(13,793)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $1,419)	(2,636)			(2,636)
Cumulative effect of accounting change - deferred policy acquisition costs (net of tax $325)	604			604

Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $101)		(188)		(188)

Foreign exchange adjustment (net of tax $104)			193	193

Balance at June 30, 2011	$330,807	$(65,721)	$449	$265,535

Balance at December 31, 2011	$274,837	$(115,485)	$51	$159,403

Unrealized holding gains (losses) arising during the period (net of tax $43,724)	81,202			81,202
Reclassification adjustment for (gains) losses realized in net income/loss (net of tax $2,297)	(4,098)			(4,098)
Unrealized adjustment to deferred policy acquisition costs (net of tax $7,602)	(14,496)			(14,496)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $1,546)	(2,871)			(2,871)

Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $2,581)		4,793		4,793

Foreign exchange adjustment (net of tax $178)			330	330

Balance at June 30, 2012	$334,574	$(110,692)	$381	$224,263

15. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30,	December 31,
	2012	2011
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,995,858)	(4,011,165)

Outstanding shares	26,836,591	26,821,284
Restricted shares	(261,334)	(261,334)

Unrestricted outstanding shares	26,575,257	26,559,950

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

RS Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero, of which 261,334 shares are unvested. The compensation expense recorded for the three and six months ended June 30, 2012 was $669,000 and $1,339,000, respectively. The compensation expense recorded for the three and six months ended June 30, 2011 was $670,000 and $1,333,000, respectively

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after the vesting period. American National uses the Black-Scholes option pricing model to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $7,000 and $10,000 at June 30, 2012 and December 31, 2011, respectively. A credit to compensation expense was recorded totaling $1,000 and $3,000 for the three and six months ended June 30, 2012, respectively. Compensation income was recorded totaling $0 and $4,000 for the three and six months ended June 30, 2011, respectively.

RSUs are awarded as part of American National’s incentive compensation plan. In 2011, RSUs were also awarded as part of the Board of Directors compensation. The RSUs are converted to American National’s common stock on a one-for-one basis, generally after a two-year cliff or three-year graded vesting requirement, depending on the terms of the grant. These awards result in compensation expense to American National over the vesting period or a shorter period as a result of retirement provisions. Compensation expense was recorded totaling $5,819,000 and $7,312,000 for the three and six months ended June 30, 2012, respectively, which includes expenses related to the retirement provisions. Compensation expense was recorded totaling $523,000 and $813,000 for the three and six months ended June 30, 2011, respectively.

SAR, RS and RSU information for the periods indicated is shown below:

	SAR Shares	SAR Weighted- Average Grant Date Fair Value	RS Shares	RS Weighted- Average Grant Date Fair Value	RS Units	RSU Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	126,769	$110.08	261,334	$102.98	69,566	$83.56

Granted	—	—	—	—	75,355	71.69
Exercised	(200)	—	—	—	(17,297)	94.56
Forfeited	(3,309)	114.04	—	—	(399)	74.85
Expired	(10,542)	104.08	—	—	—	—

Outstanding at June 30, 2012	112,718	$110.59	261,334	$102.98	127,225	$75.06

The weighted-average contractual remaining life for the 112,718 SAR shares outstanding as of June 30, 2012, is 1.4 years. The weighted-average exercise price, which is the same with the weighted-average grant date fair value above, for these shares, is $110.59 per share. Of the shares outstanding, 95,934 are exercisable at a weighted-average exercise price of $110.50 per share.

The weighted-average contractual remaining life for the 261,334 RS shares outstanding as of June 30, 2012, is 4.9 years. The weighted-average price at the date of grant for these shares is $102.98 per share. None of the shares outstanding were exercisable.

The weighted-average contractual remaining life for the 127,225 RSUs authorized as of June 30, 2012, is 2.2 years. The weighted-average price at the date of grant for these units is $75.06 per share. None of the authorized units were exercisable.

Earnings (loss) per share

Basic earnings (losses) per share were calculated using a weighted-average number of shares outstanding. The Restricted Stock resulted in diluted earnings per share as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Weighted average shares outstanding	26,685,128	26,559,950	26,675,405	26,559,821
Incremental shares from restricted stock	169,467	146,195	172,853	141,203

Total shares for diluted calculations	26,854,595	26,706,145	26,848,258	26,701,024

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$20,506,000	$29,240,000	$65,722,000	$76,768,000

Basic earnings (loss) per share	$0.77	$1.10	$2.46	$2.89
Diluted earnings (loss) per share	0.76	1.09	2.45	2.88

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At June 30, 2012 and December 31, 2011, American National Insurance Company’s statutory capital and surplus was $2,116,214,000 and $2,000,551,000, respectively.

The same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by the parent company from its insurance subsidiaries amounted to zero for the six months ended June 30, 2012 and 2011.

At June 30, 2012, approximately $1,469,022,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to approximately $1,436,489,000 at December 31, 2011. Any transfer of these net assets to American National Insurance Company would be subject to statutory restrictions and approval.

Noncontrolling interests

American National County Mutual Insurance Company (County Mutual) is a mutual insurance company that is owned by its policyholders. County Mutual has a management agreement that effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interests that the policyholders of County Mutual have in the financial position of County Mutual are reflected as noncontrolling interest totaling $6,750,000 at June 30, 2012 and December 31, 2011.

American National’s wholly-owned subsidiary, ANTAC, Inc., is a partner in various joint ventures. ANTAC exercises significant control or ownership of certain of these joint ventures, resulting in their consolidation into the American National’s consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net liability of $6,303,000 and $6,197,000 at June 30, 2012 and December 31, 2011, respectively.

16. SEGMENT INFORMATION

American National is engaged principally in the insurance business. Management organizes the business into five operating segments which are discussed in Note 18, Segment Information, of the notes to the consolidated financial statements in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012:

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

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following tables summarize results of operations by operating segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates:
Life	$19,258	$10,947	$26,813	$30,295
Annuity	23,882	26,216	47,614	31,649
Health	6,260	5,061	4,810	8,049
Property and casualty	(36,409)	(43,088)	(11,848)	(30,831)
Corporate and other	5,649	37,741	14,622	58,980

Total	$18,640	$36,877	$82,011	$98,142

17. COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of operations, American National had commitments outstanding at June 30, 2012, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating to $219,809,000, of which $175,719,000 is expected to be funded in 2012. The remaining balance of $44,090,000 will be funded in 2013 and beyond. As of June 30, 2012, all of the mortgage loan commitments have fixed interest rates.

In September 2011, American National renewed a previous $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding American National’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2012 and December 31, 2011, the outstanding letters of credit were $31,039,000 and $31,716,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2012. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2012, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $211,360,000.

Litigation

American National and certain subsidiaries are defendants in various lawsuits concerning alleged failure to honor certain loan commitments, alleged breach of certain agency and real estate contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and other litigation arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position or results of operations. However, these lawsuits are in various stages of development, and future facts and circumstances could result in management’s changing its conclusions.

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

		Dollar Amount of Transactions		Amount due to/(from)
		Six months ended June 30,		American National
Related Party	Financial Statement Line Impacted	2012	2011	June 30, 2012	December 31, 2011
Gal-Tex Hotel Corporation	Mortgage loans on real estate	$264	$488	$9,433	$9,957
Gal-Tex Hotel Corporation	Net investment income	174	390	57	60
Greer, Herz and Adams, LLP	Other operating costs and expenses	3,760	2,026	(333)	(198)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation. The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National. American National held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $9,433,000 as of June 30, 2012, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is one of American National’s advisory directors and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the six months ended June 30, 2012 and 2011 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

Certain statements contained herein are forward-looking statements. The forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to changes and uncertainties, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:

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

For a discussion of our critical accounting estimates, see the MD&A in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012. Effective January 1, 2012, we retrospectively adopted a new accounting policy on the capitalization of deferred policy acquisition costs (“DAC”). Upon adoption of this change in accounting policy, prior period amounts have been adjusted and are indicated “As Adjusted” where applicable. Refer to Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Unaudited Consolidated Financial Statements for additional information. There were no other material changes in accounting policies since December 31, 2011.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For discussions of our segment results, see the “Results of Operations and Related Information by Segment” section. The following table sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Premiums and other revenues
Premiums	$428,565	$435,816	$(7,251)	$853,651	$871,650	$(17,999)
Other policy revenues	49,016	46,379	2,637	97,063	95,510	1,553
Net investment income	240,563	250,172	(9,609)	496,259	489,244	7,015
Realized investments gains (losses), net	4,878	22,926	(18,048)	11,849	44,957	(33,108)
Other income	7,940	6,487	1,453	14,815	12,292	2,523

Total premiums and other revenues	730,962	761,780	(30,818)	1,473,637	1,513,653	(40,016)

Benefits, losses and expenses
Policyholder benefits	120,521	122,691	(2,170)	243,589	229,351	14,238
Claims incurred	281,441	293,897	(12,456)	513,668	551,015	(37,347)
Interest credited to policyholders’ account balances	91,019	99,139	(8,120)	215,883	205,530	10,353
Commissions for acquiring and servicing policies	95,528	118,766	(23,238)	191,042	228,401	(37,359)
Other operating expenses	120,151	113,111	7,040	222,144	235,372	(13,228)
Change in deferred policy acquisition costs (1)	3,662	(22,701)	26,363	5,300	(34,158)	39,458

Total benefits and expenses	712,322	724,903	(12,581)	1,391,626	1,415,511	(23,885)

Income (loss) before other items and federal income taxes	$18,640	$36,877	$(18,237)	$82,011	$98,142	$(16,131)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Consolidated earnings decreased during the three and six months ending June 30, 2012 compared to the same periods in 2011 primarily as a result of decreases in realized investments gains. The decrease for the six months ended June 30, 2012 was partially offset by an increase in our annuity segment profitability from lower expenses and in our property and casualty segment from lower claims incurred.

In the Consolidated Results of Operations above and in the segment discussions that follow, certain amounts in the prior year have been reclassified to conform to the current year presentation. Included in these reclassifications is the effect of the retrospective adoption of a new accounting standard relating to DAC, which decreased reported income before other items and federal income taxes for the three and six months ended June 30, 2011 by $1.2 million and $2.7 million, respectively.

Results of Operations and Related Information by Segment

Life

The Life segment includes traditional life insurance products such as whole life and term life, and interest-sensitive life insurance products such as fixed, variable and indexed universal life. We market these products on a nationwide basis through employee agents, multiple-line agents, independent agents, brokers and direct marketing channels. Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Premiums and other revenues:
Premiums	$70,699	$69,474	$1,225	$137,150	$135,860	$1,290
Other policy revenues	45,711	42,068	3,643	90,363	86,911	3,452
Net investment income	59,380	60,411	(1,031)	118,285	119,493	(1,208)
Other income	802	898	(96)	1,552	1,698	(146)

Total premiums and other revenues	176,592	172,851	3,741	347,350	343,962	3,388

Benefits, losses and expenses:
Policyholder benefits	76,799	79,854	(3,055)	160,622	156,541	4,081
Interest credited to policyholders’ account balances	14,063	15,080	(1,017)	28,984	30,136	(1,152)
Commissions for acquiring and servicing policies	25,042	22,921	2,121	46,431	43,783	2,648
Other operating expenses	44,180	46,176	(1,996)	88,473	86,610	1,863
Change in deferred policy acquisition costs (1)	(2,750)	(2,127)	(623)	(3,973)	(3,403)	(570)

Total benefits and expenses	157,334	161,904	(4,570)	320,537	313,667	6,870

Income before other items and federal income taxes	$19,258	$10,947	$8,311	$26,813	$30,295	$(3,482)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased for the three months ended June 30, 2012, primarily due to an increase in other policy revenues coupled with a decrease in policyholder benefits. Earnings decreased for the six months ended June 30, 2012, primarily due to increases in policyholder benefits during the first quarter which more than offset the decrease in policyholder benefits in the second quarter. Commissions for acquiring and servicing policies during the six-month period also increased partially offset by an increase in other policy revenues.

Premiums and other revenues

Revenues from traditional life insurance products include scheduled premium payments from policyholders on whole life and term life products. These premiums are in exchange for financial protection from a specific insurable event, such as death or disability. The change in these premiums is impacted by new sales during the period and the persistency of in-force policies. Premiums increased slightly during the three and six months ended June 30, 2012 compared to the same periods in 2011.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increases during the three and six months ended June 30, 2012 were primarily driven by increases in mortality charges and related fees due to growth in our universal life block of business.

Benefits, losses and expenses

Benefits decreased for the three months ended June 30, 2012 primarily resulting from lower mortality costs net of reinsurance. During the six months ended June 30, 2012 benefits increased primarily due to higher net mortality costs during the first quarter which more than offset the lower mortality costs in the second quarter. Each of these changes is considered part of normal volatility associated with the business.

Commissions increased for the three and six months ended June 30, 2012 primarily due to increases in new business.

Other operating expenses during 2011 benefitted from a reduction of an accrual for litigation contingencies during 2011. Without this reduction, other operating expenses would have decreased slightly for the three and six months ended June 30, 2012.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(As Adjusted)			(As Adjusted)
Acquisition cost capitalized	$22,640	$18,686	$3,954	$40,315	$37,543	$2,772
Amortization of DAC	(19,890)	(16,559)	(3,331)	(36,342)	(34,140)	(2,202)

Change in deferred policy acquisition costs (1)	$2,750	$2,127	$623	$3,973	$3,403	$570

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Acquisition costs capitalized increased slightly during the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily as a result of a small increase in commissions.

Policy In-Force Information

The following table summarizes changes in the Life segment’s insurance in-force amounts (in thousands):

	Six months ended June 30,
	2012	2011	Change
Life insurance in-force:
Traditional life	$46,968,459	$46,519,820	$448,639
Interest-sensitive life	23,790,770	23,685,084	105,686

Total life insurance in-force	$70,759,229	$70,204,904	$554,325

The following table summarizes changes in the Life segment’s number of policies in-force:

	Six months ended June 30,
	2012	2011	Change
Number of policies in-force
Traditional life	2,163,246	2,234,613	(71,367)
Interest-sensitive life	181,581	176,775	4,806

Total number of policies	2,344,827	2,411,388	(66,561)

Our new business activity during the first six months of 2012 was comprised of fewer, but larger face-value policies.

Annuity

We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, multiple-line and employee agents. Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(As Adjusted)			(As Adjusted)
Premiums and other revenues:
Premiums	$34,723	$32,110	$2,613	$63,135	$51,600	$11,535
Other policy revenues	3,305	4,311	(1,006)	6,700	8,599	(1,899)
Net investment income	138,460	144,439	(5,979)	304,697	292,324	12,373
Other income	52	(43)	95	93	121	(28)

Total premiums and other revenues	176,540	180,817	(4,277)	374,625	352,644	21,981

Benefits, losses and expenses:
Policyholder benefits	43,722	42,837	885	82,967	72,810	10,157
Interest credited to policyholders’ account balances	76,956	84,059	(7,103)	186,899	175,394	11,505
Commissions for acquiring and servicing policies	15,880	29,576	(13,696)	29,771	59,549	(29,778)
Other operating expenses	12,812	13,485	(673)	20,567	41,016	(20,449)
Change in deferred policy acquisition costs	3,288	(15,356)	18,644	6,807	(27,774)	34,581

Total benefits, losses and expenses	152,658	154,601	(1,943)	327,011	320,995	6,016

Income before other items and federal income taxes	$23,882	$26,216	$(2,334)	$47,614	$31,649	$15,965

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings were relatively flat for the three months ended June 30, 2012 compared to 2011. Earnings increased for the six months ended June 30, 2012 compared to 2011 primarily due to a decrease in other operating expenses. Other operating expenses were higher during 2011 primarily as a result of the settlement of litigation in 2011 for $12.0 million.

Premiums and other revenues

Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Fixed deferred annuity	$170,270	$483,259	$(312,989)	$333,517	$1,031,605	$(698,088)
Single premium immediate annuity	57,915	42,959	14,956	103,926	76,653	27,273
Equity-indexed deferred annuity	35,545	48,797	(13,252)	58,043	82,607	(24,564)
Variable deferred annuity	24,936	19,835	5,101	51,318	46,114	5,204

Total	288,666	594,850	(306,184)	546,804	1,236,979	(690,175)
Less: policy deposits	253,943	562,740	(308,797)	483,669	1,185,379	(701,710)

Total earned premiums	$34,723	$32,110	$2,613	$63,135	$51,600	$11,535

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Six months ended June 30,
	2012	2011
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,824,416	$9,006,692
Net inflows	252,601	964,434
Surrenders	(397,144)	(459,683)
Fees	(4,347)	(6,109)
Interest credited	184,652	175,929

Account value, end of period	$9,860,178	$9,681,263

Single premium immediate annuity
Reserve, beginning of period	$978,722	$903,126
Net inflows	32,979	19,400
Interest and mortality	21,071	21,284

Reserve, end of period	$1,032,772	$943,810

Variable deferred annuity
Account value, beginning of period	$380,129	$415,757
Net inflows	48,955	43,411
Surrenders	(62,174)	(60,562)
Fees	(2,329)	(2,463)
Change in market value and other	23,223	16,171

Account value, end of period	$387,804	$412,314

Fixed deferred annuity net inflows decreased significantly for the six months ended June 30, 2012. We are managing these products to lower sales during 2012, thereby mitigating risks associated with investing in the persistently low interest rate environment.

Equity-indexed annuities allow policyholders to participate in equity returns while also having certain downside protection from the guaranteed minimum returns defined in the product. Deposits for this product decreased during the six months ended June 30, 2012. This decrease was primarily attributed to lower indexed crediting terms resulting from lower fixed investment yields in 2012.

Single premium immediate annuities (“SPIA”) increased for the six months ended June 30, 2012. This was driven primarily by new retirees entering the market for guaranteed monthly payouts on a portion of their retirement dollars.

Net investment income decreased for the three months ended June 30, 2012 compared to 2011 primarily as a result of $8.1 million realized losses from marking our option portfolio to fair value during the second quarter. Net investment income increased for the six-month period primarily due to an increase in the assets attributable to annuity account balances.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Benefits increased for the six months ended June 30, 2012 compared to 2011 due to an increase in reserves associated with SPIA production.

Commissions decreased for the three and six months ended June 30, 2012 compared to 2011 primarily due to reduced annuity production during the periods.

Other operating expenses decreased during the six months ended June 30, 2012 compared to 2011 primarily as a result of a litigation accrual related to the settlement of certain litigation during 2011. Additionally, a decrease in producer compensation linked to annuity production reduced other operating expenses further.

The change in DAC represents acquisition costs capitalized, net of amortization of existing DAC. The amortization of DAC is calculated in proportion to gross profits. The following table presents the components of change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(As Adjusted)			(As Adjusted)
Acquisition cost capitalized	$19,049	$34,927	$(15,878)	$36,617	$69,948	$(33,331)
Amortization of DAC	(22,337)	(19,571)	(2,766)	(43,424)	(42,174)	(1,250)

Change in deferred policy acquisition costs (1)	$(3,288)	$15,356	$(18,644)	$(6,807)	$27,774	$(34,581)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The decrease in acquisition costs capitalized during the three and six months ended June 30, 2012 compared to 2011 was the result of lower commissions incurred with the decrease in annuity production.

An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the six months ended June 30, 2012 and 2011 was 39.0%, and 40.4%, respectively. The slight improvement in the ratio was primarily driven by a decrease in surrenders during the six months ended June 30, 2012 compared to 2011.

Options and derivatives

Shown below is an analysis of the impact to net investment income of the option return, along with the impact to interest credited of the equity-indexed annuity embedded derivative (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Net investment income
Without option return	$146,608	$146,257	$351	$293,198	$287,027	$6,171
Option return	(8,148)	(1,818)	(6,330)	11,499	5,297	6,202

Interest credited to policy account balances
Without embedded derivative	86,373	87,055	(682)	177,831	171,786	6,045
Equity-indexed annuity embedded derivative	(9,417)	(2,996)	(6,421)	9,068	3,608	5,460

Net investment income without option return, as well as the related interest credited without equity-indexed return, increased during the three and six months ended June 30, 2012 compared to 2011. The increases were primarily due to increases in aggregate annuity account values.

The option return, as well as the related equity-indexed-annuity embedded derivative return, during the three and six months ended June 30, 2012 changed as a result of the change in the S&P 500 Index during the respective periods. These option returns correlate to the (3.3)% and 8.3% three and six month changes for the periods ending June 30, 2012 for the S&P 500 Index, compared to (0.4)% and 5.0% for the same periods ended June 30, 2011, respectively.

Health

The Health segment primarily focuses on supplemental and limited benefit coverage products including Medicare Supplement insurance as well as hospital surgical and cancer policies. For the first six months of 2012, premium volume was concentrated in our Medicare Supplement (42.6%) and group (17.4%) lines. Our other health products include credit accident and health policies, stop loss, and dental coverages. Health products are distributed through our network of independent agents and Managing General Underwriters (“MGU”). Health segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Premiums and other revenues:
Premiums	$54,712	$58,384	$(3,672)	$111,766	$117,028	$(5,262)
Net investment income	2,960	3,425	(465)	5,934	6,841	(907)
Other income	4,034	3,603	431	7,860	6,520	1,340

Total premiums and other revenues	61,706	65,412	(3,706)	125,560	130,389	(4,829)

Benefits, losses and expenses:
Claims incurred	36,475	39,466	(2,991)	81,150	81,073	77
Commissions for acquiring and servicing policies	6,657	7,100	(443)	12,916	13,566	(650)
Other operating expenses	11,237	12,419	(1,182)	23,055	23,994	(939)
Change in deferred policy acquisition costs	1,077	1,366	(289)	3,629	3,707	(78)

Total benefits and expenses	55,446	60,351	(4,905)	120,750	122,340	(1,590)

Income (loss) before other items and federal income taxes	$6,260	$5,061	$1,199	$4,810	$8,049	$(3,239)

Earnings increased for the three months ended June 30, 2012, driven primarily by a decrease in claims and operating expenses, partially offset by a decrease in premiums. Earnings decreased for the six months ended June 30, 2012, driven primarily by a decrease in premiums.

Premiums and other revenues

Health premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	dollars	percentage	dollars	percentage	dollars	percentage	dollars	percentage
Medicare Supplement	$24,107	44.1%	$25,231	43.2%	$47,622	42.6%	$51,331	43.9%
Group	8,633	15.8	8,619	14.8	19,470	17.4	15,715	13.4
Medical expense	9,482	17.3	11,955	20.4	19,527	17.5	25,239	21.6
MGU	4,385	8.0	3,485	6.0	8,610	7.7	6,473	5.5
Credit accident and health	4,117	7.5	5,015	8.6	8,647	7.7	10,157	8.7
All other	3,988	7.3	4,079	7.0	7,890	7.1	8,113	6.9

Total	$54,712	100.0%	$58,384	100.0%	$111,766	100.0%	$117,028	100.0%

Earned premiums decreased during the three and six months ended June 30, 2012, primarily as a result of the run-off of the closed block of our medical expense insurance plans, which will continue decreasing, and also due to Medicare Supplement sales declines due to aggressive pricing by a large competitor. These decreases were partially offset by an increase in sales of our group and MGU lines.

Our in-force certificates or policies as of the dates indicated are as follows:

	June 30,
	2012		2011
	number	percentage	number	percentage
Medicare Supplement	41,430	6.8%	43,783	7.0%
Group	20,060	3.3	19,935	3.2
Medical expense	7,230	1.3	9,040	1.5
MGU	174,517	29.0	119,264	19.1
Credit accident and health	251,959	41.8	283,533	45.6
All other	107,238	17.8	146,773	23.6

Total	602,434	100.0%	622,328	100.0%

Our total in-force policies decreased during the six months ended June 30, 2012 compared to 2011. The increase in the MGU and group lines were more than offset by decreases in the credit accident and health, Medicare Supplement, medical expense and other lines.

Benefits, losses and expenses

Claims incurred decreased during the three months ended June 30, 2012 compared to the same period in 2011, while claims incurred during the six months ended June 30, 2012 were substantially unchanged. The three month decrease was primarily due to decreases in claims in our medical expense insurance plans and Medicare Supplement line. Somewhat offsetting this decrease were increases in claims in our MGU line due to an increase in the size of the MGU block of business.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Acquisition cost capitalized	$2,937	$3,703	$(766)	$5,471	$6,702	$(1,231)
Amortization of DAC	(4,014)	(5,069)	1,055	(9,100)	(10,409)	1,309

Change in deferred policy acquisition costs (1)	$(1,077)	$(1,366)	$289	$(3,629)	$(3,707)	$78

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Property and Casualty

Property and Casualty business is written through our Multiple-Line and Credit Insurance Division agents. Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(As Adjusted)			(As Adjusted)
Premiums and other revenues:
Net premiums written	$278,777	$294,526	$(15,749)	$560,026	$584,787	$(24,761)

Net premiums earned	268,431	275,848	(7,417)	541,600	567,162	(25,562)
Net investment income	17,781	18,312	(531)	35,480	36,378	(898)
Other income	1,737	922	815	3,446	2,278	1,168

Total premiums and other revenues	287,949	295,082	(7,133)	580,526	605,818	(25,292)

Benefits, losses and expenses:
Claims incurred	244,966	254,431	(9,465)	432,518	469,942	(37,424)
Commissions for acquiring and servicing policies	47,949	59,169	(11,220)	101,924	111,503	(9,579)
Other operating expenses	29,396	31,154	(1,758)	59,095	61,892	(2,797)
Change in deferred policy acquisition costs (1)	2,047	(6,584)	8,631	(1,163)	(6,688)	5,525

Total benefits and expenses	324,358	338,170	(13,812)	592,374	636,649	(44,275)

Income before other items and federal income taxes	$(36,409)	$(43,088)	$6,679	$(11,848)	$(30,831)	$18,983

Loss and claim adjustment expense ratio	91.3%	92.2%	(0.9)	79.9%	82.9%	(3.0)
Underwriting expense ratio	29.6	30.4	(0.8)	29.5	29.4	0.1

Combined ratio	120.9%	122.6%	(1.7)	109.4%	112.3%	(2.9)

Impact of catastrophe events on combined ratio	24.2	27.0	(2.8)	14.3	18.2	(3.9)

Combined ratio without impact of catastrophe events	96.7%	95.6%	1.1	95.1%	94.1%	1.0

Gross catastrophe losses	$67,771	$152,918	$(85,147)	$81,741	$189,954	$(108,213)
Net catastrophe losses	63,765	62,802	963	77,002	90,830	(13,828)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The Property and Casualty segment results improved during the three and six months ended June 30, 2012, primarily due to a significant decrease in claims incurred and to a lesser extent a reduction in operating expenses.

Premiums and other revenues

Net premiums written and earned decreased during the three and six months ended June 30, 2012 primarily as a result of decreases in policies in force due to risk mitigation actions and a reduction in new business sales.

Benefits, losses and expenses

Claims incurred decreased during the three and six months ended June 30, 2012 as a result of a decrease in catastrophic related losses during the six-month period. The loss ratio improved as a result of improved rate adequacy and this favorable experience. Commissions decreased primarily due to a shift from commission to non-commission products in our Credit Insurance Division.

Gross catastrophe losses decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011. Net catastrophe losses also decreased for the six month period from the same period in 2011. Net catastrophe losses were relatively flat for the three month period.

There were three significant catastrophe losses in June 2012, a wind storm in the mid-Atlantic region, a Colorado hail event, and Colorado wildfires. These events accounted for over 44.8% of the gross and net year-to-date catastrophe losses. April 2011 recorded more tornadoes than any month in U.S. history. One of these tornadoes impacted primarily Alabama in late April, while another impacted primarily Joplin, Missouri in May. These two storms alone accounted for $119.6 million in gross catastrophe losses and $28.6 million in net catastrophe losses.

The combined ratio, excluding net catastrophe losses, increased slightly for the three and six months ending June 30, 2012, compared with the same periods in 2011, which is primarily driven by an increase in 2012 claim severity.

For the three and six months ended June 30, 2012, the net favorable prior year loss and CAE development was $9.4 million and $26.2 million, compared to $2.5 million and $27.9 million favorable development for the three and six months ended June 30, 2011. This favorable development is primarily in our workers’ compensation, personal auto liability and commercial liability lines, which are demonstrating better than expected loss emergence compared to what was implied by our historical development patterns.

Products

Our Property and Casualty segment consists of three product lines: (i) Personal Lines, which we market primarily to individuals, represent 59.1% of net premiums written, (ii) Commercial Lines, which focus primarily on businesses engaged in agricultural and other targeted markets, represent 31.5% of net premiums written, and (iii) Credit-related property insurance products which are marketed to financial institutions and retailers and represent 9.4% of net premiums written. We frequently sell both personal and commercial lines products to the same individuals.

Personal Lines

Property and Casualty segment results for Personal Lines for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Net premiums written
Auto	$103,672	$110,962	$(7,290)	$212,011	$228,410	$(16,399)
Homeowner	54,903	52,077	2,826	100,165	100,001	164
Other Personal	9,282	8,731	551	18,647	18,024	623

Total net premiums written	$167,857	$171,770	$(3,913)	$330,823	$346,435	$(15,612)

Net premiums earned
Auto	$105,585	$117,269	$(11,684)	$212,787	$234,812	$(22,025)
Homeowner	49,974	48,026	1,948	102,157	103,500	(1,343)
Other Personal	8,723	8,550	173	17,665	17,855	(190)

Total net premiums earned	$164,282	$173,845	$(9,563)	$332,609	$356,167	$(23,558)

Loss ratio
Auto	82.5%	78.3%	4.2	76.8%	72.9%	3.9
Homeowner	163.8	188.8	(25.0)	122.9	138.9	(16.0)
Other Personal	66.0	88.6	(22.6)	50.2	83.5	(33.3)

Personal lines loss ratio	106.3%	109.3%	(3.0)	89.5%	92.6%	(3.1)

Combined Ratio
Auto	104.0%	99.9%	4.1	97.9%	94.2%	3.7
Homeowner	188.8	217.2	(28.4)	147.3	165.4	(18.1)
Other Personal	89.5	97.6	(8.1)	73.3	90.5	(17.2)

Personal lines combined ratio	129.0%	132.2%	(3.2)	111.8%	114.7%	(2.9)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the three and six months ended June 30, 2012. This was primarily due to a decline in policies in-force resulting from a combination of the decreases in cross-sold personal auto with homeowner policies in-force noted below and lower new business sales.

Homeowners: Net premiums written and earned increased during the three months ended June 30, 2012 compared to 2011 due to lower reinsurance reinstatement premiums. Net premiums written remained relatively flat for the six month period while the net premiums earned decreased primarily due to fewer policies in-force. The decrease in homeowner policies in-force was primarily driven by improved rate adequacy and our catastrophe risk mitigation actions.

The loss and combined ratios improved during the three and six months ended June 30, 2012 due primarily to improved catastrophe experience and improved rate adequacy.

Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property not covered within their homeowner and auto policies. Net premiums written and earned remained substantially unchanged during the three and six months ended June 30, 2012. The loss and combined ratios improved during the three and six months ended June 30, 2012. As this is currently our smallest line of business in our Personal Products line, minor fluctuations in results can more easily cause volatility in these ratios.

Commercial Lines

Property and Casualty segment results for Commercial Lines for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Net premiums written
Other Commercial	$39,105	$38,312	$793	$76,080	$74,170	$1,910
Agribusiness	28,143	25,755	2,388	52,623	50,056	2,567
Auto	23,186	24,221	(1,035)	47,576	50,159	(2,583)

Total net premiums written	$90,434	$88,288	$2,146	$176,279	$174,385	$1,894

Net premiums earned
Other Commercial	$30,946	$29,789	$1,157	$61,211	$59,763	$1,448
Agribusiness	26,139	23,671	2,468	52,219	49,807	2,412
Auto	20,029	20,739	(710)	39,853	42,873	(3,020)

Total net premiums earned	$77,114	$74,199	$2,915	$153,283	$152,443	$840

Loss ratio
Other Commercial	75.2%	52.2%	23.0	82.5%	57.6%	24.9
Agribusiness	120.6	137.0	(16.4)	93.2	143.9	(50.7)
Auto	54.4	54.2	0.2	62.5	54.5	8.0

Commercial lines loss ratio	85.2%	79.8%	5.4	81.0%	84.9%	(3.9)

Combined ratio
Other Commercial	103.9%	81.5%	22.4	111.4%	86.4%	25.0
Agribusiness	157.9	177.4	(19.5)	129.3	181.0	(51.7)
Auto	77.0	77.2	(0.2)	86.0	77.6	8.4

Commercial lines combined ratio	115.2%	110.9%	4.3	110.9%	114.8%	(3.9)

Other Commercial: The loss and combined ratios increased during the three and six months ended June 30, 2012, primarily as a result of an increase in the frequency and severity of workers’ compensation claims.

Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residences and household contents, farm buildings and building contents, personal property and liability. Net premiums written and earned increased during the three and six months ended June 30, 2012, primarily as a result of lower reinsurance reinstatement premiums.

The loss and combined ratios improved significantly during the three and six months ended June 30, 2012, primarily as the result of a reduction in net catastrophe losses during the six month period.

Commercial Automobile: Net premiums written and earned decreased during the three and six months ended June 30, 2012 compared to 2011 primarily as a result of lower new business writings in our small commercial business as well as improved selective underwritings.

Credit Products

Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2012	2011		2012	2011
Net premiums written	$20,486	$34,468	$(13,982)	$52,924	$63,967	$(11,043)
Net premiums earned	27,035	27,804	(769)	55,708	58,552	(2,844)

Loss ratio	17.1%	18.5%	(1.4)	19.0%	18.4%	0.6
Combined ratio	79.2	93.1	(13.9)	88.1	91.5	(3.4)

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

Net premiums written and earned decreased for the three and six months ended June 30, 2012 compared to 2011. The primary driver for the decrease in premiums is the continued shift from the shorter duration Collateral Protection products, to the longer duration GAP products. Shorter duration products generally earn the entire premium within 12 months of the effective date, while longer duration products may take up to 84 months before they are fully earned. The loss ratios remained substantially unchanged. The combined ratio improved significantly during the three-month period due to the shift from commission insurance products to non-commission GAP waiver products.

Corporate and Other

Our Corporate and Other segment primarily includes the capital not allocated to support our insurance business segments. Our corporate investments include publicly traded equities, real estate, commercial mortgage loans, high-yield bonds, venture capital partnerships, mineral interests and tax-advantaged instruments. Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2012	2011		2012	2011
Premiums and other revenues:
Net investment income	$21,982	$23,585	$(1,603)	$31,863	$34,208	$(2,345)
Realized investments gains, net	4,878	22,926	(18,048)	11,849	44,957	(33,108)
Other Income	1,315	1,107	208	1,864	1,675	189

Total premiums and other revenues	28,175	47,618	(19,443)	45,576	80,840	(35,264)

Benefits, losses and expenses:
Other operating expenses	22,526	9,877	12,649	30,954	21,860	9,094

Total benefits, losses and expenses	22,526	9,877	12,649	30,954	21,860	9,094

Income before other items and federal income taxes	$5,649	$37,741	$(32,092)	$14,622	$58,980	$(44,358)

Earnings for the three and six months ended June 30, 2012 decreased compared to the same periods in 2011 substantially due to the decrease in realized gains, most notably as a result of a $13.1 million gain in 2011 from the sale of investment real estate with no such sales in 2012. During 2012 we also recorded other-than-temporary impairments related to equity investments of $5.3 million and $8.1 million for the three and six months ended June 30, 2012, respectively. Additionally, other operating costs increased in both periods as a result of an increase in expenses for our share-based compensation under the stock and incentive plan.

Investments

General

We manage our investment portfolio to optimize the rate of return that is commensurate with sound and prudent underwriting practices and to maintain a well-diversified portfolio. Our investment operations are governed by various regulatory authorities, primarily the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including the setting of investment policies and defining acceptable risk levels, are subject to review and approval by our Board of Directors, which is assisted by our Finance Committee.

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

We invest in commercial mortgage loans when the yield and credit risk compare favorably with fixed maturity securities, which are primarily investment-grade bonds. Investments in individual residential mortgage loans have not been part of our investment portfolio, and we do not anticipate investing in them in the future. We invest in real estate and equity securities based on a risk and reward analysis where we believe there are opportunities for enhanced returns.

Composition of Invested Assets

The following summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates) (in thousands, except percentages):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$9,167,922	47.9%	$9,251,972	49.0%
Bonds available-for-sale, at fair value	4,502,696	23.5	4,381,607	23.2
Equity securities, at fair value	1,057,182	5.5	1,006,080	5.3
Mortgage loans on real estate, net of allowance	3,060,898	16.0	2,925,482	15.5
Policy loans	392,822	2.1	393,195	2.1
Investment real estate, net of accumulated depreciation	490,305	2.6	470,222	2.5
Short-term investments	341,198	1.8	345,330	1.8
Other invested assets	120,141	0.6	109,514	0.6

Total Investments	$19,133,164	100.0%	$18,883,402	100.0%

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

At June 30, 2012, our fixed maturity securities had an estimated fair market value of $14.4 billion, which was $1.0 billion, or 7.8%, above amortized cost. At December 31, 2011, our fixed maturity securities had an estimated fair value of $14.2 billion, which was $851.7 million, or 6.4%, above amortized cost.

Fixed maturity securities’ estimated fair value, due in one year or less, increased to $1.3 billion as of June 30, 2012 from $961.2 million as of December 31, 2011, primarily as a result of approaching maturity dates of long-term bonds.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	June 30, 2012			December 31, 2011
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$949,754	$1,030,760	7.2%	$1,074,744	$1,153,696	8.1%
AA	1,357,841	1,473,816	10.2	1,391,092	1,490,600	10.5
A	5,104,537	5,579,019	38.7	5,058,242	5,448,851	38.3
BBB	5,375,065	5,743,950	39.9	5,204,214	5,499,958	38.6
BB and below	580,298	578,717	4.0	659,290	646,193	4.5

Total	$13,367,495	$14,406,262	100.0%	$13,387,582	$14,239,298	100.0%

The slight shifts in our credit quality diversification, including exposure to below investment grade securities, at June 30, 2012 compared to December 31, 2011, was primarily the result of purchases of AAA through BBB bonds, and maturities of bonds rated AAA through BB and below as we continue to manage a diverse portfolio. At 4.0% of our total bond portfolio, the exposure to below investment grade securities is acceptable to management, and we expect this portion of our bond portfolio to decrease as these bonds approach maturity.

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

The weighted average coupon yield on the principal funded for mortgage loans was 5.7% and 6.0% for the six months ended June 30, 2012 and year ended December 31, 2011, respectively. It is likely that the weighted average coupon yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities- As of June 30, 2012, our equity securities were invested 96.6% in publicly traded (on a national U.S. stock exchange) common stock and 3.4% was invested in publicly traded preferred stock. As of December 31, 2011, 96.3% of our equity securities were invested in publicly traded common stock, and the remaining 3.7% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during the first six months of 2012 primarily reflects market value increases within the portfolio.

We carry our equity portfolio at fair value based on quoted estimated fair value prices obtained from external pricing services. The cost and estimated market value of the equity portfolio are as follows (in thousands):

	Six months ended June 30, 2012
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Common stock	$673,686	$361,590	$(13,675)	$1,021,601
Preferred stock	26,690	8,895	(4)	35,581

Total	$700,376	$370,485	$(13,679)	$1,057,182

	Year ended December 31, 2011
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Common stock	$679,724	$305,269	$(16,086)	$968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total	$710,679	$312,957	$(17,556)	$1,006,080

Investment Real Estate- We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate may be owned directly by our insurance companies, non-insurance affiliates or joint ventures. The carrying value of real estate is stated at cost, less accumulated depreciation and valuation allowances, if any. Depreciation is provided over the estimated useful lives of the properties.

Short-Term Investments- Short-term investments are composed primarily of commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including investment-funding commitments.

Policy Loans- For certain life insurance products, we allow policyholders to borrow funds using their policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of June 30, 2012 we had $392.8 million in policy loans with a loan to surrender value of 59.4%, and at December 31, 2011, we had $393.2 million in policy loans with a loan to surrender value of 59.2%. Interest rates on policy loans primarily range from 3.0 % to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income

Net investment income from bonds and mortgage loans used to support our insurance products increased $1.3 million over the period as assets increased with annuity sales and growth in policyholder’s account balances. Net investment income in other asset classes (equities, real estate, options and other) increased $5.7 million primarily in response to investment decisions based on valuations and financial markets movement.

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

Unrealized Gains and Losses

The net change in unrealized gains (losses) on available-for-sale securities, as presented in the stockholders’ equity section of the consolidated statements of financial position, was an increase of $59.7 million for the six months ended June 30, 2012. Total unrealized gains and losses of available-for-sale securities at June 30, 2012 and December 31, 2011 were $659.9 million and $541.4 million, respectively.

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

Capital Resources

Our capital resources consisted of American National stockholders’ equity, summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,510,396	$3,477,888
AOCI	224,263	159,403

Total American National stockholders’ equity	$3,734,659	$3,637,291

We have notes payable in our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective venture, which totaled $18.0 million at June 30, 2012 and December 31, 2011. We believe the quality of the underlying real estate would provide high quality collateral for additional borrowing by the real estate joint ventures.

Total stockholders’ equity in the first six months of 2012 increased primarily due to the $65.7 million net income earned during the period and $59.7 million unrealized gains on available-for-sale securities, offset by $41.3 million in dividends paid to stockholders.

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

The achievement of long-term growth will require growth in American National Insurance Company and our insurance subsidiaries’ statutory capital. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2011, the levels of our and our insurance subsidiaries’ capital exceeded the NAIC’s minimum RBC requirements.

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

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Corporate Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Articles of Incorporation (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

3.2	Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position (unaudited) at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2012 and 2011, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
Name: Robert L. Moody Title: Chairman of the Board & Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
Name: John J. Dunn, Jr., Title: Corporate Chief Financial Officer

Date: August 7, 2012