Form 10-Q
period 2012-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2012-11-05
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 26,836,664 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	September 30,	December 31,
	2012	2011
		(As Adjusted)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $10,061,217 and $9,857,691)	$9,187,881	$9,251,972
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,313,577 and $4,135,610)	4,668,577	4,381,607
Equity securities, at fair value (Cost $687,488 and $710,679)	1,094,387	1,006,080
Mortgage loans on real estate, net of allowance	3,058,663	2,925,482
Policy loans	393,774	393,195
Investment real estate, net of accumulated depreciation of $218,161 and $202,180	508,202	470,222
Short-term investments	321,512	345,330
Other invested assets	129,675	109,514

Total investments	19,362,671	18,883,402

Cash and cash equivalents	162,630	102,114
Investments in unconsolidated affiliates	240,676	241,625
Accrued investment income	217,861	213,984
Reinsurance recoverables	388,459	405,033
Prepaid reinsurance premiums	61,417	68,785
Premiums due and other receivables	308,459	280,031
Deferred policy acquisition costs	1,269,867	1,320,693
Property and equipment, net	85,335	77,909
Current tax receivable	—	17,150
Other assets	135,385	131,403
Separate account assets	817,057	747,867

Total assets	$23,049,817	$22,489,996

LIABILITIES
Future policy benefits:
Life	$2,641,916	$2,599,224
Annuity	801,839	748,675
Accident and health	71,176	74,829
Policyholders’ account balances	11,621,182	11,506,504
Policy and contract claims	1,330,715	1,340,651
Unearned premium reserve	804,288	797,398
Other policyholder funds	287,854	288,910
Liability for retirement benefits	248,728	257,602
Current portion of long-term notes payable	48,747	46,387
Long-term notes payable	112,500	12,507
Current federal income taxes	4,706	—
Deferred tax liabilities, net	88,217	21,851
Other liabilities	332,695	397,353
Separate account liabilities	817,057	747,867

Total liabilities	19,211,620	18,839,758

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000
Issued 30,832,449 and 30,832,449,
Outstanding 26,836,664 and 26,821,284 shares	30,832	30,832
Additional paid-in capital	5,004	—
Accumulated other comprehensive income	279,760	159,403
Retained earnings	3,608,459	3,545,546
Treasury stock, at cost	(98,286)	(98,490)

Total American National stockholders’ equity	3,825,769	3,637,291
Noncontrolling interest	12,428	12,947

Total stockholders’ equity	3,838,197	3,650,238

Total liabilities and stockholders’ equity	$23,049,817	$22,489,996

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
PREMIUMS AND OTHER REVENUE
Premiums
Life	$72,203	$71,926	$209,353	$207,786
Annuity	30,140	21,704	93,275	73,304
Accident and health	56,199	57,708	167,965	174,736
Property and casualty	272,903	289,796	814,503	856,958
Other policy revenues	49,343	46,350	146,406	141,860
Net investment income	258,190	225,942	754,449	715,186
Realized investments gains (losses)	26,905	17,531	46,852	62,488
Other-than-temporary impairments	(13,975)	(4,851)	(22,073)	(4,851)
Other income	8,160	6,604	22,975	18,896

Total premiums and other revenues	760,068	732,710	2,233,705	2,246,363

BENEFITS, LOSSES AND EXPENSES
Policyholder Benefits
Life	84,615	75,472	245,237	232,013
Annuity	37,964	29,960	120,931	102,770
Claims incurred
Accident and health	38,436	38,691	119,586	119,764
Property and casualty	187,944	215,226	620,462	685,168
Interest credited to policyholders’ account balances	108,069	82,813	323,952	288,343
Commissions for acquiring and servicing policies	92,253	109,346	283,295	337,747
Other operating expenses	114,234	111,451	336,378	346,823
Change in deferred policy acquisition costs	7,168	(5,466)	12,468	(39,624)

Total benefits, losses and expenses	670,683	657,493	2,062,309	2,073,004

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	89,385	75,217	171,396	173,359

Less: Provision (benefit) for federal income taxes
Current	19,900	12,610	43,384	40,127
Deferred	7,754	6,487	(1,131)	(253)

Total provision (benefit) for federal income taxes	27,654	19,097	42,253	39,874

Equity in earnings (losses) of unconsolidated affiliates, net of tax	(895)	3,077	(2,462)	2,839

Net income (loss)	60,836	59,197	126,681	136,324
Less: Net income (loss) attributable to noncontrolling interest, net of tax	1,650	1,547	1,773	1,906

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$59,186	$57,650	$124,908	$134,418

Amounts available to American National Insurance Company common stockholders
Earnings per share:
Basic	$2.21	$2.17	$4.68	$5.06
Diluted	2.20	2.16	4.65	5.03
Weighted average common shares outstanding	26,736,464	26,559,950	26,699,211	26,559,865
Weighted average common shares outstanding and dilutive potential common shares	26,870,655	26,718,464	26,859,100	26,706,798

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Net income (loss)	$60,836	$59,197	$126,681	$136,324

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	53,446	(101,062)	113,183	(61,348)
Foreign currency transaction and translation adjustments	(300)	(470)	30	(277)
Defined benefit plan adjustment	2,351	(120)	7,144	(308)

Other comprehensive income (loss)	55,497	(101,652)	120,357	(61,933)

Total comprehensive income (loss)	116,333	(42,455)	247,038	74,391

Less: comprehensive income attributable to noncontrolling interest	1,650	1,547	1,773	1,906

Total comprehensive income (loss) attributable to American National Insurance Company and Subsidiaries	$114,683	$(44,002)	$245,265	$72,485

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Nine months ended September 30,
	2012	2011
		(As Adjusted)
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	—	15,190
Issuance of treasury shares as restricted stock	(204)	(4)
Income tax effect from restricted stock arrangement	(610)	(14)
Amortization of restricted stock	7,710	3,354
Purchase of ownership interest from noncontrolling interest	(1,892)	—

Balance at end of period	5,004	18,526

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	159,403	225,212
Other comprehensive income (loss)	120,357	(61,933)
Cumulative effect of accounting change - deferred policy acquisition costs	—	604

Balance at end of the period	279,760	163,883

Retained Earnings
Balance as of January 1,	3,545,546	3,459,911
Net income (loss) attributable to American National Insurance Company and Subsidiaries	124,908	134,418
Cash dividends to common stockholders ($2.31 per share)	(61,995)	(61,957)
Cumulative effect of accounting change - deferred policy acquisition costs	—	(19,195)

Balance at end of the period	3,608,459	3,513,177

Treasury Stock
Balance as of January 1,	(98,490)	(98,494)
Issuance of treasury shares as restricted stock	204	4

Balance at end of the period	(98,286)	(98,490)

Noncontrolling Interest
Balance as of January 1,	12,947	4,042
Contributions	—	29
Distributions	(2,591)	(15,278)
Gain (loss) attributable to noncontrolling interest	1,773	1,906
Purchase of ownership interest from noncontrolling interest	299	—

Balance at end of the period	12,428	(9,301)

Total Stockholders’ Equity	$3,838,197	$3,618,627

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2012	2011
		(As Adjusted)
OPERATING ACTIVITIES
Net income (loss)	$126,681	$136,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(46,852)	(62,488)
Other-than-temporary impairments	22,073	4,851
Accretion (amortization) of discounts, premiums and loan origination fees	(1,719)	6,375
Net capitalized interest on policy loans and mortgage loans	(22,635)	(21,412)
Depreciation	27,697	30,168
Interest credited to policyholders’ account balances	323,952	288,343
Charges to policyholders’ account balances	(146,406)	(141,860)
Deferred federal income tax (benefit) expense	(1,131)	(253)
Deferral of policy acquisition costs	(291,941)	(349,262)
Amortization of deferred policy acquisition costs	304,409	309,638
Equity in (earnings) losses of unconsolidated affiliates	2,462	(2,839)
Changes in:
Policyholder liabilities	79,909	122,514
Reinsurance recoverables	16,574	(56,811)
Premiums due and other receivables	(30,021)	(15,876)
Accrued investment income	(3,877)	(17,148)
Current tax receivable/payable	21,856	6,621
Liability for retirement benefits	2,117	(3,897)
Prepaid reinsurance premiums	7,368	2,314
Other, net	(85,008)	17,178

Net cash provided by (used in) operating activities	305,508	252,480

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds - held-to-maturity	975,850	479,123
Bonds - available-for-sale	384,925	330,839
Equity securities	52,340	76,082
Investment real estate	—	91,679
Mortgage loans	226,527	322,949
Policy loans	50,928	39,317
Other invested assets	27,492	29,039
Disposals of property and equipment	1,323	1,358
Distributions from unconsolidated affiliates	30,820	22,612
Payment for the purchase/origination of:
Bonds - held-to-maturity	(916,538)	(1,284,363)
Bonds - available-for-sale	(549,914)	(466,316)
Equity securities	(18,266)	(53,015)
Investment real estate	(21,948)	(9,531)
Mortgage loans	(385,263)	(447,627)
Policy loans	(33,423)	(31,727)
Other invested assets	(29,862)	(29,107)
Additions to property and equipment	(19,733)	(13,555)
Contributions to unconsolidated affiliates	(29,099)	(58,560)
Change in short-term investments	23,818	135,776
Other, net	10,278	48,121

Net cash provided by (used in) investing activities	(219,745)	(816,906)

FINANCING ACTIVITIES
Policyholders’ account deposits	897,654	1,722,051
Policyholders’ account withdrawals	(960,668)	(1,064,860)
Change in notes payable	102,353	(1,659)
Dividends to stockholders	(61,995)	(61,957)
Proceeds from (payments to) noncontrolling interest	(2,591)	(30,498)

Net cash provided by (used in) financing activities	(25,247)	563,077

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,516	(1,349)
Beginning of the year	102,114	101,449

End of year	$162,630	$100,100

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

The interim consolidated financial statements and notes herein are unaudited. These interim consolidated financial statements reflect all adjustments which management considers necessary for the fair presentation of the consolidated statements of financial position, operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods.

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

Effective January 1, 2012, American National adopted a new accounting standard that modified the accounting for deferred policy acquisition costs (“DAC”) associated with acquiring new and renewal insurance and annuity contracts. Previously, acquisition costs were deferred if the costs varied with and were related primarily to the acquisition of new and renewal insurance and annuity contracts. In accordance with the new standard of Accounting Standard Update (“ASU”) No. 2010-26, DAC is limited to those costs that are related directly to the successful acquisition of insurance and annuity contracts, costs that result directly from and are essential to the contract acquisition and costs that would have not been incurred had the contract acquisition not occurred. In addition, advertising costs are included in DAC only if the capitalization criteria for direct-response advertising are met. Refer to Note 3 for discussion of the effects of this accounting change.

As of September 30, 2012, all other American National significant accounting policies and practices remain materially unchanged from those disclosed in Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements included in American National’s 2011 Annual Report on Form 10-K.

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

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The guidance defers the application of the reclassification adjustment provisions in ASU 2011-05. ASU 2011-12 is effective for interim and annual periods beginning after December15, 2011. American National’s adoption of this guidance on January 1, 2012 did not have a material effect on its consolidated financial statements.

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

In October 2012, the FASB issued ASU No. 2012-04, Technical Amendments and Corrections. The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU 2012-04 is effective for fiscal periods beginning after December 15, 2012. American National’s adoption of this guidance on January 1, 2013 is not expected to have a material effect on its consolidated financial statements.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and estimated fair value of investments in held-to-maturity and available-for-sale securities are shown below (in thousands):

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$8,503	$92	$—	$8,595
States of the U.S. and political subdivisions of the states	401,608	41,574	(1)	443,181
Foreign governments	29,064	4,871	—	33,935
Corporate debt securities	8,105,733	780,685	(4,645)	8,881,773
Residential mortgage-backed securities	602,449	48,272	(1,276)	649,445
Collateralized debt securities	2,504	342	—	2,846
Other debt securities	38,020	3,422	—	41,442

Total bonds held-to-maturity	9,187,881	879,258	(5,922)	10,061,217

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	16,293	1,214	—	17,507
States of the U.S. and political subdivisions of the states	578,800	47,140	(26)	625,914
Foreign governments	5,000	2,409	—	7,409
Corporate debt securities	3,551,547	321,373	(16,160)	3,856,760
Residential mortgage-backed securities	112,773	6,001	(388)	118,386
Commercial mortgage-backed securities	20,934	376	(9,969)	11,341
Collateralized debt securities	18,158	1,595	(30)	19,723
Other debt securities	10,072	1,465	—	11,537

Total bonds available-for-sale	4,313,577	381,573	(26,573)	4,668,577

Equity securities
Common stock	660,798	405,750	(7,386)	1,059,162
Preferred stock	26,690	8,609	(74)	35,225

Total equity securities	687,488	414,359	(7,460)	1,094,387

Total investments in securities	$14,188,946	$1,675,190	$(39,955)	$15,824,181

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,704	$193	$—	$13,897
States of the U.S. and political subdivisions of the states	405,526	32,272	(6)	437,792
Foreign governments	29,044	4,978	—	34,022
Corporate debt securities	8,011,901	564,159	(25,316)	8,550,744
Residential mortgage-backed securities	714,659	50,774	(3,986)	761,447
Commercial mortgage-backed securities	31,341	—	(20,158)	11,183
Collateralized debt securities	7,134	—	(1,018)	6,116
Other debt securities	38,663	3,827	—	42,490

Total bonds held-to-maturity	9,251,972	656,203	(50,484)	9,857,691

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	11,930	1,156	—	13,086
States of the U.S. and political subdivisions of the states	579,008	39,930	(90)	618,848
Foreign governments	5,000	2,435	—	7,435
Corporate debt securities	3,316,083	221,079	(32,016)	3,505,146
Residential mortgage-backed securities	191,832	11,898	(1,009)	202,721
Collateralized debt securities	17,636	1,611	(170)	19,077
Other debt securities	14,121	1,173	—	15,294

Total bonds available-for-sale	4,135,610	279,282	(33,285)	4,381,607

Equity securities
Common stock	679,724	305,269	(16,086)	968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total equity securities	710,679	312,957	(17,556)	1,006,080

Total investments in securities	$14,098,261	$1,248,442	$(101,325)	$15,245,378

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

	September 30, 2012
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,147,452	$1,173,170	$366,867	$373,976
Due after one year through five years	2,779,703	3,043,367	1,690,520	1,820,346
Due after five years through ten years	4,471,977	4,989,079	1,827,871	2,006,695
Due after ten years	782,899	851,026	423,319	462,961
Without single maturity date	5,850	4,575	5,000	4,599

Total	$9,187,881	$10,061,217	$4,313,577	$4,668,577

Available-for-sale securities are sold throughout the year for various reasons. All gains and losses were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Proceeds from sales of available-for-sale securities	$85,400	$23,224	$123,705	$122,574
Gross realized gains	15,742	11,702	27,769	32,679
Gross realized losses	(204)	—	(374)	(840)

During the nine months ended September 30, 2012 bonds with a carrying value of $34,227,000 were transferred from held-to-maturity to available-for-sale due to evidence of a significant deterioration in the issuers’ creditworthiness. An other-than-temporary impairment of $11,358,000 was recorded following the transfers at fair value.

Net unrealized gains (losses) on securities

The components of the net unrealized gains (losses) on securities during the periods indicated are shown below (in thousands):

	Nine months ended September 30,
	2012	2011
Bonds available-for-sale	$109,003	$51,205
Equity securities	111,498	(140,014)

Net unrealized gains (losses) on securities during the year	220,501	(88,809)
Adjustments for:
Deferred policy acquisition costs	(38,358)	(7,240)
Participating policyholders’ interest	(8,192)	1,718
Deferred federal income tax benefit (expense)	(60,768)	32,983

Net unrealized gains (losses) on securities, net of tax	$113,183	$(61,348)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2012
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$—	$—	$(1)	$80	$(1)	$80
Corporate debt securities	(1,102)	103,810	(3,543)	43,768	(4,645)	147,578
Residential mortgage-backed securities	(162)	16,290	(1,114)	25,752	(1,276)	42,042

Total bonds held-to-maturity	(1,264)	120,100	(4,658)	69,600	(5,922)	189,700

Fixed maturity securities, bonds available-for-sale
States of the U.S. and political subdivisions of the states	(26)	1,978	—	—	(26)	1,978
Corporate debt securities	(746)	123,044	(15,414)	76,570	(16,160)	199,614
Residential mortgage-backed securities	(88)	6,381	(300)	10,317	(388)	16,698
Commercial mortgage-backed securities	—	—	(9,969)	5,768	(9,969)	5,768
Collateralized debt securities	(1)	224	(29)	940	(30)	1,164

Total bonds available-for-sale	(861)	131,627	(25,712)	93,595	(26,573)	225,222

Equity securities
Common stock	(7,386)	56,165	—	—	(7,386)	56,165
Preferred stock	(74)	5,780	—	—	(74)	5,780

Total equity securities	(7,460)	61,945	—	—	(7,460)	61,945

Total investments in securities	$(9,585)	$313,672	$(30,370)	$163,195	$(39,955)	$476,867

	December 31, 2011
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
States of the U.S. and political subdivisions of the states	$—	$—	$(6)	$264	$(6)	$264
Corporate debt securities	(20,204)	680,202	(5,112)	39,280	(25,316)	719,482
Residential mortgage-backed securities	(227)	19,398	(3,759)	32,653	(3,986)	52,051
Commercial mortgage-backed securities	—	—	(20,158)	11,183	(20,158)	11,183
Collateralized debt securities	(8)	1,605	(1,010)	4,511	(1,018)	6,116

Total bonds held-to-maturity	(20,439)	701,205	(30,045)	87,891	(50,484)	789,096

Fixed maturity securities, bonds available-for-sale
States of the U.S. and political subdivisions of the states	(10)	762	(80)	1,971	(90)	2,733
Corporate debt securities	(12,142)	396,761	(19,874)	85,623	(32,016)	482,384
Residential mortgage-backed securities	(202)	25,943	(807)	9,047	(1,009)	34,990
Collateralized debt securities	(6)	704	(164)	2,770	(170)	3,474

Total bonds available-for-sale	(12,360)	424,170	(20,925)	99,411	(33,285)	523,581

Equity securities
Common stock	(16,086)	98,731	—	—	(16,086)	98,731
Preferred stock	(1,470)	6,481	—	—	(1,470)	6,481

Total equity securities	(17,556)	105,212	—	—	(17,556)	105,212

Total investments in securities	$(50,355)	$1,230,587	$(50,970)	$187,302	$(101,325)	$1,417,889

For all investment securities with an unrealized loss, including those in an unrealized loss position for 12 months or more, American National performs a quarterly analysis to determine if an other-than-temporary impairment (“OTTI”) loss should be recorded. As of September 30, 2012, the investment securities with unrealized losses were not deemed to be other-than-temporarily impaired. Even though the duration of the unrealized losses on some of the securities exceeds one year, American National has no intent to sell. Further, it is not more-likely-than-not that American National will be required to sell these securities prior to recovery, and recovery is expected in a reasonable period of time.

Credit Risk Management

Management believes American National’s bond portfolio is diversified and of investment grade. The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	September 30, 2012	December 31, 2011
AAA	6.2%	8.1%
AA	10.8	10.5
A	38.0	38.3
BBB	40.6	38.6
BB and below	4.4	4.5

Total	100.0%	100.0%

American National’s equity securities by market sector distribution are shown below:

	September 30, 2012	December 31, 2011
Consumer goods	20.8%	21.5%
Financials	18.0	17.2
Information technology	17.8	16.9
Energy and utilities	16.3	17.3
Healthcare	12.3	11.7
Industrials	8.7	9.0
Communications	3.5	4.2
Materials	2.5	2.1
Other	0.1	0.1

Total	100.0%	100.0%

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

	September 30, 2012	December 31, 2011
Office	31.5%	30.2%
Industrial	24.8	24.6
Retail	19.7	19.1
Hotel and motel	14.4	13.4
Other	9.6	12.7

Total	100.0%	100.0%

Mortgage loans by geographic distribution are as follows:

	September 30, 2012	December 31, 2011
South Atlantic	23.6%	22.9%
West South Central	22.7	23.1
East North Central	18.1	18.8
Pacific	12.1	11.4
Mountain	7.1	6.7
East South Central	7.0	5.7
Middle Atlantic	4.0	5.4
West North Central	2.7	2.9
New England	2.1	2.5
Other	0.6	0.6

Total	100.0%	100.0%

During the nine months ended September 30, 2012, American National sold one commercial loan with a recorded investment of $19,665,000 and a realized gain of $2,607,000. During the year ended December 31, 2011, American National sold one industrial loan with a recorded investment of $27,532,000 and a realized gain of $4,968,000. During the nine months ended September 30, 2012, American National foreclosed on four loans with a recorded investment of $34,562,000. There were no foreclosures during the year ended December 31, 2011.

Credit Quality

The amounts of commercial mortgage loans placed on nonaccrual status and classified as non-performing are shown in the table below (in thousands):

	September 30, 2012	December 31, 2011
Commercial mortgages
Office	$—	$8,436
Retail	493	23,997

Total	$493	$32,433

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown in the table below (in thousands):

	September 30, 2012
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commerical mortgages
Office	$6,220	$—	$—	$6,220	$961,586	$967,806
Industrial	—	—	—	—	760,480	760,480
Retail	13,950	—	493	14,443	590,795	605,238
Other	10,299	—	—	10,299	727,681	737,980

Total	$30,469	$—	$493	$30,962	$3,040,542	3,071,504

Allowance for loan losses						12,841

Mortgage loans on real estate, net of allowance						$3,058,663

	December 31, 2011
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commerical mortgages
Office	$—	$—	$8,436	$8,436	$879,923	$888,359
Industrial	—	—	—	—	721,704	721,704
Retail	13,140	—	10,857	23,997	537,665	561,662
Other	—	—	—	—	765,078	765,078

Total	$13,140	$—	$19,293	$32,433	$2,904,370	2,936,803

Allowance for loan losses						11,321

Mortgage loans on real estate, net of allowance						$2,925,482

The amounts shown above are net of unamortized discounts of $4,872,000 and $10,189,000 and unamortized origination fees of $12,801,000 and $12,683,000 at September 30, 2012 and December 31, 2011, respectively. No other unearned income is included in these amounts.

Allowance for Credit Losses

Loans not evaluated individually for collectibility are segregated by collateral property-type and location, and allowance factors are applied. These factors are developed annually and reviewed quarterly based on our historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain property types and in certain regions based on loss experience or a blended historical loss factor.

The allowance for credit losses and unpaid principal balance in commercial mortgage loans are shown in the table below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Allowance for credit losses
December 31, 2011	$10,828	$493	$11,321
Write down	—	(2,277)	(2,277)
Change in allowance	1,520	2,277	3,797

September 30, 2012	$12,348	$493	$12,841

Unpaid principal balance
September 30, 2012	$3,016,837	$72,340	$3,089,177

December 31, 2011	$2,725,930	$233,745	$2,959,675

The detail of loans individually evaluated for impairment with and without an allowance recorded by collateral property-type is shown in the tables below (in thousands):

	Nine months ended September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded
Retail	$—	$493	$493	$—	$—

Without an allowance recorded
Office	$13,022	$13,022	$—	$13,050	$635
Retail	13,626	13,626	—	13,992	604
Other	45,199	45,199	—	45,283	2,276

Total without an allowance recorded	$71,847	$71,847	$—	$72,325	$3,515

	Year ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded
Retail	$—	$493	$493	$—	$—

Without an allowance recorded
Office	$48,833	$48,833	$—	$49,088	$3,506
Industrial	57,261	57,261	—	57,514	3,628
Retail	15,477	15,477	—	15,535	1,514
Other	111,681	111,681	—	111,407	7,546

Total without an allowance recorded	$233,252	$233,252	$—	$233,544	$16,194

Troubled Debt Restructurings

American National has a high quality mortgage loan portfolio that management believes is well performing. For a very small portion of the portfolio, classified as troubled debt restructurings, American National has granted concessions related to the borrowers’ ability to pay the loans. The types of concessions granted are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions granted in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

Six loans as of September 30, 2012 and three loans as of December 31, 2011, which were part of the mortgage loan portfolio had been modified in troubled debt restructurings. The outstanding recorded investment was $80,081,000 and $45,366,000 for 2012 and 2011, respectively, both before and after the modifications. There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructurings and there have been no defaults on modified loans during the period.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type distribution is as follows:

	September 30, 2012	December 31, 2011
Shopping centers	40.9%	41.1%
Office buildings	22.0	22.0
Industrial	18.2	16.3
Hotels and motels	1.9	2.1
Other	17.0	18.5

Total	100.0%	100.0%

Investment real estate by geographic distribution is as follows:

	September 30, 2012	December 31, 2011
West South Central	60.9%	66.1%
South Atlantic	11.3	11.6
East North Central	10.3	5.2
Mountain	6.3	6.9
East South Central	5.4	5.2
West North Central	3.2	2.7
Pacific	2.6	2.3

Total	100.0%	100.0%

In the normal course of investment activities, American National and its wholly-owned subsidiaries enter into real estate partnership and joint venture agreements. Generally, opportunities are presented by a sponsor, with the significant activities being conducted on behalf of the sponsor. American National participates in the design of these entities, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. Financial or other support was not provided to investees designated as VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of American National’s variable interest in the investees designated as VIEs as of September 30, 2012 and December 31, 2011.

The total assets and liabilities relating to VIEs in which American National is the primary beneficiary and which are consolidated in its financial statements for the periods indicated are as follows (in thousands):

	September 30, 2012	December 31, 2011
Investment real estate	$160,288	$154,878
Short-term investments	1,260	3,364
Cash and cash equivalents	3,515	5,777
Accrued investment income	2,346	2,299
Other receivables	11,599	11,816
Other assets	5,647	3,870

Total assets of consolidated VIEs	$184,655	$182,004

Notes payable	$161,247	$58,894
Other liabilities	5,593	5,354

Total liabilities of consolidated VIEs	$166,840	$64,248

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

	September 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$73,871	$73,871	$85,509	$85,509

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	September 30, 2012			December 31, 2011
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	355	$839,100	$88,476	332	$791,900	$65,188
Equity-indexed annuity embedded derivative	Future policy benefits - Annuity	19,760	702,000	(80,324)	16,727	661,300	(63,275)

Derivatives Not Designated as Hedging Instruments	Location Reported in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
Equity-indexed options	Net investment income	$10,448	$(23,492)	$21,947	$(18,195)
Equity-indexed annuity embedded derivative	Interest credited to policyholders’ account balances	(7,711)	25,193	(16,779)	21,585

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income, before federal income taxes, is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Bonds	$171,515	$173,737	$514,237	$514,856
Equity securities	6,965	6,230	20,718	19,392
Mortgage loans	52,501	48,521	153,008	149,329
Real estate	8,173	9,838	16,456	20,154
Options	10,448	(23,492)	21,947	(18,195)
Other invested assets	8,588	11,108	28,083	29,650

Total	$258,190	$225,942	$754,449	$715,186

Realized investments gains (losses), before federal income taxes, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Bonds	$8,393	$788	$21,813	$13,895
Equity securities	12,172	11,975	22,386	30,789
Mortgage loans	2,132	5,518	(1,190)	5,518
Real estate	3,386	(338)	3,134	12,775
Other invested assets	822	(412)	709	(489)

Total	$26,905	$17,531	$46,852	$62,488

The OTTI, which are not included in the realized investments gains (losses) above, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Bonds	$(12,659)	$—	$(12,659)	$—
Equity securities	(1,316)	(4,851)	(9,414)	(4,851)

Total	$(13,975)	$(4,851)	$(22,073)	$(4,851)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$8,503	$8,595	$13,704	$13,897
States of the U.S. and political subdivisions of the states	401,608	443,181	405,526	437,792
Foreign governments	29,064	33,935	29,044	34,022
Corporate debt securities	8,105,733	8,881,773	8,011,901	8,550,744
Residential mortgage-backed securities	602,449	649,445	714,659	761,447
Commercial mortgage-backed securities	—	—	31,341	11,183
Collateralized debt securities	2,504	2,846	7,134	6,116
Other debt securities	38,020	41,442	38,663	42,490

Total bonds held-to-maturity	9,187,881	10,061,217	9,251,972	9,857,691

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	17,507	17,507	13,086	13,086
States of the U.S. and political subdivisions of the states	625,914	625,914	618,848	618,848
Foreign governments	7,409	7,409	7,435	7,435
Corporate debt securities	3,856,760	3,856,760	3,505,146	3,505,146
Residential mortgage-backed securities	118,386	118,386	202,721	202,721
Commercial mortgage-backed securities	11,341	11,341	—	—
Collateralized debt securities	19,723	19,723	19,077	19,077
Other debt securities	11,537	11,537	15,294	15,294

Total bonds available-for-sale	4,668,577	4,668,577	4,381,607	4,381,607

Equity securities
Common stock	1,059,162	1,059,162	968,907	968,907
Preferred stock	35,225	35,225	37,173	37,173

Total equity securities	1,094,387	1,094,387	1,006,080	1,006,080

Options	88,476	88,476	65,188	65,188
Mortgage loans on real estate, net of allowance	3,058,663	3,297,046	2,925,482	3,178,205
Policy loans	393,774	393,774	393,195	393,195
Short-term investments	321,512	321,512	345,330	345,330
Separate account assets	817,057	817,057	747,867	747,867

Total financial assets	$19,630,327	$20,742,046	$19,116,721	$19,975,163

Financial liabilities
Investment contracts	$10,066,103	$10,066,103	$9,993,804	$9,993,804
Embedded derivative liability for equity-indexed annuities	80,324	80,324	63,275	63,275
Notes payable	161,247	161,247	58,894	58,894
Separate account liabilities	817,057	817,057	747,867	747,867

Total financial liabilities	$11,124,731	$11,124,731	$10,863,840	$10,863,840

Summary

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability. A fair value hierarchy is used to determine fair value based on a hypothetical transaction at the measurement date from the perspective of a market participant. The classification of assets or liabilities within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

American National has reviewed the inputs and methodology used by the pricing service and the techniques applied by the pricing service to produce quotes that represent the fair value of a specific security. The review of the pricing services’ methodology confirms the service is utilizing information from organized transactions or a technique that represents a market participant’s assumptions. American National does not adjust quotes received from the pricing service. The pricing service utilized by American National has indicated that they will only produce an estimate of fair value if there is objectively verifiable information available.

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. This volatility assumption is the range of implied volatilities that American National has determined market participants would use to price equity options that match the current derivative characteristics of our in-force equity-indexed annuities. Implied volatility can vary by term and strike price. An increase in implied volatility will result in an increase in the value of the equity-indexed annuity embedded derivatives, all other things being equal. At September 30, 2012, the implied volatility used to estimate embedded derivative value ranges from 13.0% to 30.5%.

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

Quantitative Disclosures

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of September 30, 2012 Using:
	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$8,595	$—	$8,595	$—
States of the U.S. and political subdivisions of the states	443,181	—	443,181	—
Foreign governments	33,935	—	33,935	—
Corporate debt securities	8,881,773	—	8,811,273	70,500
Residential mortgage-backed securities	649,445	—	649,443	2
Collateralized debt securities	2,846	—	1	2,845
Other debt securities	41,442	—	34,961	6,481

Total bonds held-to-maturity	10,061,217	—	9,981,389	79,828

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	17,507	—	17,507	—
States of the U.S. and political subdivisions of the states	625,914	—	623,389	2,525
Foreign governments	7,409	—	7,409	—
Corporate debt securities	3,856,760	—	3,811,608	45,152
Residential mortgage-backed securities	118,386	—	118,382	4
Commercial mortgage-backed securities	11,341	—	—	11,341
Collateralized debt securities	19,723	—	17,788	1,935
Other debt securities	11,537	—	11,537	—

Total bonds available-for-sale	4,668,577	—	4,607,620	60,957

Equity securities
Common stock	1,059,162	1,059,162	—	—
Preferred stock	35,225	35,197	—	28

Total equity securities	1,094,387	1,094,359	—	28

Options	88,476	—	—	88,476
Mortgage loans on real estate	3,297,046	—	3,297,046	—
Policy loans	393,774	—	—	393,774
Short-term investments	321,512	—	321,512	—
Separate account assets	817,057	—	817,057	—

Total financial assets	$20,742,046	$1,094,359	$19,024,624	$623,063

Financial liabilities
Investment contracts	$10,066,103	$—	$—	$10,066,103
Embedded derivative liability for equity-indexed annuities	80,324	—	—	80,324
Notes payable	161,247	—	—	161,247
Separate account liabilities	817,057	—	817,057	—

Total financial liabilities	$11,124,731	$—	$817,057	$10,307,674

	Fair Value Measurement as of December 31, 2011 Using:
	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and other U.S. government corporations and agencies	$13,897	$—	$13,897	$—
States of the U.S. and political subdivisions of the states	437,792	—	437,792	—
Foreign governments	34,022	—	34,022	—
Corporate debt securities	8,550,744	—	8,492,957	57,787
Residential mortgage-backed securities	761,447	—	759,773	1,674
Commercial mortgage-backed securities	11,183	—	—	11,183
Collateralized debt securities	6,116	—	—	6,116
Other debt securities	42,490	—	35,147	7,343

Total bonds held-to-maturity	9,857,691	—	9,773,588	84,103

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	13,086	—	13,086	—
States of the U.S. and political subdivisions of the states	618,848	—	616,323	2,525
Foreign governments	7,435	—	7,435	—
Corporate debt securities	3,505,146	—	3,492,113	13,033
Residential mortgage-backed securities	202,721	—	202,715	6
Collateralized debt securities	19,077	—	18,826	251
Other debt securities	15,294	—	15,294	—

Total bonds available-for-sale	4,381,607	—	4,365,792	15,815

Equity securities
Common stock	968,907	968,907	—	—
Preferred stock	37,173	37,173	—	—

Total equity securities	1,006,080	1,006,080	—	—

Options	65,188	—	—	65,188
Mortgage loans on real estate	3,178,205	—	3,178,205	—
Policy loans	393,195	—	—	393,195
Short-term investments	345,330	—	345,330	—
Separate account assets	747,867	—	747,867	—

Total financial assets	$19,975,163	$1,006,080	$18,410,782	$558,301

Financial liabilities
Investment contracts	$9,993,804	$—	$—	$9,993,804
Embedded derivative liability for equity-indexed annuities	63,275	—	—	63,275
Notes payable	58,894	—	—	58,894
Separate account liabilities	747,867	—	747,867	—

Total financial liabilities	$10,863,840	$—	$747,867	$10,115,973

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

	Three months ended September 30,				Nine months ended September 30,
		Equity-	Embedded			Equity-	Embedded
	Investment	Indexed	Derivative		Investment	Indexed	Derivative
	Securities	Options	Liability	Total	Securities	Options	Liability	Total
Beginning balance, 2011	$76,886	$71,525	$(65,025)	$83,386	$90,477	$66,716	$(59,644)	$97,549
Total realized and unrealized investment gains/losses
Included in other comprehensive income	1,606	—	—	1,606	1,348	—	—	1,348
Net fair value change included in realized gains/losses	—	—	—	—	168	—	—	168
Net gain (loss) for derivatives included in net investment income	—	(23,449)	—	(23,449)	—	(18,152)	—	(18,152)
Net change included in interest credited	—	—	25,193	25,193	—	—	21,585	21,585
Purchases, sales and settlements or maturities
Purchases	1	5,350	—	5,351	13	14,226	—	14,239
Sales	(257)	—	—	(257)	(10,438)	—	—	(10,438)
Settlements or maturities	(123)	(3,719)	—	(3,842)	(3,455)	(13,083)	—	(16,538)
Premiums less benefits	—	—	(3,066)	(3,066)	—	—	(4,839)	(4,839)
Gross transfers into Level 3	—	—	—	—	—	—	—	—

Ending balance, 2011	$78,113	$49,707	$(42,898)	$84,922	$78,113	$49,707	$(42,898)	$84,922

Beginning balance, 2012	$141,026	$77,136	$(72,194)	$145,968	$99,918	$65,188	$(63,275)	$101,831
Total realized and unrealized investment gains/losses
Included in other comprehensive income	11,811	—	—	11,811	13,909	—	—	13,909
Net fair value change included in realized gains/losses	(11,431)	—	—	(11,431)	(11,449)	—	—	(11,449)
Net gain (loss) for derivatives included in net investment income	—	9,708	—	9,708	—	17,878	—	17,878
Net change included in interest credited	—	—	(7,711)	(7,711)	—	—	(16,779)	(16,779)
Purchases, sales and settlements or maturities
Purchases	(19)	2,991	—	2,972	504	11,472	—	11,976
Sales	(192)	(6,062)	—	(6,254)	(3,073)	(6,062)	—	(9,135)
Settlements or maturities	(382)	4,703	—	4,321	(725)	—	—	(725)
Premiums less benefits	—	—	(419)	(419)	—	—	(270)	(270)
Gross transfers into Level 3	—	—	—	—	41,729	—	—	41,729

Ending balance, 2012	$140,813	$88,476	$(80,324)	$148,965	$140,813	$88,476	$(80,324)	$148,965

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain of $16,334,000 and an unrealized loss of $12,613,000 relating to assets still held at September 30, 2012 and December 31, 2011, respectively.

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

There were no transfers between Level 1 and Level 2 fair value hierarchies.

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at December 31, 2011 (As Adjusted)	$651,579	$463,030	$55,100	$150,984	$1,320,693

Additions	62,162	54,015	8,311	167,453	291,941
Amortization	(56,276)	(64,333)	(12,958)	(170,842)	(304,409)
Effect of change in unrealized gains on available-for-sale securities	(7,250)	(31,108)	—	—	(38,358)

Net change	(1,364)	(41,426)	(4,647)	(3,389)	(50,826)

Balance at September 30, 2012	$650,215	$421,604	$50,453	$147,595	$1,269,867

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

Activities in the liability for unpaid claims and CAE (“claims”) included in policy and contract claims in the consolidated statements of financial position are shown below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Unpaid claims balance, beginning	$1,180,259	$1,210,126
Less reinsurance recoverables	235,174	222,635

Net beginning balance	945,085	987,491

Incurred related to:
Current	779,602	869,549
Prior years	(46,037)	(59,753)

Total incurred claims	733,565	809,796

Paid claims related to:
Current	454,183	536,834
Prior years	284,025	290,279

Total paid claims	738,208	827,113

Net balance	940,442	970,174
Plus reinsurance recoverables	238,268	253,178

Unpaid claims balance, ending	$1,178,710	$1,223,352

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and CAE attributable to insured events of prior years decreased by approximately $46,037,000 during the first nine months of 2012 and $59,753,000 during the same period in 2011.

12. NOTES PAYABLE

American National’s real estate holding subsidiaries are partners in certain joint ventures determined to be VIEs that are consolidated in American National’s consolidated financial statements. The real estate owned through the respective ventures secures notes payable. The liability of American National Insurance Company is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $14,196,000 and $17,959,000 at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the current portion and the long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $48,747,000 and $112,500,000, respectively. At December 31, 2011, the current portion and long-term portion of the notes payable to third-party lenders associated with these consolidated VIEs were $46,387,000 and $12,507,000, respectively. The average interest rate on the current portion of the notes payable was 2.86% during the nine months ended September 30, 2012. The interest rates of the long-term portion of notes payable are 4.00% and adjusted LIBOR plus 1.00% and 2.50% margins. The long-term notes payable will mature in 2016, 2022 and 2049.

13. FEDERAL INCOME TAXES

The federal income tax provisions vary from the amounts computed when applying the statutory federal income tax rate. A reconciliation of the effective tax rate to the statutory federal income tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
			(As Adjusted)				(As Adjusted)
Income tax expense on pre-tax income	$31,285	35.0%	$26,326	35.0%	$59,989	35.0%	$60,676	35.0%
Tax-exempt investment income	(1,827)	(2.0)	(1,968)	(2.6)	(5,569)	(3.2)	(6,035)	(3.5)
Dividend exclusion	(1,501)	(1.7)	(1,342)	(1.8)	(4,453)	(2.6)	(4,046)	(2.3)
Miscellaneous tax credits, net	(2,206)	(2.5)	(1,515)	(2.0)	(6,669)	(3.9)	(5,644)	(3.3)
Other items, net	1,903	2.1	(2,404)	(3.2)	(1,045)	(0.6)	(5,077)	(2.9)

Total	$27,654	30.9%	$19,097	25.4%	$42,253	24.7%	$39,874	23.0%

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	September 30, 2012	December 31, 2011
		(As Adjusted)
DEFERRED TAX ASSETS:
Investments, principally due to impairment losses	$87,523	$87,518
Investment in real estate and other invested assets principally due to investment valuation allowances	7,812	8,620
Policyholder funds, principally due to policy reserve discount	235,845	235,827
Policyholder funds, principally due to unearned premium reserve	32,240	31,230
Non-qualified pension	28,424	28,503
Participating policyholders’ surplus	35,691	33,677
Pension	60,590	63,597
Commissions and other expenses	7,582	8,165
Tax carryforwards	27,870	32,220
Other assets	793	79

Gross deferred tax assets	524,370	529,436

DEFERRED TAX LIABILITIES:
Available-for-sale securities, principally due to net unrealized gains	(266,254)	(189,194)
Investment in bonds, principally due to accrual of discount on bonds	(11,361)	(11,774)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(334,972)	(350,319)

Gross deferred tax liabilities	(612,587)	(551,287)

Total net deferred tax liability	$(88,217)	$(21,851)

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of September 30, 2012 and December 31, 2011. However, if not utilized beforehand, approximately $27,870,000 in ordinary loss tax carryforwards will expire at the end of tax year 2032.

American National recognizes, when applicable, interest and penalties related to uncertain tax positions. Interest and penalties are included in the “Other operating expenses” line in the consolidated statements of operations. No such interest expense was incurred for the nine months ended September 30, 2012 and for the year ended December 31, 2011. In addition, no provision for penalties was established for uncertain tax positions. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 to 2011 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

A total of $20,293,000 and $34,441,000 was paid to the IRS during the nine months ended September 30, 2012 and 2011, respectively.

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the accumulated balances of each component of other comprehensive income (loss), and the related tax effects thereon, are shown below (in thousands):

	Net Unrealized Gains / (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Transaction and Translation Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$290,489	$(65,533)	$256	$225,212

Unrealized holding gains (losses) arising during the period (net of tax $21,498)	(39,924)			(39,924)
Reclassification adjustment for (gains) losses realized in net income/loss (net of tax $9,494)	(17,893)			(17,893)
Unrealized adjustment to deferred policy acquisition costs (net of tax $2,592)	(4,648)			(4,648)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $601)	1,117			1,117
Cumulative effect of accounting change - deferred policy acquisition costs (net of tax $325)	604			604

Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $166)		(308)		(308)

Foreign exchange adjustment (net of tax $149)			(277)	(277)

Balance at September 30, 2011	$229,745	$(65,841)	$(21)	$163,883

Balance at December 31, 2011	$274,837	$(115,485)	$51	$159,403

Unrealized holding gains (losses) arising during the period (net of tax $80,337)	149,198			149,198
Reclassification adjustment for (gains) losses realized in net income/loss (net of tax $3,277)	(5,757)			(5,757)
Unrealized adjustment to deferred policy acquisition costs (net of tax $13,425)	(24,933)			(24,933)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $2,867)	(5,325)			(5,325)

Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $3,847)		7,144		7,144

Foreign exchange adjustment (net of tax $16)			30	30

Balance at September 30, 2012	$388,020	$(108,341)	$81	$279,760

15. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30,	December 31,
	2012	2011
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,995,785)	(4,011,165)

Outstanding shares	26,836,664	26,821,284
Restricted shares	(185,334)	(261,334)

Unrestricted outstanding shares	26,651,330	26,559,950

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

RS Awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and these awards feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock has been granted, with a total of 340,334 shares granted at an exercise price of zero, of which 185,334 shares are unvested. For the three months ended September 30, 2012, a credit to compensation expense was recorded totaling $766,000, while a charge to compensation expense of $573,000 was recorded for the nine months ended September 30, 2012. The compensation expense recorded for the three and nine months ended September 30, 2011 was $678,000 and $2,011,000, respectively.

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for 5 years and expire 5 years after vesting. American National uses the Black-Scholes option pricing model to calculate the fair value and compensation expense for SARs. The fair value of the SARs was $9,000 and $10,000 at September 30, 2012 and December 31, 2011, respectively. For the three months ended September 30, 2012, a charge to compensation expense was recorded totaling $2,000, while a credit to compensation expense of $1,000 was recorded for the nine months ended September 30, 2012. Compensation income was recorded totaling $9,000 and $13,000 for the three and nine months ended September 30, 2011, respectively.

RSUs are awarded as part of American National’s incentive compensation plan. In 2011, RSUs were also awarded as part of the Board of Directors compensation. The RSUs are converted to American National’s common stock on a one-for-one basis, generally after a two-year cliff or three-year graded vesting requirement, depending on the terms of the grant. These awards result in compensation expense to American National over the vesting period or a shorter period as a result of retirement provisions. For the three months ended September 30, 2012, a credit to compensation expense was recorded totaling $175,000 while a charge to compensation expense of $7,137,000 was recorded for the nine months ended September 30, 2012. Compensation expense was recorded totaling $530,000 and $1,343,000 for the three and nine months ended September 30, 2011, respectively.

SAR, RS and RSU information for the periods indicated is shown below:

	SAR Shares	SAR Weighted- Average Grant Date Fair Value	RS Shares	RS Weighted- Average Grant Date Fair Value	RS Units	RSU Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	126,769	$110.08	261,334	$102.98	69,566	$83.56

Granted	—	—	—	—	75,355	71.69
Exercised	(200)	—	(76,000)	(88.00)	(17,380)	94.47
Forfeited	(3,510)	114.02	—	—	(482)	74.85
Expired	(14,108)	100.14	—	—	—	—

Outstanding at September 30, 2012	108,951	$111.31	185,334	$109.13	127,059	$75.06

The weighted-average contractual remaining life for the 108,951 SAR shares outstanding as of September 30, 2012, is 1.2 years. The weighted-average exercise price, which is the same as the weighted-average grant date fair value above, for these shares, is $111.31 per share. Of the shares outstanding, 92,976 are exercisable at a weighted-average exercise price of $111.24 per share.

The weighted-average contractual remaining life for the 185,334 RS shares outstanding as of September 30, 2012, is 4.7 years. The weighted-average price at the date of grant for these shares is $109.13 per share. None of the shares outstanding were exercisable.

The weighted-average contractual remaining life for the 127,059 RSUs authorized as of September 30, 2012, is 2.1 years. The weighted-average price at the date of grant for these units is $75.06 per share. None of the authorized units were exercisable.

Earnings (loss) per share

Basic earnings (losses) per share were calculated using a weighted-average number of shares outstanding. The Restricted Stock resulted in diluted earnings per share as follows (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Weighted average shares outstanding	26,736,464	26,559,950	26,699,211	26,559,865
Incremental shares from restricted stock	134,191	158,514	159,889	146,933

Total shares for diluted calculations	26,870,655	26,718,464	26,859,100	26,706,798

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$59,186	$57,650	$124,908	$134,418

Basic earnings (loss) per share	$2.21	$2.17	$4.68	$5.06
Diluted earnings (loss) per share	2.20	2.16	4.65	5.03

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At September 30, 2012 and December 31, 2011, American National Insurance Company’s statutory capital and surplus was $2,137,986,000 and $2,000,551,000, respectively.

The same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Dividends received by the parent company from its insurance subsidiaries amounted to zero for the nine months ended September 30, 2012 and 2011. At September 30, 2012, approximately $1,509,980,000 of American National’s consolidated stockholders’ equity represents net assets of its insurance subsidiaries, compared to approximately $1,436,489,000 at December 31, 2011. Any transfer of these net assets to American National Insurance Company would be subject to statutory restrictions and approval.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. County Mutual has a management agreement that effectively gives complete control of County Mutual to American National. As a result, County Mutual is included in the consolidated financial statements of American National. The interests that the policyholders of County Mutual have in the financial position of County Mutual are reflected as noncontrolling interest totaling $6,750,000 at September 30, 2012 and December 31, 2011.

American National Insurance Company and its subsidiaries are partners in various joint ventures. They exercise significant control or ownership of certain of these joint ventures, resulting in their consolidation into American National’s consolidated financial statements. As a result of the consolidation, the interest of the other partners of the joint ventures is shown as noncontrolling interests. Noncontrolling interests were a net liability of $5,678,000 and $6,197,000 at September 30, 2012 and December 31, 2011, respectively.

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

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following tables summarize results of operations by operating segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates:
Life	$9,212	$17,050	$36,025	$47,345
Annuity	25,384	14,323	72,998	45,972
Health	6,179	5,254	10,989	13,303
Property and casualty	25,021	12,488	13,173	(18,343)
Corporate and other	23,589	26,102	38,211	85,082

Total	$89,385	$75,217	$171,396	$173,359

17. COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of operations, American National had commitments outstanding at September 30, 2012, to purchase, expand or improve real estate, to fund mortgage loans, and to purchase other invested assets aggregating to $322,317,000, of which $255,497,000 is expected to be funded in 2012. The remaining balance of $66,820,000 will be funded in 2013 and beyond. As of September 30, 2012, all of the mortgage loan commitments have fixed interest rates.

In September 2012, American National renewed an existing $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding American National’s working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2012 and December 31, 2011, the outstanding letters of credit were $33,695,000 and $31,716,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2013. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

In the normal course of business, American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equals or exceeds the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2012, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $208,762,000.

Litigation

American National and certain subsidiaries are defendants in various lawsuits concerning alleged failure to honor certain loan commitments, alleged breach of certain agency and real estate contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and other litigation arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position or results of operations. However, these lawsuits are in various stages of development, and future facts and circumstances could result in management’s changing its conclusions.

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

		Dollar Amount of Transactions		Amount due to/(from)
		Nine months ended September 30,		American National
Related Party	Financial Statement Line Impacted	2012	2011	September 30, 2012	December 31, 2011
Gal-Tex Hotel Corporation	Mortgage loans on real estate	$794	$738	$9,164	$9,957
Gal-Tex Hotel Corporation	Net investment income	522	578	55	60
Greer, Herz and Adams, LLP	Other operating costs and expenses	5,689	5,830	(307)	(198)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): The Moody Foundation and the Libbie Shearn Moody Trust own 34.0% and 50.2%, respectively, of Gal-Tex Hotel Corporation. The Moody Foundation and the Libbie Shearn Moody Trust also own approximately 22.9% and 37.1%, respectively, of American National. American National held a first mortgage loan issued to Gal-Tex secured by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $9,164,000 as of September 30, 2012, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is one of American National’s advisory directors and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

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

•

differences between actual experience regarding mortality, morbidity, persistency, surrenders, investment returns, and our pricing assumptions for establishing liabilities and reserves or for other purposes;

•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life or property;

•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses;

•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;

•	investment losses and defaults;

•	competition in our product lines;

•	attraction and retention of qualified employees and agents;

•	potential ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;

•	the availability, affordability and adequacy of reinsurance protection;

•	the effects of emerging claim and coverage issues;

•	the cyclical nature of the insurance business;

•	the effects of inflation on claim payments in our property and casualty and health lines;

•	interest rate fluctuations;

•	changes in our experiences related to deferred policy acquisition costs;

•	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;

•	rating agencies’ actions;

•	domestic or international military actions;

•	the effects of extensive government regulation of the insurance industry;

•	changes in tax and securities law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	regulatory or legislative changes or developments;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	failures or limitations of our computer, data security and administration systems;

•	risks of employee error or misconduct;

•	the introduction of alternative healthcare solutions; and

•	changes in assumptions for retirement expense.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For discussions of our segment results, see the “Results of Operations and Related Information by Segment” section. The following table sets forth the consolidated results of operations (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(As Adjusted)			(As Adjusted)
Premiums and other revenues
Premiums	$431,445	$441,134	$(9,689)	$1,285,096	$1,312,784	$(27,688)
Other policy revenues	49,343	46,350	2,993	146,406	141,860	4,546
Net investment income	258,190	225,942	32,248	754,449	715,186	39,263
Realized investments gains (losses), net	12,930	12,680	250	24,779	57,637	(32,858)
Other income	8,160	6,604	1,556	22,975	18,896	4,079

Total premiums and other revenues	760,068	732,710	27,358	2,233,705	2,246,363	(12,658)

Benefits, losses and expenses
Policyholder benefits	122,579	105,432	17,147	366,168	334,783	31,385
Claims incurred	226,380	253,917	(27,537)	740,048	804,932	(64,884)
Interest credited to policyholders’ account balances	108,069	82,813	25,256	323,952	288,343	35,609
Commissions for acquiring and servicing policies	92,253	109,346	(17,093)	283,295	337,747	(54,452)
Other operating expenses	114,234	111,451	2,783	336,378	346,823	(10,445)
Change in deferred policy acquisition costs (1)	7,168	(5,466)	12,634	12,468	(39,624)	52,092

Total benefits and expenses	670,683	657,493	13,190	2,062,309	2,073,004	(10,695)

Income (loss) before other items and federal income taxes	$89,385	$75,217	$14,168	$171,396	$173,359	$(1,963)

(1)	A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.

Consolidated earnings increased during the quarter ended September 30, 2012 compared to the same period in 2011 primarily as a result of

•	a decrease in claims incurred in our property and casualty segment,

•	an increase in net investment income that was $7.0 million greater than the increase in related interest credited to policyholders’ account balances and

•	a decrease in commissions that was $4.5 million greater than the increase in expense related to change in DAC,

•	these increases in earnings were partially offset by an increase in life policyholder benefits and a decrease in property and casualty premiums.

Consolidated earnings decreased slightly during the year-to-date ended September 30, 2012 compared to the same period in 2011 primarily as a result of

•	decreases in realized investment gains,

•	an increase in life policyholder benefits and

•	a decrease in property and casualty premiums,

•	almost entirely offset by a decrease in property and casualty claims incurred.

In the Consolidated Results of Operations above and in the segment discussions that follow, certain amounts in the prior year have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts were adjusted to reflect the effect of the retrospective adoption of a new accounting standard relating to DAC, which impacted reported income before other items and federal income taxes by an increase of $0.1 million and a decrease of $2.6 million for the quarter and year-to-date ended September 30, 2011, respectively.

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

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(As Adjusted)			(As Adjusted)
Premiums and other revenues:
Premiums	$72,203	$71,926	$277	$209,353	$207,786	$1,567
Other policy revenues	46,401	42,831	3,570	136,764	129,742	7,022
Net investment income	58,650	59,496	(846)	176,935	178,989	(2,054)
Other income	802	808	(6)	2,354	2,506	(152)

Total premiums and other revenues	178,056	175,061	2,995	525,406	519,023	6,383

Benefits, losses and expenses:
Policyholder benefits	84,615	75,472	9,143	245,237	232,013	13,224
Interest credited to policyholders’ account balances	15,026	15,476	(450)	44,010	45,612	(1,602)
Commissions for acquiring and servicing policies	25,193	22,897	2,296	71,624	66,680	4,944
Other operating expenses	45,923	43,013	2,910	134,396	129,623	4,773
Change in deferred policy acquisition costs (1)	(1,913)	1,153	(3,066)	(5,886)	(2,250)	(3,636)

Total benefits and expenses	168,844	158,011	10,833	489,381	471,678	17,703

Income before other items and federal income taxes	$9,212	$17,050	$(7,838)	$36,025	$47,345	$(11,320)

(1)	A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.

Earnings decreased for the quarter and year-to-date ended September 30, 2012, primarily due to an increase in policyholder benefits in addition to an increase in other operating expenses, partially offset by an increase in other policy revenues.

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

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increases during the quarter and year-to-date ended September 30, 2012 were primarily driven by increases in mortality charges and related fees due to growth in our universal life block of business.

Benefits, losses and expenses

Benefits increased for the quarter and year-to-date ended September 30, 2012 primarily resulting from higher mortality costs and a decrease in net reinsurance recoveries from fewer ceded claims.

Commissions increased for the quarter and year-to-date ended September 30, 2012 primarily due to increases in our interest-sensitive business.

Other operating expenses during 2011 benefitted from a reduction of an accrual for litigation contingencies during 2011.

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Acquisition cost capitalized	$21,847	$19,736	$2,111	$62,162	$57,279	$4,883
Amortization of DAC	(19,934)	(20,889)	955	(56,276)	(55,029)	(1,247)

Change in deferred policy acquisition costs (1)	$1,913	$(1,153)	$3,066	$5,886	$2,250	$3,636

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Acquisition costs capitalized increased during the quarter and year-to-date ended September 30, 2012 compared to the same periods in 2011 primarily as a result of an increase in commissions.

Policy In-Force Information

The following table summarizes changes in the Life segment’s insurance in-force amounts (in thousands):

	Nine months ended September 30,
	2012	2011	Change
Life insurance in-force:
Traditional life	$47,680,732	$46,652,702	$315,757
Interest-sensitive life	23,804,977	23,640,651	150,119

Total life insurance in-force	$71,485,709	$70,293,353	$465,876

The following table summarizes changes in the Life segment’s number of policies in-force:

	Nine months ended September 30,
	2012	2011	Change
Number of policies in-force
Traditional life	2,163,246	2,220,085	(56,839)
Interest-sensitive life	181,581	177,734	3,847

Total number of policies	2,344,827	2,397,819	(52,992)

Our new business activity during the first nine months of 2012 was comprised of fewer, but larger face-value policies.

Annuity

We develop, sell and support a variety of immediate and deferred annuities, including fixed, equity-indexed and variable products. We sell these products through independent agents, brokers, financial institutions, multiple-line and employee agents. Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Premiums and other revenues:
Premiums	$30,140	$21,704	$8,436	$93,275	$73,304	$19,971
Other policy revenues	2,942	3,519	(577)	9,642	12,118	(2,476)
Net investment income	156,082	121,359	34,723	460,779	413,683	47,096
Other income	50	64	(14)	143	185	(42)

Total premiums and other revenues	189,214	146,646	42,568	563,839	499,290	64,549

Benefits, losses and expenses:
Policyholder benefits	37,964	29,960	8,004	120,931	102,770	18,161
Interest credited to policyholders’ account balances	93,043	67,337	25,706	279,942	242,731	37,211
Commissions for acquiring and servicing policies	15,212	21,093	(5,881)	44,983	80,642	(35,659)
Other operating expenses	14,100	16,212	(2,112)	34,667	57,228	(22,561)
Change in deferred policy acquisition costs (1)	3,511	(2,279)	5,790	10,318	(30,053)	40,371

Total benefits, losses and expenses	163,830	132,323	31,507	490,841	453,318	37,523

Income before other items and federal income taxes	$25,384	$14,323	$11,061	$72,998	$45,972	$27,026

(1)	A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.

Earnings increased for the quarter and year-to-date ended September 30, 2012 compared to 2011 primarily due to a decrease in other operating expenses. In addition the increase in net investment income outpaced the related increase in interest credited to policyholders’ account balances. Other operating expenses were higher during 2011 primarily as a result of the settlement of litigation in 2011 for $12.0 million.

Premiums and other revenues

Annuity premium and deposit amounts received are shown in the table below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Fixed deferred annuity	$153,318	$265,606	$(112,288)	$486,835	$1,297,211	$(810,376)
Single premium immediate annuity	51,595	44,021	7,574	155,521	120,674	34,847
Equity-indexed deferred annuity	31,506	35,193	(3,687)	89,549	117,800	(28,251)
Variable deferred annuity	25,242	29,367	(4,125)	76,560	75,481	1,079

Total	261,661	374,187	(112,526)	808,465	1,611,166	(802,701)
Less: policy deposits	231,521	352,483	(120,962)	715,190	1,537,862	(822,672)

Total earned premiums	$30,140	$21,704	$8,436	$93,275	$73,304	$19,971

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Nine months ended September 30,
	2012	2011
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,824,416	$9,006,692
Net inflows	374,025	1,212,531
Surrenders	(579,908)	(669,048)
Fees	(6,075)	(8,395)
Interest credited	275,072	240,826

Account value, end of period	$9,887,530	$9,782,606

Single premium immediate annuity
Reserve, beginning of period	$978,722	$903,126
Net inflows	47,751	26,485
Interest and mortality	31,523	31,593

Reserve, end of period	$1,057,996	$961,204

Variable deferred annuity
Account value, beginning of period	$380,129	$415,757
Net inflows	72,925	68,429
Surrenders	(78,651)	(81,452)
Fees	(3,509)	(3,644)
Change in market value and other	40,711	(29,702)

Account value, end of period	$411,605	$369,388

Fixed deferred annuity net inflows decreased significantly for the year-to-date ended September 30, 2012. We are managing these products to lower sales during 2012, to mitigate risks associated with investing in the persistently low interest rate environment.

Equity-indexed annuities allow policyholders to participate in equity returns while also having certain downside protection from the guaranteed minimum returns defined in the product. Deposits for this product decreased during the year-to-date ended September 30, 2012. This decrease was primarily attributed to lower indexed crediting terms resulting from lower fixed investment yields in 2012.

Single premium immediate annuities (“SPIA”) increased for the year-to-date ended September 30, 2012. This was driven primarily by new retirees entering the market for guaranteed monthly payouts on a portion of their retirement dollars.

Net investment income increased for the quarter and year-to-date ended September 30, 2012 compared to 2011 primarily as a result of $33.9 million and $40.1 million increases in realized gains, respectively, from marking our option portfolio to fair value at September 30, 2012, in addition to a 5.1% increase in the assets attributable to annuity account balances.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Benefits increased for the quarter and year-to-date ended September 30, 2012 compared to 2011 due to an increase in reserves associated with SPIA sales during the period.

Commissions decreased for the quarter and year-to-date ended September 30, 2012 compared to 2011 primarily due to reduced fixed deferred annuity production as well as decreases in commission rates on certain annuities.

Other operating expenses decreased during the year-to-date ended September 30, 2012 compared to 2011 primarily as a result of an accrual during 2011 related to the settlement of certain litigation.

Additionally, a decrease in producer compensation linked to annuity production reduced other operating expenses further.

The change in DAC represents acquisition costs capitalized, net of amortization of existing DAC. The amortization of DAC is calculated in proportion to gross profits. The following table presents the components of change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Acquisition cost capitalized	$17,398	$26,973	$(9,575)	$54,015	$96,921	$(42,906)
Amortization of DAC	(20,909)	(24,694)	3,785	(64,333)	(66,868)	2,535

Change in deferred policy acquisition costs (1)	$(3,511)	$2,279	$(5,790)	$(10,318)	$30,053	$(40,371)

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.

The decrease in acquisition costs capitalized during the quarter and year-to-date ended September 30, 2012 compared to 2011 was the result of lower commissions incurred with the decrease in fixed deferred annuity production.

An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the year-to-date ended September 30, 2012 and 2011 was 39.5%, and 43.5%, respectively. The improvement in the ratio was primarily driven by improvement in persistency during the nine months ended September 30, 2012 compared to 2011.

Options and derivatives

Shown below is an analysis of the impact to net investment income of the option return, along with the impact to interest credited of the equity-indexed annuity embedded derivative (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Net investment income
Without option return	$145,634	$144,851	$783	$438,832	$431,878	$6,954
Option return	10,448	(23,492)	33,940	21,947	(18,195)	40,142

Interest credited to policy account balances
Without embedded derivative	85,332	92,530	(7,198)	263,163	264,316	(1,153)
Equity-indexed annuity embedded derivative	7,711	(25,193)	32,904	16,779	(21,585)	38,364

Net investment income without option return, increased during the quarter and year-to-date ended September 30, 2012 compared to 2011 primarily due to increases in aggregate annuity account values. The related interest credited to policyholders’ account balances without equity-indexed return, decreased during the quarter and year-to-date periods resulting from lower crediting rates.

The option return, as well as the related equity-indexed annuity embedded derivative return, during the quarter and year-to-date ended September 30, 2012 increased as a result of the change in the S&P 500 Index during the respective periods. These option returns correlate to the 5.8% and 14.6% three and nine month gains of the S&P 500 Index for the periods ended September 30, 2012, respectively, compared to losses of 14.3% and 10.0% for the same periods ended September 30, 2011, respectively.

Health

The Health segment primarily focuses on supplemental and limited benefit coverage products including Medicare Supplement insurance as well as hospital surgical and cancer policies. For the first nine months of 2012, premium volume was concentrated in our Medicare Supplement and group lines. Our other health products include credit accident and health policies, stop loss, and dental coverages. Health products are distributed through our network of independent agents and Managing General Underwriters (“MGU”). Health segment results for the periods indicated were as follows (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Premiums and other revenues:
Premiums	$56,199	$57,708	$(1,509)	$167,965	$174,736	$(6,771)
Net investment income	2,938	3,331	(393)	8,872	10,172	(1,300)
Other income	3,900	3,354	546	11,760	9,874	1,886

Total premiums and other revenues	63,037	64,393	(1,356)	188,597	194,782	(6,185)

Benefits, losses and expenses:
Claims incurred	38,436	38,691	(255)	119,586	119,764	(178)
Commissions for acquiring and servicing policies	6,735	6,636	99	19,651	20,202	(551)
Other operating expenses	10,669	11,086	(417)	33,724	35,080	(1,356)
Change in deferred policy acquisition costs (1)	1,018	2,726	(1,708)	4,647	6,433	(1,786)

Total benefits and expenses	56,858	59,139	(2,281)	177,608	181,479	(3,871)

Income (loss) before other items and federal income taxes	$6,179	$5,254	$925	$10,989	$13,303	$(2,314)

(1)	A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated

Earnings for the quarter ended September 30, 2012 were relatively flat. Earnings decreased for the year-to-date ended September 30, 2012, driven primarily by a decrease in premiums.

Premiums and other revenues

Health premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	dollars	percentage	dollars	percentage	dollars	percentage	dollars	percentage
Medicare Supplement	$24,066	42.9%	$25,030	43.4%	$71,688	42.7%	$76,361	43.7%
Group	10,914	19.4	8,820	15.3	30,384	18.1	24,535	14.0
Medical expense	9,065	16.1	11,355	19.6	28,592	17.0	36,594	20.9
MGU	4,277	7.6	3,438	6.0	12,887	7.7	9,911	5.7
Credit accident and health	4,102	7.3	5,027	8.7	12,749	7.6	15,184	8.7
All other	3,775	6.7	4,038	7.0	11,665	6.9	12,151	7.0

Total	$56,199	100.0%	$57,708	100.0%	$167,965	100.0%	$174,736	100.0%

Earned premiums decreased during the quarter and year-to-date ended September 30, 2012, primarily resulting from the run-off of our closed medical expense block of insurance plans, which will continue decreasing. In addition Medicare Supplement premiums declined primarily resulting from lower policy lapses. These decreases were partially offset by an increase in revenues of our group and MGU lines.

Our in-force certificates or policies as of the dates indicated are as follows:

	September 30,
	2012		2011
	number	percentage	number	percentage
Medicare Supplement	41,160	6.6%	42,991	6.8%
Group	19,887	3.2	15,666	2.5
Medical expense	6,056	1.1	8,515	1.4
MGU	188,123	30.7	141,770	22.5
Credit accident and health	251,793	41.0	281,685	44.7
All other	106,592	17.4	139,582	22.1

Total	613,611	100.0%	630,209	100.0%

Our total in-force policies decreased during the year-to-date ended September 30, 2012 compared to 2011. The increases in the MGU and group lines were more than offset by decreases in credit accident and health, Medicare Supplement, medical expense and other lines.

Benefits, losses and expenses

Other operating expenses decreased slightly during the year-to-date ended September 30, 2012 compared to 2011 as a result of the aggregate decrease in the health block of business.

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Acquisition cost capitalized	$2,840	$2,838	$2	$8,311	$9,540	$(1,229)
Amortization of DAC	(3,858)	(5,564)	1,706	(12,958)	(15,973)	3,015

Change in deferred policy acquisition costs (1)	$(1,018)	$(2,726)	$1,708	$(4,647)	$(6,433)	$1,786

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Expenses due to the change in DAC decreased for the quarter and year-to-date ended September 30, 2012 compared to the same periods in 2011 primarily due to the decreases in amortization outpacing costs capitalized due to the aggregate decrease in the health block of business.

Property and Casualty

Property and Casualty business is written through our Multiple-Line and Credit Insurance Division agents. Property and Casualty segment results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
		(As Adjusted)			(As Adjusted)
Premiums and other revenues:
Net premiums written	$265,886	$293,228	$(27,342)	$825,912	$878,015	$(52,103)

Net premiums earned	272,903	289,796	(16,893)	814,503	856,958	(42,455)
Net investment income	17,536	17,852	(316)	53,016	54,230	(1,214)
Other income	1,619	1,870	(251)	5,065	4,148	917

Total premiums and other revenues	292,058	309,518	(17,460)	872,584	915,336	(42,752)

Benefits, losses and expenses:
Claims incurred	187,944	215,226	(27,282)	620,462	685,168	(64,706)
Commissions for acquiring and servicing policies	45,113	58,720	(13,607)	147,037	170,223	(23,186)
Other operating expenses	29,428	30,150	(722)	88,523	92,042	(3,519)
Change in deferred policy acquisition costs (1)	4,552	(7,066)	11,618	3,389	(13,754)	17,143

Total benefits and expenses	267,037	297,030	(29,993)	859,411	933,679	(74,268)

Income before other items and federal income taxes	$25,021	$12,488	$12,533	$13,173	$(18,343)	$31,516

Loss and claim adjustment expense ratio	68.9%	74.3%	(5.4)	76.2%	80.0%	(3.8)
Underwriting expense ratio	29.0	28.5	0.5	29.3	29.0	0.3

Combined ratio	97.9%	102.8%	(4.9)	105.5%	109.0%	(3.5)

Impact of catastrophe events on combined ratio	3.8	7.5	(3.7)	10.7	14.6	(3.9)

Combined ratio without impact of catastrophe events	94.1%	95.3%	(1.2)	94.8%	94.4%	0.4

Gross catastrophe losses	$9,240	$17,130	$(7,890)	$90,981	$207,084	$(116,103)
Net catastrophe losses	10,365	22,789	(12,424)	87,367	113,619	(26,252)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The Property and Casualty segment results improved during the quarter and year-to-date ended September 30, 2012, primarily due to a significant decrease in claims incurred and to a lesser extent a reduction in commissions, partially offset by a decrease in premiums.

Premiums and other revenues

Net premiums written and earned decreased during the quarter and year-to-date ended September 30, 2012 from a decline of policies in force due to attrition and risk mitigation actions in our Personal lines, in addition to product alterations in our Credit Insurance Division.

Benefits, losses and expenses

Claims incurred decreased during the quarter and year-to-date ended September 30, 2012 as a result of a decrease in catastrophe losses during both periods. The lower catastrophe losses, together with improved rate adequacy, caused the decrease in the loss ratio. Commissions decreased primarily due to a shift from commission to non-commission products in our Credit Insurance Division.

The combined ratio, excluding net catastrophe impact, declined for the quarter ended and remained relatively level for the year-to-date ended September 30, 2012 compared with the same periods in 2011. The third quarter decrease was primarily driven by better rate adequacy.

For the quarter and year-to-date ended September 30, 2012, the net favorable prior year loss and CAE development was $4.6 million and $30.8 million, compared to $10.2 million and $38.1 million favorable development for the quarter and year-to-date ended September 30, 2011. This favorable development is primarily in our workers’ compensation, personal auto liability and commercial liability lines, which are demonstrating better than expected loss emergence compared to what was implied by our historical development patterns.

Products

Our Property and Casualty segment consists of three product lines: (i) Personal Lines, which we market primarily to individuals, was 60.9% of net premiums written, (ii) Commercial Lines, which focus primarily on businesses engaged in agricultural and other targeted markets, was 30.2% of net premiums written, and (iii) Credit-related property insurance products which are marketed to financial institutions and retailers and was 8.9% of net premiums written. We frequently sell both personal and commercial lines products to the same individuals.

Personal Lines

Property and Casualty segment results for Personal Lines for the periods indicated were as follows (in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Net premiums written
Auto	$105,226	$111,701	$(6,475)	$317,237	$340,111	$(22,874)
Homeowner	57,573	61,483	(3,910)	157,738	161,484	(3,746)
Other Personal	9,318	9,675	(357)	27,965	27,699	266

Total net premiums written	$172,117	$182,859	$(10,742)	$502,940	$529,294	$(26,354)

Net premiums earned
Auto	$106,019	$114,730	$(8,711)	$318,806	$349,542	$(30,736)
Homeowner	52,028	56,612	(4,584)	154,185	160,112	(5,927)
Other Personal	8,974	9,537	(563)	26,639	27,392	(753)

Total net premiums earned	$167,021	$180,879	$(13,858)	$499,630	$537,046	$(37,416)

Loss and claim adjustment expense ratio
Auto	79.9%	77.3%	2.6	77.8%	74.3%	3.5
Homeowner	71.5	95.3	(23.8)	105.5	123.5	(18.0)
Other Personal	67.7	56.9	10.8	56.1	74.2	(18.1)

Personal lines loss ratio	76.7%	81.8%	(5.1)	85.2%	89.0%	(3.8)

Combined Ratio
Auto	100.7%	96.3%	4.4	98.8%	94.9%	3.9
Homeowner	98.4	115.0	(16.6)	129.7	147.6	(17.9)
Other Personal	89.9	106.0	(16.1)	78.9	95.8	(16.9)

Personal lines combined ratio	98.5%	102.6%	(4.1)	107.3%	110.6%	(3.3)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the quarter and year-to-date ended September 30, 2012. This was primarily due to a decline in policies in-force resulting from a combination of the decreases in homeowner policies in-force, which decreased cross-sell opportunities, and new business sales not keeping pace with attrition. The loss and combined ratios increased during the periods consistent with our pricing strategy and expected seasonal variances.

Homeowners: Net premiums written and earned decreased during the quarter and year-to-date ended September 30, 2012 compared to 2011 primarily due to fewer policies in-force. The decrease in homeowner policies in-force was primarily driven by improved rate adequacy and our catastrophe risk mitigation actions. The loss and combined ratios decreased during the three and nine months ended September 30, 2012 due primarily to improved catastrophe experience and improved rate adequacy.

Other Personal: This product line is comprised primarily of watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. Net premiums written and earned remained substantially unchanged during the quarter and year-to-date ended September 30, 2012. The loss ratio increased while the combined ratio decreased during the quarter ended September 30, 2012, and both ratios decreased year-to-date. As this is currently our smallest line of business in our Personal Products line, minor fluctuations in results can cause greater volatility in these ratios.

Commercial Lines

Property and Casualty segment results for Commercial Lines for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Net premiums written
Other Commercial	$29,618	$27,357	$2,261	$105,698	$101,527	$4,171
Agribusiness	26,240	25,702	538	78,863	75,758	3,105
Auto	16,961	17,235	(274)	64,537	67,394	(2,857)

Total net premiums written	$72,819	$70,294	$2,525	$249,098	$244,679	$4,419

Net premiums earned
Other Commercial	$31,642	$30,310	$1,332	$92,853	$90,073	$2,780
Agribusiness	26,848	26,174	674	79,067	75,981	3,086
Auto	20,084	20,698	(614)	59,937	63,571	(3,634)

Total net premiums earned	$78,574	$77,182	$1,392	$231,857	$229,625	$2,232

Loss and claim adjustment expense ratio
Other Commercial	70.8%	63.4%	7.4	78.5%	59.5%	19.0
Agribusiness	72.6	109.4	(36.8)	86.2	132.0	(45.8)
Auto	66.9	64.9	2.0	64.0	57.9	6.1

Commercial lines loss ratio	70.4%	79.4%	(9.0)	77.4%	83.1%	(5.7)

Combined ratio
Other Commercial	98.0%	92.1%	5.9	106.8%	88.3%	18.5
Agribusiness	109.5	146.1	(36.6)	122.6	169.0	(46.4)
Auto	87.8	86.1	1.7	86.6	80.3	6.3

Commercial lines combined ratio	99.0%	108.8%	(9.8)	106.9%	112.8%	(5.9)

Other Commercial: Net premiums written and earned increased during the quarter and year-to-date ended September 30, 2012 compared to 2011 primarily as a result of an increase in workers’ compensation premiums due to rate increases and premium assumed from involuntary pools. The loss and combined ratios increased during the quarter and year-to-date ended September 30, 2012 primarily due to an increase in the severity of workers’ compensation and business owners claims.

Agribusiness Product: Our agribusiness product allows policyholders to customize and combine their coverage for residences and household contents, farm buildings and building contents, personal property and liability. Net premiums written and earned increased during the quarter and year-to-date ended September 30, 2012, primarily as a result of a decrease in reinsurance reinstatement premiums from those in 2011. The loss and combined ratios decreased significantly during the nine months ended September 30, 2012, primarily as the result of a reduction in net catastrophe losses during the nine month period.

Commercial Automobile: Net premiums written and earned decreased during the quarter and year-to-date ended September 30, 2012 compared to 2011 primarily as a result of lower new business writings in our small commercial business as well as underwriting intended to improve risk selection.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Net premiums written	$20,950	$40,075	$(19,125)	$73,874	$104,042	$(30,168)
Net premiums earned	27,308	31,735	(4,427)	83,016	90,287	(7,271)

Loss and claim adjustment expenses ratio	16.9%	18.7%	(1.8)	18.3%	18.5%	(0.2)
Combined ratio	93.9	89.0	4.9	94.2	90.6	3.6

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

Net premiums written and earned decreased for the quarter and year-to-date ended September 30, 2012 compared to 2011. The primary driver for the decrease in premiums is a shift from Guaranteed Auto Protection (“GAP”) Insurance to GAP Waiver, a lower premium debt protection product. The loss ratios decreased somewhat in the most recent quarter and remained substantially unchanged year-to-date. The combined ratios increased during the three and nine month periods due primarily to the decrease in premiums.

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

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Premiums and other revenues:
Net investment income	$22,984	$23,904	$(920)	$54,847	$58,112	$(3,265)
Realized investments gains, net	12,930	12,680	250	24,779	57,637	(32,858)
Other Income	1,789	508	1,281	3,653	2,183	1,470

Total premiums and other revenues	37,703	37,092	611	83,279	117,932	(34,653)

Benefits, losses and expenses:
Other operating expenses	14,114	10,990	3,124	45,068	32,850	12,218

Total benefits, losses and expenses	14,114	10,990	3,124	45,068	32,850	12,218

Income before other items and federal income taxes	$23,589	$26,102	$(2,513)	$38,211	$85,082	$(46,871)

Earnings for the quarter ended September 30, 2012 decreased compared to the same period in 2011 due to increased other operating expenses. Earnings for the year-to-date ended September 30, 2012 decreased substantially due to the decrease in realized gains, primarily as a result of other-than-temporary impairments related to bond and equity investments of $22.1 million for nine months ended September 30, 2012. Additionally, there was a $13.1 million gain in 2011 from the sale of investment real estate with no comparable sale in 2012. Other operating costs increased during 2012 as a result of an increase in expenses for share-based compensation under the stock and incentive plan.

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

Our insurance and annuity products are primarily supported by investment-grade bonds, and to a lesser extent collateralized mortgage obligations and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale considering our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities classified as held-to-maturity and available-for-sale and adjust the mix within the portfolio as investments mature or new investments are purchased.

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

Composition of Invested Assets

The following summarizes the carrying values of our invested assets by asset class (other than investments in unconsolidated affiliates) (in thousands, except percentages):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$9,187,881	47.4%	$9,251,972	49.0%
Bonds available-for-sale, at fair value	4,668,577	24.1	4,381,607	23.2
Equity securities, at fair value	1,094,387	5.7	1,006,080	5.3
Mortgage loans on real estate, net of allowance	3,058,663	15.8	2,925,482	15.5
Policy loans	393,774	2.0	393,195	2.1
Investment real estate, net of accumulated depreciation	508,202	2.6	470,222	2.5
Short-term investments	321,512	1.7	345,330	1.8
Other invested assets	129,975	0.7	109,514	0.6

Total Investments	$19,362,971	100.0%	$18,883,402	100.0%

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

At September 30, 2012, our fixed maturity securities had an estimated fair market value of $14.7 billion, which was $1.2 billion, or 9.1%, above amortized cost. At December 31, 2011, our fixed maturity securities had an estimated fair value of $14.2 billion, which was $851.7 million, or 6.4%, above amortized cost.

Fixed maturity securities’ estimated fair value, due in one year or less, increased to $1.5 billion as of September 30, 2012 from $961.2 million as of December 31, 2011, primarily as a result of approaching maturity dates of long-term bonds.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	September 30, 2012			December 31, 2011
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$834,560	$908,706	6.2%	$1,074,744	$1,153,696	8.1%
AA	1,457,652	1,591,582	10.8	1,391,092	1,490,600	10.5
A	5,066,565	5,600,980	38.0	5,058,242	5,448,851	38.3
BBB	5,505,313	5,978,618	40.6	5,204,214	5,499,958	38.6
BB and below	637,368	649,908	4.4	659,290	646,193	4.5

Total	$13,501,458	$14,729,794	100.0%	$13,387,582	$14,239,298	100.0%

The slight shifts in our credit quality diversification, including exposure to below investment grade securities, at September 30, 2012 compared to December 31, 2011, was primarily the result of purchases of AAA through BBB bonds, and maturities of bonds rated AAA through BB and below as we continue to manage a diverse portfolio. At 4.4% of our total bond portfolio, the exposure to below investment grade securities is acceptable to management, and we expect this portion of our bond portfolio to decrease as these bonds approach maturity.

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

The weighted average coupon yield on the principal funded for mortgage loans was 5.8% and 6.0% at September 30, 2012 and December 31, 2011, respectively. It is likely that the weighted average coupon yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities- As of September 30, 2012, our equity securities were invested 96.7% in publicly traded (on a national U.S. stock exchange) common stock and 3.3% was invested in publicly traded preferred stock. As of December 31, 2011, 96.3% of our equity securities were invested in publicly traded common stock, and the remaining 3.7% were invested in publicly traded preferred stock. The increase in the fair value of our equity securities during the first nine months of 2012 primarily reflects market value increases within the portfolio.

We carry our equity portfolio at fair value based on quoted estimated fair value prices obtained from external pricing services. The cost and estimated market value of the equity portfolio are as follows (in thousands):

	September 30, 2012
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Common stock	$660,798	$405,750	$(7,386)	$1,059,162
Preferred stock	26,690	8,609	(74)	35,225

Total	$687,488	$414,359	$(7,460)	$1,094,387

	December 31, 2011
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Common stock	$679,724	$305,269	$(16,086)	$968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total	$710,679	$312,957	$(17,556)	$1,006,080

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

Policy Loans- For certain life insurance products, policyholders may borrow funds using their policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of September 30, 2012 we had $393.8 million in policy loans with a loan to surrender value of 59.4%, and at December 31, 2011, we had $393.2 million in policy loans with a loan to surrender value of 59.2%. Interest rates on policy loans primarily range from 3.0 % to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income

Net investment income from bonds and mortgage loans used to support our insurance products increased $3.1 million over the period as assets increased with annuity sales and growth in policyholder’s account balances. Net investment income in other asset classes (equities, real estate, options and other) increased $36.2 million as a result of realized gains from marking our option portfolio to fair value at September 30, 2012.

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

Unrealized Gains and Losses

The net change in unrealized gains (losses) on available-for-sale securities, included in the accumulated other comprehensive income in the consolidated statements of financial position, had a net gain increase of $113.2 million for the nine months ended September 30, 2012. The net unrealized gains on available-for-sale securities at September 30, 2012 and December 31, 2011 were $761.9 million and $541.4 million, respectively.

Liquidity

Our liquidity requirements have been and are expected to continue to be met by funds from operations, resulting from premiums received from our customers and investment income. The primary use of cash has been and is expected to continue to be policy benefits and claims incurred during the regular course of business. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant impact to cash flow from operations.

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

To ensure we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity securities and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs; moreover, our portfolio of highly liquid available-for-sale fixed maturity and equity securities are available to meet future liquidity needs as necessary.

Capital Resources

Our capital resources consisted of American National stockholders’ equity, summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,546,009	$3,477,888
AOCI	279,760	159,403

Total American National stockholders’ equity	$3,825,769	$3,637,291

We have notes payable in our consolidated statements of financial position that are not part of our capital resources. These notes payable represent amounts borrowed by real estate joint ventures that we consolidate into our financial statements. During the quarter ended September 30, 2012, one real estate joint venture, which the company consolidates, borrowed $100.0 million from a third party using the real estate owned by the joint venture as collateral. The debt service on the ten year loan is intended to be met by the earnings and cash flow of the joint venture. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective venture, which totaled $14.2 million and $18.0 million at September 30, 2012 and December 31, 2011, respectively.

Total stockholders’ equity in the first nine months of 2012 increased primarily due to the $124.9 million net income earned during the period and $113.2 million unrealized gains on available-for-sale securities, offset by $62.0 million in dividends paid to stockholders.

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

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2011, the levels of our and our insurance subsidiaries’ capital exceeded the NAIC’s minimum RBC requirements.

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

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Corporate Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Articles of Incorporation (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009)

3.2	Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position (unaudited) at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2012 and 2011, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
Name: Robert L. Moody
Title: Chairman of the Board & Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
Name: John J. Dunn, Jr.,
Title: Corporate Chief Financial Officer

Date: November 5, 2012