Form 10-K
period 2012-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2013-03-08
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐    Yes  ☒    No

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

The aggregate market value on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $516.9 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.

As of March 1, 2013, there were 26,898,717 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL INSURANCE COMPANY

PART I

ITEM 1.	BUSINESS

Company Overview

American National Insurance Company has more than 100 years of experience. We have maintained our corporate headquarters in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities and property and casualty insurance. We also offer pension services and limited health insurance. We provide personalized service to approximately six million policyholders throughout the United States, the District of Columbia, Puerto Rico, Guam, and American Samoa.

In this document, we refer to American National Insurance Company and its subsidiaries as the “Company,” “we,” “our,” and “us.”

Business Strategy

Our vision is to be a leading provider of financial products and services for current and future generations. For more than a century, we have maintained a conservative business approach and corporate culture. We have an unwavering commitment to serve our agents, policyholders, and shareholders by providing excellent customer service and competitively priced and diversified products. We are committed to profitable growth, which enables us to remain financially strong. Acquisitions that are strategic and offer synergies are considered, but they are not our primary source of growth. Rather, we invest in our distribution channels and markets to fuel internal growth.

We are committed to excellence and maintaining high ethical standards in all our business dealings. Disciplined adherence to our core values has allowed us to deliver consistently high levels of customer service through talented people, who are at the heart of our business.

Business Segments

Our family of companies includes six life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. Our business segments are:

Life Segment—We provide the following products under our Life segment:

Whole Life. Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract period, to a specified age or period, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, increase cash values available upon surrender, or reduce the premiums required to maintain the contract in-force.

Term Life. Term life products provide a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Coverage periods typically range from one year to thirty years, but in no event are they longer than the period over which premiums are paid.

Universal Life. Universal life products provide insurance coverage through a contract that gives the policyholder flexibility in premium payments and coverage amounts. Universal life products may allow the insured, within certain limits, to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. Universal life products are interest rate sensitive, and we determine the interest crediting rates, subject to specified minimums.

Equity-indexed universal life products have the same features as the universal life products, but also allow policyholders to earn additional return through interest credited tied to the performance of a particular stock index, such as the S&P 500.

Variable Universal Life. Variable universal life products provide insurance coverage on the same basis as universal life, except that the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities held in the separate accounts selected by the policyholder.

Credit Life Insurance. Credit life insurance products are sold in connection with a loan or other credit account. Credit life insurance products are designed to pay off the borrower’s remaining debt to the lender on a loan or credit account if the borrower dies during the coverage period.

Annuity Segment—We provide the following products under our Annuity segment:

Deferred Annuity. A deferred annuity is an asset accumulation product. Deposits are received as a single payment, in the case of a single premium deferred annuity, or as multiple payments, in the case of a flexible premium deferred annuity. Deposits are credited with interest at our determined rates subject to policy minimums. For certain limited periods of time, usually from one to ten years, interest rates are guaranteed not to change. Deferred annuities usually have surrender charges that begin at issue and grade off over time and may have market value adjustments that can have a positive or negative effect on any surrender value.

An equity-indexed deferred annuity is credited with interest at minimum rates established by state insurance law. Any additional interest credited is typically tied to the performance of a particular stock market index.

Single Premium Immediate Annuity (“SPIA”). A SPIA is purchased with one premium payment, providing guaranteed periodic (usually monthly or annual) income payments to the annuitant for a specified period, such as for the remainder of the annuitant’s life. Return of the original deposit may not be guaranteed, depending on the terms of the annuity contract.

Variable Annuity. In a variable annuity the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities held in the separate accounts selected by the policyholder.

Health Segment—We provide the following types of products under our Health segment:

Medicare Supplement. Medicare Supplement insurance is a type of private health insurance designed to supplement or pay the costs of certain medical services not covered by Medicare.

Supplemental Insurance. Supplemental insurance is designed to provide supplemental coverage for specific events or illnesses, such as cancer, and accidental injury or death.

Medical Expense. Medical expense insurance covers most health expenses including hospitalization, surgery and outpatient services (excluding dental and vision costs). We discontinued new sales of this coverage in June 2010; however renewals continues to affect our operating results.

Stop-Loss. Stop-loss coverage is used by employers to limit their exposure under self-insurance medical plans. Two coverages, which are usually offered concurrently, are available:

Specific Stop-Loss. Specific stop loss coverage is initiated when claims for an individual reach a threshold. After the threshold is reached, the policy reimburses claims paid by the employer up to the lifetime limit per individual.

Aggregate Stop-Loss. Aggregate stop-loss coverage reimburses the employer once the group’s total paid claims reach a stipulated threshold.

Credit Disability. Credit disability (also called credit accident and health) insurance pays a limited number of monthly payments on a loan or credit account if the borrower becomes disabled during the coverage period.

Property and Casualty Segment—We provide the following types of products under our Property and Casualty segment:

Personal Lines. Personal lines include insurance policies issued to individuals for personal auto, homeowners and other personal exposures. Personal auto insurance covers specific risks involved in owning and operating an automobile. Homeowner insurance provides coverage that protects the insured’s property against loss from perils. Other personal insurance provides coverage for property such as boats, motorcycles and recreational vehicles.

Commercial Lines. Agribusiness insurance comprises the majority of our commercial lines. This includes property and casualty coverage tailored for a farm, ranch, vineyard or other agricultural business, contractors, and business within the rural and suburban markets. Commercial auto insurance is typically issued in conjunction with the sale of our agribusiness insurance and covers specific risks involved in owning and operating vehicles. Other commercial insurance is also sold along with our agribusiness policy and encompasses property, liability and workers’ compensation coverages.

Credit-Related Property Insurance Products. We primarily offer the following credit insurance products:

Collateral or Creditor Protection Insurance (“CPI”). CPI provides insurance against loss, expense to recover, or damage to personal property (typically automobiles) pledged as collateral resulting from fire, burglary, collision, or other loss occurrence that would either impair a creditor’s interest or adversely affect the value of the collateral. The coverage is purchased according to the terms of the credit obligation when the borrower fails to provide the required insurance. The cost of the insurance is charged to the borrower.

Guaranteed Auto Protection or Guaranteed Asset Protection (“GAP”). GAP insures the excess of the outstanding indebtedness over the primary property insurance benefits that may occur when there is a total loss to or an unrecovered theft of the collateral. GAP can be written on a variety of assets that are used as collateral to secure credit; however, it is most commonly written on automobiles.

Corporate and Other Segment—Our Corporate and Other segment encompasses primarily our invested assets not used to support insurance activities. It also includes our non-insurance subsidiaries, such as investment advisory services.

Marketing Channels

Product distribution is managed to satisfy specific markets in such a way that channel conflict across our five marketing channels is minimized and key brand identities are maintained. Whenever possible, products are cross-sold to maximize product offerings and return on investment in products and distribution. Our marketing channels are:

Independent Marketing Group (“IMG”)—distributes life insurance and annuities through independent agents serving middle and affluent markets, as well as niche markets such as the small pension plan arena. IMG provides products, service, and concepts to clients in need of wealth protection, accumulation, distribution, and transfer. IMG markets products through financial institutions, large marketing organizations, employee benefit firms, broker-dealers, and independent insurance agents and brokers.

IMG also markets to individuals who favor purchasing insurance directly from insurance companies. Direct Marketing offers life insurance to middle-income customers through multiple channels including direct mail, internet and call centers.

Career Sales and Service Division (“CSSD”)—The Career Sales and Service Division offers life insurance, annuities, and limited benefit health insurance products through exclusive employee agents primarily to the middle-income market. The Division’s business model is structured to distribute new products as well as provide door-to-door collections and personalized service to the customer via agents located throughout the United States. CSSD has evolved its operations to more of a non-traditional home service model by offering a wider variety of products and alternative payment options to meet the changing needs of the customer. The Career Sales and Service Division’s roots can be traced back to The Company’s founding in 1905.

Multiple-line—offers life insurance, annuities, and property and casualty insurance primarily through dedicated agents. Multiple-line is committed to remain a leader in tri-line sales (sales of homeowners, auto, and life insurance). Policyholders can do business with a single agent, a concept that has been identified as an important driver to client satisfaction. Multiple-line serves individuals, families, and small business owners at all income levels.

Health Division—through independent agents and managing general underwriters, primarily serves the needs of middle-income seniors and individuals preparing for retirement. The Health Division offers an array of life insurance, health insurance, and annuity products for this growing segment of the population, including group life products, limited benefit group health insurance products, and health reinsurance. It remains committed to traditional Medicare Supplement products. Health Division is responsible for the administration of health insurance products sold by other marketing channels.

Credit Insurance Division—offers products that provide protection against specific unpaid debt in the event of loss due to death or disability, or in the event of a loss of “ability to repay,” such as involuntary unemployment or untimely loss of collateral. Distribution includes general agents who market to financial institutions, automobile dealers, and furniture dealers. These general agents are given non-exclusive authority to solicit insurance within a specified geographic area and to appoint and supervise subagents.

Policyholder Liabilities

We establish and carry as liabilities actuarially-determined amounts calculated to meet our future obligations on our outstanding policies. We compute the amounts for policyholder liabilities in accordance with generally accepted accounting principles (“GAAP”) and the standards of practice of the American Academy of Actuaries.

We establish liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned premiums and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we establish liabilities for minimum death benefit guarantees relating to certain annuity contracts, secondary guarantees relating to certain life policies and fair value reserves for living benefits embedded derivative guarantees.

Pursuant to state insurance laws, we establish statutory reserves, reported as liabilities, to meet our obligations on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from future policy benefits determined using GAAP.

Additional information regarding our policyholder liabilities may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Estimates – Reserves section.

Risk Management

A conservative operating philosophy was a founding principle for our Company which is supported by our focus on sustainable and profitable growth. We manage risks throughout the Company by employing controls in our insurance and investment functions. These controls are designed to both place limits on activities and provide reporting information that helps shape any needed adjustments in our ongoing review of existing controls. We have a formal risk management program on an enterprise-wide basis to coordinate risk management efforts and ensure alignment between our risk-taking activities and our strategic objectives. This risk management program includes a corporate risk officer who chairs a Management Risk Committee to ensure consistent application of the enterprise risk management process across all business segments. The Audit Committee of the Board of Directors also reviews the Company’s risk assessment and risk management policies. Finally, we make use of several senior management committees to support the discussion and enforcement of risk controls in our management of the Company.

Our insurance products are designed to offer a balance of features desired by the marketplace with provisions that mitigate our risk exposures to allow prudent management across our insurance portfolio. We employ underwriting standards to ensure proper rates are charged to various classes of insureds. In our life insurance and annuity products, we mitigate against the risk of disintermediation through the use of surrender charges and market value adjustment features.

One of our significant risks is the management of the linkage between the timing of settlement and the amount of obligations related to our insurance and annuity contracts and the cash flows and valuations of the invested assets backing those obligations, a process commonly referred to as asset-liability management (“ALM”). This risk is most present in our Life and Annuity segments. Our ALM Committee regularly monitors the level of risk in the interaction of our assets and liabilities and helps shape courses of action intended to attain our desired risk-return profile. Investment allocations and duration targets also limit the risk exposure in our annuity products by limiting the credited rate to a range supported by these investments. Some of the additional tools which help shape investment decisions include deterministic and stochastic interest rate scenario analyses using a licensed, third party economic scenario generator and detailed insurance ALM models. These models also use experience analyses related to surrenders and death claims.

We also manage risk by using reinsurance to limit our exposure on any one insurance contract or any single event or series of events. Our reinsurance program addresses some of our individual risks with exposures above certain amounts as well as our exposure to catastrophes including hurricanes, tornadoes, wind and hail events, earthquakes, fires following earthquakes, winter storms, and wildfires. We purchase reinsurance from many providers and we are not dependent on any single reinsurer. We believe that our reinsurers are reputable and financially secure, and we regularly review the financial strength ratings of our reinsurers to ensure they meet established thresholds. Reinsurance does not remove our liability to pay our policyholders, and we remain liable to our policyholders for the risks we insure. In our Property and Casualty operations, the purchase of catastrophic and other reinsurance is an important risk management tool. Further, the use of catastrophic event models is an important element of our reinsurance program. These models assist us in the management of our exposure concentrations. In addition to reinsurance protection, we have managed our exposure to catastrophic risk by limiting personal homeowners business in coastal areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage in over exposed regions with respect to hurricane or wind and earthquake risk.

Pricing

We establish premium rates for our life and health insurance products using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on our experience, industry data, and projected investment earnings. Premium rates for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, and general business and economic conditions, including market rates of interest and inflation. Profitability is affected to the extent actual experience deviates from our pricing assumptions.

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

Competition

We compete principally on the scope of our distribution systems, the breadth of our product offerings, reputation, marketing expertise and support, our financial strength and ratings, our product features and prices, customer service, claims handling, and in the case of producers, compensation. The market for insurance, retirement and investment products continues to be highly fragmented and competitive. We compete with a large number of domestic and foreign insurance companies, many of which offer one or more similar products. In addition, for our products that include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.

Several competing insurance carriers are larger than us and have brands that are more commonly known and spend significantly more on advertising than we do. We remain competitive with these commonly known brands by relying on our abilities to manage costs, providing attractive coverage and service, maintaining positive relationships with our agents, and maintaining our financial strength ratings. Rather than focusing our advertising efforts nationally, we support advertising in the local markets where our agents live and work.

Ratings

Insurer financial strength ratings are current independent opinions of rating agencies regarding the capacity of an insurance company to meet the obligations of its insurance policies and contracts in accordance with their terms. The ratings are based on comprehensive quantitative and qualitative evaluations of a company and its management strategy. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor as a guarantee of an insurer’s current or future ability to meet contractual obligations. Each agency’s rating should be evaluated independently of any other rating. Ratings may be changed, suspended, or withdrawn at any time.

Our insurer financial strength rating from two of the most widely referenced rating organizations as of the date of this filing are as follows:

•	A.M. Best Company: A (Excellent) (1)

•	Standard & Poor’s (“S&P”): A (Strong) (2)

(1)	A.M. Best’s rating of A is the third highest of thirteen ratings and represents companies’ “excellent ability to meet their ongoing insurance obligations.” A.M. Best’s active company rating scale consists of thirteen ratings ranging from A++ (Superior) to D (poor).
(2)	S&P’s rating of A is in the “strong” category and represents companies’ “strong capacity to meet financial commitments, but somewhat susceptible to adverse economic conditions and changes in circumstances.” A is the sixth highest of twenty active company ratings. Ranging from AAA (Extremely Strong) to CC (Extremely Weak) and uses plus (+) or Minus (-) modifiers show the relative standing within the AA to CCC categories.

Regulation Applicable to Our Business

Our insurance operations are subject to extensive regulation, primarily at the state level. The methods, extent and substance of such regulations vary by state but generally have their source in statutes that establish standards and requirements for conducting the business of insurance and that delegate broad regulatory authority to a state regulatory agency. In many cases, the regulatory models for state laws and regulations emanate from the National Association of Insurance Commissioners (“NAIC”). These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, policy benefits, price setting, accounting practices, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, marketing and advertising practices, privacy, policy forms, reinsurance reserve requirements, mergers and acquisitions, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations, claims practices and the remittance of unclaimed property.

State insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. At any given time, financial, market conduct or other examinations of our insurance companies may be occurring.

The U.S. federal government has not historically regulated the insurance industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), enacted in July 2010, however, expands the federal presence in insurance oversight. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. Dodd-Frank also establishes a new Federal Insurance Office within the U.S. Department of the Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. It is possible that additional federal regulation of the insurance industry may occur in the future.

The Patient Protection and Affordable Care Act of 2010 (“the Health Act”) makes significant changes to the regulation of health insurance and may affect us in various ways. We have business that could be affected by the Health Act however, the impact should be minimal based on the changes thus far indicated by the U.S. Department of Health and Human Services. We have moved diligently to comply with the Health Act and minimize any exposure to fines and taxes. While final regulations have not been released, the company expects the impact to be minimal to earnings, if any. We cannot predict the effect that the Health Act, or any regulatory pronouncement made thereunder, will have on our results of operations or financial condition.

Regulatory matters having the most significant effects on our insurance operations and financial reporting are described further below:

Limitations on Dividends by Insurance Subsidiaries. Dividends received from our insurance subsidiaries represent one source of cash for us. Our insurance subsidiaries’ ability to pay dividends is restricted by state law and impacted by federal income tax considerations.

Holding Company Regulation. Our family of companies constitutes an insurance holding company system subject to regulation in the jurisdictions where our insurance companies do business. Our insurance companies are organized under the insurance codes of Texas, Missouri, New York, Louisiana, and California. Generally, these insurance codes require advance notice to, or in some cases approval by, the state insurance regulators prior to certain transactions between insurance companies and other entities within the holding company system. Such requirements may deter or delay certain transactions considered desirable by management. The NAIC recently approved revisions to its Model Holding Company System Regulatory Act that, when enacted by the legislatures of the states in which our insurance companies are domiciled, may increase reporting requirements with respect to transactions within the holding company system.

Price Regulation. Nearly all states have insurance laws requiring property and casualty and health insurers to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In many cases these must be approved prior to use. The objectives of these pricing laws vary but generally a price cannot be excessive, inadequate or unfairly discriminatory. Prohibitions on discriminatory pricing apply in the context of life insurance as well. The speed with which an insurer can change prices in response to competition or in response to increasing costs depends, in part, on the nature of the applicable pricing law.

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

Changes in our claim settlement process may require us to adjust loss information used in our pricing process. Some regulatory authorities may not approve price increases that give full effect to these adjustments.

Guaranty Associations and Involuntary Markets. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. As a condition of maintaining our licenses to write property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have not been material to our results of operations.

Investment Regulation. Our insurance companies are subject to regulations that require investment portfolio diversification and limit the amount of investment in certain asset categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for measuring statutory surplus. In some instances, these rules may require divestiture of non-conforming investments.

Exiting Geographic Markets, Canceling and Non-Renewing Policies. Most states regulate an insurer’s ability to exit a market by limiting the ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to an approved plan. These regulations could restrict our ability to exit unprofitable markets.

Statutory Accounting. Our quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles as defined in the Accounting Practices and Procedures Manual of the NAIC, which are different from GAAP. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while GAAP used for public reporting to stockholders is based on a going-concern concept.

Insurance Reserves. State insurance laws require that property and casualty and life insurers annually analyze the adequacy of reserves. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

Risk-Based Capital Requirements. The NAIC has developed a formula for analyzing insurance companies called risk-based capital (“RBC”). The RBC formula is intended to establish minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2012, the Company and each insurance subsidiary was more than adequately capitalized and exceeded the RBC minimum requirements.

Securities Regulation. The sale and administration of variable life insurance and variable annuities are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies are issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is in itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and when warranted take corrective action.

In addition, our periodic reports and proxy statements to stockholders are subject to the requirements of the Securities Exchange Act of 1934, as amended, and corresponding rules of the SEC, and our corporate governance processes are subject to regulation by the SEC and the NASDAQ stock market. Our registered wholesale broker-dealer and registered investment adviser subsidiaries are subject to regulation and supervision by the SEC, FINRA and, in some cases, state securities administrators.

Privacy Regulation. U.S. federal laws, such as the Gramm-Leach-Bliley Act, and the laws of some states regulate disclosures of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. Furthermore, state and federal laws, such as the federal Health Insurance Portability and Accountability Act regulate our use, protection and disclosure of certain personal health information.

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

Other types of regulation that could affect us include insurable interest laws, employee benefit plan laws, antitrust laws, federal anti-money laundering and anti-terrorism laws, and employment and labor laws. In some cases, severe penalties may be imposed for breach of these laws.

Significant risks presented to our business by extensive regulation are discussed in Item 1A, Risk Factors section.

Employees

As of December 31, 2012, we had approximately 3,075 employees, of which approximately 739 are employed in our Galveston, Texas corporate headquarters. We consider our employee relations to be good.

Available Information

The Company files periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC.

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

The most significant risks and uncertainties that we face are described below. Any of these risks and uncertainties, individually or in the aggregate, could materially and adversely impair our business, financial condition or results of operations.

Economic Risk Factors

We face difficult conditions in the economy, which may not improve in the near future. Our results of operations are materially affected by economic conditions in the U.S. and elsewhere. Factors such as consumer spending, business investment, energy costs, geopolitical issues, the volatility and strength of the capital markets, inflation, the continuing threat of terrorism, ongoing military actions, concerns over tax and fiscal policy and downgrades in the sovereign debt of the U.S. and other countries all affect the business and economic environment, financial markets and, ultimately, the profitability of our business. Similarly, uncertainty associated with the absence of long-term government policy related to these or similar factors may have an adverse effect on consumers’ and businesses’ confidence, which ultimately may negatively impact our business.

In an economic downturn with higher unemployment and lower family income, lower consumer confidence and spending, increased defaults on mortgages, student and other consumer loans, and lower corporate earnings and business investment, the demand for our products could be adversely affected. For example, difficult credit conditions may adversely affect purchases of credit-related insurance products. In addition, our policyholders may choose to defer or stop paying insurance premiums, resulting in higher lapses or surrenders of policies. In particular, our distribution channels that serve middle-income markets face competition from alternative uses of the customer’s disposable income.

Interest rates could remain persistently low, or significant changes in interest rates could occur. Some of our products, principally interest-sensitive life insurance and fixed annuities, expose us to the risk that changes in interest rates may reduce our “spread,” or the difference between the amounts we earn on investment and what we must pay under our contracts. Persistently low (or lower) interest rates, such as we are currently experiencing, compound this spread compression. Our ability to manage our investment margin is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.

When market interest rates decrease or remain at relatively low levels, proceeds from maturing or prepaid or sold bonds may be reinvested at lower yields, reducing investment margin. Lower product rates in such an environment can offset decreases in investment yield; however, these changes may be timed differently and could be limited by market conditions and regulatory or contractual minimum rate guarantees. Furthermore, decreases in the rates offered on products could make those products less attractive, leading to lower sales and increased surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new investments by customers.

Increases in market interest rates can also have negative effects. For example, increasing rates on other insurance or investment products offered to our customers by competitors can lead to higher surrenders at a time when fixed maturity investment asset values are lower. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing rates, which could narrow spreads.

While we use ALM processes to mitigate the effect on our spread of rising or falling interest rates, no assurance can be given that changes in interest rates will not affect our spreads. Additionally, our ALM incorporates assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of our ALM may be negatively affected whenever actual results differ from these assumptions.

Operational Risk Factors

Our actual experience could differ from our estimates and assumptions regarding risk, the fair value and future performance of our investments, and the realization of deferred tax assets. Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which our policies remain in-force), and our operating expenses. Our profitability substantially depends on our actual experience being consistent with these assumptions. If we fail to appropriately price our insured risks, or if our claims experience is more severe than our underlying assumptions, our profit margins and financial condition could be negatively affected. Conversely, significantly overpriced risks could negatively impact new business growth and retention of existing business.

Similarly, our loss reserves are an estimate of amounts needed to pay and administer incurred claims and, as such, are inherently uncertain; they do not and cannot represent an exact measure of liability. Inflationary scenarios, especially scenarios outside of historical norms or regulatory changes that affect the assumptions underlying our estimates can cause variability in our loss estimates. For example, rising medical costs require us to make higher payouts in connection with health insurance claims and claims of bodily injury under our property and casualty and health policies. Likewise, increases in costs for auto parts and repair services, construction costs, and commodities result in higher loss costs for property damage claims. Accordingly, our loss reserves for past periods could prove to be inadequate to cover our actual losses and related expenses. Changes in these estimates, both increases and decreases, are included in our results of operations during the period in which the changes are made.

With respect to our investments, the determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as evaluations are revised. Historical trends may not be indicative of future impairments or allowances. See Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements for further description of our evaluation of impairments.

Deferred tax assets and liabilities are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are future tax deductions. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If future events differ from our current forecasts and it is determined that the deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a corresponding charge to net income.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk. Our performance is highly dependent on our ability to manage operational, financial, legal, and regulatory risks that arise from our day-to-day business activities, many of which are very complex. We have devoted significant resources to develop risk management policies and procedures, and we expect to continue to do so. Nonetheless, these policies and procedures may not be fully effective. In addition, we could experience unforeseen risks, or risks of a magnitude greater than expected, including those arising from failures in processes, procedures or systems implemented by us or a failure on the part of employees or third parties upon whom we rely in this regard.

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

Interest rate fluctuations and other events may require us to accelerate the amortization of deferred policy acquisition costs (“DAC”). When interest rates rise, life and annuity surrenders and withdrawals may increase as policyholders seek to buy products with higher or perceived higher returns, requiring us to accelerate the amortization of DAC. To the extent such amortization exceeds any surrender or other charges earned as income upon surrender and withdrawal, our results of operations could be negatively affected.

DAC for both insurance and investment products is reviewed for recoverability, which involves significant management judgment in estimating the future profitability of current business. Typically, estimated lower levels of profitability accelerate DAC amortization, and higher levels of profitability have the opposite effect. If the actual emergence of future profitability were to be substantially lower than estimated, we could be required to accelerate DAC amortization, and such acceleration could adversely affect our results of operations. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Date – Note 2, Summary of Significant Accounting Policies and Practices, and Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.

If we are unable to maintain the availability of our systems and safeguard the security of our data, our ability to conduct our business may be compromised and our reputation may be harmed. We rely on the availability, reliability, and security of our information-processing infrastructure, system platforms, and business applications to store, process, retrieve, and evaluate customer and company information. In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services. These business lines are highly dependent on our ability to access these external services to perform necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. Systems failures or extended outages and our not being able to react quickly to such events could compromise our ability to perform critical functions on a timely basis. Therefore, we have implemented various strategies and ongoing processes in an effort to ensure our ability to support, expand and continually update our infrastructure and systems to keep up with business requirements and changes whether regulatory, internal or market driven. If these systems were inaccessible for an extended period of time due to natural or man-made disasters, or if they fail to function as designed, the resulting disruptions may impede or interrupt our business operations. To mitigate these risks we have business continuity and recovery plans to help ensure continued operations should an event occur. We cannot be certain that such plans will address every event or could be implemented successfully under all circumstances.

We receive and transmit confidential data with and among customers, agents, financial institutions and selected third party vendors and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, monitoring tools and best practices, our systems are vulnerable to security threats and breach attempts from both external and internal sources. Any such breach could result in access, viewing, misappropriation, altering or deleting information in our systems, including personal customer information, customer financial information and our proprietary business information. We rely on several layers of data protection technologies and designs to provide security and authentication capabilities to protect this information. We have invested significant time and resources to prevent and mitigate data security risks; however, we cannot be certain that our efforts will be effective considering increasingly advanced persistent threat techniques and complexity, and the evolving sophistication of cyber-attacks. Any significant disruption or security breach resulting in misappropriation of our proprietary information or customers’ personal data could cause significant damage to our business operations and reputation. In addition, it could result in substantial costs and consequences, including repairing systems, increased security costs, customer notifications, lost revenues, litigation, regulatory action, and reputational damage.

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

Our business operations depend on our ability to appropriately execute and administer our policies and claims. Our primary business is writing and servicing life, annuity, property and casualty, and health insurance for individuals, families and commercial business. Because we deal with large numbers of similar policies, any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error, vendor error, or technological problems, could have a negative effect on our results of operations and our reputation, if such problems or discrepancies are replicated through multiple policies.

Investment and Financial Markets Risk Factors

Fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate could adversely affect the valuation of our investment portfolio and our net investment income. Investment returns are an important part of our overall profitability. Our investment portfolio is subject to market risks, such as interest rate risk, market volatility, and deterioration in the credit of companies or governmental entities in which we have invested. In the event of extreme market events we could incur significant losses. Significant volatility in the markets can cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, which individually or in aggregate could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed maturity securities. Generally, we expect to hold our fixed maturity investments to maturity, including those that have declined in value. Our intent can change, however, due to financial market fluctuations, changes in our investment strategy, or changes in our evaluation of the investee’s financial condition and prospects. In a declining interest rate environment, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. The decline in market rates could reduce our investment income as new funds are invested at lower yields.

The concentration of our investment portfolios in any particular industry, group of related industries, or geographic sector could adversely affect us. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries, or geographic region may have a disproportionate adverse effect on our investment portfolios to the extent that the portfolios are concentrated rather than diversified. In addition, many companies have capitalized on the current low interest rates and issued bonds or incurred other debt above historic norms that may reduce below historic norms the amount of new debt coming to the market in 2013 and beyond. This imbalance may make it more difficult to maintain a well-diversified portfolio, which may increase our credit risk.

Deterioration in the economy or deterioration in the commercial real estate market could adversely affect our investments in commercial real estate, including our mortgage loans. Our mortgage loan investments are principally collateralized by commercial properties. A significant increase in interest rates may also make it more difficult for commercial property owners to refinance existing mortgages as they are scheduled to mature, making repayment of balloon payments to us more difficult. A significant increase in the default rate of our mortgage loan investments could have a material adverse effect on us.

Some of our investments are relatively illiquid. Our investments in privately placed securities, mortgage loans, and real estate, including real estate joint ventures and other limited partnership interests, are relatively illiquid. If we require significant amounts of cash in excess of ordinary course cash requirements on a short notice it may be difficult or not possible to monetize these investments in an orderly manner, and we may be forced to sell them for less than we otherwise would have been able to realize.

A decline in equity markets or an increase in volatility in the equity markets may adversely affect sales and/or yields of our investment products, as well as the funding status of our sponsored pension plans. Significant downturns and volatility in the equity markets could adversely affect the profitability of our investment products, which may have a material adverse effect on us in multiple ways. First, market downturns and volatility may cause some of our existing customers to withdraw cash values or reduce investments in such products that have returns linked to the performance of the equity market, in turn reducing the fee revenues generated from these products.

Second, downturns and volatility in the equity markets may have a material adverse effect on the revenues and returns from our savings and investment products. In particular, the variable life and annuity business is highly sensitive to equity markets, and a sustained weakness in the markets could decrease revenues and earnings in these products.

Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. These guarantees may be more costly than expected in volatile or declining equity market conditions, which could cause us to increase our liabilities for future policy benefits, negatively affecting our net income.

Lastly, our estimates of liabilities and expenses for pension and other postretirement benefits incorporate assumptions regarding the rate used to discount our estimated future liability, the long-term rate of return on plan assets and the employee work force. Declines in the discount rate or the rate of return on plan assets both of which are influenced by potential investment returns could increase our required cash contributions or pension-related expenses in future periods.

Catastrophic Event Risk Factors

We may incur significant losses resulting from catastrophic events. Our property and casualty operations are exposed to catastrophes caused by natural events, such as hurricanes, tornadoes, wildfires, droughts, earthquakes, snow, hail and windstorms, and manmade events, such as terrorism, riots, hazardous material releases, or utility outages. Our life and health insurance operations are exposed to the risk of catastrophic mortality or illness, such as a pandemic, an outbreak of an easily communicable disease, or another event that causes a large number of deaths or high morbidity.

We cannot accurately predict the likelihood, timing or severity of catastrophe events, or the number and type of catastrophe events that will affect us. As a result, our operating results may vary significantly from one period to the next. While we anticipate and plan for catastrophe losses, there can be no assurance that our operating results will not be materially adversely affected by our exposure to catastrophe losses.

The extent of our losses in connection with catastrophic events is a function of the severity of the event and the amount of policyholder exposure in the affected area. Where we have geographic concentrations of policyholders, a single catastrophe (such as an earthquake) or a destructive weather event, may have a significant impact on our financial condition and results of operations. In addition, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the severity of such a catastrophe could have a material impact on our loss experience. In addition, state regulators responsible for insurance regulation have the ability to impose claim settlement practices or suspend rules we may have expected to mitigate our losses. Actions such as these may negatively impact our ability to manage claims or cause us to incur additional costs.

Some scientists believe that in recent years, climate change has added to the unpredictability, severity and frequency of natural disasters. To the extent climate change increases the frequency and severity of such weather events, we may face increased claims. In response to this belief, a number of legal and regulatory measures as well as social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, which may be chief contributors to global climate change. We cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business.

The occurrence of events that are unanticipated in our business continuity and disaster recovery planning could impair our ability to conduct business effectively. Our corporate headquarters is located in Galveston, Texas, on the coast of the Gulf of Mexico and in the past has been impacted by a hurricane. We have expanded our operations in League City, Texas and established a remote processing center in San Antonio, Texas. These locations are designed to support our operations and service our policyholders in the event of a hurricane or other natural disaster affecting Galveston. The primary offices of our property and casualty insurance companies are located in Springfield, Missouri and Glenmont, New York. These offices help to insulate our property and casualty operations from coastal catastrophes. There is no assurance, however, our off-site disaster recovery systems and business continuity plans for these locations will prove successful. The severity, timing, duration or extent of an event may be unanticipated by our planning, and the event could have an adverse impact on our ability to conduct business, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers, employees, or agents were unavailable following such a disaster, our ability to effectively conduct our business could be compromised.

Marketplace Risk Factors

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

In particular, our Medicare Supplement business is subject to intense price competition, which could negatively impact future sales and affect our ability to offer this product. In recent years, price competition in the traditional Medicare Supplement market has been significant, characterized by some insurers who have been willing to earn what we estimate to be very small profit margins or to underprice new sales in order to gain market share. We have elected not to underprice new sales, which we believe has negatively affected sales and could continue to do so if we do not match these industry practices.

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

We may be unable to attract and retain sales representatives and third-party independent agents for our products. Strong competition exists among insurers for producers with demonstrated ability. We compete with other insurers for producers primarily on the basis of our financial position, reputation, stable ownership, support services, compensation, product features and pricing. We may be unable to compete with insurers that adopt more aggressive pricing or compensation, that offer a broader array of products, that offer policies similar to ours at lower prices or as part of a package of products, or that have extensive promotional and advertising campaigns. If we are unsuccessful in attracting and retaining sales representatives and agents, sales of individual insurance and annuity products could be materially adversely affected.

Our Medicare Supplement business could be negatively affected by alternative healthcare providers or changes to the Medicare program. The Medicare Supplement business is impacted by market trends in the senior-aged healthcare industry that provide alternatives to traditional Medicare, such as health maintenance organizations and other managed care or private plans. The success of these alternative healthcare solutions for senior-aged persons could negatively affect the sales and premium growth of traditional Medicare Supplement insurance and could impact our ability to offer such products.

In addition, because of increasing medical cost inflation and concerns about the U.S. fiscal policy and the solvency of the Medicare program, Congress could make changes or cuts to the Medicare program in the future. The nature and timing of these changes and cuts cannot be predicted and could adversely impact our Medicare Supplement business.

Litigation and Regulation Risk Factors

Litigation and regulatory investigations may result in significant financial losses and harm our reputation. In connection with our insurance operations, plaintiffs’ lawyers may bring lawsuits, including class actions, alleging, among other things, issues relating to sales or underwriting practices, agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of benefits, product suitability, claim and refund practices, and breaches of duties to customers. Plaintiffs in such lawsuits may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time and could have a material adverse effect on us. Even when we are successful in the defense of such actions, we could incur significant defense costs, including attorneys’ fees, other direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business. Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contains a discussion of certain pending and ongoing litigation.

In addition, the insurance industry is the focus of increased regulatory scrutiny as various state and federal government agencies, including state attorneys general and comptrollers, conduct inquiries and investigations into the products and practices of the financial services industries. These lines of inquiry and investigation are broad and unpredictable and may raise issues not yet identified, as well as focusing on issues such as sales and marketing practices, suitability, pricing and fees, product disclosure, and unclaimed property policies and processes. Such investigations could result in new legal actions against us and industry-wide regulations that could adversely affect us.

We are subject to extensive regulation, and potential further restrictive regulation may increase our operating costs and limit our growth. Our insurance companies are subject to extensive insurance laws and regulations, most of which are designed to protect the interests of policyholders rather than the Company or its stockholders. Such regulation varies, but typically has its source in state statutes that delegate regulatory and supervisory powers to a state insurance official. This regulation and supervision affects nearly every aspect of our insurance business.

We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, including state securities administrators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator or enforcement authority’s interpretation of the same issue.

In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve our profitability.

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

The laws and regulations applicable to us are complex and subject to change. Compliance with these laws and regulations is time consuming and personnel-intensive. Changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business. In addition, with respect to our property and casualty and health business, state departments of insurance regulate and approve underwriting practices and rate changes. Obtaining timely rate increases is of great importance when necessary to match rate to risk. Any delay in such regulatory approvals could adversely affect our profitability.

As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected and unintended issues related to claims and coverage may emerge. These changes may include modifications to long established business practice or the interpretation of how policy contract provisions may be applied, which may adversely affect us by extending coverage beyond our underwriting intent or increasing the type, number, or size of claims. For example, the National Conference of Insurance Legislators has adopted the Model Unclaimed Life Insurance Benefits Act, which would impose new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File, investigate any potential matches, determine whether benefits are payable, and attempt to locate beneficiaries. Some states have adopted legislation similar to such model act, and more states could do so. It is possible that this activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to our procedures for the identification and escheatment of abandoned property. Given the legal and regulatory uncertainty in this area, it is also possible that we and other life insurers could be subject to claims, regulatory actions and litigation resulting in payments or costs that could have a material adverse effect on us. We have already modified our claims process in our life segment to comport with emerging trends. See the discussion of “Benefits losses and expenses” in the life segment discussion of the Management Discussion and Analysis (“MD&A”) below.

In addition to state regulatory changes, the enactment of Dodd-Frank provides for enhanced federal regulation of the financial services industry through multiple initiatives. Certain provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, Dodd-Frank includes a new framework for the regulation of over-the-counter derivatives markets, which will require the clearing of certain types of derivatives currently traded over-the-counter, which could potentially impose additional costs and regulation on us and expose us to the risk of a default by a clearinghouse with respect to our cleared derivative transactions. While some studies and rulemaking required under Dodd-Frank have been completed, there still remains significant uncertainty regarding the full impact of Dodd-Frank on us. We cannot predict with certainty the requirements or specific applicability of all regulations ultimately adopted under Dodd-Frank, nor can we predict with certainty how such regulations will affect our business or the financial markets generally.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulation Applicable to Our Business section.

Changes in tax laws could decrease sales and profitability of certain products and increase our tax cost. Under current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment designed to encourage consumers to purchase these products. This favorable treatment may give some of our products a competitive advantage over non-insurance products. The U.S. Congress from time to time may consider legislation that would reduce or eliminate this favorable policyholder tax treatment.

The U.S. Congress also may consider proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products and/or reduces the taxation on competing products could lessen the advantage or create a disadvantage to some of our products, making them less competitive. Such proposals, if adopted, could have a material adverse effect on our ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the U.S. federal and state estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Changes to the tax laws, administrative rulings or court decisions affecting U.S. corporations or the insurance industry could increase our effective tax rate and lower our net income. In addition, uncertainty regarding the tax structure in the future may also cause some current or future purchasers to delay or indefinitely postpone the purchase of products we offer. We cannot predict whether any tax legislation will be enacted or whether any legislation would have a material adverse effect on our financial condition and results of operations.

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

We also must comply with statutory accounting principles (“SAP”) in our insurance operations. SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its taskforces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve or alter financial reporting. For example, the NAIC is currently considering various initiatives to modernize financial and solvency regulations. We cannot predict whether or in what form, potential changes will be enacted or what impact any such changes may have on our product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

See Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements and the future adoption of new accounting standards on the Company.

Reinsurance and Counterparty Risk Factors

Reinsurance may not be available, affordable or adequate to protect us against losses. As part of our risk management strategy, we purchase reinsurance for certain risks that we underwrite. Market conditions and geo-political events beyond our control, including the continued threat of terrorism, influence the availability and cost of reinsurance for new business. Moreover, in certain circumstances, the price of existing reinsurance contracts may also increase.

Recently, access to reinsurance has become more costly for us as well as the insurance industry in general. We may be forced to incur additional expenses for reinsurance, or we may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. A decrease in the amount of reinsurance, however, will increase our risk of loss.

The counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks could default or fail to perform. We use reinsurance to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Our reinsurers may not pay the reinsurance recoverables owed to us or they may not pay these balances on a timely basis.

We enter into derivative contracts, including options, with a number of counterparties to hedge various business risks. If our counterparties fail or refuse to honor their obligations, our economic hedges of the related risk will be ineffective. Although our use of derivative instruments is not as significant as that of many of our competitors, such counterparty failures nevertheless could have a material adverse effect on us. In addition, our estimates and assumptions regarding our use of any derivative instrument may fail to correspond to our actual long-term exposure with respect to identified risks. Moreover, we may fail to identify the nature or magnitude of risks to which we are exposed.

Other Risk Factors

Our financial strength ratings could be downgraded. Financial strength ratings various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish as their opinion regarding an insurance company’s creditworthiness and ability to meet policyholder and contractholder obligations are important to maintaining public confidence in our products, our ability to market our products, and our competitive position. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notices by any NRSRO. For example, in 2010 and 2011, we experienced downgrades in our counterparty credit and financial strength ratings.

A downgrade or an announced potential downgrade of our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance and annuity products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals;

•	requiring us to reduce prices to remain competitive;

•	increasing our possible borrowing cost;

•	adversely affecting our ability to obtain reinsurance at reasonable prices; and

•	adversely affecting our relationships with credit counterparties.

It is likely that the NRSROs will continue to apply a high level of scrutiny to financial institutions, including us and our competitors in the insurance industry, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels.

We are controlled by a small number of stockholders. As of December 31, 2012, the Moody Foundation, a charitable trust controlled by Robert L. Moody, Sr. and two of his children, beneficially owned 6,157,822 shares of our common stock. In addition to these shares and as of such date, Moody National Bank, of which Robert L. Moody, Sr. is chairman and chief executive officer, in its capacity as trustee or agent of various accounts had the power to vote an additional 12,097,507 shares of our common stock. These two stockholders have the power to vote approximately 68.0% of our common stock. As a result, these two stockholders, subject to applicable legal and regulatory requirements, have the ability to exercise a controlling influence over all matters affecting us, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies, and any other matters submitted for stockholder approval.

This concentration of voting power could deter a change of control or other business combination that might otherwise be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own and occupy approximately 420,000 square feet at our corporate headquarters located in Galveston, Texas. We also own the following properties that are materially important to our operations:

•	We own and occupy four buildings in League City, Texas, totaling approximately 346,000 square feet. Our Life, Health, and Corporate and Other business segments use approximately 60% of such space.

•	Our Property and Casualty segment conducts substantial operations in Springfield, Missouri, and in Glenmont, New York. The Springfield facility is approximately 232,000 square feet, of which we occupy approximately 80%, and the Glenmont facility is approximately 140,000 square feet, all of which is occupied by us.

•	We own a building in San Antonio, Texas, which is approximately 100,000 square feet. We use approximately 75% of this facility for customer service and business operations.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment purposes only.

ITEM 3.	LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference to the discussion under the heading “Litigation” in Note 19, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.” The following table presents the high and low prices for our common stock and the quarterly dividends declared per share.

	Stock Price Per Share		Dividend
	High	Low	Per Share
2012
Fourth quarter	$74.34	$63.68	$0.77
Third quarter	72.64	68.14	0.77
Second quarter	72.79	66.58	0.77
First quarter	78.08	70.28	0.77

			$3.08

2011
Fourth quarter	$75.04	$66.11	$0.77
Third quarter	80.52	65.71	0.77
Second quarter	81.13	74.50	0.77
First quarter	89.25	75.17	0.77

			$3.08

We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions. The payment of dividends is subject to restrictions described in Note 16, Stockholders’ Equity and Noncontrolling Interest, of the Notes to the Consolidated Financial Statements and as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.

On December 31, 2012, our closing stock price was $68.29 per share. As of December 31, 2012, there were approximately 865 holders of record of our issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2012:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$111.31	2,103,166
Not approved by security holders	—	—	—

Total	—	$111.31	2,103,166

Performance Graph

The following graph compares the performance of the cumulative total stockholder return for the Company’s stockholders for the last five years with the performance of the NASDAQ Stock Market Index and the NASDAQ Insurance Stock Index. The graph plots the cumulative changes in value of an initial $100 investment as of December 31, 2007 over the periods shown.

Value at each year-end of a $100 initial investment made on December 31, 2007:

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
American National	$100.00	$63.61	$103.66	$78.20	$70.34	$69.06
NASDAQ Total	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Insurance	100.00	92.63	96.74	108.93	113.45	133.04

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

American National Insurance Company

(and its subsidiaries)

(dollar amounts in millions, except per	Years ended December 31,
share amounts, or unless otherwise noted)	2012	2011(1)	2010(1)	2009(1)	2008(1)
Total premiums and other revenues	$2,987	$3,023	$3,073	$2,941	$2,507
Income (loss) from continuing operations attributable to American National Insurance Company and Subsidiaries	192	192	144	12	(176)
Income (loss) from discontinued operations, net of tax	—	—	(1)	(1)	20
Net income (loss)	192	192	143	11	(156)
Net income (loss) attributable to American National Insurance Company and Subsidiaries	191	191	144	16	(154)
Per common share
Income (loss) from continuing operations:
– basic	7.15	7.18	5.48	0.41	(5.88)
– diluted	7.11	7.14	5.46	0.41	(5.88)
Income (loss) from discontinued operations:
– basic	—	—	(0.05)	(0.05)	0.73
– diluted	—	—	(0.05)	(0.05)	0.73
Net income (loss) attributable to American National Insurance Company and Subsidiaries:
– basic	7.15	7.18	5.43	0.36	(5.15)
– diluted	7.11	7.14	5.41	0.36	(5.15)
Cash dividends per share	3.08	3.08	3.08	3.08	3.08

	Years ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)
Total assets	$23,107	$22,490	$21,416	$20,118	$18,358
Total American National Insurance Company and Subsidiaries stockholders’ equity	3,828	3,637	3,614	3,441	3,116
Total stockholder’s equity	3,839	3,650	3,618	3,453	3,124

(1)	Amounts were adjusted to reflect the effect of the retrospective adoption of a new accounting standard on deferred policy acquisition costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included herein.

Forward-Looking Statements

Certain statements made in this report include forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to changes and uncertainties, which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. It is not a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events.

These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitations risks, uncertainties and other factors discussed in Item 1A, Risk Factors and elsewhere in this report.

Overview

We are a diversified insurance and financial services company, offering a broad spectrum of insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.

Segments

The insurance segments do not directly own assets. Rather, assets are allocated to support the liabilities and surplus of each segment. The mix of assets allocated to each of the insurance segments is managed to support the characteristics of the insurance liabilities including cash flows and pricing assumptions, and is considered sufficient to support each segment’s business activities. We have utilized this methodology consistently over all periods presented.

The Corporate and Other business segment acts as the owner of all of the invested assets of the Company. The investment income from the invested assets is allocated to the insurance segments in accordance with the assets allocated to each insurance segment. Earnings of the Corporate and Other business segment are derived from our non-insurance businesses as well as earnings from those invested assets not allocated to the insurance segments. All realized investment gains and losses, which includes other than temporary impairments (“OTTI”), are recorded in this segment.

Outlook

This report contains many forward-looking statements, particularly relating to our future financial performance. Actual results are likely to differ materially from those forecasts, depending on the outcome of various factors.

Our business has been and will continue to be, influenced by a number of industry-wide and segment or product-specific trends and conditions. In our discussion below, we first outline the broad macro-economic or industry trends (General Trends) that we expect to impact our overall business. Second, we discuss certain segment-specific trends we believe may impact individual segments or specific products within these segments.

General Trends

Challenging Financial and Economic Environment: We believe that as expectations for global economic growth remain uncertain, factors such as consumer spending, business investment, the volatility and condition of the capital markets and inflation will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could have a material adverse effect on our business, financial condition and results of operations. However, we believe those risks are somewhat mitigated by our financial strength, active enterprise risk management and disciplined underwriting for our products. Our diverse product mix across insurance segments is a strength that we expect will help us adapt to current economic times and give us the ability to serve the changing needs of our customers. For example, fluctuations in the stock market during recent years have led investors to search for financial products that are insulated from the volatility of the markets. We are well positioned to serve the demand in this marketplace given our success with fixed annuity products. Additionally, through our conservative business approach, we believe we remain financially strong, and we are committed to providing a steady and reliable source of financial protection for policyholders.

Low Interest Rates: Low interest rate environments are typically challenging for life and annuity companies as the spreads on deposit-type funds and contracts narrow and policies approach their minimum crediting rates. Low market interest rates may reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. We have an ALM Committee that actively manages the profitability of our in-force insurance and annuity contracts. We believe we were an early adopter of lower guaranteed minimum crediting rates on new fixed annuity contracts, which has afforded us the flexibility to respond to the unusually low interest rates in recent years . Additionally, we have reduced crediting rates on in-force contracts, where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and profitability of these products, although sales volume has and could further diminish as a result. Additionally, we maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of these products. Rapidly rising interest rates, however, could result in reduced persistency of our spread-based products, as contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.

Low interest rates are also challenging for property and casualty companies. Investment income is generally a substantial element in earning an acceptable return on capital. Lower interest rates resulting in lower investment income require us to achieve better underwriting results. We have taken pricing actions to help mitigate the adverse impact of low interest rates on our property and casualty business.

Importance of Operating Efficiencies: The challenging economic environment creates a further need for operating cost reductions and efficiencies. We aggressively manage our cost base while maintaining our commitment to provide superior customer service to agents and policyholders. Investments in technology are aligned with activities and are coordinated through a disciplined project management process. We anticipate continually improving our use of technology to enhance our policyholders’ and agents’ experience and increase efficiency of our employees.

Changing Regulatory Environment: The insurance industry is regulated at the state level and some life and annuity products and services are subject to U.S. federal regulation. We are regularly subjected to additional or changing regulation that requires us to update systems, change product structure or increase the amount of reporting. These changes may increase the capital requirements for us and the industry, increase operating costs, change our operating practices and change our ability to provide products with pricing attractive to the marketplace.

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

Effective management of invested assets and associated liabilities involving crediting rates and, where applicable, financial hedging instruments (which are utilized as economic hedges of equity-indexed life and annuity products), are important to the success of our life and annuity segments. Asset “disintermediation”, the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, is a risk associated with this segment.

Demographics: We believe a key driver shaping the actions of the life insurance industry is the rising income protection, wealth accumulation, and insurance needs of retiring Baby Boomers (those born between 1946 and 1964). According to the US Census Bureau Brief entitled “Age and Sex Composition: 2010”, the median age of the population, increased from 35.3 years in 2000 to 37.2 years in 2010. The aging of the Baby Boom population is a major contributor to the increase, along with stable birth rates and improving mortality. While the total population grew at a rate of 9.7% over the 10-year period from 2000 to 2010, the increase in the number aged 45 to 64 years and those 65 years and over grew at rates of 31.5% and 15.1%, respectively. As a result of increasing longevity and uncertainty regarding the Social Security System, retirees will need to accumulate sufficient savings to support retirement income requirements.

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

The annuity market is also highly competitive. In addition to aggressive annuity rates and new product features such as guaranteed living benefit riders within the industry, there is also a growing competition from other financial service firms. Insurers continue to evaluate their distribution channels and the way they deliver products to consumers. We have never provided guaranteed living benefits as a part of our variable annuity products. We believe these products were not adequately priced relative to the risk profile of the product. While this may have impeded our ability to sell variable annuities in the short term, we believe this strategy has given us an advantage in terms of profitability over the long term.

We believe we will continue to be competitive in the life and annuity markets through our broad line of products, diverse distribution channels, and consistent high level of customer service. We modify our products to meet customer needs and to expand our reach where we believe we can obtain profitable growth. Some highlights of recent activities include:

•

Sales of traditional life insurance products increased in 2012 primarily resulting from a new portfolio of term products. This, coupled with our focus on policy persistency and expense management, allowed us to continue to maintain a stable and profitable block of in-force business.

•	Sales of equity-indexed universal life insurance products through each of our life distribution channels increased in 2012.

•	New accelerated underwriting processes were implemented to more efficiently serve middle income customers’ purchases of life insurance.

Health

The Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Healthcare Acts”), were signed into law in 2010. The Healthcare Acts mandate broad changes in the delivery of health care benefits that impact our current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. As a result of the Healthcare Acts, management decided to discontinue the sale of individual medical expense insurance plans in 2010.

The Healthcare Acts have generated new opportunities in the limited benefit and supplemental product markets. During 2011, we began building a portfolio of products to be sold in the worksite market as well as to individuals. In 2012, we began establishing new distribution channels and sales strategies and are experiencing an increase in sales of our new worksite products.

We expect our Managing General Underwriter line (“MGU”), which provides a significant contribution to Health profits, to continue to grow during 2012. Most of the income associated with this line is fee income included in “Other income” of the Health segment’s operating results; we retain only 10% of the MGU premium.

Property and Casualty

Our operating results continue to be significantly impacted by a high level of catastrophe losses in the Midwest and Northeast. We are adjusting our pricing models to incorporate the increased probability of severe weather losses and monitoring our geographic exposures on an ongoing basis to address the volatility on our portfolio of risks.

“U.S. Property/Casualty – Review and Preview” published by A.M. Best on February 4, 2013 noted that the U.S. property and casualty insurance industry has continued to experience above average catastrophe losses. While Sandy was certainly the most significant U.S. catastrophe of 2012, it was not the only weather event to cause losses. Through the first six months of 2012, in fact, the industry’s weather-related losses were significantly above industry’s average. Tornadoes, wildfires, hailstorms, Tropical Storms Beryl and Debby, and an outbreak of severe storms that caused damage from the Midwest to the mid-Atlantic, brought total industry losses through June 30 to more than $13 billion, an unusually high mid-year industry total. Hurricane Isaac – the only storm to make U.S. landfall classified as a hurricane in 2012 – cause an estimated $2 billion in total economic damage. Without Sandy, expected to be the second costliest catastrophe on record, at $25 billion, the United States would have experienced an “average” catastrophe year, with approximately 4 points of industry losses attributable to catastrophe events.

Also noted in the report, the personal lines segment has faced many challenges over the past few years and has been impacted by frequent and severe weather-related events. This property line volatility has been offset by general stable results on the automobile line. Although loss cost pressures, particularly regarding medical inflation, continue to influence results, overall automobile performance within the industry has been generally adequate. The industry’s commercial-lines segment is still grappling with competitive market conditions, less favorable reserve development, sluggish economic growth and depressed investment yields.

Demand for P&C credit-related insurance products continues to increase. Credit markets have improved from the previous recessionary years, which resulted in increasing sales in the auto dealer market and, in turn, demand for our GAP products. We continue to update credit-related insurance product offerings and pricing to meet changing market needs, as well as adding new agents to expand market share in the credit-related insurance market. We are reviewing and implementing procedures to enhance customer service and, at the same time, looking for efficiencies to reduce administrative costs.

Competition: Also noted in the A.M. Best publication referenced above is that the property and casualty insurers are facing a continued competitive pricing environment. Despite the challenging pricing environment, we expect to identify profitable opportunities through our strong distribution channels, expanding geographic coverage, marketing efforts, new product development and pricing sophistication.

Critical Accounting Estimates

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

Management reviews the estimates and assumptions used in the preparation of our financial statements on an ongoing basis. If management determines that modifications in estimates and assumptions are appropriate given current facts and circumstances, our financial position and results of operations as reported in the consolidated financial statements could change significantly.

A description of these critical accounting estimates is presented below. Also, see the Notes to the Consolidated Financial Statements for additional information.

Reserves

Life and Annuity Reserves

Life Reserving Methodology— Establishing an adequate liability for amounts payable under life insurance policies requires the use of assumptions. (Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse rates, investment return, inflation, expenses and other contingent events as appropriate to the respective product type). Reserves for incurred but not reported (“IBNR”) claims on life policies are also established using historical claims information. Liabilities for interest-sensitive and variable universal life insurance policies are equal to the current account value established for the policyholder. Some of our universal life policies contain secondary guarantees, for which an additional liability is established.

Annuity Reserving Methodology—We establish liabilities for amounts payable under annuity contracts, including fixed payout and deferred annuities. Liabilities for payout annuities with more than insignificant amounts of mortality risk are calculated in accordance with the applicable accounting guidance for limited pay insurance contracts. Benefit and maintenance expense reserves are established by using assumptions reflecting our expectations, including an appropriate margin for adverse deviation. Payout annuity reserves are calculated using standard industry mortality tables specified for statutory reporting. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are established. The resulting recognition of profits would be gradual over the expected life of the contract.

Liabilities for deferred annuities are established equivalent to the account value held on behalf of the policyholder. Additional reserves for guaranteed minimum death benefits are determined as needed in accordance with the applicable accounting guidance. The profit recognition on deferred annuity contracts is gradual over the expected life of the contract. No immediate profit is recognized on the sale of the contract.

Key Assumptions

Implicit in the actuarial methodologies are the following assumptions, which reflect our best estimates and may impact our life and annuity reserves:

•	Lapse rates will remain reasonably consistent with our expectations;

•	Mortality rates will remain reasonably consistent within standard industry mortality table ranges;

•	Interest spreads will remain reasonably consistent with our expectations.

Recoverability—At least annually, we test the adequacy of the net benefit reserves (policy benefit reserves less DAC) established for life insurance and annuity products. This testing is referred to as “Loss Recognition” for traditional products and “Unlocking” for interest-sensitive products. The assumptions used to perform the tests are our current best estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns.

For traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience differs from the original assumptions.

For interest-sensitive business, best-estimate assumptions are updated to reflect observed changes based on experience studies and current economic conditions. We reflect the effect of such assumption changes in DAC and reserve balances accordingly. Due to the long-term nature of many of the liabilities, small changes in certain assumptions may cause large changes in profitability. In particular, changes in estimates of the future invested asset return assumption have a large effect on the degree of reserve adequacy and DAC recoverability.

Health Reserves

Overview—We establish future policy benefit reserves in order to match income and benefit expenses by accounting period. Policy and contract claim reserves are established in order to associate future benefit payments, both known and unknown, with the period in which they were incurred. As of year-end 2012, the total Health net reserves were $154.6 million versus $164.3 million at year-end 2011. The following methods are employed to establish the Health reserves:

Completion Factor Approach—This method assumes that the historical lag pattern will be an accurate representation of unpaid claim payments. An estimate of the unpaid claims is calculated by subtracting period-to-date paid claims from an estimate of the ultimate ‘complete’ payment for all incurred claims in the period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout.

Tabular Claims Reserves—This method is used to calculate the reserves for disability income and long-term care blocks of business. These reserves rely on published valuation continuance tables created using industry experience regarding assumptions of continued morbidity and subsequent recovery. The tabular reserves are calculated by applying these continuance tables, along with appropriate company experience adjustments, to the stream of contractual benefit payments. These expected benefit payments are discounted at the required interest rate.

Future Policy Benefits—Liabilities for future policy benefits are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate.

Premium Deficiency Reserves—Deficiency reserves are established when the expected future claim payments and expenses for a classification of policies having homogenous characteristics are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, and the expected benefit utilization patterns. We have established premium deficiency reserves for portions of the major medical business and the long-term care business that are in run-off. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness, and the reserve amount is monitored against emerging losses.

Property and Casualty Reserves

Reserves for Claims and Claim Adjustment Expense (“CAE”)—Property and Casualty reserves are established to provide for the estimated cost of paying claims under insurance policies written. These reserves include estimates for both case and IBNR reserves. Included in these reserves are estimates of the expenses associated with settling claims, also known as CAE. The two major categories of CAE are defense and cost containment expense, and adjusting and other expense. The details of property and casualty claims and CAE reserves are shown in the following table (in thousands):

	December 31, 2012			December 31, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$471,998	$43,676	$428,322	$470,519	$37,673	$432,846
IBNR	412,839	8,508	404,331	440,473	15,479	424,994

Total	$884,837	$52,184	$832,653	$910,992	$53,152	$857,840

Case Reserves—Reserves for reported losses are established on either a judgment or a formula basis, depending on the timing and type of the loss. The formula reserve is a fixed amount for each claim of a given type based on historical paid loss data for similar claims with provisions for trend changes, such as those caused by inflation. Judgment reserve amounts generally replace initial formula reserves and are set on a per case basis based on facts and circumstances of each case and the expectation of damages. We regularly monitor the adequacy of reserves on a case-by-case basis and change the amount of such reserves as necessary.

IBNR— IBNR reserves are estimated based on many variables, including historical statistical information, inflation, legal developments, economic conditions, and general trends in claim severity, frequency and other factors that could affect the adequacy of claims reserves. Loss and premium data is aggregated by exposure class and by accident year. IBNR reserves are calculated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to claims. Adjustments in aggregate reserves, if any, are included in the results of operations of the period during which such adjustments are made.

We believe our actuaries conservatively reflect the potential uncertainty generated by volatility in our loss development profiles when selecting loss development factor patterns for each line of business. See Results of Operations and Related Information by Segment – Property and Casualty, Prior Period Reserve Development section of the MD&A for additional information.

The evaluation process to establish the claims and CAE reserves involves the collaboration of underwriting, claims and internal actuarial departments. The process also includes consultation with independent actuarial firms on a regular basis. Work performed by independent actuarial firms is an important part of our process of gaining reassurance that the claims and CAE reserves determined by our internal actuarial department sufficiently meet all obligations arising from all claims incurred as of year-end. Additionally, the independent actuarial firms complete the Statements of Actuarial Opinion at each year-end, certifying that the recorded claims and CAE reserves appear reasonable.

Premium Deficiency Reserve—Deficiency reserves are established when the expected claims payments and a maintenance component for a product line is in excess of the expected premiums for that product line. The determination of a deficiency reserve takes into consideration the current profitability of a product line using anticipated claims, claims expense, and policy maintenance costs. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness and the reserve amount is monitored against emerging losses. There were no reserves of this type at December 31, 2012.

P & C Reserving Methodology—The following actuarial methods are utilized in our reserving process during both annual and interim reporting periods:

•

Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to override initial expectations of the ultimate loss ratios.

•

Bornhuetter Ferguson—This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our own historical experience. This method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses.

•

Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate position. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.

•

Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate position. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.

•

Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected ratio of prior calendar years’ paid expense to paid loss to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.

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

Key Assumptions

Implicit in the actuarial methodologies are the following assumptions, which may impact our property and casualty reserves:

•	Stability of future inflation rates and consistency with historical inflation norms;

•	The selected loss ratio used in the initial expected loss ratio method and Bornhuetter Ferguson method for each accident year;

•	The expected loss development profiles;

•	A consistent claims handling process;

•	A consistent payout pattern;

•	No unusual growth patterns;

•	No major shift in liability limits distribution on liability policies; and

•	No significant prospective changes in laws that would significantly affect future payouts.

•	No significant change in the overall level of case reserve adequacy from period to period

The loss ratio selections and loss development profiles are developed primarily using our own historical claims and loss experience. These assumptions have not been modified from the preceding periods and are consistent with historical loss reserve development patterns.

Management believes our loss reserves at December 31, 2012 are adequate. New information, legislation, events or circumstances, unknown at the original valuation date, however, may result in future development to our ultimate losses significantly greater or less than the recorded reserves at December 31, 2012.

For non-credit lines of business, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and thus we chose to measure the sensitivity of our reserve levels to unexpected changes in inflation.

The impacts of a future 1.6% decrease and 2.4% increase over the implied inflation rate in our year-end gross loss reserve balance are as follows (amounts in thousands):

	December 31, 2012
	Future Inflation
Cumulative Increase (Decrease) in Reserves	1.6% Decrease	2.4% Increase
Personal
Auto	$(7,503)	$12,053
Homeowner	(1,263)	2,613
Commercial
Agribusiness	(8,508)	16,422
Auto	(2,075)	4,830

The analysis of our credit insurance line of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the earned premium to determine the IBNR reserves at December 31, 2012. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $6.9 million.

It is not appropriate to aggregate the impacts shown in our sensitivity analysis, as our lines of business are not directly correlated. The variations are not meant to be a “best-case” or “worst-case” scenario, and it is possible that future variations will be more or less than the amounts in our sensitivity analysis. While we believe these are possible scenarios based on the information available to us at this time, we do not believe the reader should consider our sensitivity analysis an actual reserve range.

Reserving by Class of Business

The weight given to a particular actuarial method depends on the characteristics specific to each class of business, including the types of coverage and the expected claim-tail.

Short-tail business—The emergence of paid losses and case reserves for short-tail business is credible and likely indicator of ultimate losses; therefore, more reliance is placed on the Loss or Expense Development methods. Large catastrophe and weather-related events are analyzed separately using information available to our claims staff, loss development profiles from similar events and our own historical experience.

Long-tail business—The emergence of paid losses and case reserves for long-tail business is less credible in early periods and, accordingly, may not be indicative of ultimate losses. Therefore, more reliance is placed on the Bornhuetter Ferguson and Initial Expected Loss Ratio methods.

Credit business—For credit lines of business, the IBNR is estimated either by applying a selected ratio to the unearned premium reserve or by using the loss development methods previously discussed.

Claim adjustment expenses—We estimate adjusting and other expenses separately from loss reserves using the Calendar Year Paid-to-Paid method. Reserves for defense and cost containment expense are estimated separately from loss reserves, using either the Loss or Expense Development method or Ratio of Paid Defense and Cost Containment Expense to Paid Loss method.

Deferred Policy Acquisition Costs

We had a total DAC asset of approximately $1.25 billion and $1.32 billion at December 31, 2012 and 2011, respectively. Effective January 1, 2012, we retrospectively adopted new accounting guidance and implemented a new DAC capitalization policy. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the impact of this pronouncement on us.

We believe that the estimates used in our DAC calculations provide a representative example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions included in the amortization of the DAC balance of our long-tail business for the year ended December 31, 2012 (in thousands):

Increase/(decrease)
in DAC
Increase in future investment margins of 25 basis points	$35,858
Decrease in future investment margins of 25 basis points	(40,486)
Decrease in future life mortality by 1%	3,299
Increase in future life mortality by 1%	(3,398)

Reinsurance

We manage our underwriting risk exposures by reinsuring portions of our insurance risks. We manage counterparty risk by entering into agreements with reinsurers we generally consider to be highly rated. However, we do not require a specified minimum rating. We monitor the concentrations of the reinsurers and reduce the participation percentage of lower-rated companies when appropriate. We monitor the financial condition of those companies and believe we currently have no significant credit risk related to those counterparties.

Some of our reinsurance contracts contain clauses that allow us to terminate the participation with reinsurers whose ratings are downgraded. Information used in our risk assessment is comprised of industry ratings, recent news and reports, and a limited review of financial statements. We also may require letters of credit, trust agreements, or cash advances from reinsurers not licensed in our state of domicile to fund their share of outstanding claims and CAE. Final assessment is based on the judgment of senior management.

Other-Than-Temporary Impairment

Our accounting policy requires that a decline in the fair value of investment securities below their cost basis be evaluated on an ongoing basis to determine if the decline is other-than-temporary. A number of assumptions and estimates inherent in evaluating impairments are used to determine if they are other-than-temporary, which include 1) our ability and intent to hold the investment securities for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than cost basis; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions, which could affect liquidity.

Valuation of Financial Instruments

The fair value of available-for-sale securities (equity and fixed maturity securities) is determined by management using one of the three primary sources of information: the quoted prices in active markets; third-party pricing services; or independent broker quotations. Estimated fair value of securities based on quoted prices in active markets are readily and regularly available; therefore, valuation of these securities generally does not involve management judgment.

For securities priced using third-party pricing services, fair value measurements are determined using the third-party pricing services’ proprietary pricing applications. The typical inputs used by the models are relevant market information, benchmark curves, benchmark pricing of like securities, sector groupings and matrix pricing. Any securities remaining unpriced after utilizing the first two pricing methods are submitted to the independent brokers for prices. We have analyzed the third-party pricing services and independent brokers’ valuation methodologies and related inputs, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Management does complete certain tests throughout the year and at year-end to determine that prices provided by our pricing services are reasonable.

We utilize equity options to hedge equity-indexed universal life and deferred annuity benefits. Equity-indexed universal life and deferred annuity include a fixed host contracts and an embedded equity derivative. The embedded derivative portion of the contracts represent benefits in excess of fixed guarantees, and the host is associated with fixed guarantees. At issue, the value of the host contract equals the premium paid less the fair value of the embedded derivative. The initial host contract value is accreted to the fixed guaranteed value at end of the contract indexing term. The fair value of the embedded derivative is recalculated at each reporting period using the current contract values and option pricing assumptions. Interest credited is generally comprised of interest accruals to fixed deferred annuity account balances. In addition to the accrual of interest on the host contracts, the gain or loss on the embedded equity derivative is also recognized as interest credited for equity-indexed universal life and deferred annuities. Embedded derivative gains and losses can cause material fluctuations in interest credited from one period to the next.

Pension and Postretirement Benefit Plans

Our pension and postretirement benefit obligations and related costs covering our employees are calculated using actuarial concepts in accordance with the relevant accounting guidance. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurements. Each year, these key assumptions are reevaluated to determine whether they reflect the best estimates for the current period. Changes in the methodology used to determine the best estimates are made when facts or circumstances change, for example, a general decline or rise in interest rates that have not yet been reflected in the rates implicit in the current prices of annuity contracts. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases. The expected long-term rate of return on plan assets is determined using the building-block method.

Litigation Contingencies

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

Federal Income Taxes

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Our income tax liability includes the liability for unrecognized tax benefits, interest and penalties, that relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed.

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

Management’s best estimate of future events and their impact is included in our accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction (“DRD”) reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the U.S. federal statutory tax rate of 35%. The U.S. Department of the Treasury and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Premiums and other revenues
Premiums	$1,704,173	$1,748,612	$1,877,908	$(44,439)	$(129,296)
Other policy revenues	198,401	189,494	185,805	8,907	3,689
Net investment income	985,398	968,165	911,915	17,233	56,250
Realized investments gains (losses), net	68,208	90,866	74,062	(22,658)	16,804
Other income	30,880	25,890	23,491	4,990	2,399

Total premiums and other revenues	2,987,060	3,023,027	3,073,181	(35,967)	(50,154)

Benefits, losses and expenses
Policyholder benefits	496,622	480,063	500,125	16,559	(20,062)
Claims incurred	949,106	1,032,497	1,108,290	(83,391)	(75,793)
Interest credited to policyholder’s account balances	416,015	405,083	393,119	10,932	11,964
Commissions for acquiring and servicing policies	364,911	430,310	446,463	(65,399)	(16,153)
Other operating expenses	455,746	461,906	462,212	(6,160)	(306)
Change in deferred policy acquisition costs (1)	32,915	(38,262)	(40,119)	71,177	1,857

Total benefits and expenses	2,715,315	2,771,597	2,870,090	(56,282)	(98,493)

Income (loss) before other items and federal income taxes	$271,745	$251,430	$203,091	$20,315	$48,339

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Consolidated earnings increased during 2012 compared to 2011 primarily as a result of

•	improved earnings in our annuity segment, and

•	improved earnings in our property and casualty segment;

•	partially offset by decreases in realized investment gains.

Consolidated earnings increased during 2011 compared to 2010 primarily as a result of

•	improved Property and Casualty segment results, and

•	an increase in net investment income primarily due to an increase in invested assets,

•	partially offset by a decrease in Life segment results.

In the Consolidated Results of Operations above and in the segment discussions that follow, certain amounts in the prior year have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts were adjusted to reflect the effect of the retrospective adoption of a new accounting standard relating to DAC, which impacted reported income before other items and federal income taxes by a decrease of $2.3 million and an increase of $0.5 million during 2011 and 2010, respectively.

Results of Operations and Related Information by Segment

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Premiums and other revenues
Premiums	$281,621	$277,724	$282,160	$3,897	$(4,436)
Other policy revenues	185,536	174,406	170,729	11,130	3,677
Net investment income	235,712	238,275	234,905	(2,563)	3,370
Other income	2,871	3,301	3,547	(430)	(246)

Total premiums and other revenues	705,740	693,706	691,341	12,034	2,365

Benefits, losses and expenses
Policyholder benefits	340,003	344,328	294,177	(4,325)	50,151
Interest credited to policyholder’s account balances	58,158	60,494	59,149	(2,336)	1,345
Commissions for acquiring and servicing policies	97,455	88,300	91,165	9,155	(2,865)
Other operating expenses	183,040	173,188	178,278	9,852	(5,090)
Change in deferred policy acquisition costs (1)	(7,167)	(2,115)	(1,460)	(5,052)	(655)

Total benefits and expenses	671,489	664,195	621,309	7,294	42,886

Income before other items and federal income taxes	$34,251	$29,511	$70,032	$4,740	$(40,521)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased in 2012 compared to 2011 primarily due to an increase in other policy revenues, partially offset by an increase in other operating expenses.

In 2011, earnings decreased compared to 2010 as a result of an increase in policyholder benefits. This increase includes a $26.6 million increase in claims not yet reported and a $4.9 million increase in claims incurred or paid, both due to a modification of our claim settlement procedures.

Premiums and other revenues

Revenues from traditional life insurance products include scheduled premium payments from policyholders on whole life and term life products. The change in these premiums is impacted primarily by policy persistency and new sales during the period. Premiums increased during 2012 compared to 2011 primarily due to improved persistency and new sales. The decrease in 2011 compared to 2010 was primarily driven by higher reinsurance premiums due to increasing policy face values, and a decrease in the credit-related life products as a result of lower sales.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. These charges increased during 2012 and 2011 compared to each preceding year primarily due to higher policy service fees on a growing block of life policies. This increase reflects the continued growth in interest-sensitive life business.

Benefits, losses and expenses

Benefits decreased slightly during 2012 compared to 2011, and increased in 2011 compared to 2010, primarily as the result of an increase in the estimate of claims incurred but not reported. During 2011, there was an emerging shift of view regarding claim processes from the long-standing practice that a claim must be filed by a beneficiary to a view that an insurer should actively seek possible beneficiaries by monitoring information of a policyholder’s death. This type of information might be ascertainable using the U.S. Social Security Death Master File (“SSA Master File”). We modified our claims settlement procedures in the fourth quarter of 2011 to apply this perspective on a nationwide basis. This led to an increase in our policy benefits of $22.1 million and $31.5 million during 2012 and 2011, respectively.

Commissions increased during 2012 compared to 2011 primarily due to increased sales. The decrease during 2011 compared to 2010 primarily resulted from the decrease in premiums of traditional products.

Other operating costs and expenses increased during 2012 compared to 2011, and decreased for 2011 compared to 2010, as a result of 2011 benefitting from a reduction of an accrual for litigation contingencies in addition to an increase in allocated costs to this segment during 2012.

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Acquisition cost capitalized	$80,877	$76,890	$81,069	$3,987	$(4,179)
Amortization of DAC	(73,710)	(74,775)	(79,609)	1,065	4,834

Change in DAC (1)	$7,167	$2,115	$1,460	$5,052	$655

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Acquisition costs capitalized increased during 2012 compared to 2011 primarily as a result of an increase in commissions from higher premiums. Acquisition costs capitalized decreased during 2011 compared to 2010 primarily as a result of the decrease in premiums. The decrease in the amortization of DAC during 2011 compared to 2010 was the result of an improved persistency.

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2012	2011	2010	2012	2011
Life insurance in-force
Traditional life	$48,856,459	$46,484,826	$45,919,219	$2,371,633	$565,607
Interest-sensitive life	24,132,101	23,671,800	23,879,283	460,301	(207,483)

Total life insurance in-force	$72,988,560	$70,156,626	$69,798,502	$2,831,934	$358,124

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Number of policies in-force
Traditional life	2,122,666	2,204,187	2,274,144	(81,521)	(69,957)
Interest-sensitive life	185,729	178,595	176,160	7,134	2,435

Total number of policies	2,308,395	2,382,782	2,450,304	(74,387)	(67,522)

There was an increase in total life insurance in-force in 2012 compared to 2011, and 2011 compared to 2010. The increases of in-force amounts in our traditional life products is believed to be the result of consumers seeking contract guarantees due to the uncertain economic environment in recent years. During 2011, this increase was partially offset by a decrease in our interest-sensitive life policies as the result of lower prevailing interest rates. The decrease in our policy count during 2012 and 2011 is attributable to surrenders and lapses, as well as new business activity generally being comprised of fewer but larger face-value policies.

Reinsurance

The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	December 31,			Years ended December 31,
	2012	2011	2010	2012	2011	2010
Reinsurance assumed	$1,564	$4,318	$9,827	$2,189	$2,974	$5,716
Reinsurance ceded	(189,335)	(188,812)	(173,097)	(93,066)	(92,208)	(90,459)

Total	$(187,771)	$(184,494)	$(163,270)	$(90,877)	$(89,234)	$(84,743)

We use reinsurance to mitigate excessive risk to the Life segment. During 2012 our retention limits were $2,350,000 for issue ages 65 and under, and $1,550,000 for issue ages 66 and older for traditional and universal life, unchanged from 2011, as compared to a single limit of $1,550,000 during 2010. Accidental death and premium waiver benefits are mostly retained on new business. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products. Decreases in assumed reserves and premium were primarily due to the cancellation of our reinsurance agreement with two credit life reinsurers. Those blocks of business are now in run-off, and the new business retained is currently written by us on a direct basis.

Consistent with our corporate risk management strategy we periodically adjust our reinsurance program and retention limits as market conditions warrant. While, in the past, we have reinsured up to 90% of new business, we are currently reinsuring newly developed permanent products on a modified excess retention basis, in which we reinsure mortality risk on a yearly renewable term basis, ceding a 75% quota share of policies with a face value of at least $500,000 up to our retention and then 100% in excess of retention. Current traditionally marketed term products are reinsured on a modified excess retention basis, in which we reinsure mortality risk on a yearly renewable term basis, ceding 50% quota share of face amounts in excess of $250,000 up to our retention and then 100% in excess of retention. Current direct marketed products are coinsured on a 60% basis, up to our retention, and then 100% in excess of retention.

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

For 2012, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium
Swiss Re Life and Health of America	A+	$24,258	6.5%
SCOR Global Life Americas Reinsurance Company	A	17,964	4.8
Munich American Reassurance Company	A+	12,952	3.5
Reinsurance Group of America	A-	7,748	2.1
Canada Life Assurance	A+	6,759	1.8
General Re Life Corporation	A ++	4,729	1.3
Other Reinsurers with no single company greater than 5% of the total ceded premium		18,656	5.0

Total life reinsurance ceded		$93,066	25.0%

(1)	A.M. Best rating as of the most current information available February 14, 2013.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Premiums and other revenues
Premiums	$116,393	$94,753	$174,193	$21,640	$(79,440)
Other policy revenues	12,865	15,088	15,076	(2,223)	12
Net investment income	603,349	577,707	535,581	25,642	42,126
Other income	196	250	607	(54)	(357)

Total premiums and other revenues	732,803	687,798	725,457	45,005	(37,659)

Benefits, losses and expenses
Policyholder benefits	156,619	135,735	205,948	20,884	(70,213)
Interest credited to policyholder’s account balances	357,857	344,589	333,970	13,268	10,619
Commissions for acquiring and servicing policies	54,785	94,851	95,701	(40,066)	(850)
Other operating expenses	45,317	72,201	71,202	(26,884)	999
Change in deferred policy acquisition costs (1)	21,724	(29,354)	(44,127)	51,078	14,773

Total benefits and expenses	636,302	618,022	662,694	18,280	(44,672)

Income before other items and federal income taxes	$96,501	$69,776	$62,763	$26,725	$7,013

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased in 2012 compared to 2011 primarily due to a decrease in other operating expenses. In addition, the increase in net investment income outpaced the related increase in interest credited to policyholders’ account balances. Other operating expenses were higher during 2011 primarily as a result of the settlement of litigation in 2011 for $12.0 million.

Earnings increased in 2011 compared to 2010 primarily as the result of the growth in net investment income outpacing the growth in interest credited. Additionally, the above-referenced litigation settlement impacted other operating expenses during 2011.

During 2012, we discontinued marketing annuities through one of our third-party marketing organizations. Termination of this relationship is not expected to have an significant impact on our annuity volume or our ability to generate annuity sales, and is not expected to materially impact earnings. The total business written by this organization represented 13.3% of total annuity premium and deposits during 2012 and 8.6% of account values at December 31, 2012, and was primarily comprised of fixed deferred annuities.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Fixed deferred annuity	$568,716	$1,470,159	$1,045,429	$(901,443)	$424,730
Single premium immediate annuity	200,921	159,824	177,688	41,097	(17,864)
Equity-indexed deferred annuity	127,357	142,526	340,920	(15,169)	(198,394)
Variable deferred annuity	104,432	99,224	90,188	5,208	9,036

Total premium and deposits	1,001,426	1,871,733	1,654,225	(870,307)	217,508
Less: Policy deposits	885,033	1,776,980	1,480,032	(891,947)	296,948

Total earned premiums	$116,393	$94,753	$174,193	$21,640	$(79,440)

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Years ended December 31,
	2012	2011	2010
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,824,416	$9,006,692	$8,151,365
Net inflows	518,074	1,349,874	1,180,826
Surrenders	(879,886)	(863,590)	(652,519)
Fees	(8,219)	(10,146)	(10,080)
Interest credited	348,812	341,586	337,100

Account value, end of period	$9,803,197	$9,824,416	$9,006,692

Single premium immediate annuity
Reserve, beginning of period	$978,722	$903,126	$820,295
Net inflows	52,957	32,167	42,502
Interest and mortality	43,959	43,429	40,329

Reserve, end of period	$1,075,638	$978,722	$903,126

Variable deferred annuity
Account value, beginning of period	$380,129	$415,757	$400,624
Net inflows	99,432	88,044	86,528
Surrenders	(102,058)	(112,221)	(114,320)
Fees	(4,742)	(4,786)	(4,795)
Change in market value and other	44,884	(6,665)	47,720

Account value, end of period	$417,645	$380,129	$415,757

Fixed deferred annuity net inflows decreased significantly during 2012 compared to 2011. The volume of net inflows is highly sensitive to the interest rate credited on new annuity sales. We managed these products to lower sales during 2012, to mitigate risks associated with investing in the persistently low interest rate environment. Net inflows increased significantly during 2011 compared to 2010, primarily as a result of our marketing efforts to expand distribution through new accounts.

An equity-indexed annuity allows a policyholder to participate in equity returns while also having certain downside protection from the guaranteed minimum returns defined in the product. Net inflows for this product decreased during 2012 compared to 2011, and during 2011 compared to 2010. These decreases were primarily attributed to lower indexed crediting terms resulting from lower fixed investment yields.

Single premium immediate annuity (“SPIA”) net inflows increased during 2012 compared to 2011, driven primarily by the changing investment priorities of potential customers entering the market for guaranteed monthly payouts on a portion of their retirement dollars. Net inflows decreased during 2011 compared to 2010 primarily as a result of lower investment yields, restraining demand for this product in anticipation of increased income payments in the future.

Variable deferred annuity products remain relatively unchanged for all years presented. These products have no living benefits. Our total direct exposure on the guaranteed minimum death benefits associated with these products were $2.4 million and $3.9 million as of December 31, 2012 and 2011, respectively. After reinsurance, the net exposure was $0.6 million and $1.3 million, as of December 31, 2012 and 2011, respectively. All such guaranteed minimum death benefit reinsurance is with reinsurers rated “A” or higher by A.M. Best.

Net investment income increased during 2012 compared to 2011, and 2011 compared to 2010. The 2012 increase was primarily as a result of a $21.7 million increase in realized gains from marking our option portfolio to fair value, in addition to a 4.5% increase in the assets attributable to annuity account balances during 2012. The increase during 2011 was primarily the result of a 9.2% increase in the assets attributable to annuity account balances, partially offset by a $14.7 million decrease in realized gains from our option portfolio.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Benefits are highly correlated to the sales volume of SPIA contacts and increased for 2012 compared to 2011, and decreased for 2011 compared to 2010, due to the changes in SPIA premium during the period.

Commissions decreased for 2012 compared to 2011 primarily due to reduced fixed deferred annuity production as well as decreases in commission rates on certain annuities. Commissions were essentially flat in 2011 compared to 2010.

Other operating expenses decreased during 2012 compared to 2011 primarily as a result of an accrual during 2011 related to the settlement of certain litigation, as well as a decrease in allocated costs to this segment during 2012. Additionally, a decrease in producer compensation linked to annuity production further reduced other operating expenses. Other operating expenses were unchanged during 2011 compared to 2010.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Acquisition cost capitalized	$68,799	$116,206	$115,813	$(47,407)	$393
Amortization of DAC	(90,523)	(86,852)	(71,686)	(3,671)	(15,166)

Change in DAC (1)	$(21,724)	$29,354	$44,127	$(51,078)	$(14,773)

(1)	A positive amount of net change indicates more expense was deferred than amortized and is a decrease to expense in the periods indicated.

The decrease in acquisition costs capitalized during 2012 compared to 2011 was the result of lower commissions incurred with the decrease in fixed deferred annuity production. The increase in the amortization of DAC during 2011 as compared to 2010 was primarily as a result of surrender activity.

An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the years ended December 31, 2012, 2011, and 2010 was 41.5%, 41.9%, and 38.6%, respectively. The decrease in the ratio during 2012 was primarily driven by improvement in persistency which we attribute to fewer surrenders as contract holders believed the rates on existing contracts were at least as good or better than rates on new contracts being offered by our competition. The increase in the ratio during 2011 compared to 2010 was the result of a decline in persistency during the year.

Options and Derivatives

Shown below is the analysis of the impact to net investment income of the option return, along with the impact to interest credited of the equity-indexed annuity embedded derivative (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Net investment income
Without option return	$584,418	$580,501	$523,670	$3,917	$56,831
Option return	18,931	(2,794)	11,911	21,725	(14,705)
Interest credited to policy account balances
Without embedded derivative	344,526	352,410	327,366	(7,884)	25,044
Equity-indexed annuity embedded derivative	13,331	(7,821)	6,604	21,152	(14,425)

Net investment income without option return increased during 2012 and 2011, primarily due to increases in aggregate annuity account values. Interest credited to policyholders’ account balances without equity-indexed return decreased during 2012 due to a decrease in crediting rates, and increased during 2011 due to increases in aggregate annuity account values.

The option return, as well as the related equity-indexed annuity embedded derivative return, increased during 2012 compared to 2011, and decreased during 2011 compared to 2010, as a result of the change in the S&P 500 Index during the respective periods. These option returns correlate to the 13.4%, 0.0%, and 12.8% return of the S&P 500 Index during 2012, 2011, and 2010, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Premiums and other revenues
Premiums	$223,773	$231,793	$263,294	$(8,020)	$(31,501)
Net investment income	11,789	13,413	15,492	(1,624)	(2,079)
Other income	15,548	13,356	10,384	2,192	2,972

Total premiums and other revenues	251,110	258,562	289,170	(7,452)	(30,608)

Benefits, losses and expenses
Claims incurred	155,825	159,289	184,554	(3,464)	(25,265)
Commissions for acquiring and servicing policies	26,383	25,808	35,263	575	(9,455)
Other operating expenses	44,966	47,160	49,627	(2,194)	(2,467)
Change in deferred policy acquisition costs (1)	5,890	9,172	4,930	(3,282)	4,242

Total benefits and expenses	233,064	241,429	274,374	(8,365)	(32,945)

Income before other items and federal income taxes	$18,046	$17,133	$14,796	$913	$2,337

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased 5.3% for 2012 compared to 2011. Earnings increased for 2011 as compared to 2010 driven primarily by an increase in other income comprised of fee income associated with high sales by a new MGU, in addition to a decrease in the benefit ratio.

Premiums and other revenues

Health earned premiums for the periods indicated are as follows (in thousands, except percentages):

	Years ended December 31,
	2012		2011		2010
	dollars	percentage	dollars	percentage	dollars	percentage
Medicare Supplement	$96,808	43.3%	$100,924	43.6%	$117,132	44.5%
Medical expense	37,414	16.7	47,323	20.4	67,050	25.5
Group health	40,130	17.9	33,906	14.6	29,343	11.1
Credit accident and health	16,686	7.5	19,897	8.6	21,553	8.2
MGU	17,103	7.6	13,681	5.9	11,173	4.2
All other	15,632	7.0	16,062	6.9	17,043	6.5

Total	$223,773	100.0%	$231,793	100.0%	$263,294	100.0%

Earned premiums decreased during 2012 compared 2011, primarily resulting from the run-off of our closed medical expense block of insurance plans, which will continue decreasing. In addition, Medicare Supplement premiums declined due to policy lapses outpacing new sales along with a lower average premium per policy on those new sales. These decreases were partially offset by increases in revenues of our group and MGU lines.

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

Our in-force certificates or policies as of the dates indicated are as follows:

	December 31,
	2012		2011		2010
	number	percentage	number	percentage	number	percentage
Medicare Supplement	41,562	6.7%	42,760	6.8%	48,584	7.7%
Medical expense	5,745	0.9	7,962	1.3	11,057	1.8
Group	19,868	3.2	20,122	3.2	20,893	3.3
Credit accident and health	253,710	40.7	271,700	43.3	294,702	46.6
MGU	197,050	31.6	147,251	23.5	103,666	16.4
All other	105,499	16.9	137,596	21.9	152,917	24.2

Total	623,434	100.0%	627,391	100.0%	631,819	100.0%

Our total in-force policies decreased during 2012 compared to 2011, and in 2011 compared to 2010. Increases in the MGU line were more than offset by decreases in the credit accident and health and other lines. The MGU line increased due to increased production by existing MGU’s, and the addition of new MGUs. The “all other” line is mostly composed of closed blocks of business, and has few new sales. The MGU and Group in-force policies include a block of 100% reinsured certificates, which is a rapidly growing block of business. The increases in these 100% reinsured certificates will not translate into corresponding increases in premiums.

Benefits, losses and expenses

Claims incurred were relatively unchanged during 2012, and decreased during 2011 compared to 2010 primarily as the result of a decline in sales of our medical expense insurance plans and Medicare Supplement products. The decline in claims incurred was consistent with lower premiums and lower commissions. Additionally, the medical expense benefit ratio, measured as the ratio of claims and other benefits to premiums, increased to 69.6% in 2012, from 68.7% in 2011, but decreased from 70.1% in 2010. The 2011 decrease in the benefit ratio compared to 2010 was driven primarily by a significant decrease in claims.

Commissions were relatively unchanged during 2012, and decreased during 2011 compared to 2010, as a result of lower sales.

Other operating expenses decreased slightly during 2012 compared to 2011, and 2011 compared to 2010 as a result of managing expenses down as the aggregate health block of business decreased.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Acquisition cost capitalized	$11,018	$11,815	$17,994	$(797)	$(6,179)
Amortization of DAC	(16,908)	(20,987)	(22,924)	4,079	1,937

Change in DAC (1)	$(5,890)	$(9,172)	$(4,930)	$3,282	$(4,242)

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.

Acquisition cost capitalized decreased during 2012 compared to 2011 primarily due to the decreases in amortization outpacing costs capitalized due to the aggregate decrease in the health block of business. Acquisition cost capitalized decreased during 2011 compared to 2010 primarily resulting from the decrease in sales and resulting decrease in commissions.

Reinsurance

For the medical expense business, we use reinsurance on an excess of loss basis. Our retention limit is $500,000 per claim on these types of policies. We cede or retrocede the majority of the risk associated with our stop loss and other catastrophic health reinsurance programs. We maintain reinsurance on a quota share basis for our long-term care and disability income business.

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

For 2012, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium
Harbour Life & Reinsurance Co Ltd.	NR	$59,358	14.1%
Maiden Re	A-	30,997	7.4
Munich Reinsurance America	A+	27,764	6.6
American First Insurance Company	NR	20,582	4.9
Other reinsurers with no single company greater than 5.0% of the total ceded premium		59,058	14.0

Total health reinsurance ceded		$197,759	47.0%

(1)	A.M.Best rating as of the most current information available February 14, 2013.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Premiums and other revenues
Net premiums written	$1,047,211	$1,137,445	$1,154,415	$(90,234)	$(16,970)

Net premiums earned	$1,082,386	$1,144,342	$1,158,261	$(61,956)	$(13,919)
Net investment income	69,604	72,071	72,620	(2,467)	(549)
Other income	6,360	6,003	5,778	357	225

Total premiums and other revenues	1,158,350	1,222,416	1,236,659	(64,066)	(14,243)

Benefits, losses and expenses
Claims incurred	793,281	873,208	923,736	(79,927)	(50,528)
Commissions for acquiring and servicing policies	186,288	221,351	224,334	(35,063)	(2,983)
Other operating expenses	120,888	124,336	124,410	(3,448)	(74)
Change in deferred policy acquisition costs (1)	12,468	(15,965)	538	28,433	(16,503)

Total benefits and expenses	1,112,925	1,202,930	1,273,018	(90,005)	(70,088)

Income (loss) before other items and federal income taxes	$45,425	$19,486	$(36,359)	$25,939	$55,845

Loss ratio	73.3%	76.3%	79.8%	(3.0)	(3.5)
Underwriting expense ratio	29.5	28.8	30.2	0.7	(1.4)

Combined ratio	102.8%	105.1%	110.0%	(2.3)	(4.9)

Impact of catastrophe events on combined ratio	9.3	11.4	10.8	(2.1)	0.5

Combined ratio without impact of catastrophe events	93.5%	93.7%	99.2%	(0.2)	(5.4)

Gross catastrophe losses	$135,625	$217,851	$141,685	$(82,226)	$76,166
Net catastrophe losses	94,025	120,628	123,239	(26,603)	(2,611)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Property and Casualty results improved during 2012 compared to 2011 primarily due to continued actions to address price adequacy, underwriting and additional risk mitigation actions resulting in a significant decrease in claims incurred, partially offset by a decrease in premiums. Commissions also declined primarily due to a shift from commission to non-commission products in our credit insurance division. Earnings improved during 2011 compared to 2010 primarily due to improvements in pricing adequacy, changes to our reinsurance programs which provided for an increase in recoveries on catastrophe losses in excess of additional reinsurance premium paid, and to a lesser extent rigorous management of our expenses.

Premiums and other revenues

Net premiums written and earned decreased during 2012 compared to 2011 resulting from a decline of policies in-force due to attrition and risk mitigation actions in our Personal lines, in addition to product alterations in our Credit Insurance Division. Net premiums written and earned decreased during 2011 compared to 2010 primarily due to an increase in catastrophe reinsurance reinstatement premiums and decreased premiums across the personal lines of business due to a decline in policies in-force, partially offset by increased premium per exposure. Our catastrophe reinsurance reinstatement premium increased by $9.0 million over the same period in 2010 as the result of higher catastrophe reinsurance recoveries in 2011 compared to 2010.

Benefits, losses and expenses

Claims incurred decreased during 2012 compared to 2011 as a result of a decrease in catastrophe losses and a decline in non-catastrophe losses due primarily to reduced exposure in high catastrophe areas. The lower catastrophe losses, together with improved rate adequacy and improved claims frequency, caused the decrease in the loss ratio. Claims incurred decreased during 2011 compared to 2010 as a result of a decline in losses in all lines except agribusiness and other personal lines.

Gross catastrophes for the year ended December 31, 2012 were $135.6 million, compared to $217.9 million for the same period in 2011. We experienced a significant decrease in catastrophe losses due primarily to a decrease in frequency of catastrophes in 2012 as compared to 2011, as well as the severity of the catastrophe events in 2011. In 2012 there were 26 catastrophe events compared to 31 in 2011 and 33 in 2010. Hurricane Sandy accounted for $46.6 million in gross catastrophe losses and $11.1 million in net catastrophe losses in 2012. 2011 catastrophe activity included a record number of tornados, including two events which impacted primarily Alabama in late April 2011 and Joplin, Missouri in May 2011.

The combined ratio, excluding net catastrophe impact, remained relatively flat during 2012 compared to 2011 and improved during 2011 compared to 2010. This was driven by an improvement in rate adequacy. Inherent to our fundamental risk management practices, we continue to evaluate and manage our aggregate catastrophe risk exposure with risk selection and reinsurance coverage.

Commissions decreased during 2012 compared to 2011 primarily due to a shift from commission to non-commission products in our Credit Insurance Division. Commissions remained flat during 2011 compared to 2010.

The change in DAC during 2012 increased total expenses compared to 2011. The higher amortization is attributable to Credit business written in prior years being earned while recently introduced products with lower revenue and without commissions are a larger portion of the current Credit business. The decrease during 2011 compared to 2010 is attributable to a shift in our credit-related property products from shorter duration products to longer duration products. We regularly review the recoverability of DAC, and if the actual emergence of future profitability were to be substantially lower than estimated, we would accelerate DAC amortization to account for any recoverability issues or premium deficiency. We have not historically experienced these issues with our DAC balances.

Products

Our Property and Casualty segment consists of: (i) Personal, which we market primarily to individuals, represent 63.1% of net premiums written, (ii) Commercial, which focus primarily on agricultural and other commercial markets, represent 29.3% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers represent 7.6% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Net premiums written
Auto	$416,611	$444,454	$468,100	$(27,843)	$(23,646)
Homeowner	208,131	213,513	217,785	(5,382)	(4,272)
Other Personal	36,212	35,691	38,875	521	(3,184)

Total net premiums written	660,954	693,658	724,760	(32,704)	(31,102)

Net premiums earned
Auto	423,265	463,171	470,535	(39,906)	(7,364)
Homeowner	207,048	217,619	216,849	(10,571)	770
Other Personal	35,738	36,173	39,298	(435)	(3,125)

Total net premiums earned	$666,051	$716,963	$726,682	$(50,912)	$(9,719)

Loss ratio
Auto	77.9%	75.7%	78.0%	2.2	(2.3)
Homeowner	94.5	102.1	104.1	(7.6)	(2.0)
Other Personal	56.2	67.8	61.6	(11.6)	6.2
Personal line loss ratio	81.9%	83.3%	84.9%	(1.4)	(1.6)
Combined Ratio
Auto	99.4%	96.6%	102.3%	2.8	(5.7)
Homeowner	119.0	125.7	129.6	(6.7)	(3.9)
Other Personal	76.6	89.6	68.7	(13.0)	20.9
Personal line combined ratio	104.3%	105.0%	108.6%	(0.7)	(3.6)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during 2012 compared to 2011 primarily due to a decline in policies in-force resulting from a combination of the decreases in homeowner policies in-force, which decreased cross-sell opportunities. Net premiums written and earned decreased during 2011 compared to 2010, due to a decline in policies in-force resulting from a competitive marketplace and lower new business sales. The loss and combined ratios increased slightly during 2012 compared to 2011 consistent with our expectations. The loss and combined ratios decreased during 2011 compared to 2010 due to improved rate adequacy as well as an increase in commissions in 2010 that was not incurred in 2011.

The combined industry ratios per A.M. Best’s “U.S. Property/Casualty-Review and Preview” for 2012 (estimated), 2011 and 2010 are 99.6%, 101.9 and 101.0%, respectively.

Homeowners: Net premiums written and earned decreased during 2012 compared to 2011 primarily due to fewer policies in-force. The decrease in homeowner policies in-force was primarily driven by improved rate adequacy and our catastrophe risk mitigation actions, which are tailored to the local market conditions in the states where we write policies. Net premiums written decreased during 2011 compared to 2010 attributable to increased catastrophe reinsurance reinstatement premiums as a result of higher catastrophe reinsurance losses ceded and a decline in policies in-force. Net premiums earned remained relatively flat during 2011 compared to 2010.

The loss and combined ratios decreased during 2012 and 2011 compared to the prior years primarily due to improved catastrophe experience and improved rate adequacy. The loss and combined ratios improved slightly during the year ended December 31, 2011 compared to 2010 primarily due to improved rate adequacy. The combined ratios for the industry per A.M. Best for 2012 (estimated), 2011 and 2010 were 118.0%, 122.2% and 106.7%, respectively.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. Net premiums written and earned remained substantially unchanged during 2012 compared to 2011, and decreased during 2011 compared to 2010 due to a decline in policies in-force. Premiums for these products generally trend with the homeowners and personal automobile lines as policies are typically sold in conjunction with one another.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Net premiums written
Other Commercial	$130,103	$126,013	$123,605	$4,090	$2,408
Agribusiness	98,026	98,152	103,937	(126)	(5,785)
Auto	78,450	82,266	80,109	(3,816)	2,157

Total net premiums written	306,579	306,431	307,651	148	(1,220)

Net premiums earned
Other Commercial	122,174	121,420	120,365	754	1,055
Agribusiness	104,098	102,946	106,678	1,152	(3,732)
Auto	79,478	84,201	80,948	(4,723)	3,253

Total net premiums earned	$305,750	$308,567	$307,991	$(2,817)	$576

Loss ratio
Other Commercial	66.4%	66.2%	82.9%	0.2	(16.7)
Agribusiness	92.3	118.2	108.3	(25.9)	9.9
Auto	64.6	60.8	72.9	3.8	(12.1)
Commercial line loss ratio	74.7%	82.1%	89.1%	(7.4)	(7.0)
Combined ratio
Other Commercial	93.9%	94.4%	112.1%	(0.5)	(17.7)
Agribusiness	127.8	155.0	145.2	(27.2)	9.8
Auto	86.8	83.0	97.2	3.8	(14.2)
Commercial line combined ratio	103.6%	111.5%	119.6%	(7.9)	(8.1)

Other Commercial: Net premiums written and earned increased during 2012 and 2011 compared to prior years primarily as a result of an increase in workers’ compensation premiums due to rate increases and premium assumed from involuntary pools. Net written and earned premiums increased through 2011 compared to 2010 primarily as a result of rate increases in the workers’ compensation product. The loss and combined ratios during 2012 remained substantially unchanged compared to 2011. The loss and combined ratios decreased during 2011 compared to 2010 as a result of lower claim severity in the workers’ compensation product.

Agribusiness Product: Our agribusiness product allows policyholders to customize and cover their agriculture exposure via a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written were substantially unchanged in 2012 as compared to 2011, and net premiums earned increased during 2012 as compared to 2011, primarily as a result of a decrease in reinsurance reinstatement premiums. Net premiums written and earned decreased during 2011 compared to the same period in 2010 primarily as a result of a decrease in policies in-force as the result of non-renewing certain policies in unprofitable segments and catastrophe reinsurance reinstatement premiums that were not incurred in 2010.

The loss and combined ratios decreased significantly during 2012, primarily as the result of a reduction in net catastrophe losses. These ratios increased during 2011 compared to 2010 primarily as the result of increases in catastrophe losses and the frequency and severity of non-catastrophe losses. The frequency and severity of storms and weather related events continue to cause variability in this line of business.

Commercial Automobile: Net premiums written and earned decreased during 2012 compared to 2011 primarily as a result of lower new business writings in our small commercial business as well as selective underwriting intended to improve risk selection. Net premiums written and earned increased during 2011 compared to 2010 primarily as the result of a vehicle reclassification adjustment that resulted in refunds to policyholders in 2010 that did not occur in 2011. The increase was offset by a reduction in polices in-force from our primary lines and improved selective underwriting.

This product line experienced relatively unchanged losses during 2012 compared to 2011, and a decrease in losses during 2011 compared to 2010 due to a decrease in the frequency and severity of claims, which resulted in an improvement in the loss and combined ratios during the period. The combined industry ratios per A.M. Best for 2012 (estimated), 2011, and 2010 were 107.1%, 104.6% and 98.0%, respectively.

Credit Products

Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Net premiums written	$79,678	$137,356	$122,004	$(57,678)	$15,352
Net premiums earned	110,585	118,812	123,588	(8,227)	(4,776)
Loss ratio	17.6%	19.1%	26.2%	(1.5)	(7.1)
Combined ratio	88.0%	88.5%	96.1%	(0.5)	(7.6)

Credit-related property insurance products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and is not directly related to an event affecting the consumer’s ability to pay the debt. The primary distribution channel for credit-related property insurance is general agents who market to sellers of covered products and financial institutions.

Net premiums written and earned decreased during 2012 compared to 2011. The primary driver for the decrease in premiums is a shift from Guaranteed Auto Protection (“GAP”) Insurance to GAP Waiver, a lower premium debt protection product. Net premiums written increased during 2011 compared to 2010. This increase was primarily driven by the reduction of reinsurance placed with producer-owned reinsurance companies. Net premiums earned decreased during 2011 due to our credit business continuing to shift from the shorter duration collateral protection products, to the longer duration GAP products.

The loss ratios remained substantially unchanged during 2012 compared to 2011. The decrease in the loss ratio during 2011 compared to 2010 was attributable to an overall decline in claims incurred as a result of lower frequency and severity of claims. Specifically, the GAP line of business experienced a positive trend in claims incurred as the result of used automobile market values rebounding from the recent financial crisis.

The combined ratios remained substantially unchanged during 2012 compared to 2011. The combined ratios decrease during 2011 compared to 2010 primarily as a result of the decrease in the loss ratio, which was partially offset by higher underwriting expenses from rising commission expenses as a result of the change in our product mix.

Reinsurance

We reinsure a portion of the risks that we underwrite to manage our loss exposure and protect capital resources. In return for a premium, reinsurers assume a portion of the claims incurred.

In addition to our reinsurance coverage, we are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007.

We retain the first $1.0 million of loss per risk, which will remain the same for 2013. Our catastrophe reinsurance retention covering all our property and casualty companies in total has been $40.0 million in recent years and will remain the same in 2013. The following table summarizes the Company’s catastrophe reinsurance coverage effective January 1, 2013 to December 31, 2013.

Layer of Loss	Catastrophe Reinsurance Coverage in Force
Less than $10 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate cover described below

$10 million—$40 million

•  95% of earthquake losses outside of California

•  95% of multiple peril losses in Northeast and mid Atlantic states

•  90% of multiple peril losses in Texas, Oklahoma, and Arkansas

•  90% of multiple peril losses in coastal states from Louisiana to Virginia

•  95% of multiple peril losses in states outside the Northeast excluding hurricane losses in coastal states (covered by previous two covers)

$40 million—$500 million	95% of multiple peril losses covered by Corporate Program (all perils). The Corporate Program covers all non-credit property and casualty business, subject to certain limits, and is not specific to the Company or any of its subsidiaries, or any state or region.

All per event covers above include one automatic reinstatement and were placed at 97.5% in 2012. The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage.

We also purchase a Catastrophe Aggregate reinsurance cover that provides for $30 million of limit excess of $90 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses below the $10 million retention of the catastrophe program. This cover has been fully placed (100% of limit) for 2013 compared to 50.6% in 2012. The Catastrophe Aggregate does not include a reinstatement. The protection provided by the full placement of this program in 2013 has made it possible to reduce placements on the other catastrophe layers while staying within overall risk appetite thresholds.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2013 programs and the coverage each provides are shown in the following table:

	A.M. Best	Percent of Risk Covered
Reinsurer	Rating(1)	Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A+	39.1%	52.7%
Tokio Millennium Re Ltd.	AA-	0.0%	5.8%
Swiss Re	AA-	5.6%	5.0%
Catlin Insurance Company Limited, Bermuda	A	5.2%	3.9%
Sompo Japan Insurance Inc., Japan	A+	0.0%	3.8%
Other Reinsurers with no single company with greater than a 5% share		50.1%	28.8%

Total Reinsurance Coverage		100.0	100.0%

(1)	A.M.Best rating as of the most current information available February 14, 2013.

Our credit-related property insurance products do not employ reinsurance to manage catastrophe loss exposure, and their reinsurers for risks other than catastrophes are not deemed significant to our business.

Prior Period Reserve Development

The loss development table included herein shows the development of our claims and CAE reserves. The table does not present individual accident or policy year development data.

The top line shows our original reserves, net of reinsurance recoverable, for each of the indicated years. The table then shows the cumulative net paid claims and CAE as of successive years. The table below also shows the re-estimated amount of previously recorded reserves based on experience as of the end of each succeeding year. The cumulative deficiency or redundancy represents the aggregate change in the estimates over all prior years. Conditions and trends that affected development of liabilities in the past may not occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience.

Loss Development Table

Property and Casualty Claims and Claim Adjustment Expense Liability Development-Net  of Reinsurance

Years Ended December 31,

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Liability for unpaid claims and claim adjustment expenses, net of reinsurance
(includes loss reserves, IBNR, allocated and unalloc expense)	$490,215	$590,365	$678,379	$796,267	$801,953	$809,500	$847,860	$856,658	$887,008	$857,840	$832,653
Cumulative paid claims and claim expenses
One year later	233,074	256,386	274,810	366,007	296,620	318,944	345,346	308,113	331,196	329,102
Two years later	338,459	377,139	405,748	506,463	453,042	477,958	495,277	467,402	501,444
Three years later	399,651	445,702	479,410	590,643	544,100	569,031	593,384	565,819
Four years later	429,408	479,524	518,972	640,003	593,126	625,925	651,781
Five years later	443,161	498,349	541,627	664,588	623,884	655,613
Six years later	452,256	509,521	552,136	682,171	638,513
Seven years later	457,972	513,968	563,113	688,866
Eight years later	460,785	518,251	567,260
Nine years later	463,303	519,781
Ten years later	464,068
Liabilites re-estimated
One year later	488,595	564,287	638,910	770,238	711,880	766,882	798,587	776,808	818,937	810,263
Two years later	488,455	564,485	617,374	737,341	713,339	733,361	770,900	753,152	809,757
Three years later	490,717	553,163	596,242	739,825	680,900	727,675	766,994	751,538
Four years later	482,799	538,459	596,754	714,995	682,460	727,733	770,441
Five years later	476,615	542,429	585,370	717,474	685,471	735,407
Six years later	478,201	534,287	585,914	720,931	694,268
Seven years later	472,502	534,477	589,384	726,479
Eight years later	473,754	535,429	593,294
Nine years later	474,451	537,875
Ten years later	476,612

Deficiency(redundancy), net of reinsurance	(13,603)	(52,490)	(85,085)	(69,788)	(107,685)	(74,093)	(77,419)	(105,120)	(77,251)	(47,577)

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net reserve, as initially estimated	$490,215	$590,365	$678,379	$796,267	$801,953	$809,500	$847,860	$856,658	$887,008	$857,840	$832,653
Reinsurance and other recoverables as initially estimated	59,806	52,908	67,698	65,186	62,115	55,951	89,410	46,778	40,552	53,152	52,184

Gross reserve as initially estimated	550,021	643,273	746,077	861,453	864,068	865,451	937,270	903,436	927,560	910,992	884,837

Net re-estimated reserve	476,612	537,875	593,294	726,479	694,268	735,407	770,441	751,538	809,757	810,263
Re-estimated and other reinsurance recoverables	83,607	86,657	87,813	500,423	100,340	82,239	117,503	50,696	43,873	48,982

Gross re-estimated reserve	560,219	624,532	681,107	1,226,902	794,608	817,646	887,944	802,234	853,630	859,245

Deficiency(redundancy), gross of reinsurance	$10,198	$(18,741)	$(64,970)	$365,449	$(69,460)	$(47,805)	$(49,326)	$(101,202)	$(73,930)	$(51,747)

While we believe that our claims reserves at December 31, 2012 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses in amounts significantly greater or less than the reserves currently provided. The actual final cost of settling both claims outstanding at December 31, 2012 and claims expected to arise from unexpired periods of risk is uncertain. There are many other factors that would cause our losses to increase or decrease, which include but are not limited to: changes in claim severity; changes in the expected level of reported claims; judicial action changing the scope or liability of coverage; changes in the regulatory, social and economic environment; and unexpected changes in loss inflation. The deficiency or redundancy for different reporting dates is cumulative and should not be added together.

We participate in the National Flood Insurance Program as administered by the Federal Emergency Management Agency. For the year ended December 31, 2005, the $365.4 million deficiency gross of reinsurance was primarily the result of our participation in this program. As these losses are 100% reimbursed by the Federal government they do not impact our net reserve calculations or our net loss development patterns. The National Flood Insurance Program had paid losses of $390.0 million for the year ended December 31, 2005 because of the 2005 hurricanes, specifically Hurricane Katrina. Since reserves are not set up for the National Flood Insurance Program, any payments made subsequent to year-end will appear as adverse development on a gross basis. If the flood losses were removed from the gross data, the $365.4 million deficiency would have been a $24.6 million redundancy, gross of reinsurance.

For 2012, the net favorable prior year claims and CAE development was $47.6 million, compared to approximately $68.1 million of net favorable prior year development in 2011, as a result of better than expected paid and incurred loss emergence across several lines of business.

The current year loss ratio is a blend of the current accident year loss ratio and the impact of favorable or adverse development on prior accident years during the current calendar year. Excluding the 4.4 point impact of favorable prior year loss development for accident years 2011 and prior, the 2012 loss ratio would have been 77.7%. Excluding the 6.8 point impact of favorable prior year loss development for accident years 2010 and prior, the 2011 loss ratio would have been 83.1%.

Net favorable reserve development during 2012 and 2011 was primarily driven by personal and commercial auto and commercial liability lines. Net and gross reserve calculations have shown favorable development as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses. For additional information regarding claims and CAE, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
Premiums and other revenues
Net investment income	$64,944	$66,699	$53,317	$(1,755)	$13,382
Realized investments gains, net	68,208	90,866	74,062	(22,658)	16,804
Other Income	5,905	2,980	3,175	2,925	(195)

Total premiums and other revenues	139,057	160,545	130,554	(21,488)	29,991

Benefits, losses and expenses
Other operating expenses	61,535	45,021	38,695	16,514	6,326

Total benefits, losses and expenses	61,535	45,021	38,695	16,514	6,326

Income before other items and federal income taxes	$77,522	$115,524	$91,859	$(38,002)	$23,665

Earnings during 2012 decreased substantially due to the lower realized gains, primarily as a result of other-than-temporary impairments related to bond and equity investments of $22.5 million during 2012. Other operating costs increased during 2012 as a result of an increase in expenses for share-based compensation under the stock and incentive plan as well as an increase in allocated costs to this segment during 2012.

Earnings during 2011 increased compared to 2010 primarily due to the increase in realized gains from investments as a result of improved financial markets. The 2011 increase was also driven by the increase in net investment income as a result of our growing portfolio of bonds and mortgage loans.

The Corporate and Other business segment recorded other-than-temporary impairments of $22.5 million, $9.5 million and $5.7 million in 2012, 2011 and 2010, respectively, which are included in “Realized investments gains, net.”

Discontinued Operations

On December 31, 2010, we sold our wholly-owned broker-dealer subsidiary, Securities Management & Research, Inc. (“SM&R”) and recorded a $1.0 million loss. The results of operations for this subsidiary are presented as income (loss) from discontinued operations in our consolidated statements of operations for all periods presented. SM&R had previously been a component of the Corporate and Other business segment. See Note 21, Discontinued Operations, of the Notes to the Consolidated Financial Statements for additional details.

Investments

We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio. Our investment operations are regulated by various regulatory authorities, primarily the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including the setting of investment policies and defining acceptable risk levels, are subject to review and approval by our Board of Directors, which is assisted by our Finance Committee and Management Risk Committee.

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

We invest in commercial mortgage loans when the yield and credit risk compare favorably with fixed maturity securities. Individual residential mortgage loans have not been part of our investment portfolio, and we do not anticipate investing in them in the future. Therefore, we have no direct exposure to sub-prime or Alt A mortgage loans in the mortgage loan portfolio. We invest in real estate and equity securities based on a risk and reward analysis where we believe there are opportunities for enhanced returns.

Composition of Invested Assets

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$9,009,282	46.8	$9,251,972	49.0
Bonds available-for-sale, at fair value	4,665,576	24.3	4,381,607	23.2
Equity securities, at fair value	1,075,439	5.6	1,006,080	5.3
Mortgage loans on real estate, net of allowance	3,143,011	16.2	2,925,482	15.5
Policy loans	395,333	2.1	393,195	2.1
Investment real estate, net of accumulated depreciation	511,233	2.7	470,222	2.5
Short-term investments	313,086	1.6	345,330	1.8
Other invested assets	125,104	0.7	109,514	0.6

Total investments	$19,238,064	100.0	$18,883,402	100.0

The increase in our total investments at December 31, 2012 as compared to 2011 was primarily a result of purchasing investments with the net proceeds of annuity and life premium and investment income.

Each component of our invested assets and its related revenues are described further in the Notes to the Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2012, our fixed maturity securities had an estimated fair market value of $14.5 billion, which was $1.2 billion, or 8.9%, above amortized cost. At December 31, 2011, our fixed maturity securities had an estimated fair value of $14.2 billion, which was $851.7 million, or 6.4%, above amortized cost.

Fixed maturity securities’ estimated fair value, due in one year or less, increased to $1.7 billion as of December 31, 2012 from $961.2 million as of December 31, 2011, primarily as a result of approaching maturity dates of long-term bonds.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	December 31, 2012			December 31, 2011
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$731,004	796,658	5.5	$1,074,744	$1,153,696	8.1
AA	1,412,669	1,536,119	10.6	1,391,092	1,490,600	10.5
A	5,044,344	5,549,050	38.2	5,058,242	5,448,851	38.3
BBB	5,538,870	6,004,743	41.4	5,204,214	5,499,958	38.6
BB and below	598,862	619,757	4.3	659,290	646,193	4.5

Total	$13,325,749	$14,506,327	100.0	$13,387,582	$14,239,298	100.0

The slight shifts in our credit quality diversification, including below investment grade securities, at December 31, 2012 compared to December 31, 2011, was primarily the result of purchases of AAA through BBB bonds, and maturities of bonds rated AAA through BB and below. We expect the exposure to below investment grade securities to decrease as these bonds approach maturity. We do not own direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal or Spain.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances.

The weighted average coupon yield on the principal funded for mortgage loans was 5.5% and 6.0% at December 31, 2012 and 2011, respectively. It is likely that the weighted average coupon yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—Our equity portfolio is in companies publicly traded on a national U.S. stock exchange; the cost and estimated value of the equity securities are as follows (in thousands):

	December 31, 2012
		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
Common stock	$660,889	$383,634	$(6,739)	$1,037,784	96.5
Preferred stock	27,690	9,995	(30)	37,655	3.5

Total	$688,579	$393,629	$(6,769)	$1,075,439	100.0

	December 31, 2011
		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
Common stock	$679,724	$305,269	$(16,086)	$968,907	96.3
Preferred stock	30,955	7,688	(1,470)	37,173	3.7

Total	$710,679	$312,957	$(17,556)	$1,006,080	100.0

Investment Real Estate—We invest in commercial real estate with positive cash flows or where appreciation in value is expected. Real estate may be owned directly by our insurance companies, non-insurance affiliates or joint ventures. The carrying value of real estate is stated at cost, less accumulated depreciation and valuation allowances, if any. Depreciation is provided over the estimated useful lives of the properties.

Short-Term Investments—Short-term investments are primarily commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of December 31, 2012, we had $395.3 million in policy loans with a loan to surrender value of 59.5%, and at December 31, 2011, we had $393.2 million in policy loans with a loan to surrender value of 59.2%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Realized Gains (Losses)

Net investment income from bonds and mortgage loans decreased $1.4 million during 2012, compared to an increase of $64.5 million during 2011. The slight decrease during 2012 was the result of lower interest bonds making up a larger percentage of our bond portfolio as older bonds mature. The increase during 2011 resulted from the growth of our bond portfolio during the period. Net investment income in other asset classes (equities, real estate, options and other) increased $18.6 million during 2012, compared to a decrease of $7.2 million during 2011, primarily resulting from marking our option portfolio to fair value at December 31, 2012 and 2011.

Interest income on mortgage loans is accrued on the principal amount of the loan based on the contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts and prepayment fees are reported in net investment income. Interest is not accrued on loans generally more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in net investment income in the period received.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at December 31, 2012 and 2011 were $736.0 million and $541.4 million, respectively; a net gain of $194.6 million for the year ended December 31, 2012. Unrealized gains or losses on available-for-sale securities have no impact on earnings rather, they are recognized as other comprehensive income or loss, which directly impact equity. The gross unrealized gains of available-for-sale securities increased $165.1 million to $757.3 million during 2012 primarily resulting from increases in corporate debt securities. The gross unrealized losses of available-for-sale securities decreased to $21.4 million from $50.8 million. The $29.4 million decrease in gross unrealized losses during 2012 primarily resulted from other-than-temporary impairments.

The gross unrealized gains of held-to-maturity securities increased $183.3 million to $839.5 million during 2012 primarily resulting from increases in corporate debt securities. The gross unrealized losses of held-to-maturity securities decreased $42.5 million to $8.0 million during 2012 primarily resulting from other-than-temporary impairments.

The fair value of our investment securities is affected by various factors, including volatility of financial markets, changes in interest rates and fluctuations in credit spread. We have the ability and intent to hold those securities in unrealized loss positions, until a market price recovery or maturity. Further, it is unlikely that we will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time.

Liquidity

Our liquidity requirements have been and are expected to continue to be met by funds from operations, comprised of premiums received from our customers and investment income. The primary use of cash has been and is expected to continue to be payment of policy benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flow from operations.

Continued low-interest rate environments are expected to curtail our appetite to sell the volume of annuity contracts we sold in 2011 and 2010 and to require us to consider higher than historical contributions to our defined benefit plans covering our employees. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs, which would have a significant impact to cash flows from operations. Additionally, we have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. No unusually large capital expenditures are expected in the next 12-24 months.

To ensure we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs; moreover, our portfolio of highly liquid available-for-sale investment securities are available to meet future liquidity needs as necessary.

Our cash and cash equivalents and short-term investment position was $600.8 million compared to $447.4 million at December 31, 2012 and 2011, respectively. The $153.4 million increase relates primarily to the refinancing of a joint venture note payable to a third-party that was previously financed internally.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. See Item 1A, Risk Factors, for additional details.

Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	December 31,
	2012	2011	2010
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,585,826	$3,477,888	$3,388,244
AOCI	242,010	159,403	225,816

Total American National stockholders’ equity	$3,827,836	$3,637,291	$3,614,060

We have notes payable that are not part of our capital resources relating to amounts borrowed by real estate joint ventures that we consolidate into our financial statements. During 2012, one real estate joint venture, which the company consolidates, borrowed $100.0 million from a third party using the real estate owned by the joint venture as collateral. The debt service on the ten year loan is intended to be met by the earnings and cash flow of the joint venture. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $9.7 million and $18.0 million at December 31, 2012 and 2011, respectively.

The changes in our capital resources are summarized below (in thousands):

	December 31,
	2012	2011
Net income	$191,041	$190,765
Increase (decrease) in unrealized gains	96,005	(16,256)
Minimum pension liability adjustment	(13,518)	(49,952)
Dividends to shareholders	(82,660)	(82,609)
Other	(323)	(18,717)

Total	$190,545	$23,231

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. Risk-based capital (“RBC”) is a measure of an insurer’s solvency calculated using formulas and instructions from the National Association of Insurance Commissioners (“NAIC”). State laws specify regulatory actions if an insurer’s ratio of statutory capital and surplus to RBC, falls below certain levels. The RBC formula for life companies establishes capital requirements for asset, interest rate, market, insurance and business risks. The RBC formula for property and casualty companies establishes capital requirements for asset and underwriting risks including reserve risk.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2012, the levels of our and our insurance subsidiaries’ capital and surplus exceeded the minimum RBC requirements.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Life insurance obligations(1)	$3,711,969	$4,021	$102,921	$242,054	$3,362,973
Annuity obligations(1)	13,502,793	1,893,925	4,386,783	2,429,294	4,792,791
Property and casualty insurance obligations(2)	888,919	497,886	314,157	59,432	17,444
Accident and health insurance obligations(3)	111,911	63,578	15,151	8,724	24,458
Purchase obligations
Commitments to purchase and fund investments	65,213	63,855	1,146	106	106
Mortgage loan commitments	236,121	181,709	54,412	—	—
Operating leases	2,130	743	921	393	73
Defined benefit pension plans(4)	141,688	9,924	26,512	19,749	85,503
Notes payable(5)
Short-term	50,884	50,884	—	—	—
Long-term	112,500	—	—	12,500	100,000

Total	$18,824,128	$2,766,525	$4,902,003	$2,772,252	$8,383,348

(1)	Life and annuity obligations include undiscounted estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and annuity contracts. All amounts are gross of any reinsurance recoverable. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in the liability for future policy benefits and policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included in the table since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year and are presented in the less than one-year category. All estimated cash payments are net of estimated future premiums on policies currently in-force net of future policyholder dividends payable. The participating policyholder share obligation included in other policyholder funds and the timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.

(2)	Includes case reserves for reported claims and reserves for IBNR with the timing of future payments based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.
(3)	Reflects estimated future claim payments net of reinsurance for claims incurred prior to January 1, 2013 based on mortality and morbidity assumptions that are consistent with historical claims experience. These are not discounted with interest and will exceed the liabilities recorded in reserves for future claim payments. Due to the significance of the assumptions used the amounts presented could materially differ from actual payments.
(4)	Estimated payments through continuing operations for pension benefit obligations for the non-qualified defined benefit pension plan. A liability has been established for the full amount of benefits accrued, including a provision for the effects on the accrued benefits of assumed future salary increases.
(5)	The estimated payments due by period for notes payable reflect the contractual maturities of principal for amounts borrowed by real estate joint ventures and collateralized by real-estate owned by the respective entity. American National’s liability is limited to its investment in the respective joint venture. See Note 6, Investment Real Estate, of the Notes to the Consolidated Financial Statements for additional details.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to third-party marketing operation bank loans discussed Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans, accordingly management does not foresee any loss related to these arrangements.

Related-Party Transactions

We have various agency, consulting and service arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations. For additional details see Note 20, Related Party Transactions, of the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments and some of our products are subject to market risks associated with changes in interest rates, credit spreads, issuer defaults and equity prices or market indices. Adverse changes due to these market risks may occur due to changes in market liquidity or to changes in market perceptions of credit worthiness or risk tolerance among other factors.

We have a generally conservative management profile and emphasize prudent risk management throughout all our operations. We have expanded enterprise risk management to help identify, prioritize and manage various risks including market risk. Under the leadership of our Corporate Risk Officer and with the support of our Board of Directors, we have instituted a framework based on the principles of enterprise risk management to provide reasonable assurance regarding the achievement of our strategic objectives including:

•	identifying potential risks and events that may affect us;

•	managing risks within our risk profile;

•	escalation of problem risks;

•	monitoring of capital adequacy; and

We expect ongoing enterprise risk management efforts to expand the management tools used to ensure the efficient allocation of capital and will enhance the measurement of possible diversification benefits across business segments and risk classes.

A key component of our risk management program is our ALM Committee. The ALM committee monitors the level of our risk exposure in managing our assets and liabilities to attain the desired risk-return profile for our diverse mix of assets and liabilities and their resultant cash flows. This process includes maintaining adequate reserves, monitoring claims and surrender experience, managing interest rate spreads and protecting against disintermediation risk for life insurance and annuity products.

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

Interest Rate Risk

Interest rate risk is the risk that the value of our interest-sensitive assets or liabilities will change with changes in market interest rates; risk is present if interest rates fall or rise. The fair market value of these fixed maturity securities is inversely related to changes in market interest rates. As interest rates fall, the cash flow from the interest coupon and dividend streams of existing fixed rate investments become more valuable as market values of the fixed maturity securities rise. As interest rates rise the inverse occurs and the market value of fixed maturity securities fall. The carrying value of our investment in fixed maturity securities, which comprise 71.1% of our portfolio, are summarized below (in thousands):

	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Bonds held-to-maturity	$9,009,282	65.9	$9,251,972	67.9
Bonds available-for-sale	4,665,576	34.1	4,381,607	32.1
Net unrealized gains for available-for-sale	349,109	7.5	245,997	5.6

The increase in the unrealized gain on bonds available-for-sale was primarily the result of current interest rates being lower than the rates when the bonds were initially acquired and improvement in the credit markets during those years. Information regarding our unrealized gains or losses is disclosed in Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources section of the MD&A.

Our mortgage loans also have interest rate risk. As of December 31, 2012, these mortgage loans have fixed rates from 4.25% to 12.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.

Rising interest rates can cause increases in policy loans and surrenders, also known as disintermediation risk. This risk manifests itself when, due to rapid changes in interest rates, policyholders move their assets into new products offering higher rates. We may then have to sell assets earlier than anticipated to pay for these withdrawals. Our life insurance and annuity product designs mitigate disintermediation risk through the use of surrender charges and market value adjustment features, which help reduce the financial impact of early surrenders. Investment guidelines, including duration targets and asset allocation tolerances, help to ensure that disintermediation risk is managed within the constraints of established profitability criteria.

Falling interest rates can have an adverse impact on our investment products, such as our fixed deferred annuity business. We aim to manage interest margins, the difference between yields on investments supporting reserves and amounts credited to policyholder account balances. As investment portfolio yields decline, we can reduce crediting rates on products, up to a limit defined by contractual minimum guarantees. Due to these contractual minimums, declines in interest rates can ultimately impact the profitability of this business. As of December 2012, of our $9.8 billion deferred annuities, $119.2 million have guaranteed minimum rates greater than or equal to 3.5% with no guarantees greater than 4.5%.

Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market value of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase/(Decrease) in Market Value Given an Interest rate
	Increase/(Decrease) of X Basis Points
	(100)	(50)	50	100
Year ended December 31, 2012
Investment portfolio	$620,682	$306,906	$(301,394)	$(597,679)
Year ended December 31, 2011
Investment portfolio	$589,677	$292,195	$(288,289)	$(572,697)

All other variables were assumed to remain constant. Therefore, these calculations may not fully reflect any prepayment to the portfolio, changes in corporate spreads or non-parallel changes in interest rates for different maturities or credit quality. Actual results may differ materially from these amounts due to the assumptions and estimates used in calculating the scenarios.

We employ a combination of product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements on these liabilities. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Consistent monitoring of and periodic changes to our product pricing help us to better match the duration of the assets and liabilities.

The profitability of some of our products could be adversely affected by declining or persistently low interest rates. Assuming investment yields remain at 2012 levels, the impact of investing in that lower interest rate environment could reduce investment spreads by $9.0 million in 2013. In projecting this impact, we modeled projected crediting rates, considering interest spread targets and crediting rate floors.

Credit Risk

We are exposed to credit risk, which is the uncertainty that an issuer or borrower will honor its obligation under the terms of a security or loan. Information regarding the credit quality of our fixed maturity securities can be found in the Investments section of the MD&A.

We are also exposed to the risk created by changes in market prices and cash flows associated with fluctuations in the credit spread or the market’s perception of the relative risk and required reward to hold fixed maturity securities of borrowers with different credit characteristics or credit ratings. Credit spread widening will reduce the fair value of our existing investment portfolio and will increase investment income on new purchases. Credit spread tightening would have the opposite effect.

To manage credit risk, we have an Investment Plan approved by our Board of Directors. This plan provides issuer and geographic concentration limits, investment size limits and other applicable parameters such as mortgage loan-to-value guidelines. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review by our Finance Committee and Management Risk Committee.

We are subject to credit risk of default of the reinsurers associated with our reinsurance agreements. While we believe these reinsurance providers are reputable and have the financial strength to meet their obligations, reinsurance does not eliminate our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure. We regularly monitor the financial strength of our reinsurers and the levels of concentration to individual reinsurers to verify they meet established thresholds.

Equity Risk

Equity risk is the risk that we will incur realized and unrealized losses due to the overall equity investment markets or specific investments within our portfolio. At December 31, 2012, we held approximately $1.1 billion of equity investments, which had equity risk. Our exposure to the equity markets is managed by sector and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We mitigate our equity risk by diversification of the investment portfolio.

We also have equity risk associated with the equity-indexed life and annuity products we market. We have entered into derivative transactions, primarily over-the-counter equity call options, to hedge our exposure to equity-index changes.

Changes in Accounting Principles

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements not yet adopted.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Insurance Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted FASB Accounting Standards Update 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, effective January 1, 2012, and applied the retrospective method of adoption to all prior periods presented in the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited American National Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American National Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of American National Insurance Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

March 8, 2013

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except for share and per share data)

	December 31,
	2012	2011
		(As Adjusted)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $9,840,751 and $9,857,691)	$9,009,282	$9,251,972
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,316,467 and $4,135,610)	4,665,576	4,381,607
Equity securities, at fair value (Cost $688,579 and $710,679)	1,075,439	1,006,080
Mortgage loans on real estate, net of allowance	3,143,011	2,925,482
Policy loans	395,333	393,195
Investment real estate, net of accumulated depreciation of $223,462 and $202,180	511,233	470,222
Short-term investments	313,086	345,330
Other invested assets	125,104	109,514

Total investments	19,238,064	18,883,402

Cash and cash equivalents	303,008	102,114
Investments in unconsolidated affiliates	248,425	241,625
Accrued investment income	207,314	213,984
Reinsurance recoverables	418,743	405,033
Prepaid reinsurance premiums	56,826	68,785
Premiums due and other receivables	283,446	280,031
Deferred policy acquisition costs	1,247,675	1,320,693
Property and equipment, net	92,695	77,909
Current tax receivable	14,578	17,150
Other assets	154,911	131,403
Separate account assets	841,389	747,867

Total assets	$23,107,074	$22,489,996

LIABILITIES
Future policy benefits
Life	$2,650,822	$2,599,224
Annuity	811,192	748,675
Accident and health	69,962	74,829
Policyholders’ account balances	11,555,201	11,506,504
Policy and contract claims	1,340,366	1,340,651
Unearned premium reserve	757,532	797,398
Other policyholder funds	288,391	288,910
Liability for retirement benefits	265,317	257,602
Current portion of long-term notes payable	50,884	46,387
Long-term notes payable	112,500	12,507
Deferred tax liabilities, net	92,150	21,851
Other liabilities	432,041	397,353
Separate account liabilities	841,389	747,867

Total liabilities	19,267,747	18,839,758

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value,—Authorized 50,000,000
Issued 30,832,449 and 30,832,449,
Outstanding 26,836,664 and 26,821,284 shares	30,832	30,832
Accumulated other comprehensive income	242,010	159,403
Retained earnings	3,653,280	3,545,546
Treasury stock, at cost	(98,286)	(98,490)

Total American National Insurance Company stockholders’ equity	3,827,836	3,637,291
Noncontrolling interest	11,491	12,947

Total stockholders’ equity	3,839,327	3,650,238

Total liabilities and stockholders’ equity	$23,107,074	$22,489,996

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Years ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
PREMIUMS AND OTHER REVENUE
Premiums
Life	$281,621	$277,724	$282,160
Annuity	116,393	94,753	174,193
Accident and health	223,773	231,793	263,294
Property and casualty	1,082,386	1,144,342	1,158,261
Other policy revenues	198,401	189,494	185,805
Net investment income	985,398	968,165	911,915
Realized investments gains (losses)	90,725	100,369	79,728
Other-than-temporary impairments	(22,517)	(9,503)	(5,666)
Other income	30,880	25,890	23,491

Total premiums and other revenues	2,987,060	3,023,027	3,073,181

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	340,003	344,328	294,177
Annuity	156,619	135,735	205,948
Claims incurred
Accident and health	155,825	159,289	184,554
Property and casualty	793,281	873,208	923,736
Interest credited to policyholders’ account balances	416,015	405,083	393,119
Commissions for acquiring and servicing policies	364,911	430,310	446,463
Other operating expenses	455,746	461,906	462,212
Change in deferred policy acquisition costs	32,915	(38,262)	(40,119)

Total benefits, losses and expenses	2,715,315	2,771,597	2,870,090

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	271,745	251,430	203,091

Less: Provision (benefit) for federal income taxes
Current	52,135	46,712	58,946
Deferred	23,447	13,266	(3,574)

Total provision (benefit) for federal income taxes	75,582	59,978	55,372
Equity in earnings (losses) of unconsolidated affiliates, net of tax	(3,905)	351	(3,169)

Income (loss) from continuing operations	192,258	191,803	144,550
Income (loss) from discontinued operations, net of tax (see Note 21)	—	—	(1,275)

Net income (loss)	192,258	191,803	143,275

Less: Net income (loss) attributable to noncontrolling interest, net of tax	1,217	1,038	(1,055)

Net income (loss) attributable to American National Insurance Company	$191,041	$190,765	$144,330

Amounts available to American National Insurance Company common stockholders
Earnings per share
Basic	$7.15	$7.18	$5.43
Diluted	7.11	7.14	5.41
Weighted average common shares outstanding	26,714,865	26,559,886	26,559,035
Weighted average common shares outstanding and dilutive potential common shares	26,863,856	26,713,218	26,687,158

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Net income (loss)	$192,258	$191,803	$143,275

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	96,005	(16,256)	109,182
Foreign currency transaction and translation adjustments	120	(205)	276
Defined benefit plan adjustment	(13,518)	(49,952)	(1,719)

Other comprehensive income (loss)	82,607	(66,413)	107,739

Total comprehensive income (loss)	274,865	125,390	251,014
Less: Comprehensive income attributable to noncontrolling interest	1,217	1,038	(1,055)

Total comprehensive income (loss) attributable to American National Insurance Company	$273,648	$124,352	$252,069

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for per share data)

	Years ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Common Stock
Balance at beginning and end of the period	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	—	15,190	11,986
Issuance of treasury shares as restricted stock	(204)	(4)	(11)
Income tax effect from restricted stock arrangement	(747)	(14)	—
Modification of restricted stock	(7,327)	—	—
Amortization of restricted stock	10,170	4,561	3,215
Purchase of ownership interest from noncontrolling interest	(1,892)	(19,733)	—

Balance at end of period	—	—	15,190

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	159,403	225,816	117,649
Other comprehensive income (loss)	82,607	(66,413)	107,739
Cumulative effect of accounting change—deferred policy acquisition costs	—	—	428

Balance at end of the period	242,010	159,403	225,816

Retained Earnings
Balance as of January 1,	3,545,546	3,440,716	3,398,492
Net income (loss) attributable to American National
Insurance Company and Subsidiaries	191,041	190,765	144,330
Cash dividends to common stockholders ($3.08 per share)	(82,660)	(82,609)	(82,607)
Cumulative effect of accounting change—deferred policy acquisition costs	—	—	(19,499)
Purchase of ownership interest from noncontrolling interest	—	(3,326)	—
Modification of restricted stock	(647)	—	—

Balance at end of the period	3,653,280	3,545,546	3,440,716

Treasury Stock
Balance as of January 1,	(98,490)	(98,494)	(98,505)
Issuance of treasury shares as restricted stock	204	4	11

Balance at end of the period	(98,286)	(98,490)	(98,494)

Noncontrolling Interest
Balance as of January 1,	12,947	4,042	12,202
Contributions	16	88	466
Distributions	(2,988)	(3,280)	(278)
Gain (loss) attributable to noncontrolling interest	1,217	1,038	(1,055)
Effect of ASU 2009-17 implementation	—	—	(7,293)
Purchase of ownership interest from noncontrolling interest	299	11,059	—

Balance at end of the period	11,491	12,947	4,042

Total Stockholders’ Equity	$3,839,327	$3,650,238	$3,618,102

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
OPERATING ACTIVITIES
Net income (loss)	$192,258	$191,803	$143,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(90,725)	(100,369)	(79,575)
Other-than-temporary impairments	22,517	9,503	5,666
Accretion (amortization) of discounts, premiums and loan origination fees	(1,528)	5,010	13,375
Net capitalized interest on policy loans and mortgage loans	(27,058)	(30,517)	(30,310)
Depreciation	36,573	40,407	40,017
Interest credited to policyholders’ account balances	416,015	405,083	393,119
Charges to policyholders’ account balances	(198,401)	(189,494)	(185,805)
Deferred federal income tax (benefit) expense	23,447	13,266	(3,574)
Deferral of policy acquisition costs	(375,975)	(447,551)	(449,326)
Amortization of deferred policy acquisition costs	408,890	409,289	409,207
Equity in (earnings) losses of unconsolidated affiliates	3,905	(351)	3,169
Distributions from equity method investments	15,259	24,399	8,141
Changes in:
Policyholder liabilities	62,272	134,966	101,171
Reinsurance recoverables	(13,710)	(49,845)	16,466
Premiums due and other receivables	(5,008)	7,153	(4,319)
Accrued investment income	6,670	(12,698)	(9,549)
Current tax receivable/payable	2,572	(8,571)	21,710
Liability for retirement benefits	(13,082)	(6,700)	3,899
Prepaid reinsurance premiums	11,959	6,757	12,347
Other, net	(109)	37,968	(11,176)

Net cash provided by (used in) operating activities	476,741	439,508	397,928

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds—held-to-maturity	1,361,673	811,674	559,064
Bonds—available for sale	555,159	375,339	775,257
Equity securities	92,230	182,220	168,479
Investment real estate	—	91,679	30,412
Mortgage loans	401,439	416,224	151,828
Policy loans	57,779	53,999	49,599
Other invested assets	43,874	39,539	22,550
Disposals of property and equipment	1,530	1,422	1,602
Distributions from unconsolidated affiliates	51,507	4,947	2,779
Payment for the purchase/origination of:
Bonds—held-to-maturity	(1,151,656)	(1,547,318)	(519,194)
Bonds—available for sale	(684,842)	(591,824)	(1,641,803)
Equity securities	(47,033)	(114,166)	(146,488)
Investment real estate	(30,450)	(23,838)	(26,842)
Mortgage loans	(655,341)	(665,183)	(536,830)
Policy loans	(38,067)	(43,671)	(41,749)
Other invested assets	(45,181)	(40,216)	(44,867)
Additions to property and equipment	(30,838)	(17,588)	(9,359)
Contributions to unconsolidated affiliates	(48,961)	(78,251)	(36,083)
Change in short-term investments	32,244	140,876	150,617
Other, net	10,156	22,393	12,883

Net cash provided by (used in) investing activities	(124,778)	(981,743)	(1,078,145)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,127,962	2,020,422	1,722,505
Policyholders’ account withdrawals	(1,297,889)	(1,375,283)	(1,022,520)
Change in notes payable	104,490	(1,246)	2,429
Dividends to stockholders	(82,660)	(82,609)	(82,607)
Proceeds from (payments to) noncontrolling interest	(2,972)	(18,384)	376

Net cash provided by (used in) financing activities	(151,069)	542,900	620,183

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	200,894	665	(60,034)
Beginning of the year	102,114	101,449	161,483

End of year	$303,008	$102,114	$101,449

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

American National Insurance Company and its consolidated subsidiaries (collectively “American National”) offers a broad spectrum of insurance products, including individual and group life insurance, health insurance, annuities, and property and casualty insurance. Through non-insurance subsidiaries, American National invests in stocks and real estate. Business is conducted in all 50 states, the District of Columbia, Puerto Rico, Guam and American Samoa.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and are reported in U.S. currency. American National consolidates all entities that are wholly-owned and those in which American National owns less than 100% but controls, as well as any variable interest entities in which American National is the primary beneficiary. All material intercompany transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to current year presentation.

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Investments

Investment securities – Bonds classified as held-to-maturity are carried at amortized cost. Bonds classified as available-for-sale are carried at fair value. Equity securities are classified as available-for-sale and carried at fair value. After-tax net unrealized gains or losses on available-for-sale securities are reflected in stockholders’ equity as a component of “Accumulated Other Comprehensive Income (loss)” (“AOCI”).

Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses, and allowances. Accretion of discounts is recorded using the effective yield method. Interest income, prepayment fees and accretion of discounts and origination fees are reported in “Net investment income” in the consolidated statements of operations. Interest income earned on impaired and non-impaired loans is accrued on the principal amount of the loan based on contractual interest rate. However, interest ceases to accrue for loans on which interest is more than 90 days past due, when the collection of interest is not probable or when a loan is in foreclosure. Income on past due loans is reported on a cash basis. When a loan becomes current, it is placed back into accrual status. Cash receipts on impaired loans are recorded as a reduction of principal, interest income, expense reimbursement or other manner in accordance with the loan agreement. Gains and losses from the sale of loans and changes in allowances are reported in “Realized investment gains (losses)” in the consolidated statements of operations.

Each mortgage loan is evaluated quarterly and placed in a watchlist if events occur or circumstances exist that could indicate that American National will be unable to collect all amounts due according to the contractual terms. Additionally, loans with estimated collateral value less than the loan balance and loans with characteristics indicative of higher than normal credit risks are reviewed quarterly. All loans in the watchlist are analyzed individually for impairment. If a loan is concluded to be fully collectible, no loss allowance is recorded. Loans are considered impaired when, based upon current information and events, it is probable that all amounts due under the contractual terms of the loan are considered uncollectible. A specific allowance for loan losses is established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, or (ii) the estimated fair value of the underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent. American National also establishes allowances on groups of loans with similar characteristics, such as property types, if based on experience, it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. The allowance is reviewed quarterly to determine if additional allowance is required, or a recovery of the asset is assured and the allowance can be reduced.

Management believes the recorded allowance is adequate and is the best estimate of probable loan losses, including losses incurred at the reporting date but not identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance is based on historical loan loss experience, known and inherent risks in the portfolio, adverse situations affecting the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Loans are charged off as uncollectible only when the loan is forgiven by a legal agreement. Prior to charging off a loan, an allowance is recorded based on the estimated recoverable amount. Upon forgiveness, both the allowance and the loan balance are reduced which results in no further gain or loss.

Policy loans are carried at cost, which approximates fair value.

Investment real estate including related improvements, are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 15 to 50 years). Rental income is recognized on a straight-line basis over the term of the respective lease. American National classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs, and is not depreciated while it is classified as held-for-sale. American National periodically reviews its investment real estate for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in “Realized investment gains (losses)” in the consolidated statements of operations. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks as well as other appraisal methods. Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests—American National uses the equity method of accounting for its investments in real estate joint ventures and other limited partnership interests in which it has more than a minor interest or influence over the investee’s operations, but it does not have a controlling interest and is not the primary beneficiary. These investments are reported as “Investments in unconsolidated affiliates” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a three-month lag methodology for all instances where the timely financial information is not available and the contractual right does not exist to receive such financial information. In addition to the investees regular impairment analysis of its underlying investments, American National routinely evaluates its investments in those investees for impairments. American National considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, American National recognizes its share on impairment losses within “Equity in earnings (losses) of unconsolidated affiliates” to record the investment at its estimated fair value. When an impairment resulted from American National’s separate account analysis, an adjustment is made through “Realized investment gains (losses)” to record the investment at its fair value.

Short-term investments comprised of commercial paper, are carried at amortized cost, which approximates fair value.

Other invested assets comprised primarily of tax credit partnerships, CAPCO investments and mineral rights are carried at cost, less allowance for depletion, where applicable. Other invested assets also include equity-indexed options which are carried at fair value. Impairments for other invested assets are considered on an individual basis.

Impairments—American National evaluates all fixed maturity securities with unrealized losses on a quarterly basis to determine if the creditworthiness of any of those securities have deteriorated to a point where its carrying value at maturity will not be realized. For those fixed maturity securities where management believes that the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded. At December 31, 2012, the unrealized losses on fixed maturity securities that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to these securities at December 31, 2012.

For all fixed maturity securities in unrealized loss positions which American National does not intend to sell and for which it is not more-likely-than-not that it will be required to sell before its anticipated recovery, American National assesses whether the amortized cost basis of securities will be recovered by comparing the net present value of the expected cash flows from those securities with its amortized cost basis. Management estimates the expected cash flows using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. The net present value of the expected cash flows from fixed maturity securities is calculated by discounting management’s best estimate of expected cash flows from those securities at the effective interest rate implicit in the fixed maturity security when acquired. If the net present value of the expected cash flows is less than the amortized cost basis of the fixed maturity securities, an OTTI has occurred in the form of a credit loss. The credit loss is recognized in earnings in the amount of excess amortized cost over the net present value of the expected cash flows from the fixed maturity securities. If the fair value of the fixed maturity securities is less than the net present value of its expected cash flows at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) for the difference between the fair value and the net present value of the expected cash flows.

After the recognition of an OTTI, fixed maturity securities are accounted for as if it had been purchased on the OTTI measurement date, with a cost basis equal to its previous amortized cost basis less the related OTTI losses recognized in earnings. The new cost basis of an other-than-temporarily impaired security is not adjusted for subsequent increases in estimated fair value. Should there be a significant increase in the estimate of cash flows expected to be collected from previously impaired fixed maturity securities, the increase would be accounted for prospectively by accreting it as interest income over its remaining life.

American National evaluates all equity securities in unrealized loss positions on a quarterly basis and recognizes an OTTI loss on those where a market price recovery is not expected in a reasonable period of time. All equity securities with unrealized losses, are also evaluated for credit quality. OTTI are recognized if management believes the carrying value of those securities will not be realized regardless of the length of time that they have had an unrealized loss.

Derivative instruments are purchased as hedges of a recognized asset or liability, which are recorded on the consolidated statements of financial position at fair value. The change in fair value of derivative assets and liabilities is reported in the consolidated statements of operations as “Net investment income” and “Interest credited to policyholder account balances,” respectively. Derivative instruments held at December 31, 2012 and 2011 had an immaterial impact on the consolidated financial statements. American National does not apply hedge accounting treatment to its derivative instruments.

Cash and cash equivalents

Cash on-hand and in banks plus amounts invested in money market funds are reported as “Cash and cash equivalents” in the consolidated statements of financial position.

Property and equipment

These assets consist of buildings occupied by American National, data processing equipment, and furniture and equipment, which are carried at cost, less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets (3 to 50 years).

Insurance specific assets and liabilities

Deferred policy acquisition costs (“DAC”) represent the capitalized costs that are related directly to the successful acquisition of new or renewal insurance contracts. Significant costs are incurred in connection with acquiring insurance and annuity contracts, including commissions and certain underwriting and policy issuance and processing expenses.

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

DAC on universal life, limited-pay and investment-type contracts is amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect on DAC that would result from realization of unrealized gains (losses) is recognized with an offset to “Accumulated other comprehensive income (loss)” in the consolidated statements of financial position as of the reporting date. It is possible a change in interest rates could have a significant impact on DAC calculated for these contracts.

DAC associated with property and casualty business is amortized over the coverage period of the related policies, in relation to premium revenue recognized.

For short-duration and long-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in assessing the recoverability of DAC for short-duration contracts.

Liabilities for future policy benefits for traditional products have been provided on a net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time that the policies were issued. Estimates used are based on historical experience, as adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from existing assumptions the estimates are revised for current and future issues.

Future policy benefits for universal life, limited-pay and investment-type contracts reflect the current account value before applicable surrender charges.

Reserves for claims and claim adjustment expenses—American National establishes reserves for claims and claim adjustment expense (“CAE”) to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and reserves for incurred but not reported (“IBNR”) claims. Case reserves include the liability for reported but unpaid claims. IBNR reserves include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future as well as incurred but not reported claims. These reserves also include an estimate of the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

Reinsurance—Reinsurance ceded recoverable includes amounts owed to American National in respect of paid and unpaid ceded claims and CAE and is presented net of a reserve for non-recoverability. Recoveries on our gross ultimate losses are generally determined by a review of individual large claims as well as by estimating the ceded portion of IBNR using assumed distribution of loss by percentage retained. The most significant assumption used is the average size of the individual losses for those claims that have occurred but have not yet been recorded. The reinsurance ceded recoverable is based on what American National believes are reasonable estimates. However, the ultimate amount of the reinsurance ceded recoverable is unknown until all losses are settled. Refer to Note 13 further information.

Premiums, benefits, claims incurred and expenses

Traditional ordinary life and health—Life and accident and health premiums are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the term of the insurance contracts.

Annuities—Premiums received on limited-pay and supplemental annuity contracts involving a significant life contingency are recognized as revenue when due. Deferred annuity premiums are not recognized as revenue but instead are recorded as deposits. Instead, revenues from deferred annuity contracts represent amounts assessed against contract holders. Such assessments are principally surrender charges and, in the case of variable annuities, administrative fees. Policyholder account balances for deferred annuities represent the deposits received plus accumulated interest less withdrawals and applicable accumulated administrative fees.

Universal life and single premium whole life revenues represent amounts assessed against policyholders. Included in such assessments are mortality charges, surrender charges actually paid and earned policy service fees. Policyholder account balances consist of the premiums received and credited interest, less accumulated policyholder assessments. Amounts included in expenses represent benefits in excess of account balances returned to policyholders.

Property and casualty premiums are recognized as revenue proportionately over the contract period, net of reinsurance ceded. Claims incurred consist of actual claims and CAE paid and the change in reserves, net of reinsurance received and recoverable.

Participating insurance policies

Participating business comprised approximately 9.2% of the life insurance in-force at December 31, 2012 and 12.5% of life premiums in 2012. Of the total participating business, 78.2% was written by Farm Family Life Insurance Company (“Farm Family Life”). For the participating business excluding Farm Family Life, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.

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

Federal income taxes

American National Insurance Company and its eligible subsidiaries file a consolidated life and non-life federal income tax return. Certain subsidiaries that are consolidated for financial reporting are not eligible to be included in the consolidated federal income tax return, accordingly they file separate returns.

Deferred federal income tax assets and liabilities have been recognized to reflect the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.

American National recognizes tax benefits on uncertain tax positions if it is “more-likely-than-not” the position based on its technical merits will be sustained by taxing authorities. American National recognizes the largest benefit that is greater than 50% likely of being ultimately realized upon settlement. Tax benefits not meeting the “more-likely-than-not” threshold, if applicable, are included with “Other liabilities” in the consolidated statements of financial position.

Interest and penalties assessed, if applicable, are classified as “Other operating expenses” in the consolidated statements of operations.

Pension and postretirement benefit plans

The pension and postretirement benefit obligations and costs are calculated using actuarial concepts in accordance with GAAP. The discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement and these key assumptions are evaluated annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.

American National uses a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. To determine the expected long-term rate of return on plan assets, a building-block method is used. The expected rate of return on each asset is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate). Using this approach, the calculated return will fluctuate from year to year; however, it is American National’s policy to hold this long-term assumption relatively constant. For further information, refer to Note 18.

Stock-based compensation

Stock Appreciation Rights—The measurement of the stock appreciation rights (“SARs”) liability and compensation cost is based on the fair value of the grants and is remeasured each reporting period through the settlement date. The fair value of the SAR’s is calculated using the Black-Scholes-Merton option-pricing model. The key assumptions used in the model include: the stock price on the date of grant, the stock price on the date of remeasurement, expected life of the SARs and the risk-free rate of return. The compensation liability related to the SAR award is included in “Other liabilities” in the consolidated statements of financial position.

Restricted Stock—The measurement of the equity and compensation cost of restricted stock (“RS”) is based on the fair value of the grant using the value of the underlying stock at grant date. The compensation cost accrued is included in “Additional paid-in capital” in the consolidated statements of financial position.

Restricted Stock Units—Effective December 31, 2012, American National’s Board Compensation Committee modified the settlement provision within the outstanding restricted stock units (“RSU”) providing the recipients of the awards option to settle vested RSUs in either cash or American National common stock. This modification in the settlement provision changed the RSU classification from an equity to a liability award. After the modification, the liability will be remeasured each reporting period through the vesting date and will be adjusted for the changes in fair value. The compensation liability related to the RSUs is included in “Other Liabilities” in the consolidated statement of financial position.

Separate account assets and liabilities

Separate account assets and liabilities are funds intended to meet the investment objectives of contract holders who bear the investment risk. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated financial statements.

Litigation contingencies

American National reviews existing litigation matters and potential litigation items with counsel quarterly to determine if any adjustments to liabilities for possible losses are necessary. Reserves for losses are established whenever they are probable and estimable based on the best estimate of the probable loss. If no one estimate within the range of possible losses is more probable than any other, a reserve is recorded based on the lowest amount of the range.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards—During 2010 and 2011 the FASB issued the following accounting guidance relevant to American National. Each became effective to American National on January 1, 2012, and unless stated otherwise did not have a material effect on the consolidated financial statements.

In October 2010, the FASB issued amended accounting guidance for costs associated with acquiring or renewing insurance contracts. The amendment limits the deferrable cost to those incremental direct costs associated with the successful acquisition or renewal of insurance contracts. It also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising are met. American National applied the retrospective method of adoption to all prior periods presented in the consolidated financial statements. Accordingly, upon adoption, the DAC asset was reduced by $34,260,000 as a result of acquisition costs previously deferred that are no longer eligible for deferral under the new guidance. The after-tax cumulative effect adjustment to the opening balance of stockholders’ equity at January 1, 2012 was approximately $19,745,000.

In May 2011, the FASB issued amended guidance on fair value measurement and disclosures. The amendment clarifies the application of existing fair value measurement and disclosure requirements. Other amendments change a particular element for measuring or disclosing information about fair value measurements. In addition, the amendment expands the qualitative and quantitative disclosures on Level 3 measurements.

In June 2011, the FASB issued amended guidance on presentation of other comprehensive income (“OCI”). The amendment requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The amendment also requires reporting entities to present reclassification adjustments from OCI to net income on the face of the financial statements. However, in December 2011, the FASB deferred the application of the reclassification adjustment provisions of the amended OCI presentation guidance.

In September 2011, the FASB issued amended guidance for testing goodwill impairment. The amendment allows an assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis to determining whether the two-step goodwill impairment test is necessary.

Future Adoption of New Accounting Standards— During 2011 and 2012 the FASB issued the following significant accounting guidance relevant to American National including technical amendments and corrections to make the codification easier to understand and fair value measurement guidance easier to apply. Each became effective for American National on January 1, 2013 unless stated otherwise, and did not have, or is not expected to have, a material effect on the consolidated financial statements.

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify fees mandated by the Patient Protection and Affordable Care Act in their income statements. The new guidance is effective for calendar years beginning after December 31, 2013. The guidance specifies that the liability for the fee should be recorded in full once the entity provides qualifying health insurance in the applicable calendar year. The corresponding deferred cost is then amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

In December 2011, the FASB issued amended guidance for derecognition of an in substance real estate subsidiary. The amendment clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default on the subsidiary’s nonrecourse debt secured by the real estate, the reporting entity should apply the guidance for real estate sales when evaluating the subsidiary for deconsolidation.

In December 2011, the FASB issued a guidance that amends the disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose both gross and net information about offsetting and related arrangements. Subsequently, in January 2013, the FASB issued amendments to clarify the scope of this guidance covering only those derivatives accounted for in accordance with the derivatives and hedging guidance of the Codification that are either offsets in accordance with the right of setoff conditions, the balance sheet netting criteria or subject to an enforceable master netting arrangement or similar agreement.

In February 2013, the FASB issued amended guidance on presentation of accumulated other comprehensive income (“AOCI”). The amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and estimated fair value of investments are shown below (in thousands):

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,593	$69	$—	$3,662
U.S. states and political subdivisions	393,541	40,161	(7)	433,695
Foreign governments	29,071	4,367	—	33,438
Corporate debt securities	7,993,167	748,773	(6,782)	8,735,158
Residential mortgage-backed securities	549,384	42,313	(1,195)	590,502
Collateralized debt securities	2,500	321	—	2,821
Other debt securities	38,026	3,449	—	41,475

Total bonds held-to-maturity	9,009,282	839,453	(7,984)	9,840,751

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	19,649	1,156	—	20,805
U.S. states and political subdivisions	570,751	44,792	(105)	615,438
Foreign governments	5,000	2,344	—	7,344
Corporate debt securities	3,582,913	303,908	(14,188)	3,872,633
Residential mortgage-backed securities	89,486	5,165	(266)	94,385
Commercial mortgage-backed securities	20,933	3,509	—	24,442
Collateralized debt securities	17,676	1,448	(33)	19,091
Other debt securities	10,059	1,379	—	11,438

Total bonds available-for-sale	4,316,467	363,701	(14,592)	4,665,576

Equity securities
Common stock	660,889	383,634	(6,739)	1,037,784
Preferred stock	27,690	9,995	(30)	37,655

Total equity securities	688,579	393,629	(6,769)	1,075,439

Total investments in securities	$14,014,328	$1,596,783	$(29,345)	$15,581,766

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$13,704	$193	$—	$13,897
U.S. states and political subdivisions	405,526	32,272	(6)	437,792
Foreign governments	29,044	4,978	—	34,022
Corporate debt securities	8,011,901	564,159	(25,316)	8,550,744
Residential mortgage-backed securities	714,659	50,774	(3,986)	761,447
Commercial mortgage-backed securities	31,341	—	(20,158)	11,183
Collateralized debt securities	7,134	—	(1,018)	6,116
Other debt securities	38,663	3,827	—	42,490

Total bonds held-to-maturity	9,251,972	656,203	(50,484)	9,857,691

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	11,930	1,156	—	13,086
U.S. states and political subdivisions	579,008	39,930	(90)	618,848
Foreign governments	5,000	2,435	—	7,435
Corporate debt securities	3,316,083	221,079	(32,016)	3,505,146
Residential mortgage-backed securities	191,832	11,898	(1,009)	202,721
Collateralized debt securities	17,636	1,611	(170)	19,077
Other debt securities	14,121	1,173	—	15,294

Total bonds available-for-sale	4,135,610	279,282	(33,285)	4,381,607

Equity securities
Common stock	679,724	305,269	(16,086)	968,907
Preferred stock	30,955	7,688	(1,470)	37,173

Total equity securities	710,679	312,957	(17,556)	1,006,080

Total investments in securities	$14,098,261	$1,248,442	$(101,325)	$15,245,378

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

	December 31, 2012
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,235,099	$1,260,428	$447,229	$456,464
Due after one year through five years	2,531,423	2,787,916	1,591,615	1,723,514
Due after five years through ten years	4,507,884	5,001,830	1,849,731	2,025,329
Due after ten years	729,025	785,577	422,892	455,523
Without single maturity date	5,851	5,000	5,000	4,746

Total	$9,009,282	$9,840,751	$4,316,467	$4,665,576

All gains and losses for securities sold throughout the year were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Proceeds from sales of available-for-sale securities	$221,686	$228,712	$435,293
Gross realized gains	52,998	70,339	51,248
Gross realized losses	(2,009)	(1,600)	(3,590)

During 2012 bonds with a carrying value of $62,500,000 were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An OTTI loss of $11,358,000 was recorded at the time of transfer.

In accordance with various regulations, American National Insurance Company and its wholly-owned insurance subsidiaries had bonds with a carrying value of $50,027,000 at December 31, 2012, on deposit with regulatory authorities.

In addition, American National has pledged bonds in connection with various agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $73,176,000 at December 31, 2012.

Net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Bonds available-for-sale	$103,112	$47,701	$120,790
Equity securities	91,459	(66,689)	110,772

Net unrealized gains (losses) on securities during the year	194,571	(18,988)	231,562
Adjustments for:
Deferred policy acquisition costs	(40,103)	(4,075)	(52,378)
Participating policyholders’ interest	(6,772)	(1,772)	(11,315)
Deferred federal income tax benefit (expense)	(51,691)	8,579	(58,687)

Net unrealized gains (losses) on securities, net of tax	$96,005	$(16,256)	$109,182

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	December 31, 2012
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(6)	$914	$(1)	$80	$(7)	$994
Corporate debt securities	(4,394)	319,434	(2,388)	39,632	(6,782)	359,066
Residential mortgage-backed securities	(147)	13,824	(1,048)	24,666	(1,195)	38,490

Total bonds held-to-maturity	(4,547)	334,172	(3,437)	64,378	(7,984)	398,550

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	—	3,376	—	—	—	3,376
U.S. states and political subdivisions	(105)	6,523	—	—	(105)	6,523
Corporate debt securities	(2,077)	242,261	(12,111)	70,187	(14,188)	312,448
Residential mortgage-backed securities	(34)	1,527	(232)	8,029	(266)	9,556
Commercial mortgage- backed securities	—	—	—	—	—	—
Collateralized debt securities	(8)	527	(25)	911	(33)	1,438

Total bonds available-for-sale	(2,224)	254,214	(12,368)	79,127	(14,592)	333,341

Equity securities
Common stock	(6,739)	64,003	—	—	(6,739)	64,003
Preferred stock	(30)	30	—	—	(30)	30

Total equity securities	(6,769)	64,033	—	—	(6,769)	64,033

Total investments in securities	$(13,540)	$652,419	$(15,805)	$143,505	$(29,345)	$795,924

	December 31, 2011
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$—	$—	$(6)	$264	$(6)	$264
Corporate debt securities	(20,204)	680,202	(5,112)	39,280	(25,316)	719,482
Residential mortgage-backed securities	(227)	19,398	(3,759)	32,653	(3,986)	52,051
Commercial mortgage-backed securities	—	—	(20,158)	11,183	(20,158)	11,183
Collateralized debt securities	(8)	1,605	(1,010)	4,511	(1,018)	6,116

Total bonds held-to-maturity	(20,439)	701,205	(30,045)	87,891	(50,484)	789,096

Fixed maturity securities, bonds available-for-sale
U.S. states and political subdivisions	(10)	762	(80)	1,971	(90)	2,733
Corporate debt securities	(12,142)	396,761	(19,874)	85,623	(32,016)	482,384
Residential mortgage-backed securities	(202)	25,943	(807)	9,047	(1,009)	34,990
Collateralized debt securities	(6)	704	(164)	2,770	(170)	3,474

Total bonds available-for-sale	(12,360)	424,170	(20,925)	99,411	(33,285)	523,581

Equity securities
Common stock	(16,086)	98,731	—	—	(16,086)	98,731
Preferred stock	(1,470)	6,481	—	—	(1,470)	6,481

Total equity securities	(17,556)	105,212	—	—	(17,556)	105,212

Total investments in securities	$(50,355)	$1,230,587	$(50,970)	$187,302	$(101,325)	$1,417,889

As of December 31, 2012, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible the investee’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	December 31, 2012	December 31, 2011
AAA	5.5%	8.1%
AA	10.6	10.5
A	38.2	38.3
BBB	41.4	38.6
BB and below	4.3	4.5

Total	100.0%	100.0%

American National’s equity securities by market sector distribution are shown below:

	December 31, 2012	December 31, 2011
Consumer goods	20.3%	21.5%
Financials	18.9	17.2
Information technology	16.9	16.9
Energy and utilities	15.8	17.3
Healthcare	12.7	11.7
Industrials	9.1	9.0
Other	6.3	6.4

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and property location of the underlying mortgage collateral. Mortgage loans by property-type and geographic distribution are as follows:

	December 31, 2012	December 31, 2011
Office	34.9%	30.2%
Industrial	24.0	24.6
Retail	17.7	19.1
Hotel and motel	13.9	13.4
Other	9.5	12.7

Total	100.0%	100.0%

	December 31, 2012	December 31, 2011
West South Central	23.2%	23.1%
South Atlantic	23.0	22.9
East North Central	18.2	18.8
Pacific	13.3	11.4
East South Central	7.1	5.7
Mountain	7.0	6.7
Other	8.2	11.4

Total	100.0%	100.0%

During 2012, American National sold one office loan with a recorded investment of $19,665,000 and a realized gain of $2,607,000. During 2011, American National sold one industrial loan with a recorded investment of $27,532,000 and a realized gain of $4,968,000. During 2012, American National foreclosed on four loans with a recorded investment of $34,562,000. There were no foreclosures during 2011.

Non-cash transactions during 2012 were a $15,865,000 transfer from mortgage loans to investment in unconsolidated affiliates. During 2011, American National exchanged $25,500,000 in mortgage loans for an additional ownership interest in a real estate joint venture. After the exchange transaction, the joint venture was included in American National’s consolidated financial statement. Upon consolidation, American National’s investment real estate had a noncash-related increase of $28,500,000.

Credit Quality

Commercial mortgage loan balance placed on nonaccrual status are shown below (in thousands):

	December 31, 2012	December 31, 2011
Commercial mortgages
Office	$—	$8,436
Retail	13,354	23,997

Total	$13,354	$32,433

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	December 31, 2012
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commerical mortgages
Office	$—	$—	$—	$—	$1,100,407	$1,100,407
Industrial	—	—	—	—	755,198	755,198
Retail	—	—	13,354	13,354	547,472	560,826
Other	—	—	—	—	738,592	738,592

Total	$—	$—	$13,354	$13,354	$3,141,669	3,155,023

Allowance for loan losses						12,012

Mortgage loans on real estate, net of allowance						$3,143,011

	December 31, 2011
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commerical mortgages
Office	$—	$—	$8,436	$8,436	$879,923	$888,359
Industrial	—	—	—	—	721,704	721,704
Retail	13,140	—	10,857	23,997	537,665	561,662
Other	—	—	—	—	765,078	765,078

Total	$13,140	$—	$19,293	$32,433	$2,904,370	2,936,803

Allowance for loan losses						11,321

Mortgage loans on real estate, net of allowance						$2,925,482

Total mortgage loans are net of unamortized discounts of $4,346,000 and $10,189,000 and unamortized origination fees of $14,076,000 and $12,683,000 at December 31, 2012 and 2011, respectively. No unearned income is included in these amounts.

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

The allowance for credit losses and unpaid principal balance in commercial mortgage loans are shown below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Allowance for credit losses
December 31, 2010	$11,395	$2,393	$13,788
Write down	—	(1,900)	(1,900)
Change in allowance	(567)	—	(567)

December 31, 2011	10,828	493	11,321

Write down	—	(2,277)	(2,277)
Change in allowance	691	2,277	2,968

December 31, 2012	$11,519	$493	$12,012

Recorded Investment
December 31, 2012	$3,063,908	$109,537	$3,173,445

December 31, 2011	$2,725,930	$233,745	$2,959,675

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	Year ended December 31, 2012
		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
	Investment	Balance	Investment	Recognized
With an allowance recorded
Retail (related allowance of $493)	$493	$493	$—	$—

Without an allowance recorded
Office	$36,544	$36,544	$36,710	$2,452
Retail	17,180	17,180	17,329	1,129
Other	55,320	55,320	55,551	3,758

Total without an allowance recorded	$109,044	$109,044	$109,590	$7,339

	Year ended December 31, 2011
		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
	Investment	Balance	Investment	Recognized
With an allowance recorded
Retail (related allowance of $493)	$493	$493	$—	$—

Without an allowance recorded
Office	$48,833	$48,833	$49,088	$3,506
Industrial	57,261	57,261	57,514	3,628
Retail	15,477	17,377	15,535	1,514
Other	111,681	111,681	111,407	7,546

Total without an allowance recorded	$233,252	$235,152	$233,544	$16,194

Troubled Debt Restructurings

A small portion of the mortgage loan portfolio for which American National has granted concessions related to the borrowers’ ability to pay the loans is classified as troubled debt restructurings. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

Three mortgage loans as of December 31, 2012 and three loans as of December 31, 2011, have been modified in troubled debt restructurings. The outstanding recorded investment was $17,342,000 and $45,366,000 for 2012 and 2011, respectively, both before and after the modifications. There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructurings and there have been no defaults on modified loans during the periods.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type distribution is as follows:

	December 31, 2012	December 31, 2011
Shopping centers	41.0%	41.1%
Office buildings	21.9	22.0
Industrial	18.1	16.3
Other	19.0	20.6

Total	100.0%	100.0%

Investment real estate by geographic distribution is as follows:

	December 31, 2012	December 31, 2011
West South Central	60.8%	66.1%
South Atlantic	11.2	11.6
East North Central	10.3	5.2
Mountain	6.2	6.9
East South Central	5.3	5.2
Other	6.2	5.0

Total	100.0%	100.0%

American National and its wholly-owned subsidiaries regularly invest in real estate partnerships and joint ventures. American National participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2012 or 2011.

The assets and liabilities relating to VIEs which are consolidated in American National’s financial statements are as follows (in thousands):

	December 31, 2012	December 31, 2011
Investment real estate	$162,502	$154,878
Short-term investments	969	3,364
Cash and cash equivalents	3,671	5,777
Accrued investment income	2,641	2,299
Other receivables	11,709	11,816
Other assets	6,487	3,870

Total assets of consolidated VIEs	$187,979	$182,004

Notes payable	$163,384	$58,894
Other liabilities	6,647	5,354

Total liabilities of consolidated VIEs	$170,031	$64,248

The liability of American National Insurance Company on notes payable is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $9,664,000 and $17,959,000 at December 31, 2012 and 2011, respectively. The average interest rate on the current portion of the notes payable was 4.0% during 2012. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, adjusted LIBOR plus 1.0% and adjusted LIBOR plus 2.5%. Of the long-term notes payable, $12,500,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$81,548	$81,548	$85,509	$85,509

7. DERIVATIVE INSTRUMENTS

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed annuity products are exposed. Equity-indexed annuities include a fixed host annuity contract and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands):

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	December 31, 2012			December 31, 2011
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	356	$846,900	$82,625	332	$791,900	$65,188
Equity-indexed annuity embedded derivative	Future policy benefits—Annuity	22,941	722,500	(75,032)	16,727	661,300	(63,275)

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated	Location in the Consolidated	Years ended December 31,
as Hedging Instruments	Statements of Operations	2012	2011	2010
Equity-indexed options	Net investment income	$18,931	$(2,794)	$11,911
Equity-indexed annuity embedded derivative	Interest credited to policyholders’ account balances	(13,331)	7,821	(6,604)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income, before federal income taxes, is shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Bonds	$680,552	$688,953	$647,523
Equity securities	29,085	27,494	24,549
Mortgage loans	205,067	198,056	176,026
Real estate	14,041	18,846	15,487
Options	18,931	(2,794)	11,911
Other invested assets	37,722	37,610	36,419

Total	$985,398	$968,165	$911,915

Realized investments gains (losses), before federal income taxes, are shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Bonds	$41,817	$14,495	$34,330
Equity securities	35,047	67,671	27,603
Mortgage loans	(361)	6,275	7,793
Real estate	13,049	12,033	10,101
Other invested assets	1,173	(105)	(99)

Total	$90,725	$100,369	$79,728

The OTTI losses are shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Bonds	$(12,658)	$—	$—
Equity securities	(9,859)	(9,503)	(5,666)

Total	$(22,517)	$(9,503)	$(5,666)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	December 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$9,009,282	$9,840,751	$9,251,972	$9,857,691
Fixed maturity securities, bonds available-for-sale	4,665,576	4,665,576	4,381,607	4,381,607
Equity securities	1,075,439	1,075,439	1,006,080	1,006,080
Equity-indexed options	82,625	82,625	65,188	65,188
Mortgage loans on real estate, net of allowance	3,143,011	3,441,645	2,925,482	3,178,205
Policy loans	395,333	395,333	393,195	393,195
Short-term investments	313,086	313,086	345,330	345,330
Separate account assets	841,389	841,389	747,867	747,867

Total financial assets	$19,525,741	$20,655,844	$19,116,721	$19,975,163

Financial liabilities
Investment contracts	$9,987,431	$9,987,431	$9,993,804	$9,993,804
Embedded derivative liability for equity-indexed annuities	75,032	75,032	63,275	63,275
Notes payable	163,384	163,384	58,894	58,894
Separate account liabilities	841,389	841,389	747,867	747,867

Total financial liabilities	$11,067,236	$11,067,236	$10,863,840	$10,863,840

Summary

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability. A fair value hierarchy is used to determine fair value based on a hypothetical transaction at the measurement date from the perspective of a market participant. American National has evaluated the types of securities in its investment portfolio to determine an appropriate hierarchy level based upon trading activity and the observability of market inputs. The classification of assets or liabilities within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

Fixed Maturity Securities and Equity Options—American National utilizes a pricing service to estimate fair value measurements. The estimates of fair value for most fixed maturity securities, including municipal bonds, provided by the pricing service are disclosed as Level 2 measurements as the estimates are based on observable market information rather than market quotes.

The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturity securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, an option adjusted spread model is used to develop prepayment and interest rate scenarios.

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

American National has reviewed the inputs and methodology used and the techniques applied by the pricing service to produce quotes that represent the fair value of a specific security. The review confirms the service is utilizing information from observable transactions or a technique that represents a market participant’s assumptions. American National does not adjust quotes received from the pricing service. The pricing service utilized by American National has indicated that they will only produce an estimate of fair value if there is objectively verifiable information available.

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

Equity Securities—For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimate of fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for fixed maturity securities. These estimates for equity securities are disclosed as Level 2 measurements. American National tests the accuracy of the information provided by reference to other services regularly.

Mortgage Loans—The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan by loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit rating, region, property type, lien number, payment type and current status.

Embedded Derivative—The embedded derivative liability for equity-indexed annuities is measured at fair value and is recalculated each reporting period using equity option pricing models. To validate the assumptions used to price the embedded derivative liability, American National measures and compares embedded derivative returns against the returns of equity options held to hedge the liability cash flows.

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. This volatility assumption is the range of implied volatilities that American National has determined market participants would use to price equity options that match the current derivative characteristics of our in-force equity-indexed annuities. Implied volatility can vary by term and strike price. An increase in implied volatility will result in an increase in the value of the equity-indexed annuity embedded derivatives, all other things being equal. At December 31, 2012, the implied volatility used to estimate embedded derivative value ranges from 15.9% to 30.1%.

Other Financial Instruments—Other financial instruments classified as level 3 measurements, as there is little or no market activity, are as follows:

Policy loans—The carrying value of policy loans is the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans, unpredictable timing of repayments and the fact that it cannot be separated from the policy contract and it is settled at outstanding value, American National believes that the carrying value of policy loans approximates fair value.

Investment contracts liability—The carrying value of investment contracts liability is equivalent to the accrued account balance. The accrued account balance consists of deposits, net of withdrawals, plus or minus interest credited, fees and charges assessed and other adjustments. American National believes that the carrying value of investment contracts liability approximates fair value because the majority of these contracts’ interest rates reset to current rates offered at anniversary.

Notes payable—Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.

Quantitative Disclosures

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of December 31, 2012
	Total Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,662	$—	$3,662	$—
U.S. states and political subdivisions	433,695	—	433,695	—
Foreign governments	33,438	—	33,438	—
Corporate debt securities	8,735,158	—	8,662,164	72,994
Residential mortgage-backed securities	590,502	—	589,441	1,061
Collateralized debt securities	2,821	—	—	2,821
Other debt securities	41,475	—	41,475	—

Total bonds held-to-maturity	9,840,751	—	9,763,875	76,876

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	20,805	—	20,805	—
U.S. states and political subdivisions	615,438	—	612,913	2,525
Foreign governments	7,344	—	7,344	—
Corporate debt securities	3,872,633	—	3,796,949	75,684
Residential mortgage-backed securities	94,385	—	91,938	2,447
Commercial mortgage-backed securities	24,442	—	—	24,442
Collateralized debt securities	19,091	—	17,156	1,935
Other debt securities	11,438	—	11,438	—

Total bonds available-for-sale	4,665,576	—	4,558,543	107,033

Equity securities
Common stock	1,037,784	1,037,784	—	—
Preferred stock	37,655	37,652	—	3

Total equity securities	1,075,439	1,075,436	—	3

Options	82,625	—	—	82,625
Mortgage loans on real estate	3,441,645	—	3,441,645	—
Policy loans	395,333	—	—	395,333
Short-term investments	313,086	—	313,086	—
Separate account assets	841,389	—	841,389	—

Total financial assets	$20,655,844	$1,075,436	$18,918,538	$661,870

Financial liabilities
Investment contracts	$9,987,431	$—	$—	$9,987,431
Embedded derivative liability for equity-indexed annuities	75,032	—	—	75,032
Notes payable	163,384	—	—	163,384
Separate account liabilities	841,389	—	841,389	—

Total financial liabilities	$11,067,236	$—	$841,389	$10,225,847

	Fair Value Measurement as of December 31, 2011
	Total Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$13,897	$—	$13,897	$—
U.S. states and political subdivisions	437,792	—	437,792	—
Foreign governments	34,022	—	34,022	—
Corporate debt securities	8,550,744	—	8,492,957	57,787
Residential mortgage-backed securities	761,447	—	759,773	1,674
Commercial mortgage-backed securities	11,183	—	—	11,183
Collateralized debt securities	6,116	—	—	6,116
Other debt securities	42,490	—	35,147	7,343

Total bonds held-to-maturity	9,857,691	—	9,773,588	84,103

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	13,086	—	13,086	—
U.S. states and political subdivisions	618,848	—	616,323	2,525
Foreign governments	7,435	—	7,435	—
Corporate debt securities	3,505,146	—	3,492,113	13,033
Residential mortgage-backed securities	202,721	—	202,715	6
Collateralized debt securities	19,077	—	18,826	251
Other debt securities	15,294	—	15,294	—

Total bonds available-for-sale	4,381,607	—	4,365,792	15,815

Equity securities
Common stock	968,907	968,907	—	—
Preferred stock	37,173	37,173	—	—

Total equity securities	1,006,080	1,006,080	—	—

Options	65,188	—	—	65,188
Mortgage loans on real estate	3,178,205	—	3,178,205	—
Policy loans	393,195	—	—	393,195
Short-term investments	345,330	—	345,330	—
Separate account assets	747,867	—	747,867	—

Total financial assets	$19,975,163	$1,006,080	$18,410,782	$558,301

Financial liabilities
Investment contracts	$9,993,804	$—	$—	$9,993,804
Embedded derivative liability for equity-indexed annuities	63,275	—	—	63,275
Notes payable	58,894	—	—	58,894
Separate account liabilities	747,867	—	747,867	—

Total financial liabilities	$10,863,840	$—	$747,867	$10,115,973

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

		Equity-	Embedded
	Investment	Indexed	Derivative
	Securities	Options	Liability
Beginning balance, 2010	$36,966	$32,801	$ (22,487)
Total realized and unrealized investment gains/losses
Included in other comprehensive income	1,461	—	—
Net fair value change included in realized gains/losses	(289)	—	—
Net gain (loss) for derivatives included in net investment income	—	9,942	—
Net change included in interest credited	—	—	(6,604)
Purchases, sales and settlements or maturities
Purchases	65,033	34,709	—
Sales	(10,000)	—	—
Settlements or maturities	(2,362)	(10,736)	—
Premiums less benefits	—	—	(30,553)
Gross transfers into Level 3	5,913	—	—
Gross transfers out of Level 3	(6,245)	—	—

Ending balance, 2010	$90,477	$66,716	$(59,644)

Total realized and unrealized investment gains/losses
Included in other comprehensive income	1,798	—	—
Net fair value change included in realized gains/losses	(2,694)	—	—
Net gain (loss) for derivatives included in net investment income	—	(9,199)	—
Net change included in interest credited	—	—	7,821
Purchases, sales and settlements or maturities
Purchases	22	17,122	—
Sales	(1,821)	—	—
Settlements or maturities	(13,260)	(9,451)	—
Premiums less benefits	—	—	(11,452)
Gross transfers into Level 3	27,052	—	—
Gross transfers out of Level 3	(1,656)	—	—

Ending balance, 2011	$99,918	$65,188	$(63,275)

Total realized and unrealized investment gains/losses
Included in other comprehensive income	28,737	—	—
Net fair value change included in realized gains/losses	(11,493)	—	—
Net gain (loss) for derivatives included in net investment income	—	12,372	—
Net change included in interest credited	—	—	(13,331)
Purchases, sales and settlements or maturities
Purchases	33,070	14,684	—
Sales	(3,542)	(9,619)	—
Settlements or maturities	(749)	—	—
Premiums less benefits	—	—	1,574
Gross transfers into Level 3	37,971	—	—

Ending balance, 2012	$183,912	$82,625	$(75,032)

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain of $8,710,000, an unrealized loss of $12,613,000, and an unrealized gain of $5,125,000 relating to assets still held at December 31, 2012, 2011, and 2010, respectively.

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

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs and premiums are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at December 31, 2009 (As adjusted)	$658,038	$435,975	$69,198	$135,554	$1,298,765

Additions	81,069	115,813	17,994	234,450	449,326
Amortization	(79,609)	(71,686)	(22,924)	(234,988)	(409,207)
Effect of change in unrealized gains on available-for-sale securities	(12,604)	(39,774)	—	—	(52,378)

Net change	(11,144)	4,353	(4,930)	(538)	(12,259)

Balance at December 31, 2010 (As Adjusted)	646,894	440,328	64,268	135,016	1,286,506

Additions	76,890	116,206	11,815	242,640	447,551
Amortization	(74,775)	(86,852)	(20,987)	(226,675)	(409,289)
Effect of change in unrealized gains on available-for-sale securities	2,571	(6,646)	—	—	(4,075)

Net change	4,686	22,708	(9,172)	15,965	34,187

Balance at December 31, 2011 (As Adjusted)	651,580	463,036	55,096	150,981	1,320,693

Additions	80,877	68,799	11,018	215,281	375,975
Amortization	(73,710)	(90,523)	(16,908)	(227,749)	(408,890)
Effect of change in unrealized gains on available-for-sale securities	(5,331)	(34,772)	—	—	(40,103)

Net change	1,836	(56,496)	(5,890)	(12,468)	(73,018)

Balance at December 31, 2012	$653,416	$406,540	$49,206	$138,513	$1,247,675

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year. Effective January 1, 2012, American National retrospectively adopted a new guidance that modified the accounting for DAC. Refer to Note 3 for additional discussion.

11. LIABILITY FOR FUTURE POLICY BENEFITS AND POLICYHOLDER ACCOUNT BALANCES

American National establishes liabilities for amounts payable under insurance and annuity policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected benefit payments reduced by the present value of expected premiums. Such liabilities are established on a block of business basis based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability termination, investment return, inflation, expenses and other contingent events as appropriate to the respective product type.

Future policy benefits for non-participating traditional life insurance are equal to the aggregate of the present value of expected benefit payments and related expenses less the present value of expected net premiums. Assumptions as to mortality and persistency are based upon American National’s experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 3.0% to 8.0%.

Future policy benefit liabilities for participating traditional life insurance are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 2.5% to 5.5%) and mortality rates guaranteed in calculating the cash surrender values described in such contracts; and (ii) the liability for terminal dividends.

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

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rates used in establishing such liabilities range from 3.0% to 4.5%.

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

Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1.0% to 8.0% (some annuities also offer a first year bonus ranging from 1.0% to 7.0%), less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations.

12. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

The liability for unpaid claims and claim adjustment expenses (“CAE”) for accident and health, and property and casualty insurance is included in the “Liability for policy and contract claims” in the consolidated statements of financial position and represents the amount estimated for claims that have been reported but not settled and claims incurred but not reported (“IBNR”). Liability for unpaid claims and CAE are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur.

Activities in the liability for unpaid claims and CAE (“claims”) are shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Unpaid claims balance, beginning	$1,180,259	$1,210,126	$1,214,996
Less reinsurance recoverables	235,174	222,635	252,502

Net beginning balance	945,085	987,491	962,494

Incurred related to
Current	1,001,915	1,119,839	1,205,391
Prior years	(48,688)	(82,523)	(92,366)

Total incurred claims	953,227	1,037,316	1,113,025

Paid claims related to
Current	620,739	712,179	741,988
Prior years	366,411	367,543	346,040

Total paid claims	987,150	1,079,722	1,088,028

Net balance	911,162	945,085	987,491
Plus reinsurance recoverables	256,885	235,174	222,635

Unpaid claims balance, ending	$1,168,047	$1,180,259	$1,210,126

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and CAE attributable to insured events of prior years decreased by approximately $48,688,000 in 2012, 82,523,000 in 2011, and 92,366,000 in 2010.

Life policy claims IBNR is estimated using historical claims information. We analyze our claims data annually and develop an average IBNR factor, which is applied to paid claims in the current period to reflect estimated claims for which the deaths are not reported until a subsequent period. In addition, we make an estimate for additional reserves whenever new information becomes available. Adjustments in IBNR reserves, if any, are reflected in the results of operations during the period when such adjustments are made. In the fourth quarter of 2011, American National modified its claims processing procedures to utilize data available in the U.S. Social Security Death Master File. This change was applied on a nationwide basis and resulted in an increase in the IBNR life claims of $22,158,000 and $26,596,000 during 2012 and 2011, respectively.

13. REINSURANCE

American National reinsures portions of certain life insurance policies to provide a greater diversification of risk and manage exposure on larger risks. For the issue ages zero to 65, the maximum amount that would be retained by one life insurance company (American National) would be $1,500,000 individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life (total $1,975,000). If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life could be $3,225,000. For the issue ages 66 and over, the maximum amount that would be retained by one life insurance company (American National) would be $700,000 individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life (total $1,175,000). If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life could be $2,425,000.

For the Property and Casualty segment, American National retains the first $1,000,000 of loss per risk. Reinsurance then covers the next $5,000,000 of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $15,000,000, and excess casualty clash coverage is maintained to cover losses up to $50,000,000. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and excess contractual obligations. Facultative reinsurance cover is purchased for individual risks attaching at $15,000,000, as needed. Corporate catastrophe coverage is also in place for losses up to a $500,000,000 event. Catastrophe aggregate reinsurance coverage is also purchased. This cover provides for $30,000,000 of coverage after $90,000,000 of aggregated catastrophe losses has been reached. The first $10,000,000 of each catastrophe loss contributes to the $90,000,000 aggregation of losses. The catastrophe aggregate reinsurance coverage for 2012 was placed at 100%.

American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the reinsurer were to be unable to meet their obligations under any reinsurance treaties. American National had amounts recoverable from reinsurers of $418,743,000 and $405,033,000 at December 31, 2012 and 2011, respectively. Of this amount, $3,107,000 is the subject of litigation or is in dispute with the reinsurers involved. Management believes that any dispute that may arise would not have a material impact on American National’s consolidated financial statements.

The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Direct premiums	$1,971,078	$1,978,910	$2,095,911
Reinsurance premiums assumed from other companies	159,518	150,130	114,855
Reinsurance premiums ceded to other companies	(426,423)	(380,428)	(332,858)

Net premiums	$1,704,173	$1,748,612	$1,877,908

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2012	2011	2010
Direct life insurance in-force	$72,884,984	$69,912,598	$69,318,974
Reinsurance risks assumed from other companies	103,576	244,028	479,528
Reinsurance risks ceded to other companies	(30,477,364)	(31,659,740)	(31,616,049)

Net life insurance in-force	$42,511,196	$38,496,886	$38,182,453

14. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
			(As Adjusted)		(As Adjusted)
Income tax expense on pre-tax income	$95,111	35.0%	$88,001	35.0%	$71,082	35.0%
Tax-exempt investment income	(7,364)	(2.7)	(8,071)	(3.2)	(8,852)	(4.3)
Dividend exclusion	(6,323)	(2.3)	(5,891)	(2.3)	(5,173)	(2.6)
Miscellaneous tax credits, net	(8,106)	(3.0)	(7,997)	(3.2)	(7,715)	(3.8)
Other items, net	2,264	0.8	(6,064)	(2.4)	6,030	3.0

Total	$75,582	27.8%	$59,978	23.9%	$55,372	27.3%

A total of $46,939,000, $54,620,000 and $33,894,000 were paid to the IRS during 2012, 2011 and 2010 respectively.

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2012	2011
		(As Adjusted)
DEFERRED TAX ASSETS
Investments, principally due to impairment losses	$70,103	$87,518
Investment in real estate and other invested assets principally due to investment valuation allowances	7,259	8,620
Policyholder funds, principally due to policy reserve discount	229,429	235,827
Policyholder funds, principally due to unearned premium reserve	30,337	31,230
Participating policyholders’ surplus	37,014	33,677
Pension	94,847	92,100
Commissions and other expenses	7,889	8,165
Tax carryforwards	23,041	32,220
Other assets	3,343	7,089

Gross deferred tax assets	503,262	536,446

DEFERRED TAX LIABILITIES
Available-for-sale securities, principally due to net unrealized gains	(257,290)	(189,194)
Investment in bonds, principally due to accrual of discount on bonds	(9,415)	(11,774)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(327,245)	(350,319)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(1,462)	(7,010)

Gross deferred tax liabilities	(595,412)	(558,297)

Total net deferred tax liability	$(92,150)	$(21,851)

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of December 31, 2012 and 2011. If not utilized beforehand, approximately $23,041,000 in ordinary loss tax carryforwards will expire at the end of tax year 2032.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service (“IRS”) for years 2006 to 2011 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established, and no interest expense was incurred for 2012, 2011 or 2010, relating to uncertain tax positions. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

15. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

The components of and changes in the accumulated other comprehensive income (loss) (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Balance at December 31, 2009	$181,483	$(63,814)	$(20)	$117,649

Unrealized holding gains (losses) arising during the period (net of tax $97,848)	181,718			181,718
Reclassification of (gains) losses realized in net income/loss (net of tax $16,964)	(31,040)			(31,040)
Unrealized adjustment to DAC (net of tax $18,237)	(34,141)			(34,141)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $3,960)	(7,355)			(7,355)
Cumulative effect of accounting change—DAC (net of tax $230)	428			428
Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $926)		(1,719)		(1,719)
Foreign currency adjustment (net of tax $149)			276	276

Balance at December 31, 2010	$291,093	$(65,533)	$256	$225,816

Unrealized holding gains (losses) arising during the period (net of tax $14,225)	26,419			26,419
Reclassification of (gains) losses realized in net income/loss (net of tax $20,694)	(38,938)			(38,938)
Unrealized adjustment to DAC (net of tax $1,490)	(2,585)			(2,585)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $620)	(1,152)			(1,152)
Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $26,897)		(49,952)		(49,952)
Foreign currency adjustment (net of tax $110)			(205)	(205)

Balance at December 31, 2011	$274,837	$(115,485)	$51	$159,403

Unrealized holding gains (losses) arising during the period (net of tax $79,796)	148,193			148,193
Reclassification of (gains) losses realized in net income/loss (net of tax $11,700)	(21,718)			(21,718)
Unrealized adjustment to DAC (net of tax $14,035)	(26,068)			(26,068)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax $2,370)	(4,402)			(4,402)
Amortization of prior service cost and actuarial (gain) loss included in net periodic pension cost (net of tax $7,279)		(13,518)		(13,518)
Foreign currency adjustment (net of tax $65)			120	120

Balance at December 31, 2012	$370,842	$(129,003)	$171	$242,010

16. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	Years ended December 31,
	2012	2011	2010
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(3,995,785)	(4,011,165)	(4,011,472)

Outstanding shares	26,836,664	26,821,284	26,820,977
Restricted shares	(185,334)	(261,334)	(261,334)

Unrestricted outstanding shares	26,651,330	26,559,950	26,559,643

Stock-based compensation

American National has one stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. The Board Compensation Committee makes incentive awards under this plan to our executives after meeting established performance objectives. All awards are subject to review and approval by the committee and the Board of Directors, both at the time of setting applicable performance objectives and at the same time of payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants are made to certain officers and directors as compensation and to align their interests with those of other shareholders.

SAR, RS and RSU information for the periods indicated is shown below:

	SAR Shares	SAR Weighted- Average Grant Date Fair Value	RS Shares	RS Weighted- Average Grant Date Fair Value	RS Units	RSU Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	161,449	$108.53	261,334	$102.98	—	$—

Granted	2,411	109.62	—	—	10,230	109.29
Exercised	(9,533)	95.08	—	—	(811)	109.29
Forfeited	(7,100)	113.55	—	—	—	—
Expired	(2,500)	90.86	—	—	—	—

Outstanding at December 31, 2010	144,727	$109.40	261,334	$102.98	9,419	$102.29

Granted	—	—	—	—	61,481	79.63
Exercised	(133)	66.76	—	—	(480)	79.63
Forfeited	(4,358)	115.63	—	—	(854)	86.47
Expired	(13,467)	101.39	—	—	—	—

Outstanding at December 31, 2011	126,769	$110.08	261,334	$102.98	69,566	$83.56

Granted	—	—	—	—	75,355	71.69
Exercised	(200)	—	(76,000)	88.00	(17,380)	94.47
Forfeited	(3,510)	114.02	—	—	(482)	74.85
Expired	(14,108)	100.14	—	—	—	—

Outstanding at December 31, 2012	108,951	$111.31	185,334	$109.13	127,059	$75.06

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life	2.8 years	4.5 years	1.9 years
Weighted-average exercise price	$111.31	$109.13	$79.06
Exercisable shares	93,091	N/A	—
Weighted-average exercise price Exercisable shares	111.21	N/A	N/A

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting. The fair value of the SARs was $3,000 and $10,000 at December 31, 2012 and 2011, respectively. A credit to compensation expense was recorded totaling $6,000 in 2012, $7,000 in 2011, and $1,388,000 in 2010.

Effective December 31, 2012, the settlement provision within outstanding RSU awards was modified to allow the recipient of the awards to settle the vested RSUs in either cash or American National’s common stock. Prior to the modification, vested RSUs were converted to American National’s common stock on a one-for-one basis. This modification changes the award classification from equity to liability award. At the date of modification, American National recorded a liability of $7,974,000 with a corresponding reduction in additional paid-in capital. The liability will be remeasured and adjusted for changes in the fair value each reporting period through the vesting date. RSUs generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. Compensation expense of $7,752,000, $1,873,000 and $520,000 was recorded in 2012, 2011 and 2010, respectively. The modification, which was applied consistently to all participants added an incremental cost of $0.

RS Awards entitle the participant to full dividend and voting rights. Each award has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and these awards feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock for 340,334 shares has been granted at an exercise price of zero, of which 185,334 shares are unvested. The compensation expense recorded was $2,418,000 in 2012, $2,688,000 in 2011, and $2,695,000 in 2010.

Earnings (loss) per share

Basic earnings (losses) per share were calculated using a weighted-average number of shares outstanding. The Restricted Stock resulted in diluted earnings per share as follows (in thousands, except share related data):

	Years ended December 31,
	2012	2011	2010
Weighted average shares outstanding	26,714,865	26,559,886	26,559,035
Incremental shares from restricted stock	148,809	153,332	128,123

Total shares for diluted calculations	26,863,674	26,713,218	26,687,158
Net income (loss) from continuing operations	$191,041	$190,765	$145,605
Net income (loss) from discontinued operations	—	—	(1,275)

Net income (loss) attributable to American National Insurance Company and Subsidiaries	$191,041	$190,765	$144,330

Basic earnings (loss) per share from continued operations	$7.15	$7.18	$5.48
Basic earnings (loss) per share from discontinued operations	—	—	(0.05)

Basic earnings (loss) per share	$7.15	$7.18	$5.43

Diluted earnings (loss) per share from continued operations	$7.11	$7.14	$5.46
Diluted earnings (loss) per share from discontinued operations	—	—	(0.05)

Diluted earnings (loss) per share	$7.11	$7.14	$5.41

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis over that determined on a statutory basis. At December 31, 2012 and December 31, 2011, American National Insurance Company’s statutory capital and surplus was $2,260,268,000 and $2,000,551,000, respectively.

The same restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. No dividends were received from insurance subsidiaries in 2012 or 2011. Net assets of insurance subsidiaries were approximately $1,535,082,000 and $1,436,489,000 at December 31, 2012 and 2011, respectively. Any transfer of these net assets to American National Insurance Company would be subject to statutory restrictions and approval.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it complete control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at December 31, 2012 and 2011.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the joint ventures other partners are shown as Noncontrolling Interests, which were a net liability of $4,741,000 and $6,197,000 at December 31, 2012 and 2011, respectively.

During 2012 and 2011, American National increased its ownership interest with a consolidated joint venture. The effect of the change in ownership interest on American National is as shown below (in thousands):

	December 31,
	2012	2011	2010
Net Income attributable to American National	$191,041	$190,765	$144,330

Transfers to the noncontrolling interest
Decrease in American National’s paid-in capital for purchase of additional interest	(1,892)	(19,733)	—
Decrease in American National’s retained earnings for purchase of additional interest	—	(3,326)	—

Net transfers to noncontrolling interest	(1,892)	(23,059)	—

Change from net income attributable to American National and transfers to noncontrolling interest	$189,149	$167,706	$144,330

17. SEGMENT INFORMATION

Management organizes the business into five operating segments:

•

Life—markets whole, term, universal, indexed and variable life insurance on a national basis primarily through career and multiple-line agents, as well as through independent agents and direct marketing channels.

•

Annuity—offers fixed, indexed, and variable annuity products. These products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.

•

Health—primary lines of business are Medicare Supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.

•	Property and Casualty—writes personal, commercial and credit-related property insurance. These products are primarily sold through multiple-line agents and independent agents.

•	Corporate and Other—consists of net investment income on the investments not allocated to the insurance segments and the operations of non-insurance lines of business.

The accounting policies of the segments are the same as those described in Note 2. Many of the principal factors that drive the profitability of each operating segment are separate and distinct. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the funds allocated to each line of business at the average yield available from these assets.

•

Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of equity allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations and total assets by operating segments (in thousands):

	Years ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$34,251	$29,511	$70,032
Annuity	96,501	69,776	62,763
Health	18,046	17,133	14,796
Property and casualty	45,425	19,486	(36,359)
Corporate and other	77,522	115,524	91,859

Total	$271,745	$251,430	$203,091

Total Assets
Life	$5,130,612	$5,096,672	$4,953,904
Annuity	11,802,579	11,585,935	10,665,854
Health	498,510	519,855	558,270
Property and casualty	2,220,898	2,284,470	2,429,280
Corporate and other	3,454,475	3,003,064	2,808,969

Total	$23,107,074	$22,489,996	$21,416,277

18. PENSION AND POSTRETIREMENT BENEFITS

Pension benefits

American National has one active, tax-qualified, defined-benefit pension plan, one inactive plan and three nonqualified defined benefit pension plans. The active plan has three separate noncontributory programs. One of the programs covers Career Sales and Service Division agents and managers. The other two programs cover salaried and management employees and corporate clerical employees subject to a collective bargaining agreement. The program covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the five years before retirement. The programs covering hourly employees and agents generally provide benefits that are based on the employee’s career average earnings and years of service.

The inactive, tax-qualified, defined-benefit pension plan covers employees of the Farm Family companies hired prior to January 1, 1997. Effective January 1, 1997, benefits through this plan were frozen, and no new participants have been added. American National also sponsors for key executives three non-tax-qualified pension plans that restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits.

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	2012	2011
Reconciliation of benefit obligation
Obligation at January 1,	$481,434	$395,173
Service cost benefits earned during period	17,596	14,082
Interest cost on projected benefit obligation	20,579	21,260
Actuarial gain	40,305	73,671
Benefits paid	(24,601)	(22,752)

Obligation at December 31,	535,313	481,434

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1,	229,967	212,807
Actual return on plan assets	22,117	5,365
Employer contributions	48,531	34,547
Benefits paid	(24,601)	(22,752)

Fair value of plan assets at December 31,	276,014	229,967

Funded status at December 31,	$(259,299)	$(251,467)

The components of the combined net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Service cost	$17,596	$14,082	$12,937
Interest cost	20,579	21,260	20,884
Expected return on plan assets	(18,499)	(17,152)	(15,637)
Amortization of prior service cost	—	—	2,324
Amortization of net gain	15,921	8,609	7,713

Net periodic benefit cost	$35,597	$26,799	$28,221

Amounts related to the defined benefit pension plans recognized as a component of OCI are shown below (in thousands):

	Years ended December 31,
	2012	2011	2010
Prior service cost	$—	$—	$2,324
Net actuarial gain (loss)	(20,797)	(76,849)	(4,969)
Deferred tax benefit (expense)	7,279	26,897	926

Other comprehensive income (loss), net of tax	$(13,518)	$(49,952)	$(1,719)

The estimated net loss and prior service cost for the plan that will be amortized out of AOCI into the net periodic benefit cost over the next fiscal year are $18,300,000 and $0, respectively. Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2012	2011
Net actuarial loss	$(198,466)	$(177,669)
Deferred tax benefit	69,463	62,184

Amounts included in accumulated other comprehensive income (loss)	$(129,003)	$(115,485)

The weighted average assumptions used are shown below:

	Used for Net	Used for Benefit
	Benefit Cost in Fiscal Year	Obligations
	1/1/2012 to 12/31/2012	as of 12/31/2012
Discount rate	4.19%	3.72%
Rate of compensation increase	3.74	3.72
Long-term rate of return	7.67	7.68

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of ERISA. The unfunded plans will be funded out of general corporate assets when necessary. American National contributed $48,531,000, $34,547,000 and $24,422,000 to the qualified pension plan in 2012, 2011 and 2010, respectively. American National and its affiliates expect to contribute $28,400,000 to its qualified pension plan in fiscal year 2013.

The following table shows pension benefit payments, which reflect expected future service as appropriate, that are expected to be paid (in thousands):

Pension Benefit Payments
2013	$29,089
2014	24,145
2015	32,491
2016	27,051
2017	26,804
2018-2021	170,648

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The pension plans have no level 3 assets. The fair values of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2012
	Total	Level 1	Level 2
Asset Category
Corporate debt securities	$61,735	$—	$61,735
Residential mortgage-backed securities	43	—	43
Equity securities by sector:
Consumer goods	23,414	23,414	—
Financials	21,722	21,722	—
Information technology	14,995	14,995	—
Energy and utilities	18,211	18,211	—
Healthcare	14,314	14,314	—
Industrials	10,476	10,476	—
Other	9,309	9,309	—
Commercial paper	59,700	—	59,700
Money market	1	1	—
Unallocated group annuity contract	3,720	—	3,720
Contribution receivable	375	375	—
Other	37,999	37,999	—

Total	$276,014	$150,816	$125,198

The investment policy for the qualified retirement plan assets is designed to provide the highest return possible commensurate with sound and prudent underwriting practices. The investment diversification goals are to have investments in cash and cash equivalents as necessary for liquidity, debt securities up to 100% and equity securities up to 60% of the total invested plan assets. The amount invested in any particular investment is limited based on credit quality, and no single investment may at the time of purchase be more than 5% of the total invested assets.

The Corporate debt securities category are investment grade bonds of U.S and foreign issuers denominated and payable in U.S. dollars from diverse industries, with a maturity of 1 to 30 years. Foreign bonds in the aggregate shall not exceed 20% of the bond portfolio. Residential mortgage-backed securities represents asset-backed securities with a maturity date 1 to 30 years with a rating of NAIC 1 or 2.

Equity portfolio managers are allowed to choose the degree of concentration in various issues and industry sectors for the equity securities. Permitted securities are those for which there is an active market providing ready marketability of the specific security.

Commercial paper investments generally have a credit rating of A-2 Moody’s or P-2 by Standard & Poor’s with at least BBB rating on the issuer’s outstanding debt, or selected issuers with no outstanding debt.

Postretirement life and health benefits

American National provides certain health and dental benefits to retirees and their dependents who met certain age and length of service requirements as of December 31, 1993. No new participants will be added to these plans in the future. The primary retiree health benefit plan provides major medical benefits for participants under the age of 65 and Medicare Supplemental benefits for those over 65. Prescription drug benefits are provided to both age groups. The plan is contributory, with American National’s contribution limited to $80 per month for retirees and spouses under the age of 65 and $40 per month for retirees and spouses over the age of 65. All additional contributions necessary, over the amount to be contributed by American National, are to be contributed by the retirees.

The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $6,018,000 and $6,135,000 at December 31, 2012 and 2011, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation. Since American National’s contributions to the cost of the retiree benefit plans are fixed, the health care cost trend rate will have no effect on the future expense or the accumulated postretirement benefit obligation. Under American National’s various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements.

Savings plans

In addition to the defined benefit pension plans, American National sponsors one defined contribution plan for all employees excluding those of the Farm Family companies, and an incentive savings plan for employees of the Farm Family companies. The defined contribution plan (401(k) plan) allows employees to contribute up to the maximum allowable amount as determined by the IRS. American National does not contribute to the defined contribution plan. Company contributions are made under the incentive savings plan for the Farm Family companies, with a discretionary portion based on the profits earned by the Farm Family companies. The expense associated with this plan was $1,700,000 for 2012, $1,800,000 for 2011, and $1,588,000 for 2010.

19. COMMITMENTS AND CONTINGENCIES

Commitments

American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2012, were approximately $2,130,000.

American National had aggregate commitments at December 31, 2012, to purchase, expand or improve real estate, to fund fixed interest into mortgage loans, and to purchase other invested assets of $301,334,000, of which $245,564,000 is expected to be funded in 2013. The remaining $55,770,000 will be funded in 2014 and beyond.

In September 2012, American National renewed an existing $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2012 and 2011, the outstanding letters of credit were $33,696,000 and $31,716,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2013. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2012, was approximately $206,513,000, while the total cash values of the related life insurance policies was approximately $210,327,000.

Litigation

American National and certain subsidiaries, in common with the insurance industry in general, are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management’s changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our consolidated financial position, liquidity or results of operations. With respect to the existing litigations, management currently believes that the possibility of a material judgment adverse to American National is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

20. RELATED PARTY TRANSACTIONS

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions for the periods indicated is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to/(from) American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2012	2011	2012	2011
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,067	$993	$8,890	$9,957
Gal-Tex Hotel Corporation	Net investment income	687	761	54	60
Greer, Herz and Adams, LLP	Other operating costs and expenses	7,610	7,377	(268)	(198)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National held a first mortgage loan issued to Gal-Tex collateralized by hotel property in San Antonio, Texas. This loan was originated in 1999, had a balance of $8,890,000 as of December 31, 2012, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.

21. DISCONTINUED OPERATIONS

On December 31, 2010, American National sold its wholly-owned broker-dealer subsidiary, Securities, Management & Research, Inc. (“SM&R”). The results of operations for this subsidiary are presented as discontinued operations in American National’s consolidated statements of operations for all periods presented. The sale resulted in a $1 million loss before taxes in 2010, which is presented as “Loss on sale” below. SM&R had previously been a component of the Corporate and Other segment. The following summarizes loss from discontinued operations for 2010:

Total revenues	$10,911
Total expenses	11,911
Loss on sale	(1,000)

Loss from discontinued operations before income tax	(2,000)
Income tax benefit	(725)

Loss from discontinued operations, net of tax	$(1,275)

Cash flows from discontinued operations in 2010 are immaterial and have been combined with cash flows from continuing operations within each category of the consolidated statements of cash flows.

22. SELECTED QUARTERLY FINANCIAL DATA

The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Total premiums and other revenues	$742,675	$751,873	$730,962	$761,780	$760,068	$732,710	$753,355	$776,664
Total benefits, losses and expenses	679,304	690,608	712,322	724,903	670,683	657,493	653,006	698,593
Income (loss) from continuing operations before federal income tax and equity in earnings of unconsolidated affiliates	63,371	61,265	18,640	36,877	89,385	75,217	100,349	78,071
Provision (benefit) for federal income taxes	16,983	16,385	(2,384)	4,392	27,654	19,097	33,329	20,104
Equity in earnings (losses) of unconsolidated affiliates, net of tax	(1,881)	1,861	314	(2,099)	(895)	3,077	(1,443)	(2,488)
Net income (loss)	44,507	46,741	21,338	30,386	60,836	59,197	65,577	55,479
Net income (loss) attributable to noncontrolling interest	(709)	(787)	832	1,146	1,650	1,547	(556)	(868)
Net income (loss) attributable to American National Insurance Company and subsidiaries	45,216	47,528	20,506	29,240	59,186	57,650	66,133	56,347
Earnings (loss) per share attributable to American National Insurance Company and subsidiaries:
Basic	1.70	1.79	0.77	1.10	2.21	2.17	2.47	2.12
Diluted	1.69	1.78	0.76	1.09	2.20	2.16	2.46	2.11

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

Management’s report on internal controls over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements—(See Item 8: Financial Statements and Supplementary Data)

(a)(2) Supplementary Data and Financial Statement Schedules—are attached hereto at the following pages

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)	Exhibits

Exhibit Number	Basic Documents
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

4.1	Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.1*	American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.2*	Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.3*	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.4*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants on or after May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.5*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants prior to May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.6*	American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.7*	American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.8*	Amendment No. 4 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.8 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.9*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants on or after March 4, 2011)(incorporated by reference to Exhibit No. 10.1 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.10*	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.11*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants prior to March 4, 2011)(incorporated by reference to Exhibit No. 10.9 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

21	Subsidiaries (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from American National Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY

By:	/s/ Robert L. Moody
Name:	Robert L. Moody
Title:	Chairman of the Board & Chief Executive Officer

Date: March 8, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Robert L. Moody	Chairman of the Board &	March 8, 2013
Robert L. Moody	Chief Executive Officer
(principal executive officer)

/s/ John J. Dunn, Jr.	Executive Vice President,	March 8, 2013
John J. Dunn, Jr.	Corporate Chief Financial Officer
(principal financial officer)

/s/ Arthur O. Dummer	Director	March 8, 2013
Arthur O. Dummer

/s/ Dr. Shelby M. Elliott	Director	March 8, 2013
Dr. Shelby M. Elliott

/s/ James E. Pozzi	Director	March 8, 2013
James E. Pozzi

/s/ Frances Anne Moody-Dahlberg	Director	March 8, 2013
Frances Anne Moody-Dahlberg

/s/ Russell S. Moody	Director	March 8, 2013
Russell S. Moody

/s/ Frank P. Williamson	Director	March 8, 2013
Frank P. Williamson

/s/ James D. Yarbrough	Director	March 8, 2013
James D. Yarbrough

/s/ William L. Moody IV	Director	March 8, 2013
William L. Moody IV

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

	December 31, 2012
			Amount at Which
			Shown in the
			Consolidated
	Cost or	Estimated	Statement of
Type of Investment	Amortized Cost (1)	Fair Value	Financial Position
Fixed maturities
Bonds held-to-maturity
U.S.treasury government	$3,593	$3,662	$3,593
U.S. states and political subdivisions	393,541	433,695	393,541
Foreign governments	29,071	33,438	29,071
Corporate debt securities	7,993,167	8,735,158	7,993,167
Residential mortgage-backed securities	549,384	590,502	549,384
Collateralized debt securities	2,500	2,821	2,500
Other debt securities	38,026	41,475	38,026
Bonds available-for-sale
U.S.treasury government	19,649	20,805	20,805
U.S. states and political subdivisions	570,751	615,438	615,438
Foreign governments	5,000	7,344	7,344
Corporate debt securities	3,582,913	3,872,633	3,872,633
Residential mortgage-backed securities	89,486	94,385	94,385
Commercial mortgage-backed securities	20,933	24,442	24,442
Collateralized debt securities	17,676	19,091	19,091
Other debt securities	10,059	11,438	11,438
Equity securities
Common stocks
Consumer goods	140,337	218,215	218,215
Energy and utilities	114,274	167,287	167,287
Finance	109,839	170,172	170,172
Healthcare	80,491	136,744	136,744
Industrials	55,621	97,829	97,829
Information technology	114,314	182,153	182,153
Other	46,013	65,384	65,384
Preferred stock	27,690	37,655	37,655
Other Investments
Mortgage loans on real estate, net of allowance	3,143,011	3,441,645	3,143,011
Investment real estate, net of accumulated depreciation	463,384	—	463,384
Real estate acquired in satisfaction of debt	47,849	—	47,849
Policy loans	395,333	395,333	395,333
Options	90,419	82,625	82,625
Other long-term investments	42,479	—	42,479
Short-term investments	313,086	313,086	313,086

Total investments	$18,509,889	$19,814,455	$19,238,064

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	December 31,
Condensed Statements of Financial Position	2012	2011
		(As Adjusted)
Assets
Fixed maturity securities	$10,368,444	$10,384,179
Equity securities	—	32,675
Mortgage loans on real estate, net of allowance	3,055,087	2,910,753
Other invested assets	1,499,792	1,629,283
Investment in subsidiaries	1,874,368	1,732,233
Deferred policy acquisition costs	1,009,731	1,070,884
Separate account assets	841,389	747,867
Other assets	811,369	663,678

Total assets	$19,460,180	$19,171,552

Liabilities
Policy liabilities	3,456,800	3,401,206
Policyholder account balances	10,787,414	10,777,128
Separate account liabilities	841,389	747,867
Other liabilities	546,741	608,060

Total liabilities	15,632,344	15,534,261

Shareholders’ equity
Common stock	30,832	30,832
Accumulated other comprehensive income	242,010	159,403
Retained earnings	3,653,280	3,545,546
Treasury stock, at cost	(98,286)	(98,490)

Total stockholders’ equity	3,827,836	3,637,291

Total liabilities and stockholders’ equity	$19,460,180	$19,171,552

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Revenues
Premiums and policy revenues	$685,529	$654,854	$735,727
Net investment income	837,503	816,205	760,630
Realized investment gain (losses)	46,936	24,029	46,561
Other-than-temporary impairments	(12,825)	(559)	(43)
Other income	10,016	9,896	8,207

Total revenues	1,567,159	1,504,425	1,551,082

Expenses
Policyholder benefits	487,387	472,107	505,916
Other operating costs and expenses	873,119	848,938	826,879

Total expenses	1,360,506	1,321,045	1,332,795

Income (loss) from continuing operations before federal income tax, and equity in earnings (losses) of subsidiaries	206,653	183,380	218,287

Provision (benefit) for federal income taxes	72,144	63,578	78,631
Equity in earnings (losses) of subsidiaries, net of tax	56,532	70,963	4,674

Net income (loss)	$191,041	$190,765	$144,330

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in thousands)

	Years Ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010
		(As Adjusted)	(As Adjusted)
OPERATING ACTIVITIES
Net income (loss)	$191,041	$190,765	$144,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investments (gains) losses	(46,936)	(24,029)	(46,561)
Other-than-temporary impairments	12,825	559	43
Accretion (amortization) of discounts, premiums and loan origination fees	(7,433)	(2,088)	5,159
Net capitalized interest on policy loans and mortgage loans	(22,049)	(25,054)	(26,533)
Depreciation	21,209	22,280	21,511
Interest credited to policyholders’ account balances	385,603	375,411	364,107
Charges to policyholders’ account balances	(188,009)	(179,196)	(175,846)
Deferred federal income tax (benefit) expense	14,336	19,166	14,815
Deferral of policy acquisition costs	(195,232)	(270,091)	(262,138)
Amortization of deferred policy acquisition costs	219,828	220,052	209,816
Equity in (earnings) losses of affiliates	(4,816)	(8,787)	(6,027)
Net (income) loss of subsidiaries	(51,716)	(62,176)	1,353
Distributions from equity method investments	1,686	470	353
Changes in:
Policyholder liabilities	55,594	140,371	74,647
Reinsurance recoverables	3,579	(5,415)	20,260
Premiums due and other receivables	4,762	(4,166)	(1,725)
Accrued investment income	5,916	(13,469)	(8,040)
Current tax receivable/payable	(109,736)	8,407	2,077
Liability for retirement benefits	(1,567)	(15,343)	1,577
Prepaid reinsurance premiums	15,139	5,120	8,086
Other, net	3,725	(14,941)	15,384

Net cash provided by (used in) operating activities	307,749	357,846	356,648

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Bonds - held-to-maturity	980,794	601,713	415,835
Bonds - available for sale	409,395	287,774	624,231
Equity securities	37,311	—	32,390
Investment real estate	—	10,125	29,732
Mortgage loans	475,885	489,826	154,514
Policy loans	47,068	44,180	39,774
Other invested assets	43,410	39,019	19,407
Disposals of property and equipment	—	1,406	454
Distributions from affiliates and subsidiaries	15,469	12,051	21,624
Changes in intercompany loans	—	—	(5,212)
Payment for the purchase/origination of:
Bonds - held-to-maturity	(891,257)	(1,283,195)	(1,452,949)
Bonds - available for sale	(382,652)	(408,027)	(429,143)
Equity securities	—	—	(963)
Investment real estate	(18,281)	(18,097)	(13,628)
Mortgage loans	(642,227)	(674,752)	(526,672)
Policy loans	(29,676)	(36,255)	(33,466)
Other invested assets	(45,206)	(39,971)	(42,254)
Additions to property and equipment	(16,714)	(15,834)	(5,374)
Contributions to unconsolidated affiliates	(5,207)	(3,928)	(6,254)
Change in short-term investments	156,087	116,343	192,084
Change in investment in subsidiaries	(33,338)	(3,042)	(10,010)
Other, net	(388)	9,815	29,901

Net cash provided by (used in) investing activities	100,473	(870,849)	(965,979)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,056,526	1,902,874	1,641,541
Policyholders’ account withdrawals	(1,244,382)	(1,303,244)	(957,096)
Dividends to stockholders	(82,657)	(82,609)	(82,607)

Net cash provided by (used in) financing activities	(270,513)	517,021	601,838

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,710	4,018	(7,493)
Beginning of the year	35,119	31,101	38,594

End of year	$172,829	$35,119	$31,101

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

		Future Policy				Benefits,	Amortization
	Deferred	Benefits, Policy and				Claims, Losses	of Deferred
	Policy	Contract Claims			Net	and	Policy	Other
	Acquisition	and Participating	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Policyholder Share	Premiums	Revenue	Income (1)	Expenses	Costs	Expenses (2)	Written
2012
Corportate & Other	$—	$—	$—	$—	$64,944	$—	$—	$61,535	$—
Life	653,416	4,407,753	36,056	281,621	235,712	340,003	73,710	183,040	—
Annuities	406,540	11,035,348	—	116,393	603,349	156,619	90,523	45,317	—
Health	49,206	376,173	50,366	223,773	11,789	155,825	16,908	44,966	—
Property & Casualty	138,513	896,660	671,110	1,082,386	69,604	793,281	227,749	120,888	1,047,211

Total	$1,247,675	$16,715,934	$757,532	$1,704,173	$985,398	$1,445,728	$408,890	$455,746	$1,047,211

2011 (As adjusted)
Corportate & Other	$—	$—	$—	$—	$66,699	$—	$—	$45,021	$—
Life	651,580	4,402,115	38,852	277,724	238,275	344,328	74,775	173,188	—
Annuities	463,036	10,878,074	4	94,753	577,707	135,735	86,852	72,201	—
Health	55,096	367,531	55,811	231,793	13,413	159,289	20,987	47,160	—
Property & Casualty	150,981	911,073	702,731	1,144,342	72,071	873,208	226,675	124,336	1,137,445

Total	$1,320,693	$16,558,793	$797,398	$1,748,612	$968,165	$1,512,560	$409,289	$461,906	$1,137,445

2010 (As adjusted)
Corportate & Other	$—	$—	$—	$—	$53,317	$—	$—	$38,695	$—
Life	646,894	4,227,513	45,875	282,160	234,905	294,177	79,609	178,278	—
Annuities	440,328	10,130,588	—	174,193	535,581	205,948	71,686	71,202	—
Health	64,268	248,867	65,631	263,294	15,492	184,554	22,924	49,627	—
Property & Casualty	135,016	927,026	712,793	1,158,261	72,620	923,736	234,988	124,410	1,154,415

Total	$1,286,506	$15,533,994	$824,299	$1,877,908	$911,915	$1,608,415	$409,207	$462,212	$1,154,415

(1)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital & surplus.
(2)	Identifiable expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium ratio within the respective lines.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

(in thousands)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net
Year Ended December 31, 2012
Life insurance in-force	$72,884,984	$30,477,364	$103,576	$42,511,196	0.2%

Premiums earned
Life and Annuity	$488,891	$93,066	$2,189	$398,014	0.5
Accident and health	269,373	197,759	152,159	223,773	68.0
Property and casualty	1,212,814	135,598	5,170	1,082,386	0.5

Total premiums	$1,971,078	$426,423	$159,518	$1,704,173	9.4

Year Ended December 31, 2011
Life insurance in-force	$69,912,598	$31,659,740	$244,028	$38,496,886	0.6

Premiums earned
Life and Annuity	$461,711	$92,208	$2,974	$372,477	0.8
Accident and health	250,788	161,983	142,988	231,793	61.7
Property and casualty	1,266,411	126,237	4,168	1,144,342	0.4

Total premiums	$1,978,910	$380,428	$150,130	$1,748,612	8.6

Year Ended December 31, 2010
Life insurance in-force	$69,318,974	$31,616,049	$479,528	$38,182,453	1.3

Premiums earned
Life and Annuity	$541,096	$90,459	$5,716	$456,353	1.3
Accident and health	279,093	120,563	104,764	263,294	39.8
Property and casualty	1,275,722	121,836	4,375	1,158,261	0.4

Total premiums	$2,095,911	$332,858	$114,855	$1,877,908	6.1

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

		Additions	Deductions
	Balance at				Balance at
	Beginning of	Charged to		Change in	End of
	Period	Expense	Written off	Estimate (1)	Period
2012
Investment valuation allowances:
Mortgage loans on real estate	$11,321	$2,973	$(2,277)	$(5)	$12,012

2011
Investment valuation allowances:
Mortgage loans on real estate	$13,788	$—	$(1,900)	$(567)	$11,321

2010
Investment valuation allowances:
Mortgage loans on real estate	$23,290	$(394)	$(1,676)	$(7,432)	$13,788

(1)	Decrease in the required valuation allowance for mortgage loans as a result of changes to the estimate in calculating the mortgage loan allowance based on enhanced methodology.

See accompanying Report of Independent Registered Public Accounting Firm.