Form 10-K/A
period 2012-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2013-03-11
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of American National Insurance Company filed with the U.S. Securities and Exchange Commission on March 8, 2013 for the purpose of amending the Consent of Independent Registered Certified Public Accounting Firm to correct a typographical error with respect to the date of such consent. There are no other changes to the consent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY

Date: March 8, 2013	By:	/s/ Robert L. Moody
	Name:	Robert L. Moody
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2013	By:	/s/ John J. Dunn, Jr.
	Name:	John J. Dunn, Jr.
	Title:	Corporate Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Basic Documents

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).