Form 10-Q
period 2013-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2013-05-07
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, there were 26,893,412 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost
(Fair Value $9,860,707 and $9,840,751)	$9,061,438	$9,009,282
Fixed maturity, bonds available-for-sale, at fair value
(Amortized cost $4,418,001 and $4,316,467)	4,769,136	4,665,576
Equity securities, at fair value
(Cost $720,022 and $688,579)	1,208,788	1,075,439
Mortgage loans on real estate, net of allowance	3,170,510	3,143,011
Policy loans	393,710	395,333
Investment real estate, net of accumulated depreciation of $224,999 and $223,462	513,400	511,233
Short-term investments	233,101	313,086
Other invested assets	147,203	125,104

Total investments	19,497,286	19,238,064

Cash and cash equivalents	113,179	303,008
Investments in unconsolidated affiliates	264,550	248,425
Accrued investment income	208,733	207,314
Reinsurance recoverables	407,297	418,743
Prepaid reinsurance premiums	53,092	56,826
Premiums due and other receivables	287,050	283,446
Deferred policy acquisition costs	1,234,235	1,247,675
Property and equipment, net	90,349	92,695
Current tax receivable	5,248	14,578
Other assets	151,170	154,911
Separate account assets	888,388	841,389

Total assets	$23,200,577	$23,107,074

LIABILITIES
Future policy benefits
Life	$2,639,925	$2,650,822
Annuity	827,777	811,192
Accident and health	68,112	69,962
Policyholders’ account balances	11,453,825	11,555,201
Policy and contract claims	1,362,469	1,340,366
Unearned premium reserve	752,479	757,532
Other policyholder funds	296,337	288,391
Liability for retirement benefits	268,110	265,317
Current portion of long-term notes payable	52,627	50,884
Long-term notes payable	112,500	112,500
Deferred tax liabilities, net	135,427	92,150
Other liabilities	395,329	432,041
Separate account liabilities	888,388	841,389

Total liabilities	19,253,305	19,267,747

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value,—Authorized 50,000,000
Issued 30,832,449 and 30,832,449,
Outstanding 26,893,412 and 26,836,664 shares	30,832	30,832
Additional paid-in capital	2,702	—
Accumulated other comprehensive income	307,754	242,010
Retained earnings	3,692,541	3,653,280
Treasury stock, at cost	(97,465)	(98,286)

Total American National Insurance Company stockholders’ equity	3,936,364	3,827,836
Noncontrolling interest	10,908	11,491

Total stockholders’ equity	3,947,272	3,839,327

Total liabilities and stockholders’ equity	$23,200,577	$23,107,074

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended March 31,
	2013	2012
PREMIUMS AND OTHER REVENUE
Premiums
Life	$68,655	$66,451
Annuity	32,696	28,412
Accident and health	52,729	57,054
Property and casualty	265,689	273,169
Other policy revenues	49,998	48,047
Net investment income	251,366	255,696
Realized investment gains (losses)	18,538	9,808
Other-than-temporary impairments	(1,587)	(2,837)
Other income	6,961	6,875

Total premiums and other revenues	745,045	742,675

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	81,502	83,823
Annuity	40,695	39,245
Claims incurred
Accident and health	38,968	44,675
Property and casualty	189,594	187,552
Interest credited to policyholders’ account balances	111,106	124,864
Commissions for acquiring and servicing policies	85,123	95,514
Other operating expenses	124,575	101,993
Change in deferred policy acquisition costs	11,334	1,638

Total benefits, losses and expenses	682,897	679,304

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	62,148	63,371

Less: Provision (benefit) for federal income taxes
Current	4,964	7,287
Deferred	6,353	9,696

Total provision (benefit) for federal income taxes	11,317	16,983
Equity in earnings (losses) of unconsolidated affiliates, net of tax	8,577	(1,881)

Net income (loss)	59,408	44,507
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(563)	(709)

Net income (loss) attributable to American National Insurance Company	$59,971	$45,216

Amounts available to American National Insurance Company common stockholders
Earnings per share
Basic	$2.24	$1.70
Diluted	2.23	1.69
Weighted average common shares outstanding	26,763,896	26,565,164
Weighted average common shares outstanding and dilutive potential common shares	26,887,151	26,758,955

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended March 31,
	2013	2012
Net income (loss)	$59,408	$44,507

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	62,719	76,531
Foreign currency transaction and translation adjustments	149	152
Defined benefit plan adjustment	2,876	2,668

Other comprehensive income (loss)	65,744	79,351

Total comprehensive income (loss)	125,152	123,858
Less: Comprehensive income (loss) attributable to noncontrolling interest	(563)	(709)

Total comprehensive income (loss) attributable to American National Insurance Company	$125,715	$124,567

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Three months ended March 31,
	2013	2012
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	—	—
Reissuance of treasury shares	2,920	(203)
Income tax effect from restricted stock arrangement	79	(534)
Amortization of restricted stock	(297)	2,163

Balance at end of period	2,702	1,426

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	242,010	159,403
Other comprehensive income (loss)	65,744	79,351

Balance at end of the period	307,754	238,754

Retained Earnings
Balance as of January 1,	3,653,280	3,545,546
Net income (loss) attributable to American National Insurance Company	59,971	45,216
Cash dividends to common stockholders ($0.77 per share)	(20,710)	(20,667)

Balance at end of the period	3,692,541	3,570,095

Treasury Stock
Balance as of January 1,	(98,286)	(98,490)
Reissuance of treasury shares	821	203

Balance at end of the period	(97,465)	(98,287)

Noncontrolling Interest
Balance as of January 1,	11,491	12,947
Contributions	1	45
Distributions	(21)	(7)
Gain (loss) attributable to noncontrolling interest	(563)	(709)

Balance at end of the period	10,908	12,276

Total Stockholders’ Equity	$3,947,272	$3,755,096

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$59,408	$44,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Realized investment (gains) losses	(18,538)	(9,808)
Other-than-temporary impairments	1,587	2,837
Accretion (amortization) of discounts, premiums and loan origination fees	389	1,890
Net capitalized interest on policy loans and mortgage loans	(7,633)	(7,358)
Depreciation	8,452	8,854
Interest credited to policyholders' account balances	111,106	124,864
Charges to policyholders’ account balances	(49,998)	(48,047)
Deferred federal income tax (benefit) expense	6,353	9,696
Deferral of policy acquisition costs	(91,539)	(98,346)
Amortization of deferred policy acquisition costs	102,873	99,984
Equity in (earnings) losses of unconsolidated affiliates	(8,577)	1,881
Distributions from equity method investments	9,760	2,087
Changes in:
Policyholder liabilities	23,743	8,686
Reinsurance recoverables	11,446	24,836
Premiums due and other receivables	(3,604)	(8,907)
Accrued investment income	(1,419)	(3,078)
Current tax receivable/payable	9,330	12,383
Liability for retirement benefits	2,793	372
Prepaid reinsurance premiums	3,734	1,437
Other, net	(52,038)	(52,670)

Net cash provided by (used in) operating activities	117,628	116,100

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Bonds—held-to-maturity	448,034	402,772
Bonds—available for sale	211,884	114,739
Equity securities	31,099	20,548
Investment real estate	8,597	—
Mortgage loans	111,110	43,174
Policy loans	16,718	16,788
Other invested assets	12,263	10,817
Disposals of property and equipment	1,613	—
Distributions from unconsolidated affiliates	11,664	4,328
Payment for the purchase/origination of
Bonds—held-to-maturity	(505,265)	(469,511)
Bonds—available for sale	(307,986)	(185,775)
Equity securities	(55,442)	—
Investment real estate	(10,426)	(7,188)
Mortgage loans	(136,576)	(96,355)
Policy loans	(5,967)	(10,336)
Other invested assets	(11,709)	(10,524)
Additions to property and equipment	(2,838)	(5,876)
Contributions to unconsolidated affiliates	(23,653)	(12,334)
Change in short-term investments	79,985	117,117
Other, net	903	137

Net cash provided by (used in) investing activities	(125,992)	(67,479)

FINANCING ACTIVITIES
Policyholders’ account deposits	219,078	290,831
Policyholders’ account withdrawals	(381,556)	(319,047)
Change in notes payable	1,743	(1,023)
Dividends to stockholders	(20,710)	(20,667)
Proceeds from (payments to) noncontrolling interest	(20)	38

Net cash provided by (used in) financing activities	(181,465)	(49,868)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,829)	(1,247)
Beginning of the year	303,008	102,114

End of year	$113,179	$100,867

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

American National Insurance Company and its consolidated subsidiaries (collectively “American National”) offer a broad spectrum of insurance products, including individual and group life insurance, health insurance, annuities, and property and casualty insurance. Through non-insurance subsidiaries, American National invests in stocks and real estate. Business is conducted in all 50 states, the District of Columbia, Puerto Rico, Guam and American Samoa. The majority of revenues are generated by the insurance business. Various distribution systems are utilized, including multiple-line exclusive agents, independent agents, third-party marketing organizations, career agents, and direct sales to the public.

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

The interim consolidated financial statements and notes herein are unaudited and reflect all adjustments which management considers necessary for the fair presentation of the consolidated statements of financial position, operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods.

These interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2012. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards—The Financial Accounting Standards Board (“FASB”) issued the following accounting guidance relevant to American National including technical amendments and corrections to make the codification easier to understand and fair value measurement easier to apply. Each became effective for American National on January 1, 2013, and unless stated otherwise did not have a material effect on the consolidated financial statements.

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

In December 2011, the FASB issued guidance that amends the disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose both gross and net information about offsetting and related arrangements. Subsequently, in January 2013, the FASB issued amendments to clarify the scope of this guidance covering only those derivatives accounted for in accordance with the derivatives and hedging guidance of the Codification that are either offsets in accordance with the right of setoff conditions, the balance sheet netting criteria or subject to an enforceable master netting arrangement or similar agreement.

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

Future Adoption of New Accounting Standards—The FASB issued the following significant accounting guidance relevant to American National. Each will become effective for American National on January 1, 2014 and unless stated otherwise, is not expected to have a material effect on the consolidated financial statements.

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

In February 2013, the FASB issued amended guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, except for obligations addressed within existing guidance under US GAAP.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and estimated fair value of investments in securities are shown below (in thousands):

	March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,582	$50	$—	$3,632
U.S. states and political subdivisions	381,081	40,615	(5)	421,691
Foreign governments	29,078	4,155	—	33,233
Corporate debt securities	8,119,293	722,278	(9,096)	8,832,475
Residential mortgage-backed securities	488,346	38,823	(971)	526,198
Collateralized debt securities	2,378	294	—	2,672
Other debt securities	37,680	3,126	—	40,806

Total bonds held-to-maturity	9,061,438	809,341	(10,072)	9,860,707

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	21,881	1,110	(1)	22,990
U.S. states and political subdivisions	582,361	43,642	(766)	625,237
Foreign governments	5,000	2,307	—	7,307
Corporate debt securities	3,683,441	297,833	(11,124)	3,970,150
Residential mortgage-backed securities	77,301	4,464	(192)	81,573
Commercial mortgage-backed securities	20,934	11,074	—	32,008
Collateralized debt securities	17,037	1,431	(18)	18,450
Other debt securities	10,046	1,375	—	11,421

Total bonds available-for-sale	4,418,001	363,236	(12,101)	4,769,136

Equity securities
Common stock	692,332	482,712	(6,553)	1,168,491
Preferred stock	27,690	12,607	—	40,297

Total equity securities	720,022	495,319	(6,553)	1,208,788

Total investments in securities	$14,199,461	$1,667,896	$(28,726)	$15,838,631

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,593	$69	$—	$3,662
U.S. states and political subdivisions	393,541	40,161	(7)	433,695
Foreign governments	29,071	4,367	—	33,438
Corporate debt securities	7,993,167	748,773	(6,782)	8,735,158
Residential mortgage-backed securities	549,384	42,313	(1,195)	590,502
Collateralized debt securities	2,500	321	—	2,821
Other debt securities	38,026	3,449	—	41,475

Total bonds held-to-maturity	9,009,282	839,453	(7,984)	9,840,751

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	19,649	1,156	—	20,805
U.S. states and political subdivisions	570,751	44,792	(105)	615,438
Foreign governments	5,000	2,344	—	7,344
Corporate debt securities	3,582,913	303,908	(14,188)	3,872,633
Residential mortgage-backed securities	89,486	5,165	(266)	94,385
Commercial mortgage-backed securities	20,933	3,509	—	24,442
Collateralized debt securities	17,676	1,448	(33)	19,091
Other debt securities	10,059	1,379	—	11,438

Total bonds available-for-sale	4,316,467	363,701	(14,592)	4,665,576

Equity securities
Common stock	660,889	383,634	(6,739)	1,037,784
Preferred stock	27,690	9,995	(30)	37,655

Total equity securities	688,579	393,629	(6,769)	1,075,439

Total investments in securities	$14,014,328	$1,596,783	$(29,345)	$15,581,766

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

	March 31, 2013
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,024,759	$1,045,015	$505,946	$519,855
Due after one year through five years	2,540,829	2,808,251	1,437,138	1,569,414
Due after five years through ten years	4,891,100	5,354,001	2,064,558	2,238,286
Due after ten years	598,900	648,428	405,359	436,756
Without single maturity date	5,850	5,012	5,000	4,825

Total	$9,061,438	$9,860,707	$4,418,001	$4,769,136

All gains and losses for securities sold throughout the year were determined using specific identification of the securities sold. Proceeds from the sales of these securities, with the realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2013	2012
Proceeds from sales of available-for-sale securities	$76,857	$32,673
Gross realized gains	10,738	11,080
Gross realized losses	(522)	(159)

During the three months ended March 31, 2013, bonds with a carrying value of $13,492,000 were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuer’s creditworthiness became evident. An unrealized loss of $263,000 was established at the time of the transfer. There were no transfers during the same period in 2012.

Net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Three months ended March 31,
	2013	2012
Bonds available-for-sale	$2,026	$35,635
Equity securities	101,906	105,679

Net unrealized gains (losses) on securities during the year	103,932	141,314
Adjustments for:
Deferred policy acquisition costs	(2,106)	(17,505)
Participating policyholders’ interest	(5,091)	(5,852)
Deferred federal income tax benefit (expense)	(34,016)	(41,426)

Net unrealized gains (losses) on securities, net of tax	$62,719	$76,531

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	March 31, 2013
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(5)	$3,193	$—	$80	$(5)	$3,273
Corporate debt securities	(6,985)	566,983	(2,111)	46,872	(9,096)	613,855
Residential mortgage-backed securities	(296)	21,744	(675)	23,957	(971)	45,701

Total bonds held-to-maturity	(7,286)	591,920	(2,786)	70,909	(10,072)	662,829

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	(1)	5,624	—	—	(1)	5,624
U.S. states and political subdivisions	(766)	47,655	—	—	(766)	47,655
Corporate debt securities	(2,083)	228,313	(9,041)	70,342	(11,124)	298,655
Residential mortgage-backed securities	(1)	110	(191)	7,787	(192)	7,897
Collateralized debt securities	(3)	286	(15)	723	(18)	1,009

Total bonds available-for-sale	(2,854)	281,988	(9,247)	78,852	(12,101)	360,840

Equity securities
Common stock	(6,553)	46,918	—	—	(6,553)	46,918

Total equity securities	(6,553)	46,918	—	—	(6,553)	46,918

Total investments in securities	$(16,693)	$920,826	$(12,033)	$149,761	$(28,726)	$1,070,587

	December 31, 2012
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(6)	$914	$(1)	$80	$(7)	$994
Corporate debt securities	(4,394)	319,434	(2,388)	39,632	(6,782)	359,066
Residential mortgage-backed securities	(147)	13,824	(1,048)	24,666	(1,195)	38,490

Total bonds held-to-maturity	(4,547)	334,172	(3,437)	64,378	(7,984)	398,550

Fixed maturity securities, bonds available-for-sale
U.S. states and political subdivisions	(105)	6,523	—	—	(105)	6,523
Corporate debt securities	(2,077)	242,261	(12,111)	70,187	(14,188)	312,448
Residential mortgage-backed securities	(34)	1,527	(232)	8,029	(266)	9,556
Collateralized debt securities	(8)	527	(25)	911	(33)	1,438

Total bonds available-for-sale	(2,224)	250,838	(12,368)	79,127	(14,592)	329,965

Equity securities
Common stock	(6,739)	64,003	—	—	(6,739)	64,003
Preferred stock	(30)	30	—	—	(30)	30

Total equity securities	(6,769)	64,033	—	—	(6,769)	64,033

Total investments in securities	$(13,540)	$649,043	$(15,805)	$143,505	$(29,345)	$792,548

As of March 31, 2013, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible the investee’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	March 31, 2013	December 31, 2012
AAA	5.1%	5.5%
AA	10.9	10.6
A	40.3	38.2
BBB	39.6	41.4
BB and below	4.1	4.3

Total	100.0%	100.0%

American National’s equity securities by market sector distribution are shown below:

	March 31, 2013	December 31, 2012
Consumer goods	20.3%	20.3%
Financials	18.4	18.9
Information technology	15.1	16.9
Energy and utilities	16.6	15.8
Healthcare	13.1	12.7
Industrials	8.8	9.1
Other	7.7	6.3

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and property location of the underlying mortgage collateral. Mortgage loans by property-type and geographic distribution are as follows:

	March 31, 2013	December 31, 2012
Office	31.5%	34.9%
Industrial	25.9	24.0
Retail	18.4	17.7
Hotel and motel	13.3	13.9
Other	10.9	9.5

Total	100.0%	100.0%

	March 31, 2013	December 31, 2012
West South Central	23.2%	23.2%
South Atlantic	22.3	23.0
East North Central	18.3	18.2
Pacific	13.8	13.3
East South Central	6.9	7.1
Mountain	6.7	7.0
Other	8.8	8.2

Total	100.0%	100.0%

There were no loans sold or foreclosed and no significant non-cash transactions occurred during the three months ended March 31, 2013 or 2012.

Credit Quality

Commercial mortgage loan balances placed on nonaccrual status are shown below (in thousands):

	March 31, 2013	December 31, 2012
Commercial mortgages-Retail	$13,354	$13,354

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
Commercial mortgages
Office	$—	$6,438	$—	$6,438	$996,432	$1,002,870
Industrial	—	—	—	—	823,459	823,459
Retail	1,054	—	13,354	14,408	573,835	588,243
Other	—	—	—	—	767,662	767,662

Total	$1,054	$6,438	$13,354	$20,846	$3,161,388	3,182,234

Allowance for loan losses						11,724

Mortgage loans on real estate, net of allowance						$3,170,510

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
Commercial mortgages
Office	$—	$—	$—	$—	$1,100,407	$1,100,407
Industrial	—	—	—	—	755,198	755,198
Retail	—	—	13,354	13,354	547,472	560,826
Other	—	—	—	—	738,592	738,592

Total	$—	$—	$13,354	$13,354	$3,141,669	3,155,023

Allowance for loan losses						12,012

Mortgage loans on real estate, net of allowance						$3,143,011

Total mortgage loans are net of unamortized discounts of $3,872,000 and $4,346,000 and unamortized origination fees of $13,568,000 and $14,076,000 at March 31, 2013 and December 31, 2012, respectively. No unearned income is included in these amounts.

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

The allowance for credit losses and unpaid principal balance in commercial mortgage loans are shown below (in thousands):

	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Allowance for credit losses
December 31, 2012	$11,519	$493	$12,012
Change in allowance	(288)	—	(288)

March 31, 2013	$11,231	$493	$11,724

Recorded Investment
March 31, 2013	$3,090,343	$109,331	$3,199,674

December 31, 2012	$3,063,908	$109,537	$3,173,445

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	Three months ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Retail (related allowance of $493)	$493	$493	$—	$—

Without an allowance recorded
Office	$36,433	$36,433	$36,489	$613
Retail	17,180	17,180	17,180	283
Other	55,225	55,225	55,272	924

Total without an allowance recorded	$108,838	$108,838	$108,941	$1,820

	Year ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Retail (related allowance of $493)	$493	$493	$—	$—

Without an allowance recorded
Office	$36,544	$36,544	$36,710	$2,452
Retail	17,180	17,180	17,329	1,129
Other	55,320	55,320	55,551	3,758

Total without an allowance recorded	$109,044	$109,044	$109,590	$7,339

Troubled Debt Restructurings

A small portion of the mortgage loan portfolio for which American National has granted concessions related to the borrowers’ ability to pay the loans is classified as troubled debt restructurings. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. There were no mortgage loans that have been modified in troubled debt restructurings during the three months ended March 31, 2013 and 2012.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type and geographic distribution are as follows:

	March 31, 2013	December 31, 2012
Shopping centers	41.1%	41.0%
Office buildings	22.0	21.9
Industrial	17.4	18.1
Other	19.5	19.0

Total	100.0%	100.0%

	March 31, 2013	December 31, 2012
West South Central	60.3%	60.8%
South Atlantic	11.2	11.2
East North Central	10.7	10.3
Mountain	6.0	6.2
East South Central	5.3	5.3
Other	6.5	6.2

Total	100.0%	100.0%

American National and its wholly-owned subsidiaries regularly invest in real estate partnerships and joint ventures. American National participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must be used first to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2013 or 2012.

The assets and liabilities relating to VIEs which are consolidated in American National’s financial statements are as follows (in thousands):

	March 31, 2013	December 31, 2012
Investment real estate	$162,818	$162,502
Short-term investments	674	969
Cash and cash equivalents	3,936	3,671
Accrued investment income	2,035	2,641
Other receivables	12,509	11,709
Other assets	6,744	6,487

Total assets of consolidated VIEs	$188,716	$187,979

Notes payable	$165,127	$163,384
Other liabilities	8,475	6,647

Total liabilities of consolidated VIEs	$173,602	$170,031

The total notes payable in the consolidated statements of financial position pertain to the borrowings of American National Insurance Company’s consolidated VIEs. The liability of American National Insurance Company on notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $17,991,000 and $18,063,000 at March 31, 2013 and December 31, 2012, respectively. The average interest rate on the current portion of the notes payable was 4.0% during 2013. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, adjusted LIBOR plus 1.0% and adjusted LIBOR plus 2.5%. Of the long-term notes payable, $12,500,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$103,053	$103,053	$81,548	$81,548

7. DERIVATIVE INSTRUMENTS

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. Equity-indexed contracts include a fixed host universal-life or annuity contract and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands):

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	March 31, 2013			December 31, 2012
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	355	$851,300	$105,254	356	$846,900	$82,625
Equity-indexed embedded derivative	Future policy benefits	25,481	734,400	(93,988)	22,941	722,500	(75,032)

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated	Location in the	Three months ended March 31,
as Hedging Instruments	Consolidated Statements of Operations	2013	2012
Equity-indexed options	Net investment income	$24,340	$19,647
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(20,647)	(18,457)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income, before federal income taxes, is shown below (in thousands):

	Three months ended March 31,
	2013	2012
Bonds	$163,433	$172,279
Equity securities	6,815	6,245
Mortgage loans	51,785	49,758
Real estate	(1,421)	(215)
Options	24,340	19,647
Other invested assets	6,414	7,982

Total	$251,366	$255,696

Realized investment gains (losses), before federal income taxes, are shown below (in thousands):

	Three months ended March 31,
	2013	2012
Bonds	$3,223	$3,810
Equity securities	8,683	7,355
Mortgage loans	288	(1,089)
Real estate	6,383	(252)
Other invested assets	(39)	(16)

Total	$18,538	$9,808

The OTTI losses are shown below (in thousands):

	Three months ended March 31,
	2013	2012
Equity securities	$(1,587)	$(2,837)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$9,061,438	$9,860,707	$9,009,282	$9,840,751
Fixed maturity securities, bonds available-for-sale	4,769,136	4,769,136	4,665,576	4,665,576
Equity securities	1,208,788	1,208,788	1,075,439	1,075,439
Equity-indexed options	105,254	105,254	82,625	82,625
Mortgage loans on real estate, net of allowance	3,170,510	3,426,043	3,143,011	3,441,645
Policy loans	393,710	393,710	395,333	395,333
Short-term investments	233,101	233,101	313,086	313,086
Separate account assets	888,388	888,388	841,389	841,389

Total financial assets	$19,830,325	$20,885,127	$19,525,741	$20,655,844

Financial liabilities
Investment contracts	$9,782,653	$9,782,653	$9,987,431	$9,987,431
Embedded derivative liability for equity-indexed contracts	93,988	93,988	75,032	75,032
Notes payable	165,127	165,127	163,384	163,384
Separate account liabilities	888,388	888,388	841,389	841,389

Total financial liabilities	$10,930,156	$10,930,156	$11,067,236	$11,067,236

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

American National holds a small amount of private placement debt and fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these securities, a quote from an independent broker (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate that the price is indicative only, American National includes these fair value estimates in Level 3.

The pricing of certain commercial mortgage-backed securities use discounted cash flow models and these securities are classified as Level 3 measurements. These models include significant non-observable inputs including an internally determined credit rating of the security and an externally provided credit spread. At March 31, 2013 and December 31, 2012, the modeled discount rate ranges from 5.9% to 6.0%.

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

Equity Securities—For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimate of fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for fixed maturity securities. These estimates are disclosed as Level 2 measurements. American National tests the accuracy of the information provided by reference to other services regularly.

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

Embedded Derivative—The embedded derivative liability for equity-indexed contracts is measured at fair value and is recalculated each reporting period using equity option pricing models. To validate the assumptions used to price the embedded derivative liability, American National measures and compares embedded derivative returns against the returns of equity options held to hedge the liability cash flows.

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. This volatility assumption is the range of implied volatilities that American National has determined market participants would use to price equity options that match the current derivative characteristics of our in-force equity-indexed contracts. Implied volatility can vary by term and strike price. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At March 31, 2013 and December 31, 2012, the implied volatility used to estimate embedded derivative value ranges from 10.8% to 29.6% and 15.9% to 30.1%, respectively.

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

Quantitative Disclosures

The quantitative disclosures regarding fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2013
	Total Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,632	$—	$3,632	$—
U.S. states and political subdivisions	421,691	—	421,691	—
Foreign governments	33,233	—	33,233	—
Corporate debt securities	8,832,475	—	8,754,161	78,314
Residential mortgage-backed securities	526,198	—	525,143	1,055
Collateralized debt securities	2,672	—	—	2,672
Other debt securities	40,806	—	40,806	—

Total bonds held-to-maturity	9,860,707	—	9,778,666	82,041

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,990	—	22,990	—
U.S. states and political subdivisions	625,237	—	622,712	2,525
Foreign governments	7,307	—	7,307	—
Corporate debt securities	3,970,150	—	3,899,707	70,443
Residential mortgage-backed securities	81,573	—	79,117	2,456
Commercial mortgage-backed securities	32,008	—	—	32,008
Collateralized debt securities	18,450	—	16,519	1,931
Other debt securities	11,421	—	11,421	—

Total bonds available-for-sale	4,769,136	—	4,659,773	109,363

Equity securities
Common stock	1,168,491	1,168,491	—	—
Preferred stock	40,297	40,297	—	—

Total equity securities	1,208,788	1,208,788	—	—

Options	105,254	—	—	105,254
Mortgage loans on real estate	3,426,043	—	3,426,043	—
Policy loans	393,710	—	—	393,710
Short-term investments	233,101	—	233,101	—
Separate account assets	888,388	—	888,388	—

Total financial assets	$20,885,127	$1,208,788	$18,985,971	$690,368

Financial liabilities
Investment contracts	$9,782,653	$—	$—	$9,782,653
Embedded derivative liability for equity-indexed contracts	93,988	—	—	93,988
Notes payable	165,127	—	—	165,127
Separate account liabilities	888,388	—	888,388	—

Total financial liabilities	$10,930,156	$—	$888,388	$10,041,768

	Fair Value Measurement as of December 31, 2012
	Total Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,662	$—	$3,662	$—
U.S. states and political subdivisions	433,695	—	433,695	—
Foreign governments	33,438	—	33,438	—
Corporate debt securities	8,735,158	—	8,662,164	72,994
Residential mortgage-backed securities	590,502	—	589,441	1,061
Collateralized debt securities	2,821	—	—	2,821
Other debt securities	41,475	—	41,475	—

Total bonds held-to-maturity	9,840,751	—	9,763,875	76,876

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	20,805	—	20,805	—
U.S. states and political subdivisions	615,438	—	612,913	2,525
Foreign governments	7,344	—	7,344	—
Corporate debt securities	3,872,633	—	3,796,949	75,684
Residential mortgage-backed securities	94,385	—	91,938	2,447
Commercial mortgage-backed securities	24,442	—	—	24,442
Collateralized debt securities	19,091	—	17,156	1,935
Other debt securities	11,438	—	11,438	—

Total bonds available-for-sale	4,665,576	—	4,558,543	107,033

Equity securities
Common stock	1,037,784	1,037,784	—	—
Preferred stock	37,655	37,652	—	3

Total equity securities	1,075,439	1,075,436	—	3

Options	82,625	—	—	82,625
Mortgage loans on real estate	3,441,645	—	3,441,645	—
Policy loans	395,333	—	—	395,333
Short-term investments	313,086	—	313,086	—
Separate account assets	841,389	—	841,389	—

Total financial assets	$20,655,844	$1,075,436	$18,918,538	$661,870

Financial liabilities
Investment contracts	$9,987,431	$—	$—	$9,987,431
Embedded derivative liability for equity-indexed contracts	75,032	—	—	75,032
Notes payable	163,384	—	—	163,384
Separate account liabilities	841,389	—	841,389	—

Total financial liabilities	$11,067,236	$—	$841,389	$10,225,847

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

	Investment Securities	Equity- Indexed Options	Embedded Derivative Liability
Beginning balance, 2012	$99,918	$65,188	$(63,275)
Total realized and unrealized investment gains/losses
Included in other comprehensive income	3,678	—	—
Net fair value change included in realized gains/losses	(17)	—	—
Net gain (loss) for derivatives included in net investment income	—	17,798	—
Net change included in interest credited	—	—	(18,457)
Purchases, sales and settlements or maturities
Purchases	18	4,341	—
Sales	(2,502)	—	—
Settlements or maturities	(178)	(2,621)	—
Premiums less benefits	—	—	3,078

Ending balance March 31, 2012	$100,917	$84,706	$(78,654)

		Equity-	Embedded
	Investment	Indexed	Derivative
	Securities	Options	Liability
Beginning balance, 2013	$183,912	$82,625	$(75,032)
Total realized and unrealized investment gains/losses
Included in other comprehensive income	9,188	—	—
Net fair value change included in realized gains/losses	203	—	—
Net gain (loss) for derivatives included in net investment income	—	22,466	—
Net change included in interest credited	—	—	(20,647)
Net capitalized interest
Purchases, sales and settlements or maturities
Purchases	1,975	3,290	—
Sales	(3,874)	—	—
Settlements or maturities	—	(3,127)	—
Premiums less benefits	—	—	1,691

Ending balance March 31, 2013	$191,404	$105,254	$(93,988)

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain of $21,580,000 and $17,399,000 relating to assets still held at March 31, 2013 and 2012, respectively.

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

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs and premiums are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Beginning balance 2013	$653,416	$406,540	$49,206	$138,513	$1,247,675
Additions	25,908	13,229	2,575	49,827	91,539
Amortization	(19,959)	(22,652)	(4,124)	(56,138)	(102,873)
Effect of change in unrealized gains on available-for-sale securities	(2,314)	208	—	—	(2,106)

Net change	3,635	(9,215)	(1,549)	(6,311)	(13,440)

Ending balance at March 31, 2013	657,051	397,325	47,657	132,202	1,234,235

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.

11. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

The liability for unpaid claims and claim adjustment expenses (“CAE”) for accident and health, and property and casualty insurance is included in the “Policy and contract claims” in the consolidated statements of financial position and represents the amount estimated for claims that have been reported but not settled and claims incurred but not reported (“IBNR”). Liability for unpaid claims and CAE are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur.

Activities in the liability for unpaid claims and CAE (“claims”) are shown below (in thousands):

	Three months ended March 31,
	2013	2012
Unpaid claims balance, beginning	$1,168,047	$1,180,259
Less reinsurance recoverables	256,885	235,174

Net beginning balance	911,162	945,085

Incurred related to
Current	254,035	258,886
Prior years	(23,037)	(25,720)

Total incurred claims	230,998	233,166

Paid claims related to
Current	92,894	100,383
Prior years	133,698	138,587

Total paid claims	226,592	238,970

Net balance	915,568	939,281
Plus reinsurance recoverables	240,844	232,251

Unpaid claims balance, ending	$1,156,412	$1,171,532

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and CAE attributable to insured events of prior years decreased by approximately $23,037,000 during the first three months of 2013 and $25,720,000 during the same period in 2012.

12. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2013		2012
	Amount	Rate	Amount	Rate
Income tax expense on pre-tax income	$21,752	35.0%	$22,180	35.0%
Tax-exempt investment income	(1,623)	(2.6)	(1,905)	(3.0)
Dividend exclusion	(1,471)	(2.4)	(1,469)	(2.3)
Miscellaneous tax credits, net	(1,961)	(3.2)	(2,111)	(3.3)
Other items, net	(5,380)	(8.6)	288	0.4

Total	$11,317	18.2%	$16,983	26.8%

There were no federal income tax payments or refunds during the three months ended March 31, 2013. American National received net refunds of $6,425,000 during the three months ended March 31, 2012.

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	March 31,	December 31,
	2013	2012
DEFERRED TAX ASSETS
Investments, principally due to impairment losses	$69,131	$70,103
Investment in real estate and other invested assets principally due to investment valuation allowances	7,583	7,259
Policyholder funds, principally due to policy reserve discount	228,822	229,429
Policyholder funds, principally due to unearned premium reserve	31,689	30,337
Participating policyholders’ surplus	37,858	37,014
Pension	95,860	94,847
Commissions and other expenses	7,791	7,889
Tax carryforwards	13,421	23,041
Other assets	—	3,343

Gross deferred tax assets	492,155	503,262

DEFERRED TAX LIABILITIES
Available-for-sale securities, principally due to net unrealized gains	(293,527)	(257,290)
Investment in bonds, principally due to accrual of discount on bonds	(8,964)	(9,415)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(323,280)	(327,245)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(1,083)	(1,462)
Other Liabilities	(728)	—

Gross deferred tax liabilities	(627,582)	(595,412)

Total net deferred tax liability	$(135,427)	$(92,150)

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of March 31, 2013 and December 31, 2012. However, if not utilized beforehand, approximately $13,421,000 in ordinary loss tax carryforwards will expire at the end of tax year 2033.

The statute of limitations for the examination of federal income tax returns by the IRS for years 2006 to 2011 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established, and no interest expense was incurred for 2013 or 2012, relating to uncertain tax positions. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

13. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

The components of and changes in the accumulated other comprehensive income (loss) (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance 2012	$274,837	$(115,485)	$51	$159,403
Unrealized holding gains (losses) arising during the period (net of tax expense $52,330)	97,184			97,184
Unrealized adjustment to DAC (net of tax benefit $5,901)	(11,604)			(11,604)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $2,048)	(3,804)			(3,804)
Foreign currency adjustment (net of tax expense $82)			152	152
Amounts reclassified from AOCI (net of tax benefit $2,955 and expense $1,437)	(5,245)	2,668		(2,577)

Ending balance at March 31, 2012	$351,368	$(112,817)	$203	$238,754

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance 2013	$370,842	$(129,003)	$171	$242,010
Unrealized holding gains (losses) arising during the period (net of tax expense $39,671)	73,674			73,674
Unrealized adjustment to DAC (net of tax benefit $439)	(1,667)			(1,667)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $1,782)	(3,309)			(3,309)
Foreign currency adjustment (net of tax expense $80)			149	149
Amounts reclassified from AOCI (net of tax benefit $3,434 and expense $1,549)	(5,979)	2,876		(3,103)

Ending balance at March 31, 2013	$433,561	$(126,127)	$320	$307,754

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31,	December 31,
	2013	2012
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,939,037)	(3,995,785)

Outstanding shares	26,893,412	26,836,664
Restricted shares	(195,334)	(185,334)

Unrestricted outstanding shares	26,698,078	26,651,330

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

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2012	108,951	$111.31	185,334	$109.13	127,059	$75.06
Granted	—	—	10,000	80.05	71,084	80.05
Exercised	(200)	66.76	—	—	(74,580)	77.03
Forfeited	(134)	66.76	—	—	(99)	77.20
Expired	(4,600)	111.95	—	—	—	—

Outstanding at March 31, 2013	104,017	$111.42	195,334	$107.64	123,464	$76.74

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life	2.6 years	4.8 years	2.4 years
Weighted-average exercise price	$111.42	$107.64	$76.74
Exercisable shares	88,292	N/A	—
Weighted-average exercise price Exercisable shares	$111.27	N/A	N/A

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting. The fair value of the SARs was $34,000 and $3,000 at March 31, 2013 and December 31, 2012, respectively. Compensation expense was recorded totaling $32,000 for the three months ended March 31, 2013, and a credit to compensation expense was recorded totaling $2,000 for the three months ended March 31, 2012.

Effective December 31, 2012, the settlement provision within outstanding RSU awards was modified to allow the recipient of the awards to settle the vested RSUs in either cash or American National’s common stock. This change in the settlement provision is expected to apply to all future issuance of RSU awards. Prior to the modification, vested RSUs were converted to American National’s common stock on a one-for-one basis. This modification changes the award classification from equity to liability award. At the date of modification, American National recorded a liability of $7,974,000 with a corresponding reduction in additional paid-in capital. The liability will be remeasured and adjusted for changes in the fair value each reporting period through the vesting date. The fair value of the liability was $4,579,000 and $7,974,000 at March 31, 2013 and December 31, 2012, respectively. RSUs generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. Compensation expense of $5,563,000 and $1,493,000 was recorded for the three months ended March 31, 2013 and 2012, respectively. The modification, which was applied consistently to all participants added an incremental cost of $1,408,000.

RS Awards entitle the participant to full dividend and voting rights. Each award has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and these awards feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock for 350,334 shares has been granted at an exercise price of zero, of which 195,334 shares are unvested. The compensation expense recorded was $505,000 and $670,000 for the three months ended March 31, 2013 and 2012, respectively.

Earnings (loss) per share

Basic earnings (losses) per share were calculated using a weighted-average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows (in thousands, except share-related data):

	Three months ended March 31,
	2013	2012
Weighted average shares outstanding	26,763,896	26,565,164
Incremental shares from RS awards and RSUs	123,255	193,791

Total shares for diluted calculations	26,887,151	26,758,955
Net income (loss) attributable to American National Insurance Company	$59,971	$45,216

Basic earnings (loss) per share	$2.24	$1.70
Diluted earnings (loss) per share	2.23	1.69

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis, over that determined on a statutory basis. At March 31, 2013 and December 31, 2012, American National Insurance Company’s statutory capital and surplus was $2,376,889,000 and $2,260,268,000, respectively.

Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Net assets of insurance subsidiaries were approximately $1,557,463,000 and $1,535,082,000 at March 31, 2013 and December 31, 2012, respectively.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it complete control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at March 31, 2013 and December 31, 2012.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the joint ventures’ other partners are shown as noncontrolling interests, of $4,158,000 and $4,741,000 at March 31, 2013 and December 31, 2012, respectively.

15. SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in Note 2. All income and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Income and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•

Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of equity allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations by operating segments (in thousands):

	Three months ended March 31,
	2013	2012
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$6,004	$7,556
Annuity	27,334	23,734
Health	(686)	(1,452)
Property and casualty	12,909	24,560
Corporate and other	16,587	8,973

Total	$62,148	$63,371

16. COMMITMENTS AND CONTINGENCIES

Commitments

American National had aggregate commitments at March 31, 2013, to purchase, expand or improve real estate, to fund fixed interest into mortgage loans, and to purchase other invested assets of $269,983,000, of which $206,225,000 is expected to be funded in 2013. The remaining $63,758,000 will be funded in 2014 and beyond.

In September 2012, American National renewed an existing $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2013 and December 31, 2012, the outstanding letters of credit were $33,495,000 and $33,696,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2013. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2013, was approximately $206,376,000, while the total cash values of the related life insurance policies was approximately $211,857,000.

Litigation

American National and certain subsidiaries, in common with the insurance industry in general, are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management’s changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our consolidated financial position, liquidity or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to American National is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

17. RELATED PARTY TRANSACTIONS

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

		Dollar Amount of Transactions		Amount due to/(from) American National
		Three months ended March 31,		March 31,	December 31,
Related Party	Financial Statement Line Impacted	2013	2012	2013	2012
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$280	$260	$8,610	$8,890
Gal-Tex Hotel Corporation	Net investment income	159	179	52	54
Greer, Herz and Adams, LLP	Other operating costs and expenses	2,131	1,958	(429)	(268)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National held a first mortgage loan issued to Gal-Tex collateralized by hotel property in San Antonio, Texas. This loan was originated in 1999, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2013 and 2012 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not a guarantee of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013, and they include among others:

•	Economic Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low, or unpredictable, interest rates;

•	Operational Risk Factors

•

differences between actual experience regarding mortality, morbidity, persistency, surrenders and investment returns, and our assumptions for establishing liabilities and reserves or for other purposes;

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	Investment and Financial Market Risk Factors

•

fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;

•	lack of liquidity for certain of our investments;

•	risk of investment losses and defaults;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions, which could impact our Medicare Supplement business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses;

•	the effects of extensive government regulation;

•	changes in tax and securities law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability and adequacy of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions; and

•	control of our company by a small number of stockholders.

Overview

We are a diversified insurance and financial services company, offering a broad spectrum of insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.

General Trends

There were no material changes to the general trends we are experiencing, as discussed in the MD&A included in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. There were no material changes in accounting policies since December 31, 2012.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2013	2012	Change
Premiums and other revenues
Premiums	$419,769	$425,086	$(5,317)
Other policy revenues	49,998	48,047	1,951
Net investment income	251,366	255,696	(4,330)
Realized investment gains (losses), net	16,951	6,971	9,980
Other income	6,961	6,875	86

Total premiums and other revenues	745,045	742,675	2,370

Benefits, losses and expenses
Policyholder benefits	122,197	123,068	(871)
Claims incurred	228,562	232,227	(3,665)
Interest credited to policyholder’s account balances	111,106	124,864	(13,758)
Commissions for acquiring and servicing policies	85,123	95,514	(10,391)
Other operating expenses	124,575	101,993	22,582
Change in deferred policy acquisition costs (1)	11,334	1,638	9,696

Total benefits and expenses	682,897	679,304	3,593

Income (loss) before other items and federal income taxes	$62,148	$63,371	$(1,223)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Consolidated earnings were relatively unchanged during the quarter ended March 31, 2013 compared to 2012. The noteworthy fluctuations were:

•	an increase in operating expenses driven primarily by our life, annuity and corporate and other segments,

•	a decrease in interest credited to policyholders’ account balances in our annuity segment, and

•	an increase in realized investment gains in our corporate and other segment.

Results of Operations and Related Information by Segment

Life

Life segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2013	2012	Change
Premiums and other revenues
Premiums	$68,655	$66,451	$2,204
Other policy revenues	46,358	44,652	1,706
Net investment income	56,949	58,905	(1,956)
Other income	507	750	(243)

Total premiums and other revenues	172,469	170,758	1,711

Benefits, losses and expenses
Policyholder benefits	81,502	83,823	(2,321)
Interest credited to policyholder’s account balances	12,787	14,921	(2,134)
Commissions for acquiring and servicing policies	25,589	21,389	4,200
Other operating expenses	52,536	44,293	8,243
Change in deferred policy acquisition costs (1)	(5,949)	(1,224)	(4,725)

Total benefits and expenses	166,465	163,202	3,263

Income (loss) before other items and federal income taxes	$6,004	$7,556	$(1,552)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings decreased during the quarter ended March 31, 2013 compared to 2012 primarily due to increased operating expenses, partially offset by increases in premiums and other policy revenues and a decrease in benefits.

Premiums and other revenues

Revenues from traditional life insurance products include scheduled premium payments from policyholders on whole life and term life products. The change in these premiums is impacted primarily by policy persistency and new sales during the period. Premiums increased during 2013 compared to 2012 primarily resulting from increased sales of term products, following the introduction of a new portfolio of term products during 2012.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. These charges increased during 2013 compared to 2012 primarily due to the growing block of interest-sensitive life policies.

Benefits, losses and expenses

Benefits decreased during the quarter ended March 31, 2013 compared to 2012, primarily as the result of reserve balance decreases outpacing the related increase in benefit payments resulting from our continuation of unclaimed property research within our policies, and the improvement of our process for handling these claims during 2013 compared to 2012.

Commissions increased during 2013 compared to 2012 primarily due to increased sales of our term and equity-indexed universal life products.

Other operating costs and expenses increased during 2013 compared to 2012, as a result of an increase in expenses for share-based compensation under the stock and incentive plan, as well as increases in production bonuses and the growth in our life insurance in-force during 2013.

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2013	2012	Change
Acquisition cost capitalized	$25,908	$17,676	$8,232
Amortization of DAC	(19,959)	(16,452)	(3,507)

Change in DAC (1)	$5,949	$1,224	$4,725

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The change in DAC decreased expenses primarily as a result of an increase in acquisition costs capitalized during 2013 compared to 2012, primarily due to an increase in commissions from higher premiums.

Policy in-force information

The following tables summarize the changes in the Life segment’s in-force amounts (in thousands) and number of policies in-force:

	March 31, 2013	December 31, 2012	Change
Life insurance in-force
Traditional life	$50,160,120	$48,856,459	$1,303,661
Interest-sensitive life	24,356,420	24,132,101	224,319

Total life insurance in-force	$74,516,540	$72,988,560	$1,527,980

Number of policies in-force
Traditional life	$2,062,552	$2,122,666	$(60,114)
Interest-sensitive life	188,343	185,729	2,614

Total number of policies in-force	$2,250,895	$2,308,395	$(57,500)

There was an increase in total life insurance in-force amounts during 2013, while there was a decrease in the total number of policies. The increase in life insurance in-force amounts in our traditional life products is believed to be the result of consumers seeking contract guarantees due to the uncertain economic environment in recent years, while growth in both traditional and interest-sensitive in-force amounts can be attributed to the attractiveness of our new portfolio of products, ease of doing business, and new marketing approaches. The decrease in our policy count during 2013 is attributable to unclaimed property settlements, surrenders and lapses, as well as new business activity generally being comprised of fewer but larger face-value policies.

Annuity

Annuity segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2013	2012	Change
Premiums and other revenues
Premiums	$32,696	$28,412	$4,284
Other policy revenues	3,640	3,395	245
Net investment income	164,045	166,237	(2,192)
Other income	50	41	9

Total premiums and other revenues	200,431	198,085	2,346

Benefits, losses and expenses
Policyholder benefits	40,695	39,245	1,450
Interest credited to policyholder’s account balances	98,319	109,943	(11,624)
Commissions for acquiring and servicing policies	10,393	13,891	(3,498)
Other operating expenses	14,267	7,755	6,512
Change in deferred policy acquisition costs (1)	9,423	3,517	5,906

Total benefits and expenses	173,097	174,351	(1,254)

Income (loss) before other items and federal income taxes	$27,334	$23,734	$3,600

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased in 2013 compared to 2012 primarily due to a decrease in interest credited to policyholders’ account balances which outpaced the related decrease in net investment income, partially offset by an increase in other operating expenses.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2013	2012	Change
Fixed deferred annuity	$64,994	$163,247	$(98,253)
Single premium immediate annuity	56,753	46,011	10,742
Equity-indexed deferred annuity	37,192	22,498	14,694
Variable deferred annuity	29,166	26,382	2,784

Total premium and deposits	188,105	258,138	(70,033)
Less: Policy deposits	155,409	229,726	(74,317)

Total earned premiums	$32,696	$28,412	$4,284

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2013	2012
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,803,197	$9,824,416
Net inflows	58,397	116,636
Surrenders	(272,265)	(190,425)
Fees	(2,362)	(2,196)
Interest credited	96,784	109,283

Account value, end of period	$9,683,751	$9,857,714

Single premium immediate annuity
Reserve, beginning of period	$1,075,638	$978,722
Net inflows	17,524	10,949
Interest and mortality	9,419	10,470

Reserve, end of period	$1,102,581	$1,000,141

Variable deferred annuity
Account value, beginning of period	$417,645	$380,129
Net inflows	28,471	24,907
Surrenders	(30,439)	(36,933)
Fees	(1,248)	(1,169)
Change in market value and other	25,224	33,056

Account value, end of period	$439,653	$399,990

Fixed deferred annuity net inflows decreased during 2013 compared to 2012, primarily resulting from our management of these products to lower sales and to mitigate risks associated with investing in the persistently low interest rate environment.

An equity-indexed annuity allows a policyholder to participate in equity returns while also having certain downside protection from the guaranteed minimum returns defined in the product. Net inflows for this product increased during 2013 compared to 2012 primarily attributed to the attractiveness of this product compared to fixed annuities in the persistently low interest rate environment.

Single premium immediate annuity (“SPIA”) net inflows increased during 2013 compared to 2012, driven primarily by customers entering the market for guaranteed monthly payouts on a portion of their retirement dollars.

Net investment income decreased during 2013 compared to 2012, due to a decrease in investment yields and the decrease in account values of fixed deferred annuities, partially offset by a $4.4 million increase in realized gains from equity options used to hedge risk relating to equity-indexed annuities.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Benefits are highly correlated to the sales volume of SPIA contracts and increased for 2013 compared to 2012.

Commissions decreased for 2013 compared to 2012 primarily due to reduced fixed deferred annuity production as well as decreases in commission rates on certain annuities.

The 2012 expense benefitted from a reduction in accrued expenses relating to final resolution of certain litigation being recorded as interest credited rather than operating expense. Excluding this reduction, the operating expense remained relatively level when comparing 2013 to 2012.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2013	2012	Change
Acquisition cost capitalized	$13,229	$17,570	$(4,341)
Amortization of DAC	(22,652)	(21,087)	(1,565)

Change in DAC (1)	$(9,423)	$(3,517)	$(5,906)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The change in DAC increased expenses primarily as DAC associated with surrenders was amortized, and the lower sales of new deferred annuity contracts resulted in less commissions being paid and deferred.

An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the quarter ended March 31, 2013 and 2012 was 37.1%, and 43.1%, respectively. The decrease in the ratio during 2013 was primarily driven by increased interest spreads.

Options and Derivatives

Shown below is the analysis of the impact to net investment income of the option return, along with the impact to interest credited of the equity-indexed annuity embedded derivative (in thousands):

	Three months ended March 31,
	2013	2012	Change
Net investment income
Without option return	$140,178	$146,736	$(6,558)
Option return	23,867	19,501	4,366
Interest credited to policy account balances
Without embedded derivative	77,900	91,458	(13,558)
Equity-indexed annuity embedded derivative	20,419	18,485	1,934

Net investment income without option return decreased during 2013 primarily due to a decrease in account values of fixed deferred annuities. Interest credited to policyholders’ account balances without embedded derivative return decreased during 2013 due to a decrease in crediting rates and certain non-recurring expenses relating to settled litigation benefitting contract holders’ being charged to interest credited during 2012. Without this charge, the decrease would have amounted to $7.6 million from 2012, consistent with the decrease in net investment income without option return.

The option return, as well as the related equity-indexed annuity embedded derivative return, increased during 2013 compared to 2012 primarily as a result of a larger number of options held during 2013. Excluding this impact, option returns correlate to the 10.0% and 12.0% return of the S&P 500 Index during the quarters ended March 31, 2013 and 2012, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2013	2012	Change
Premiums and other revenues
Premiums	$52,729	$57,054	$(4,325)
Net investment income	2,865	2,974	(109)
Other income	4,206	3,826	380

Total premiums and other revenues	59,800	63,854	(4,054)

Benefits, losses and expenses
Claims incurred	38,968	44,675	(5,707)
Commissions for acquiring and servicing policies	6,572	6,259	313
Other operating expenses	13,397	11,818	1,579
Change in deferred policy acquisition costs (1)	1,549	2,554	(1,005)

Total benefits and expenses	60,486	65,306	(4,820)

Income (loss) before other items and federal income taxes	$(686)	$(1,452)	$766

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Results during the quarter ended March 31, 2013 improved compared to the same period in 2012, driven primarily by a decrease in claims incurred, partially offset by a decrease in premiums.

Premiums and other revenues

Health earned premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended March 31,
	2013		2012
	dollars	percentage	dollars	percentage
Medicare Supplement	$23,460	44.5%	$23,515	41.2%
Medical expense	8,219	15.6	10,045	17.6
Group health	8,067	15.3	10,837	19.0
MGU	4,687	8.9	4,225	7.4
Credit accident and health	3,992	7.6	4,530	7.9
All other	4,304	8.2	3,902	6.8

Total	$52,729	100.0%	$57,054	100.0%

Earned premiums decreased during the quarter ended March 31, 2013 compared to the same period in 2012, primarily resulting from the run-off of our closed block of medical expense insurance plans, which will continue decreasing. In addition, group health premiums, which are calculated as a percentage of claims, decreased proportionally with the decrease in claims.

Our in-force certificates or policies as of the dates indicated are as follows:

	Three months ended March 31,
	2013		2012
	number	percentage	number	percentage
Medicare Supplement	40,306	6.4%	41,545	6.9%
Medical expense	5,409	0.9	7,490	1.3
Group health	19,801	3.2	20,082	3.3
MGU	214,337	34.2	165,738	27.6
Credit accident and health	243,156	38.8	257,255	42.8
All other	103,533	16.5	108,815	18.1

Total	626,542	100.0%	600,925	100.0%

Our total in-force policies increased during the quarter ended March 31, 2013 compared to the same period in 2012. Increases in the MGU line were partially offset by decreases in the credit accident and health and other lines. The MGU line increased due to increased production by existing MGU’s, and the addition of new MGUs.

Benefits, losses and expenses

Claims incurred decreased during the quarter ended March 31, 2013 compared to 2012 primarily as the result of the continued decline in the closed medical expense block and a decrease in group claim submissions.

Other operating expenses increased during the quarter ended March 31, 2013 compared to 2012 due primarily to an accrual on the MGU line for an anticipated payment to a state insurance guaranty pool.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2013	2012	Change
Acquisition cost capitalized	$2,575	$2,532	$43
Amortization of DAC	(4,124)	(5,086)	962

Change in DAC (1)	$(1,549)	$(2,554)	$1,005

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The change in DAC had a smaller impact on expenses during the quarter ended March 31, 2013 compared to the same period in 2012 due to reduced amortization on the declining aggregate health block of business.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2013	2012	Change
Premiums and other revenues
Net premiums written	$268,217	$281,249	$(13,032)
Net premiums earned	$265,689	$273,169	$(7,480)
Net investment income	16,300	17,699	(1,399)
Other income	253	1,709	(1,456)

Total premiums and other revenues	282,242	292,577	(10,335)

Benefits, losses and expenses
Claims incurred	189,594	187,552	2,042
Commissions for acquiring and servicing policies	42,547	53,975	(11,428)
Other operating expenses	30,881	29,699	1,182
Change in deferred policy acquisition costs (1)	6,311	(3,209)	9,520

Total benefits and expenses	269,333	268,017	1,316

Income (loss) before other items and federal income taxes	$12,909	$24,560	$(11,651)

Loss ratio	71.4%	68.7%	2.7
Underwriting expense ratio	30.0	29.5	0.5

Combined ratio	101.4%	98.2%	3.2

Impact of catastrophe events on combined ratio	8.1	4.7	3.4

Combined ratio without impact of catastrophe events	93.3%	93.5%	(0.2)

Gross catastrophe losses	$26,797	$13,970	$12,827
Net catastrophe losses	21,688	13,237	8,451

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings declined during the quarter ended March 31, 2013 compared to 2012 primarily due to an increase in claims incurred associated with catastrophe events.

Premiums and other revenues

Net premiums written decreased during the quarter ended March 31, 2013 compared to 2012 resulting from changes in credit-related property products, which resulted in both lower premium and lower commissions. Net premiums earned decreased due primarily to decreases in our personal auto line. Personal and Commercial product net written premiums were virtually flat overall due to a combination of fewer policies-in-force being offset by rating actions intended to match rates with underlying risks.

Benefits, losses and expenses

Claims incurred increased during the quarter ended March 31, 2013 compared to 2012 as a result of an increase in catastrophe losses. In the first quarter of 2013 there were four catastrophe events with net losses of $21.7 million, compared to $13.3 million from six events during the same period in 2012. The combined ratio, excluding net catastrophe impact, remained relatively flat during 2013 compared to 2012.

Commissions decreased during 2013 compared to 2012 primarily due to a shift from commission to non-commission credit-related property products, which also have lower premiums.

The change in DAC during the quarter ended March 31, 2013 increased total expenses compared to 2012. The higher expense is attributable to capitalized costs on credit-related property products written in prior years being amortized while newer credit-related property products sold with lower revenue and without commissions resulted in lower cost being capitalized in the current period. We regularly review the recoverability of DAC, and if the actual emergence of future profitability were to be substantially lower than estimated, we would accelerate DAC amortization to account for any recoverability issues or premium deficiency. We have not historically experienced these issues with our DAC balances.

Products

Our Property and Casualty segment consists of: (i) Personal, which we market primarily to individuals, represent 59.6% of net premiums written, (ii) Commercial, which focus primarily on agricultural and other commercial markets, represent 32.5% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers represent 7.9% of net premiums written.

Personal Products

Personal products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2013	2012	Change
Net premiums written
Auto	$103,607	$108,339	$(4,732)
Homeowner	46,711	45,262	1,449
Other Personal	9,505	9,365	140

Total net premiums written	159,823	162,966	(3,143)

Net premiums earned
Auto	100,409	107,202	(6,793)
Homeowner	51,511	52,183	(672)
Other Personal	8,902	8,942	(40)

Total net premiums earned	$160,822	$168,327	$(7,505)

Loss ratio
Auto	81.8%	71.2%	10.6
Homeowner	79.4	83.7	(4.3)
Other Personal	46.7	34.8	11.9
Personal line loss ratio	79.1%	73.2%	5.9
Combined Ratio
Auto	103.9%	91.9%	12.0
Homeowner	103.6	107.5	(3.9)
Other Personal	68.5	57.6	10.9
Personal line combined ratio	101.8%	94.9%	6.9

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during 2013 compared to 2012 primarily due to a decline in policies in-force. The loss and combined ratios increased during 2013 compared to 2012 due to an increase in catastrophe-related losses as well as non-catastrophe weather- related losses.

Homeowners: Net premiums written increased during 2013 compared to 2012 primarily due to higher premium rates for policies sold in 2013. The loss and combined ratios decreased during 2013 compared to 2012 due to improved rate adequacy.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. Net premiums written and earned remained substantially unchanged during 2013 compared to 2012. Premiums for these products generally trend with the homeowners and personal automobile lines as policies are typically sold in conjunction with one another.

Commercial Products

Commercial products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2013	2012	Change
Net premiums written
Other Commercial	$37,593	$36,975	$618
Agribusiness	25,702	24,480	1,222
Auto	23,925	24,390	(465)

Total net premiums written	87,220	85,845	1,375

Net premiums earned
Other Commercial	30,789	30,264	525
Agribusiness	26,493	26,081	412
Auto	19,182	19,824	(642)

Total net premiums earned	$76,464	$76,169	$295

Loss ratio
Other Commercial	48.8%	90.0%	(41.2)
Agribusiness	105.8	65.8	40.0
Auto	70.6	70.7	(0.1)
Commercial line loss ratio	74.0%	76.7%	(2.7)
Combined ratio
Other Commercial	78.5%	119.1%	(40.6)
Agribusiness	142.0	100.7	41.3
Auto	96.0	95.1	0.9
Commercial line combined ratio	104.9%	106.5%	(1.6)

Other Commercial: Net premiums written and earned increased during 2013 compared to 2012. The loss and combined ratios during 2013 decreased significantly compared to 2012 primarily due to the frequency and severity of workers’ compensation claims during the period.

Agribusiness Product: Our agribusiness product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased in 2013 as compared to 2012, primarily as a result of increased average premium per policy due to rate increases throughout 2012. The loss and combined ratios increased significantly during 2013 compared to 2012, primarily as the result of an increase in catastrophe losses as well as non-catastrophe weather related losses.

Credit-related property products

Credit-related property products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2013	2012	Change
Net premiums written	$21,174	$32,438	$(11,264)
Net premiums earned	28,403	28,674	(271)
Loss ratio	20.3%	20.9%	(0.6)%
Combined ratio	97.8%	96.6%	1.2%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt. The primary distribution channel for credit-related property insurance is general agents who market to sellers of covered products and financial institutions.

Net premiums written decreased during 2013 compared to 2012 as sales and premiums shift from Guaranteed Auto Protection (“GAP”) Insurance to GAP Waiver, a lower premium debt protection product.

Corporate and Other

Corporate and Other segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2013	2012	Change
Premiums and other revenues
Net investment income	$11,207	$9,881	$1,326
Realized investment gains, net	16,951	6,971	9,980
Other income	1,945	549	1,396

Total premiums and other revenues	30,103	17,401	12,702

Benefits, losses and expenses
Commissions	22	—	22
Other operating expenses	13,494	8,428	5,066

Total benefits and expenses	13,516	8,428	5,088

Income (loss) before other items and federal income taxes	$16,587	$8,973	$7,614

Earnings increased during the quarter ended March 31, 2013 compared to 2012 primarily due to increases in realized gains, partially offset by an increase in other operating expenses. The increase in realized gains was driven primarily by a $6.6 million realized gain on sale of investment real estate in addition to a $1.3 million increase on gains from equity securities. Other operating expenses increased during 2013 due to an increase in interest expense on a new note payable, which related to a joint venture. Other-than-temporary impairments of $1.6 million and $2.8 million during the quarter ended March 31, 2013 and 2012, respectively, are included in “Realized investment gains, net.”

Investments

We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio. Our investment operations are regulated by the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including the setting of investment policies and defining an acceptable risk appetite, are subject to review and approval by our Board of Directors, which is assisted by our Finance Committee and Management Risk Committee.

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

Composition of Invested Assets

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$9,061,438	46.5	$9,009,282	46.8
Bonds available-for-sale, at fair value	4,769,136	24.5	4,665,576	24.3
Equity securities, at fair value	1,208,788	6.2	1,075,439	5.6
Mortgage loans on real estate, net of allowance	3,170,510	16.2	3,143,011	16.2
Policy loans	393,710	2.0	395,333	2.1
Investment real estate, net of accumulated depreciation	513,400	2.6	511,233	2.7
Short-term investments	233,101	1.2	313,086	1.6
Other invested assets	147,203	0.8	125,104	0.7

Total investments	$19,497,286	100.0	$19,238,064	100.0

The increase in our total investments at March 31, 2013 as compared to December 31, 2012 was primarily a result of purchases with the net proceeds of annuity and life premium and investment income.

Each component of our invested assets and its related revenues are described further in the Notes to the Unaudited Consolidated Financial Statements. Additionally, Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 8, 2013 contains a detailed description of the Company’s methodology for evaluating other-than-temporary impairment losses on its investments.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2013, our fixed maturity securities had an estimated fair market value of $14.6 billion, which was $1.1 billion, or 8.5%, above amortized cost. At December 31, 2012, our fixed maturity securities had an estimated fair value of $14.5 billion, which was $1.2 billion, or 8.9%, above amortized cost.

Fixed maturity securities’ estimated fair value, due in one year or less, decreased to $1.6 billion as of March 31, 2013 from $1.7 billion as of December 31, 2012, primarily as a result of maturities in the quarter ended March 31, 2013 and the approaching maturity dates of long-term bonds.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	March 31, 2013			December 31, 2012
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$679,551	$741,914	5.1	$731,004	$796,658	5.5
AA	1,470,401	1,587,559	10.9	1,412,669	1,536,119	10.6
A	5,414,949	5,901,723	40.3	5,044,344	5,549,050	38.2
BBB	5,351,018	5,801,496	39.6	5,538,870	6,004,743	41.4
BB and below	563,520	597,151	4.1	598,862	619,757	4.3

Total	$13,479,439	$14,629,843	100.0	$13,325,749	$14,506,327	100.0

We expect the exposure to below investment grade securities to decrease as these bonds approach maturity. We do not own direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal or Spain.

Equity Securities—Our equity portfolio consists of companies publicly traded on U.S. national stock exchanges; the cost and estimated value of the equity securities are as follows (in thousands):

	March 31, 2013
		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
Common stock	$692,332	$482,712	$(6,553)	$1,168,491	96.7
Preferred stock	27,690	12,607	—	40,297	3.3

Total	$720,022	$495,319	$(6,553)	$1,208,788	100.0

	December 31, 2012
		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
Common stock	$660,889	$383,634	$(6,739)	$1,037,784	96.5
Preferred stock	27,690	9,995	(30)	37,655	3.5

Total	$688,579	$393,629	$(6,769)	$1,075,439	100.0

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 5.1% and 5.5% at March 31, 2013 and December 31, 2012, respectively. It is likely that the weighted average coupon yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of March 31, 2013, we had $393.7 million in policy loans with a loan to surrender value of 58.8%, and at December 31, 2012, we had $395.3 million in policy loans with a loan to surrender value of 59.5%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Short-Term Investments—Short-term investments are primarily commercial paper rated at least A2/P2 by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.

Net Investment Income and Realized Gains (Losses)

Net investment income from bonds and mortgage loans decreased $6.8 million for the quarter ended March 31, 2013, compared to the same period during 2012. The decrease was the result of bonds with lower interest yields making up a larger percentage of our bond portfolio as older bonds purchased when interest rates were higher mature. Net investment income in other asset classes (equity securities, real estate, options and other) increased $2.5 million during 2013 primarily resulting from increased option returns during 2013 compared to 2012.

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

Realized gains increased $10.0 million during the quarter ended March 31, 2013 compared to the same period in 2012, primarily as a result of realized gains on sales of investment real estate and equity securities.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at March 31, 2013 and December 31, 2012 were $839.9 and $736.0 million, respectively; a net gain of $103.9 million for the quarter ended March 31, 2013. Unrealized gains or losses on available-for-sale securities have no impact on earnings. Rather, they are recognized as other comprehensive income or loss, which directly impacts equity. The gross unrealized gains of available-for-sale securities increased $101.3 million to $858.6 million for the quarter ended March 31, 2013 primarily resulting from increases in equity securities. The gross unrealized losses of available-for-sale securities decreased to $18.7 million from $21.4 million. The $2.7 million decrease in gross unrealized losses during the quarter ended March 31, 2013 primarily resulted from recognizing a portion of the unrealized losses as other-than-temporary impairments and including them in realized gains.

The gross unrealized gains of held-to-maturity securities decreased $30.1 million to $809.3 million during the quarter ended March 31, 2013 primarily related to corporate debt securities. The gross unrealized losses of held-to-maturity securities increased $2.1 million to $10.1 million during 2013 primarily related to corporate debt securities.

The fair value of our investment securities is affected by fixed maturity securities approaching maturity and for all investments by various factors, including volatility of financial markets, changes in interest rates and fluctuations in credit spread. We have the ability and intent to hold those securities in unrealized loss positions until a market price recovery or maturity. Further, it is unlikely that we will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time.

Liquidity

Our liquidity requirements have been and are expected to continue to be met by funds from operations, comprised of premiums received from our customers and investment income. The primary use of cash has been and is expected to continue to be payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period and continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flow from operations.

Current continued low-interest rate environments are expected to curtail our appetite to sell the volume of annuity contracts we sold in previous years and to require us to consider higher than historical contributions to our defined benefit plans covering our employees. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs, that would have a significant impact to cash flows from operations. Additionally, we have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. No unusually large capital expenditures are expected in the next 12-24 months.

The funds received as premium payments and deposits are invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. Historically we have not had to liquidate invested assets in order to cover cash flow needs. Our portfolio of highly liquid available-for-sale investment securities are available to meet future liquidity needs as necessary.

Our cash, cash equivalents and short-term investment position was $346.3 million and $616.1 million at March 31, 2013 and December 31, 2012, respectively. The $269.8 million decrease relates primarily to increased opportunity in long-term investments during the quarter.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	March 31,	December 31,
	2013	2012
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,628,610	$3,585,826
AOCI	307,754	242,010

Total American National stockholders’ equity	$3,936,364	$3,827,836

We have notes payable that are not part of our capital resources relating to amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $18.0 million and $18.1 million at March 31, 2013 and December 31, 2012, respectively.

The changes in our capital resources are summarized below (in thousands):

March 31,
2013
Net income	$59,971
Increase (decrease) in unrealized gains	62,719
Minimum pension liability adjustment	2,876
Dividends to shareholders	(20,710)
Other	3,672

Total	$108,528

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. Risk-based capital (“RBC”) is a standard calculated using formulas and instructions from the National Association of Insurance Commissioners (“NAIC”). State laws specify regulatory actions if an insurer’s ratio of statutory capital and surplus to RBC falls below certain levels. The RBC formula for life insurance companies establishes capital requirements for asset, interest rate, market, insurance and business risks. The RBC formula for property and casualty insurance companies establishes capital requirements for asset and underwriting risks including reserve risk.

The achievement of long-term growth will require growth in American National Insurance Company’s statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2012, the levels of our and our insurance subsidiaries’ capital and surplus exceeded the minimum RBC requirements.

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2012. We expect to have the capacity to pay our obligations as they come due.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to third-party marketing operation bank loans discussed in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans, accordingly, management does not foresee any loss related to these arrangements.

Related-Party Transactions

We have various agency, consulting and service arrangements with individuals and corporations that are considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations. For additional details see Note 17, Related Party Transactions, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from those disclosed in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of March 31, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

10.12*	Form of Restricted Stock Agreement for Officers under the American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(grants on or after March 1, 2013)(filed herewith).

10.13*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants on or after March 1, 2013)(filed herewith).

10.14*	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (grants on or after March 1, 2013)(filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for quarterly period ended March 31, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Robert L. Moody
Name: Robert L. Moody
Title: Chairman of the Board, Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
Name: John J. Dunn, Jr.,
Title: Executive Vice President, Corporate Chief Financial Officer

Date: May 7, 2013