Form 10-Q
period 2013-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2013-08-06
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, there were 26,893,544 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $9,388,973 and $9,840,751)	$8,941,077	$9,009,282
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,360,601 and $4,316,467)	4,559,914	4,665,576
Equity securities, at fair value (Cost $724,590 and $688,579)	1,228,603	1,075,439
Mortgage loans on real estate, net of allowance	3,240,456	3,143,011
Policy loans	393,272	395,333
Investment real estate, net of accumulated depreciation of $212,186 and $223,462	437,748	511,233
Short-term investments	171,785	313,086
Other invested assets	156,837	125,104

Total investments	19,129,692	19,238,064

Cash and cash equivalents	113,870	303,008
Investments in unconsolidated affiliates	293,479	248,425
Accrued investment income	199,591	207,314
Reinsurance recoverables	392,968	418,743
Prepaid reinsurance premiums	52,775	56,826
Premiums due and other receivables	308,601	283,446
Deferred policy acquisition costs	1,275,968	1,247,675
Property and equipment, net	98,102	92,695
Current tax receivable	6,699	14,578
Other assets	207,046	154,911
Separate account assets	885,773	841,389

Total assets	$22,964,564	$23,107,074

LIABILITIES
Future policy benefits
Life	$2,661,007	$2,650,822
Annuity	844,304	811,192
Accident and health	67,147	69,962
Policyholders’ account balances	11,267,213	11,555,201
Policy and contract claims	1,304,120	1,340,366
Unearned premium reserve	773,049	757,532
Other policyholder funds	298,284	288,391
Liability for retirement benefits	270,745	265,317
Current portion of long-term notes payable	2,236	50,884
Long-term notes payable	112,500	112,500
Deferred tax liabilities, net	106,501	92,150
Other liabilities	438,835	432,041
Separate account liabilities	885,773	841,389

Total liabilities	19,031,714	19,267,747

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value,—Authorized 50,000,000 Issued 30,832,449 and 30,832,449, Outstanding 26,893,544 and 26,836,664 shares	30,832	30,832
Additional paid-in capital	3,260	—
Accumulated other comprehensive income	252,997	242,010
Retained earnings	3,730,002	3,653,280
Treasury stock, at cost	(97,463)	(98,286)

Total American National Insurance Company stockholders’ equity	3,919,628	3,827,836
Noncontrolling interest	13,222	11,491

Total stockholders’ equity	3,932,850	3,839,327

Total liabilities and stockholders’ equity	$22,964,564	$23,107,074

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
PREMIUMS AND OTHER REVENUE
Premiums
Life	$71,546	$70,699	$140,201	$137,150
Annuity	33,625	34,723	66,321	63,135
Accident and health	53,532	54,712	106,261	111,766
Property and casualty	264,147	268,431	529,836	541,600
Other policy revenues	49,937	49,016	99,935	97,063
Net investment income	246,786	240,563	498,152	496,259
Realized investment gains (losses)	45,140	10,139	63,678	19,947
Other-than-temporary impairments	(1,604)	(5,261)	(3,191)	(8,098)
Other income	10,551	7,940	17,512	14,815

Total premiums and other revenues	773,660	730,962	1,518,705	1,473,637

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	81,573	76,799	163,075	160,622
Annuity	42,600	43,722	83,295	82,967
Claims incurred
Accident and health	33,006	36,475	71,974	81,150
Property and casualty	208,639	244,966	398,233	432,518
Interest credited to policyholders’ account balances	99,770	91,019	210,876	215,883
Commissions for acquiring and servicing policies	93,733	95,528	178,856	191,042
Other operating expenses	129,160	120,151	253,735	222,144
Change in deferred policy acquisition costs	969	3,662	12,303	5,300

Total benefits, losses and expenses	689,450	712,322	1,372,347	1,391,626

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	84,210	18,640	146,358	82,011

Less: Provision (benefit) for federal income taxes
Current	22,415	16,197	27,379	23,484
Deferred	2,388	(18,581)	8,741	(8,885)

Total provision (benefit) for federal income taxes	24,803	(2,384)	36,120	14,599
Equity in earnings (losses) of unconsolidated affiliates, net of tax	1,076	314	9,653	(1,567)

Net income (loss)	60,483	21,338	119,891	65,845
Less: Net income (loss) attributable to noncontrolling interest, net of tax	2,314	832	1,751	123

Net income (loss) attributable to American National Insurance Company	$58,169	$20,506	$118,140	$65,722

Amounts available to American National Insurance Company common stockholders
Earnings per share
Basic	$2.17	$0.77	$4.41	$2.46
Diluted	2.16	0.76	4.39	2.45
Cash dividends to common stockholders	0.77	0.77	1.54	1.54
Weighted average common shares outstanding	26,779,969	26,685,128	26,777,029	26,675,405
Weighted average common shares outstanding and dilutive potential common shares	26,901,347	26,854,595	26,894,798	26,848,258

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$60,483	$21,338	$119,891	$65,845

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	(57,897)	(16,794)	4,822	59,737
Foreign currency transaction and translation adjustments	265	178	414	330
Defined benefit plan adjustment	2,875	2,125	5,751	4,793

Other comprehensive income (loss), net of tax	(54,757)	(14,491)	10,987	64,860

Total comprehensive income (loss)	5,726	6,847	130,878	130,705
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,314	832	1,751	123

Total comprehensive income (loss) attributable to American National Insurance Company	$3,412	$6,015	$129,127	$130,582

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Six months ended June 30,
	2013	2012
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	—	—
Reissuance of treasury shares	2,926	(203)
Income tax effect from restricted stock arrangement	79	(534)
Amortization of restricted stock	255	8,651

Balance at end of period	3,260	7,914

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	242,010	159,403
Other comprehensive income (loss)	10,987	64,860

Balance at end of the period	252,997	224,263

Retained Earnings
Balance as of January 1,	3,653,280	3,545,546
Net income (loss) attributable to American National Insurance Company	118,140	65,722
Cash dividends to common stockholders	(41,418)	(41,331)

Balance at end of the period	3,730,002	3,569,937

Treasury Stock
Balance as of January 1,	(98,286)	(98,490)
Reissuance of treasury shares	823	203

Balance at end of the period	(97,463)	(98,287)

Noncontrolling Interest
Balance as of January 1,	11,491	12,947
Contributions	1	—
Distributions	(21)	(17)
Gain (loss) attributable to noncontrolling interest	1,751	123

Balance at end of the period	13,222	13,053

Total Stockholders’ Equity	$3,932,850	$3,747,712

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$119,891	$65,845
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Realized investment (gains) losses	(63,678)	(19,947)
Other-than-temporary impairments	3,191	8,098
Accretion (amortization) of discounts, premiums and loan origination fees	1,479	2,495
Net capitalized interest on policy loans and mortgage loans	(13,172)	(14,469)
Depreciation	14,973	18,555
Interest credited to policyholders’ account balances	210,876	215,883
Charges to policyholders’ account balances	(99,935)	(97,063)
Deferred federal income tax (benefit) expense	8,741	(8,885)
Equity in (earnings) losses of unconsolidated affiliates	(9,653)	1,567
Distributions from equity method investments	15,873	9,001
Changes in:
Policyholder liabilities	29,894	88,363
Deferred policy acquisition costs	12,303	5,300
Reinsurance recoverables	25,775	16,225
Premiums due and other receivables	(25,155)	(26,037)
Prepaid reinsurance premiums	4,051	4,055
Accrued investment income	7,723	2,688
Current tax receivable/payable	7,879	14,438
Liability for retirement benefits	5,428	1,407
Other, net	(12,848)	(26,453)

Net cash provided by (used in) operating activities	243,636	261,066

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	762,394	703,534
Available-for-sale securities	484,501	245,011
Investment real estate	78,067	—
Mortgage loans	252,379	109,951
Policy loans	29,714	33,875
Other invested assets	7,527	5,324
Disposals of property and equipment	783	98
Distributions from unconsolidated affiliates	21,149	10,212
Payment for the purchase/origination of
Held-to-maturity securities	(706,980)	(610,789)
Available-for-sale securities	(552,322)	(300,943)
Investment real estate	(19,822)	(14,593)
Mortgage loans	(344,240)	(259,093)
Policy loans	(12,012)	(21,495)
Other invested assets	(9,370)	(8,547)
Additions to property and equipment	(10,337)	(12,218)
Contributions to unconsolidated affiliates	(67,235)	(14,423)
Change in short-term investments	141,301	4,132
Other, net	744	5,266

Net cash provided by (used in) investing activities	56,241	(124,698)

FINANCING ACTIVITIES
Policyholders’ account deposits	444,357	608,843
Policyholders’ account withdrawals	(843,286)	(656,544)
Change in notes payable	(48,648)	1,313
Dividends to stockholders	(41,418)	(41,331)
Proceeds from (payments to) noncontrolling interest	(20)	(17)

Net cash provided by (used in) financing activities	(489,015)	(87,736)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,138)	48,632
Beginning of the period	303,008	102,114

End of period	$113,870	$150,746

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

American National Insurance Company and its consolidated subsidiaries (collectively “American National”) offer a broad spectrum of insurance products, including individual and group life insurance, health insurance, annuities, and property and casualty insurance. Through non-insurance subsidiaries, American National invests primarily in stocks and real estate. Business is conducted in 50 states, the District of Columbia, Puerto Rico, Guam and American Samoa. The majority of revenues are generated by the insurance business. Various distribution systems are utilized, including multiple-line exclusive agents, independent agents, third-party marketing organizations, career agents, and direct sales to the public.

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

The interim consolidated financial statements and notes herein are unaudited and reflect all adjustments which management considers necessary for the fair presentation of the interim consolidated statements of financial position, operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows.

The interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2012. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards—The Financial Accounting Standards Board (“FASB”) issued the following accounting guidance relevant to American National, including technical amendments and corrections to make the accounting standards easier to understand and fair value measurement easier to apply. Each became effective for American National on January 1, 2013, and unless stated otherwise, did not have a material effect on the consolidated financial statements:

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

Guidance that amends the disclosures about offsetting assets and liabilities. The new guidance requires disclosures of both gross and net information about offsetting and related arrangements. Subsequently, amendments were issued to clarify the scope of this guidance covering only those derivatives that are either offsets in accordance with the right of setoff conditions, the balance sheet netting criteria or subject to an enforceable master netting arrangement or similar agreement.

Amended guidance on presentation of accumulated other comprehensive income (“AOCI”). The amendments require disclosures about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.

Future Adoption of New Accounting Standards—The FASB issued the following significant accounting guidance relevant to American National. Each will become effective for American National on January 1, 2014 and unless stated otherwise, is not expected to have a material effect on the consolidated financial statements:

Guidance addressing questions on the recognition and classification of fees mandated by the Patient Protection and Affordable Care Act on the health insures’ financial statements. The guidance specifies that the liability for the fee should be recorded in full once the entity provides qualifying health insurance in the applicable calendar year. The corresponding deferred cost is then amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

Amended guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, except for obligations addressed within existing GAAP guidance.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and estimated fair value of investments in securities are shown below (in thousands):

	June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,973	$32	$—	$2,005
U.S. states and political subdivisions	370,477	24,047	(342)	394,182
Foreign governments	29,085	3,223	—	32,308
Corporate debt securities	8,047,408	480,818	(89,646)	8,438,580
Residential mortgage-backed securities	452,074	28,901	(1,883)	479,092
Collateralized debt securities	2,374	267	—	2,641
Other debt securities	37,686	2,479	—	40,165

Total bonds held-to-maturity	8,941,077	539,767	(91,871)	9,388,973

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	21,550	889	(2)	22,437
U.S. states and political subdivisions	601,263	27,328	(10,323)	618,268
Foreign governments	5,000	1,873	—	6,873
Corporate debt securities	3,613,906	203,991	(42,682)	3,775,215
Residential mortgage-backed securities	72,178	3,547	(662)	75,063
Commercial mortgage-backed securities	20,934	12,992	—	33,926
Collateralized debt securities	15,737	1,223	(24)	16,936
Other debt securities	10,033	1,163	—	11,196

Total bonds available-for-sale	4,360,601	253,006	(53,693)	4,559,914

Equity securities
Common stock	696,900	497,164	(8,419)	1,185,645
Preferred stock	27,690	15,361	(93)	42,958

Total equity securities	724,590	512,525	(8,512)	1,228,603

Total investments in securities	$14,026,268	$1,305,298	$(154,076)	$15,177,490

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,593	$69	$—	$3,662
U.S. states and political subdivisions	393,541	40,161	(7)	433,695
Foreign governments	29,071	4,367	—	33,438
Corporate debt securities	7,993,167	748,773	(6,782)	8,735,158
Residential mortgage-backed securities	549,384	42,313	(1,195)	590,502
Collateralized debt securities	2,500	321	—	2,821
Other debt securities	38,026	3,449	—	41,475

Total bonds held-to-maturity	9,009,282	839,453	(7,984)	9,840,751

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	19,649	1,156	—	20,805
U.S. states and political subdivisions	570,751	44,792	(105)	615,438
Foreign governments	5,000	2,344	—	7,344
Corporate debt securities	3,582,913	303,908	(14,188)	3,872,633
Residential mortgage-backed securities	89,486	5,165	(266)	94,385
Commercial mortgage-backed securities	20,933	3,509	—	24,442
Collateralized debt securities	17,676	1,448	(33)	19,091
Other debt securities	10,059	1,379	—	11,438

Total bonds available-for-sale	4,316,467	363,701	(14,592)	4,665,576

Equity securities
Common stock	660,889	383,634	(6,739)	1,037,784
Preferred stock	27,690	9,995	(30)	37,655

Total equity securities	688,579	393,629	(6,769)	1,075,439

Total investments in securities	$14,014,328	$1,596,783	$(29,345)	$15,581,766

The amortized cost and estimated fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2013
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$910,170	$925,314	$542,969	$556,380
Due after one year through five years	2,566,756	2,800,700	1,363,358	1,490,856
Due after five years through ten years	4,913,212	5,084,699	2,048,682	2,097,928
Due after ten years	545,089	573,210	400,592	409,950
Without single maturity date	5,850	5,050	5,000	4,800

Total	$8,941,077	$9,388,973	$4,360,601	$4,559,914

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from the sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Proceeds from sales of available-for-sale securities	$79,191	$5,632	$156,048	$38,305
Gross realized gains	12,612	947	23,350	12,027
Gross realized losses	(4)	(11)	(526)	(170)

All gains and losses for securities sold throughout the year were determined using specific identification of the securities sold. During the six months ended June 30, 2013, bonds with a carrying value of $13,492,000 were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuer’s creditworthiness became evident. An unrealized loss of $263,000 was established at the time of the transfer. There were no transfers during the same period in 2012.

Change in net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Six months ended June 30,
	2013	2012
Bonds available-for-sale	$(149,796)	$57,126
Equity securities	117,153	61,405

Change in net unrealized gains (losses) on securities during the year	(32,643)	118,531
Adjustments for:
Deferred policy acquisition costs	40,596	(22,098)
Participating policyholders’ interest	248	(4,417)
Deferred federal income tax benefit (expense)	(3,379)	(32,279)

Change in net unrealized gains (losses) on securities, net of tax	$4,822	$59,737

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	June 30, 2013
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(342)	$10,545	$—	$—	$(342)	$10,545
Corporate debt securities	(85,632)	1,539,954	(4,014)	36,547	(89,646)	1,576,501
Residential mortgage-backed securities	(1,164)	39,401	(719)	10,982	(1,883)	50,383

Total bonds held-to-maturity	(87,138)	1,589,900	(4,733)	47,529	(91,871)	1,637,429

Fixed maturity securities, bonds available-for-sale
U.S. treasury and other U.S. government corporations and agencies	(2)	9,086	—	—	(2)	9,086
U.S. states and political subdivisions	(10,323)	135,550	—	—	(10,323)	135,550
Corporate debt securities	(38,954)	801,335	(3,728)	65,663	(42,682)	866,998
Residential mortgage-backed securities	(514)	17,684	(148)	2,011	(662)	19,695
Collateralized debt securities	(5)	281	(19)	698	(24)	979

Total bonds available-for-sale	(49,798)	963,936	(3,895)	68,372	(53,693)	1,032,308

Equity securities
Common stock	(8,419)	74,429	—	—	(8,419)	74,429
Preferred stock	(93)	1,907	—	—	(93)	1,907

Total equity securities	(8,512)	76,336	—	—	(8,512)	76,336

Total investments in securities	$(145,448)	$2,630,172	$(8,628)	$115,901	$(154,076)	$2,746,073

	December 31, 2012
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(6)	$914	$(1)	$80	$(7)	$994
Corporate debt securities	(4,394)	319,434	(2,388)	39,632	(6,782)	359,066
Residential mortgage-backed securities	(147)	13,824	(1,048)	24,666	(1,195)	38,490

Total bonds held-to-maturity	(4,547)	334,172	(3,437)	64,378	(7,984)	398,550

Fixed maturity securities, bonds available-for-sale
U.S. states and political subdivisions	(105)	6,523	—	—	(105)	6,523
Corporate debt securities	(2,077)	242,261	(12,111)	70,187	(14,188)	312,448
Residential mortgage-backed securities	(34)	1,527	(232)	8,029	(266)	9,556
Collateralized debt securities	(8)	527	(25)	911	(33)	1,438

Total bonds available-for-sale	(2,224)	250,838	(12,368)	79,127	(14,592)	329,965

Equity securities
Common stock	(6,739)	64,003	—	—	(6,739)	64,003
Preferred stock	(30)	30	—	—	(30)	30

Total equity securities	(6,769)	64,033	—	—	(6,769)	64,033

Total investments in securities	$(13,540)	$649,043	$(15,805)	$143,505	$(29,345)	$792,548

As of June 30, 2013, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible the issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	June 30, 2013	December 31, 2012
AAA	5.0%	5.5%
AA	10.7	10.6
A	41.0	38.2
BBB	39.4	41.4
BB and below	3.9	4.3

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	June 30, 2013	December 31, 2012
Financials	19.6%	18.9%
Consumer goods	19.5	20.3
Energy and utilities	16.1	15.8
Information technology	15.7	16.9
Healthcare	12.4	12.7
Industrials	8.7	9.1
Other	8.0	6.3

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and property location of the underlying mortgage collateral. Mortgage loans by property-type and geographic distribution are as follows:

	June 30, 2013	December 31, 2012
Office	25.9%	34.9%
Industrial	31.3	24.0
Retail	19.4	17.7
Hotel and motel	12.6	13.9
Other	10.8	9.5

Total	100.0%	100.0%

	June 30, 2013	December 31, 2012
West South Central	25.0%	23.2%
South Atlantic	21.3	23.0
East North Central	19.0	18.2
Pacific	13.9	13.3
East South Central	7.4	7.1
Mountain	5.6	7.0
Other	7.8	8.2

Total	100.0%	100.0%

There were no loans sold or foreclosed and no significant non-cash transactions occurred during the six months ended June 30, 2013 or 2012.

Credit Quality

Commercial mortgage loan balances placed on nonaccrual status are shown below (in thousands):

	June 30, 2013	December 31, 2012
Commercial mortgages
Retail	$13,354	$13,354
Office	6,220	—

Total	$19,574	$13,354

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	June 30, 2013
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commercial mortgages
Office	$18,866	$—	$6,220	$25,086	$992,988	$1,018,074
Industrial	—	—	—	—	841,027	841,027
Retail	—	—	13,354	13,354	622,970	636,324
Other	—	—	—	—	758,712	758,712

Total	$18,866	$—	$19,574	$38,440	$3,215,697	3,254,137

Allowance for loan losses						13,681

Mortgage loans on real estate, net of allowance						$3,240,456

	December 31, 2012
	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
Commercial mortgages
Office	$—	$—	$—	$—	$1,100,407	$1,100,407
Industrial	—	—	—	—	755,198	755,198
Retail	—	—	13,354	13,354	547,472	560,826
Other	—	—	—	—	738,592	738,592

Total	$—	$—	$13,354	$13,354	$3,141,669	3,155,023

Allowance for loan losses						12,012

Mortgage loans on real estate, net of allowance						$3,143,011

Total mortgage loans are net of unamortized discounts of $1,490,000 and $4,346,000 and unamortized origination fees of $14,556,000 and $14,076,000 at June 30, 2013 and December 31, 2012, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Collectively	Individually	Collectively	Individually
	Evaluated	Evaluated	Evaluated	Evaluated
	for Impairment	for Impairment	for Impairment	for Impairment
Beginning balance, 2012	$9,640	$493	$10,828	$493
Write down	—	(2,277)	—	(2,277)
Change in allowance	2,233	2,277	1,045	2,277

Ending balance, 2012	$11,873	$493	$11,873	$493

Beginning balance, 2013	$11,231	$493	$11,519	$493
Change in allowance	788	1,169	500	1,169

Ending balance, 2013	$12,019	$1,662	$12,019	$1,662

At June 30, 2013 and 2012, the recorded investment for loans collectively evaluated for impairment was $3,144,566,000 and $2,976,969,000, respectively, and the recorded investment for loans individually evaluated for impairment was $111,936,000 and $105,515,000, respectively.

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Three months ended
With an allowance recorded
Office	$22,209	$799	$—	$—

Without an allowance recorded
Office	$27,904	$30	$26,064	$1,377
Industrial	—	—	890	—
Retail	17,166	282	22,261	(193)
Other	55,043	907	59,698	303

Total	$100,113	$1,219	$108,913	$1,487

Six months ended
With an allowance recorded
Office	$23,450	$799	$—	$—

Without an allowance recorded
Office	$19,417	$643	$45,358	$1,482
Retail	17,166	565	15,224	446
Other	55,125	1,831	45,354	1,520

Total	$91,708	$3,039	$105,936	$3,448

	June 30, 2013		December 31, 2012
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
With an allowance recorded
Retail (related allowance of $493 and $493)	$—	$493	$—	$493
Office (related allowance of $1,169 and $0)	22,209	23,378	—	—

Total with an allowance recorded	$22,209	$23,871	$—	$493

Without an allowance recorded
Office	$19,375	$19,375	$36,544	$36,544
Retail	17,152	17,152	17,180	17,180
Other	54,862	54,862	55,320	55,320

Total without an allowance recorded	$91,389	$91,389	$109,044	$109,044

Troubled Debt Restructurings

A small portion of the mortgage loan portfolio for which American National has granted concessions related to the borrowers’ ability to pay the loans is classified as troubled debt restructurings. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. There was one mortgage loan that has been modified in troubled debt restructurings during the six months ended June 30, 2013, with no such modifications during the same period in 2012. The outstanding recorded investment was $6,432,000 both before and after the modification.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type and geographic distribution are as follows:

	June 30, 2013	December 31, 2012
Shopping centers	33.4%	41.0%
Office buildings	25.7	21.9
Industrial	17.8	18.1
Other	23.1	19.0

Total	100.0%	100.0%

	June 30, 2013	December 31, 2012
West South Central	58.8%	60.8%
South Atlantic	10.7	11.2
East North Central	8.9	10.3
Mountain	6.9	6.2
East South Central	6.4	5.3
Other	8.3	6.2

Total	100.0%	100.0%

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

The assets and liabilities relating to VIEs which are consolidated in American National’s financial statements are as follows (in thousands):

	June 30, 2013	December 31, 2012
Investment real estate	$113,879	$162,502
Short-term investments	674	969
Cash and cash equivalents	2,326	3,671
Accrued investment income	1,927	2,641
Other receivables	8,699	11,709
Other assets	4,603	6,487

Total assets of consolidated VIEs	$132,108	$187,979

Notes payable	$114,736	$163,384
Other liabilities	4,153	6,647

Total liabilities of consolidated VIEs	$118,889	$170,031

The total notes payable in the consolidated statements of financial position pertain to the borrowings of American National Insurance Company’s consolidated VIEs. The liability of American National Insurance Company on notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $12,740,000 and $18,063,000 at June 30, 2013 and December 31, 2012, respectively. The average interest rate on the current portion of the notes payable was 4.0% during 2013. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, adjusted LIBOR plus 1.0% and adjusted LIBOR plus 2.5%. Of the long-term notes payable, $12,500,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$133,192	$133,192	$81,548	$81,548

7. DERIVATIVE INSTRUMENTS

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. Equity-indexed contracts include a fixed host universal-life or annuity contract and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands):

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	June 30, 2013			December 31, 2012
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	366	$884,100	$115,558	356	$846,900	$82,625
Equity-indexed embedded derivative	Future policy benefits	28,400	760,300	100,963	22,941	722,500	75,032

	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated		Three months ended June 30,		Six months ended June 30,
as Hedging Instruments		2013	2012	2013	2012
Equity-indexed options	Net investment income	$10,419	$(8,189)	$34,759	$11,458
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(8,047)	9,447	(28,694)	(9,010)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income, before federal income taxes, is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Bonds	$157,975	$170,443	$321,408	$342,722
Equity securities	8,421	7,508	15,236	13,753
Mortgage loans	56,083	50,749	107,868	100,507
Real estate	352	8,498	(1,069)	8,283
Options	10,419	(8,189)	34,759	11,458
Other invested assets	13,536	11,554	19,950	19,536

Total	$246,786	$240,563	$498,152	$496,259

Realized investment gains (losses), before federal income taxes, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Bonds	$3,696	$9,610	$6,919	$13,420
Equity securities	11,836	2,859	20,519	10,214
Mortgage loans	101	(2,233)	389	(3,322)
Real estate	29,563	—	35,946	(252)
Other invested assets	(56)	(97)	(95)	(113)

Total	$45,140	$10,139	$63,678	$19,947

The OTTI losses are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Equity securities	$(1,604)	$(5,261)	$(3,191)	$(8,098)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,941,077	$9,388,973	$9,009,282	$9,840,751
Fixed maturity securities, bonds available-for-sale	4,559,914	4,559,914	4,665,576	4,665,576
Equity securities	1,228,603	1,228,603	1,075,439	1,075,439
Equity-indexed options	115,558	115,558	82,625	82,625
Mortgage loans on real estate, net of allowance	3,240,456	3,441,676	3,143,011	3,441,645
Policy loans	393,272	393,272	395,333	395,333
Short-term investments	171,785	171,785	313,086	313,086
Separate account assets	885,773	885,773	841,389	841,389

Total financial assets	$19,536,438	$20,185,554	$19,525,741	$20,655,844

Financial liabilities
Investment contracts	$9,581,289	$9,581,289	$9,987,431	$9,987,431
Embedded derivative liability for equity-indexed contracts	100,963	100,963	75,032	75,032
Notes payable	114,736	114,736	163,384	163,384
Separate account liabilities	885,773	885,773	841,389	841,389

Total financial liabilities	$10,682,761	$10,682,761	$11,067,236	$11,067,236

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

The pricing of certain commercial mortgage-backed securities use discounted cash flow models and these securities are classified as Level 3 measurements. These models include significant non-observable inputs including an internally determined credit rating of the security and an externally provided credit spread. At June 30, 2013 and December 31, 2012, the modeled discount rate ranges from 5.9% to 6.0%.

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. This volatility assumption is the range of implied volatilities that American National has determined market participants would use to price equity options that match the current derivative characteristics of our in-force equity-indexed contracts. Implied volatility can vary by term and strike price. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At June 30, 2013 and December 31, 2012, the implied volatility used to estimate embedded derivative value ranges from 15.2% to 31.0% and 15.9.% to 30.1%, respectively.

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

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of June 30, 2013
	Total Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$2,005	$—	$2,005	$—
U.S. states and political subdivisions	394,182	—	394,182	—
Foreign governments	32,308	—	32,308	—
Corporate debt securities	8,438,580	—	8,376,947	61,633
Residential mortgage-backed securities	479,092	—	478,057	1,035
Collateralized debt securities	2,641	—	—	2,641
Other debt securities	40,165	—	40,165	—

Total bonds held-to-maturity	9,388,973	—	9,323,664	65,309

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,437	—	22,437	—
U.S. states and political subdivisions	618,268	—	615,743	2,525
Foreign governments	6,873	—	6,873	—
Corporate debt securities	3,775,215	—	3,760,252	14,963
Residential mortgage-backed securities	75,063	—	72,857	2,206
Commercial mortgage-backed securities	33,926	—	—	33,926
Collateralized debt securities	16,936	—	15,001	1,935
Other debt securities	11,196	—	11,196	—

Total bonds available-for-sale	4,559,914	—	4,504,359	55,555

Equity securities
Common stock	1,185,645	1,185,645	—	—
Preferred stock	42,958	42,955	—	3

Total equity securities	1,228,603	1,228,600	—	3

Options	115,558	—	—	115,558
Mortgage loans on real estate	3,441,676	—	3,441,676	—
Policy loans	393,272	—	—	393,272
Short-term investments	171,785	—	171,785	—
Separate account assets	885,773	—	885,773	—

Total financial assets	$20,185,554	$1,228,600	$18,327,257	$629,697

Financial liabilities
Investment contracts	$9,581,289	$—	$—	$9,581,289
Embedded derivative liability for equity-indexed contracts	100,963	—	—	100,963
Notes payable	114,736	—	—	114,736
Separate account liabilities	885,773	—	885,773	—

Total financial liabilities	$10,682,761	$—	$885,773	$9,796,988

	Fair Value Measurement as of December 31, 2012
	Total Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,662	$—	$3,662	$—
U.S. states and political subdivisions	433,695	—	433,695	—
Foreign governments	33,438	—	33,438	—
Corporate debt securities	8,735,158	—	8,662,164	72,994
Residential mortgage-backed securities	590,502	—	589,441	1,061
Collateralized debt securities	2,821	—	—	2,821
Other debt securities	41,475	—	41,475	—

Total bonds held-to-maturity	9,840,751	—	9,763,875	76,876

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	20,805	—	20,805	—
U.S. states and political subdivisions	615,438	—	612,913	2,525
Foreign governments	7,344	—	7,344	—
Corporate debt securities	3,872,633	—	3,796,949	75,684
Residential mortgage-backed securities	94,385	—	91,938	2,447
Commercial mortgage-backed securities	24,442	—	—	24,442
Collateralized debt securities	19,091	—	17,156	1,935
Other debt securities	11,438	—	11,438	—

Total bonds available-for-sale	4,665,576	—	4,558,543	107,033

Equity securities
Common stock	1,037,784	1,037,784	—	—
Preferred stock	37,655	37,652	—	3

Total equity securities	1,075,439	1,075,436	—	3

Options	82,625	—	—	82,625
Mortgage loans on real estate	3,441,645	—	3,441,645	—
Policy loans	395,333	—	—	395,333
Short-term investments	313,086	—	313,086	—
Separate account assets	841,389	—	841,389	—

Total financial assets	$20,655,844	$1,075,436	$18,918,538	$661,870

Financial liabilities
Investment contracts	$9,987,431	$—	$—	$9,987,431
Embedded derivative liability for equity-indexed contracts	75,032	—	—	75,032
Notes payable	163,384	—	—	163,384
Separate account liabilities	841,389	—	841,389	—

Total financial liabilities	$11,067,236	$—	$841,389	$10,225,847

For financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances is shown below at estimated fair value (in thousands):

	Level 3
	Three months ended June 30,			Six months ended June 30,
	Asset		Liability	Asset		Liability
		Equity-			Equity-
	Investment	Indexed	Embedded	Investment	Indexed	Embedded
	Securities	Options	Derivative	Securities	Options	Derivative
Beginning balance, 2012	$15,737	$84,706	$(78,654)	$15,815	$65,188	$(63,275)
Total realized and unrealized investment gains/losses
Included in other comprehensive income	(692)	—	—	(536)	—	—
Net fair value change included in realized gains/losses	14	—	—	30	—	—
Net gain (loss) for derivatives included in net investment income	—	(9,628)	—	—	8,170	—
Net change included in interest credited	—	—	9,447	—	—	(9,010)
Purchases, sales and settlements or maturities
Purchases	552	4,140	—	552	8,481	—
Sales	(16)	—	—	(266)	—	—
Settlements or maturities	(395)	(2,082)	—	(395)	(4,703)	—
Premiums less benefits	—	—	(2,987)	—	—	91
Gross transfers into Level 3	32,721	—	—	32,721	—	—

Ending balance June 30, 2012	$47,921	$77,136	$(72,194)	$47,921	$77,136	$(72,194)

	Level 3
	Three months ended June 30,			Six months ended June 30,
	Asset		Liability	Asset		Liability
		Equity-			Equity-
	Investment	Indexed	Embedded	Investment	Indexed	Embedded
	Securities	Options	Derivative	Securities	Options	Derivative
Beginning balance, 2013	$114,373	$105,254	$(93,988)	$107,036	$82,625	$(75,032)
Total realized and unrealized investment gains/losses
Included in other comprehensive income	2,720	—	—	11,129	—	—
Net fair value change included in realized gains/losses	8	—	—	219	—	—
Net gain (loss) for derivatives included in net investment income	—	8,700	—	—	31,166	—
Net change included in interest credited	—	—	(8,047)	—	—	(28,694)
Purchases, sales and settlements or maturities
Purchases	63	4,418	—	2,070	7,708	—
Sales	(10,844)	—	—	(14,134)	—	—
Settlements or maturities	—	(2,814)	—	—	(5,941)	—
Premiums less benefits	—	—	1,072	—	—	2,763
Gross transfers into Level 3	—	—	—	—	—	—
Gross transfers out of Level 3	(50,762)	—	—	(50,762)	—	—

Ending balance June 30, 2013	$55,558	$115,558	$(100,963)	$55,558	$115,558	$(100,963)

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain of $28,651,000 and $2,048,000 relating to assets still held at June 30, 2013 and 2012, respectively.

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

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs and premiums are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Beginning balance 2013	$653,416	$406,540	$49,206	$138,513	$1,247,675
Additions	49,227	25,896	5,440	103,960	184,523
Amortization	(34,912)	(43,155)	(7,413)	(111,346)	(196,826)
Effect of change in unrealized gains on available-for-sale securities	4,732	35,864	—	—	40,596

Net change	19,047	18,605	(1,973)	(7,386)	28,293

Ending balance at June 30, 2013	$672,463	$425,145	$47,233	$131,127	$1,275,968

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.

11. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

The liability for unpaid claims and claim adjustment expenses (“claims”) for accident and health, and property and casualty insurance is included in the “Policy and contract claims” in the consolidated statements of financial position and represents the amount estimated for claims that have been reported but not settled and claims incurred but not reported (“IBNR”). Liability for unpaid claims are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur.

Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2013	2012
Unpaid claims balance, beginning	$1,168,047	$1,180,259
Less reinsurance recoverables	256,885	235,174

Net beginning balance	911,162	945,085

Incurred related to
Current	492,192	553,846
Prior years	(18,633)	(37,244)

Total incurred claims	473,559	516,602

Paid claims related to
Current	262,490	268,889
Prior years	210,013	220,479

Total paid claims	472,503	489,368

Net balance	912,218	972,319
Plus reinsurance recoverables	241,079	233,344

Unpaid claims balance, ending	$1,153,297	$1,205,663

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims and CAE attributable to insured events of prior years decreased by approximately $18,633,000 during the first six months of 2013 and $37,244,000 during the same period in 2012.

12. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense on pre-tax income	$29,473	35.0%	$6,524	35.0%	$51,225	35.0%	$28,704	35.0%
Tax-exempt investment income	(1,575)	(1.9)	(1,837)	(9.9)	(3,198)	(2.2)	(3,742)	(4.6)
Dividend exclusion	(1,621)	(1.9)	(1,483)	(8.0)	(3,092)	(2.1)	(2,952)	(3.6)
Miscellaneous tax credits, net	(1,929)	(2.3)	(2,352)	(12.6)	(3,890)	(2.6)	(4,463)	(5.4)
Other items, net	455	0.6	(3,236)	(17.3)	(4,925)	(3.4)	(2,948)	(3.6)

Effective tax	$24,803	29.5%	$(2,384)	(12.8)%	$36,120	24.7%	$14,599	17.8%

American National made payments of $24,083,000 and $7,599,000 during the six months ended June 30, 2013 and 2012, respectively.

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	June 30,	December 31,
	2013	2012
DEFERRED TAX ASSETS
Investments, principally due to impairment losses	$67,976	$70,103
Investment in real estate and other invested assets principally due to investment valuation allowances	8,033	7,259
Policyholder funds, principally due to policy reserve discount	229,505	229,429
Policyholder funds, principally due to unearned premium reserve	33,395	30,337
Participating policyholders’ surplus	39,375	37,014
Pension	94,964	94,847
Commissions and other expenses	7,066	7,889
Tax carryforwards	14,779	23,041
Other assets	—	3,343

Gross deferred tax assets	495,093	503,262

DEFERRED TAX LIABILITIES
Available-for-sale securities, principally due to net unrealized gains	(245,760)	(257,290)
Investment in bonds, principally due to accrual of discount on bonds	(7,414)	(9,415)
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	(338,640)	(327,245)
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	(7,105)	(1,462)
Other liabilities	(2,675)	—

Gross deferred tax liabilities	(601,594)	(595,412)

Total net deferred tax liability	$(106,501)	$(92,150)

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of June 30, 2013 and December 31, 2012. However, if not utilized beforehand, approximately $14,779,000 in ordinary loss tax carryforwards will expire on December 31, 2033.

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

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in the accumulated other comprehensive income (loss) (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance 2012	$274,837	$(115,485)	$51	$159,403
Unrealized holding gains (losses) arising during the period (net of tax expense $43,724)	81,202			81,202
Unrealized adjustment to DAC (net of tax benefit $7,602)	(14,496)			(14,496)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $1,546)	(2,871)			(2,871)
Foreign currency adjustment (net of tax expense $178)			330	330
Amounts reclassified from AOCI (net of tax benefit $2,297 and expense $2,581)	(4,098)	4,793	—	695

Ending balance at June 30, 2012	$334,574	$(110,692)	$381	$224,263

Beginning balance 2013	$370,842	$(129,003)	$171	$242,010
Unrealized holding gains (losses) arising during the period (net of tax benefit $3,628)	(6,739)			(6,739)
Unrealized adjustment to DAC (net of tax expense $14,822)	25,774			25,774
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax expense $87)	161			161
Foreign currency adjustment (net of tax expense $223)			414	414
Amounts reclassified from AOCI (net of tax benefit $7,902 and expense $3,097)	(14,374)	5,751	—	(8,623)

Ending balance at June 30, 2013	$375,664	$(123,252)	$585	$252,997

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30,	December 31,
	2013	2012
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,938,905)	(3,995,785)

Outstanding shares	26,893,544	26,836,664
Restricted shares	(195,334)	(185,334)

Unrestricted outstanding shares	26,698,210	26,651,330

Stock-based compensation

American National has one stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. The Board Compensation Committee makes incentive awards under this plan to our executives after meeting established performance objectives. All awards are subject to review and approval by the committee and the Board of Directors, both at the time of setting applicable performance objectives and at the time of payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants are made to certain officers and directors as compensation and to align their interests with those of other shareholders.

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	108,951	$111.31	185,334	$109.13	127,059	$75.06
Granted	—	—	10,000	80.05	71,084	80.05
Exercised	(1,233)	68.57	—	—	(74,679)	77.03
Forfeited	(334)	96.53	—	—	(396)	77.20
Expired	(13,733)	107.79	—	—	—	—

Outstanding at June 30, 2013	93,651	$112.44	195,334	$107.64	123,068	$76.73

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life	2.60	4.60	2.30
Weighted-average exercise price	$112.44	$107.64	$76.73
Exercisable shares	91,999	N/A	—
Weighted-average exercise price Exercisable shares	$112.86	N/A	N/A
Compensation expense (credits)
Three months ended June 30, 2013	42,000	524,000	2,716,000
Three months ended June 30, 2012	(1,000)	669,000	5,819,000
Six months ended June 30, 2013	73,000	1,029,000	8,283,000
Six months ended June 30, 2012	(3,000)	1,339,000	7,312,000
Fair value of liability award
June 30, 2013	76,000	N/A	11,154,000
December 31, 2012	3,000	N/A	7,974,000

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

Effective December 31, 2012, the settlement provision within outstanding RSU awards was modified to allow the recipient of the awards to settle the vested RSUs in either cash or American National’s common stock. This change in the settlement provision is expected to apply to all future issuance of RSU awards. Prior to the modification, vested RSUs were converted to American National’s common stock on a one-for-one basis. This modification changes the award classification from equity to liability award. At the date of modification, American National recorded a liability of $7,974,000 with a corresponding reduction in additional paid-in capital. The liability will be remeasured and adjusted for changes in the fair value each reporting period through the vesting date. RSUs generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. The modification, which was applied consistently to all participants added an incremental cost of $1,623,000 and $3,031,000 during the three and six months ended June 30, 2013.

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

Earnings (loss) per share

Basic earnings (losses) per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows (in thousands, except share-related data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted average shares outstanding	26,779,969	26,685,128	26,777,029	26,675,405
Incremental shares from RS awards and RSUs	121,378	169,467	117,769	172,853

Total shares for diluted calculations	26,901,347	26,854,595	26,894,798	26,848,258
Net income (loss) attributable to American National Insurance Company	$58,169	$20,506	$118,140	$65,722
Basic earnings (loss) per share	$2.17	$0.77	$4.41	$2.46
Diluted earnings (loss) per share	2.16	0.76	4.39	2.45

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Additionally, insurance companies are not permitted to distribute the excess of stockholders’ equity, as determined on a GAAP basis, over that determined on a statutory basis. At June 30, 2013 and December 31, 2012, American National Insurance Company’s statutory capital and surplus was $2,366,474,000 and $2,260,268,000, respectively. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to the parent company apply to American National’s insurance subsidiaries. Net assets of insurance subsidiaries were approximately $1,513,935,000 and $1,535,082,000 at June 30, 2013 and December 31, 2012, respectively.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it complete control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at June 30, 2013 and December 31, 2012.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the joint ventures’ other partners are shown as noncontrolling interests, of $6,472,000 and $4,741,000 at June 30, 2013 and December 31, 2012, respectively.

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

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations by operating segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income (loss) from continuing operations before federal income taxes and equity in earnings/losses of unconsolidated affiliates
Life	$8,411	$19,258	$14,415	$26,813
Annuity	23,668	23,882	51,002	47,614
Health	9,680	6,260	8,994	4,810
Property and casualty	(4,345)	(36,409)	8,564	(11,848)
Corporate and other	46,796	5,649	63,383	14,622

Total	$84,210	$18,640	$146,358	$82,011

16. COMMITMENTS AND CONTINGENCIES

Commitments

American National had aggregate commitments at June 30, 2013, to purchase, expand or improve real estate, to fund fixed interest into mortgage loans, and to purchase other invested assets of $378,298,000, of which $271,163,000 is expected to be funded in 2013. The remaining $107,135,000 will be funded in 2014 and beyond.

In September 2012, American National renewed an existing $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2013 and December 31, 2012, the outstanding letters of credit were $33,495,000 and $33,696,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2013. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2013, was approximately $206,376,000, while the total cash values of the related life insurance policies was approximately $211,055,000.

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

		Dollar Amount of Transactions		Amount due to/(from) American National
		Six months ended June 30,		June 30,	December 31,
Related Party	Financial Statement Line Impacted	2013	2012	2013	2012
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$564	$264	$8,326	$8,890
Gal-Tex Hotel Corporation	Net investment income	314	174	50	54
Greer, Herz and Adams, LLP	Other operating expenses	4,872	3,760	(524)	(268)

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

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

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

General Trends

On July 25, 2013, American National’s Board of Directors authorized certain retirement benefit changes that will take effect December 31, 2013. The Company will shift its retirement benefits for non-bargaining employees and officers from defined benefit plans to contributory defined contribution plans. As of December 31, 2013, participation and benefit accruals under the Company’s affected defined benefit plans will be frozen, with no additional years of service credit or salary increase credit. Benefits earned by eligible employees prior to such date will not be affected.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Premiums	$422,850	$428,565	$(5,715)	$842,619	$853,651	$(11,032)
Other policy revenues	49,937	49,016	921	99,935	97,063	2,872
Net investment income	246,786	240,563	6,223	498,152	496,259	1,893
Realized investment gains (losses), net	43,536	4,878	38,658	60,487	11,849	48,638
Other income	10,551	7,940	2,611	17,512	14,815	2,697

Total premiums and other revenues	773,660	730,962	42,698	1,518,705	1,473,637	45,068

Benefits, losses and expenses
Policyholder benefits	124,173	120,521	3,652	246,370	243,589	2,781
Claims incurred	241,645	281,441	(39,796)	470,207	513,668	(43,461)
Interest credited to policyholder’s account balances	99,770	91,019	8,751	210,876	215,883	(5,007)
Commissions for acquiring and servicing policies	93,733	95,528	(1,795)	178,856	191,042	(12,186)
Other operating expenses	129,160	120,151	9,009	253,735	222,144	31,591
Change in deferred policy acquisition costs (1)	969	3,662	(2,693)	12,303	5,300	7,003

Total benefits and expenses	689,450	712,322	(22,872)	1,372,347	1,391,626	(19,279)

Income (loss) before other items and federal income taxes	$84,210	$18,640	$65,570	$146,358	$82,011	$64,347

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Consolidated earnings increased during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily as a result of decreased claims in our property and casualty segment coupled with an increase in realized investment gains. The increase in earnings was partially offset by an increase in other operating expenses in our life segment and a decrease in premiums in our property and casualty segment.

Results of Operations and Related Information by Segment

Life

Life segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Premiums	$71,546	$70,699	$847	$140,201	$137,150	$3,051
Other policy revenues	46,518	45,711	807	92,876	90,363	2,513
Net investment income	59,238	59,380	(142)	116,187	118,285	(2,098)
Other income	878	802	76	1,385	1,552	(167)

Total premiums and other revenues	178,180	176,592	1,588	350,649	347,350	3,299

Benefits, losses and expenses
Policyholder benefits	81,573	76,799	4,774	163,075	160,622	2,453
Interest credited to policyholder’s account balances	14,310	14,063	247	27,097	28,984	(1,887)
Commissions for acquiring and servicing policies	30,561	25,042	5,519	56,150	46,431	9,719
Other operating expenses	51,691	44,180	7,511	104,227	88,473	15,754
Change in deferred policy acquisition costs (1)	(8,366)	(2,750)	(5,616)	(14,315)	(3,973)	(10,342)

Total benefits and expenses	169,769	157,334	12,435	336,234	320,537	15,697

Income (loss) before other items and federal income taxes	$8,411	$19,258	$(10,847)	$14,415	$26,813	$(12,398)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings decreased during the quarter and year-to-date ended June 30, 2013 primarily due to increased operating expenses and policyholder benefits, partially offset by increases in premiums and other policy revenues.

Premiums and other revenues

Revenues from traditional life insurance products include scheduled premium payments from policyholders on whole life and term life products. The change in these premiums is impacted primarily by policy persistency and new sales during the period. Premiums increased during 2013 compared to 2012 primarily resulting from increased sales of term products following the introduction of a new portfolio of term products during 2012.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. These charges increased during 2013 compared to 2012 primarily due to the growing block of interest-sensitive life policies.

Benefits, losses and expenses

Policyholder benefits were increased during the quarter and year-to-date ended June 30, 2013 by $5.0 million for a block of limited pay contracts, which were evaluated as requiring additional reserves.

Commissions increased during 2013 compared to 2012 primarily due to increased sales of our term and equity-indexed universal life products.

Other operating expenses increased during 2013 compared to 2012 as a result of an increase in allocated share-based compensation costs under the stock and incentive plan, as well as increases in production bonuses and costs associated with the growth in our life insurance in-force during 2013.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Acquisition cost capitalized	$23,319	$22,640	$679	$49,227	$40,315	$8,912
Amortization of DAC	(14,953)	(19,890)	4,937	(34,912)	(36,342)	1,430

Change in DAC (1)	$8,366	$2,750	$5,616	$14,315	$3,973	$10,342

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The change in DAC decreased expenses primarily as a result of an increase in acquisition costs capitalized during 2013 compared to 2012 due to an increase in commissions from higher production.

Policy in-force information

The following tables summarize the changes in the Life segment’s in-force amounts (in thousands) and number of policies in-force:

	June 30,	December 31,
	2013	2012	Change
Life insurance in-force
Traditional life	$52,187,072	$48,856,459	$3,330,613
Interest-sensitive life	24,665,134	24,132,101	533,033

Total life insurance in-force	$76,852,206	$72,988,560	$3,863,646

Number of policies in-force
Traditional life	2,037,579	2,122,666	(85,087)
Interest-sensitive life	191,769	185,729	6,040

Total number of policies in-force	2,229,348	2,308,395	(79,047)

There was an increase in total life insurance in-force amounts during 2013, while there was a decrease in the total number of policies. The increase in life insurance in-force amounts is believed to be attributed to the attractiveness of our new portfolio of products and ease of doing business. The decrease in our policy count during 2013 is attributable to unclaimed property settlements, surrenders and lapses, as well as new business activity generally being comprised of fewer but larger face-value policies.

Annuity

Annuity segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Premiums	$33,625	$34,723	$(1,098)	$66,321	$63,135	$3,186
Other policy revenues	3,419	3,305	114	7,059	6,700	359
Net investment income	151,163	138,460	12,703	315,208	304,697	10,511
Other income	95	52	43	145	93	52

Total premiums and other revenues	188,302	176,540	11,762	388,733	374,625	14,108

Benefits, losses and expenses
Policyholder benefits	42,600	43,722	(1,122)	83,295	82,967	328
Interest credited to policyholder’s account balances	85,460	76,956	8,504	183,779	186,899	(3,120)
Commissions for acquiring and servicing policies	11,194	15,880	(4,686)	21,587	29,771	(8,184)
Other operating expenses	17,544	12,812	4,732	31,811	20,567	11,244
Change in deferred policy acquisition costs (1)	7,836	3,288	4,548	17,259	6,807	10,452

Total benefits and expenses	164,634	152,658	11,976	337,731	327,011	10,720

Income (loss) before other items and federal income taxes	$23,668	$23,882	$(214)	$51,002	$47,614	$3,388

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased during the year-to-date ended June 30, 2013 primarily due to increases in net investment income which outpaced the related change in interest credited to policyholders’ account balances. Earnings during the quarter remained relatively unchanged when comparing 2013 to 2012.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Fixed deferred annuity	$63,158	$170,270	$(107,112)	$128,152	$333,517	$(205,365)
Single premium immediate annuity	56,032	57,915	(1,883)	112,785	103,926	8,859
Equity-indexed deferred annuity	42,301	35,545	6,756	79,493	58,043	21,450
Variable deferred annuity	34,902	24,936	9,966	64,068	51,318	12,750

Total premium and deposits	196,393	288,666	(92,273)	384,498	546,804	(162,306)
Less: Policy deposits	162,768	253,943	(91,175)	318,177	483,669	(165,492)

Total earned premiums	$33,625	$34,723	$(1,098)	$66,321	$63,135	$3,186

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Six months ended June 30,
	2013	2012
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,803,197	$9,824,416
Net inflows	136,213	252,601
Surrenders	(635,095)	(397,144)
Fees	(4,361)	(4,347)
Interest credited	180,614	184,652

Account value, end of period	$9,480,568	$9,860,178

Single premium immediate annuity
Reserve, beginning of period	$1,075,638	$978,722
Net inflows	34,452	32,979
Interest and mortality	19,517	21,071

Reserve, end of period	$1,129,607	$1,032,772

Variable deferred annuity
Account value, beginning of period	$417,645	$380,129
Net inflows	61,873	48,955
Surrenders	(60,070)	(62,174)
Fees	(2,573)	(2,329)
Change in market value and other	22,778	23,223

Account value, end of period	$439,653	$387,804

Fixed deferred annuity net inflows decreased during 2013 compared to 2012 primarily resulting from our management of these products to lower sales and to mitigate risks associated with investing in the persistently low interest rate environment.

An equity-indexed annuity allows a policyholder to participate in equity returns while also having certain downside protection from the guaranteed minimum returns defined in the product. Net inflows for this product increased during 2013 compared to 2012 primarily attributed to the current attractiveness of this product compared to fixed annuities.

Single premium immediate annuity (“SPIA”) net inflows increased during 2013 compared to 2012 driven primarily by customers entering the market for guaranteed monthly payouts on a portion of their retirement dollars.

Net investment income increased during the quarter and year-to-date ended June 30, 2013 compared to 2012 due to gains from equity options used to hedge risk relating to equity-indexed annuities.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts, and are highly correlated to sales volume. Benefits decreased during the quarter ended June 30, 2013 and increased for the year-to-date ended June 30, 2013, compared to 2012, consistent with net inflows for the SPIA contracts during those periods.

Commissions decreased for 2013 compared to 2012 primarily due to reduced fixed deferred annuity production as well as decreases in commission rates on certain annuities.

Other operating expenses increased during 2013 compared to 2012 primarily due to increases in allocated share-based compensation costs and production bonuses. In addition, the year-to-date increase in other operating expenses includes the effect of the reduction in 2012 other operating expenses relating to final resolution of certain litigation being recorded as interest credited rather than operating expense.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Acquisition cost capitalized	$12,667	$19,049	$(6,382)	$25,896	$36,617	$(10,721)
Amortization of DAC	(20,503)	(22,337)	1,834	(43,155)	(43,424)	269

Change in DAC (1)	$(7,836)	$(3,288)	$(4,548)	$(17,259)	$(6,807)	$(10,452)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The change in DAC increased expenses primarily due to less commissions being capitalized as a result of lower sales of new deferred annuity contracts.

An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the year-to-date ended June 30, 2013 and 2012 were 35.4% and 41.5%, respectively. The decrease in the ratio during 2013 was primarily driven by increased interest spreads.

Options and Derivatives

Shown below is the analysis of the impact to net investment income of the option return, along with the impact to interest credited of the equity-indexed annuity embedded derivative (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Net investment income
Without option return	$140,650	$146,462	$(5,812)	$280,828	$293,198	$(12,370)
Option return	10,513	(8,002)	18,515	34,380	11,499	22,881
Interest credited to policy account balances
Without embedded derivative	77,520	86,373	(8,853)	155,420	177,831	(22,411)
Equity-indexed annuity embedded derivative	7,940	(9,417)	17,357	28,359	9,068	19,291

Net investment income without option return decreased during year-to-date ended June 30, 2013 primarily due to a decrease in account values of fixed deferred annuities. Interest credited to policyholders’ account balances without embedded derivative decreased during 2013 due to a decrease in crediting rates and certain non-recurring expenses relating to settled litigation benefitting contract holders being charged to interest credited during 2012. Without this charge, the decrease would have amounted to $16.4 million for the year-to-date ended June 30, 2013 compared to 2012.

The option return, as well as the related equity-indexed annuity embedded derivative, increased during 2013 compared to 2012 primarily as a result of a larger number of options held during 2013, in addition to the change in the S&P 500 Index during the respective periods. Option returns correlate to the 2.4% and 12.6% return of the S&P 500 Index during the quarter and year-to-date ended June 30, 2013, compared to (3.3)% and 8.3% for the same periods in 2012.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Premiums	$53,532	$54,712	$(1,180)	$106,261	$111,766	$(5,505)
Net investment income	2,839	2,960	(121)	5,704	5,934	(230)
Other income	4,610	4,034	576	8,816	7,860	956

Total premiums and other revenues	60,981	61,706	(725)	120,781	125,560	(4,779)

Benefits, losses and expenses
Claims incurred	33,006	36,475	(3,469)	71,974	81,150	(9,176)
Commissions for acquiring and servicing policies	6,680	6,657	23	13,252	12,916	336
Other operating expenses	11,191	11,237	(46)	24,588	23,055	1,533
Change in deferred policy acquisition costs (1)	424	1,077	(653)	1,973	3,629	(1,656)

Total benefits and expenses	51,301	55,446	(4,145)	111,787	120,750	(8,963)

Income (loss) before other items and federal income taxes	$9,680	$6,260	$3,420	$8,994	$4,810	$4,184

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased during the quarter and year-to-date ended June 30, 2013 compared to the same periods in 2012 driven primarily by a decrease in claims incurred, partially offset by a decrease in premiums.

Premiums and other revenues

Health earned premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	dollars	percentage	dollars	percentage	dollars	percentage	dollars	percentage
Medicare Supplement	$22,457	41.9%	$24,107	44.1%	$45,917	43.2%	$47,622	42.6%
Medical expense	7,486	14.0	8,633	15.8	15,705	14.8	19,470	17.4
Group health	10,198	19.1	9,482	17.3	18,265	17.2	19,527	17.5
MGU	5,241	9.8	4,385	8.0	9,928	9.3	8,610	7.7
Credit accident and health	3,725	6.9	4,117	7.5	7,717	7.3	8,647	7.7
All other	4,425	8.3	3,988	7.3	8,729	8.2	7,890	7.1

Total	$53,532	100.0%	$54,712	100.0%	$106,261	100.0%	$111,766	100.0%

Earned premiums decreased during the quarter and year-to-date ended June 30, 2013 compared to the same periods in 2012 primarily resulting from the run-off of our closed block of medical expense insurance plans, which will continue decreasing. Also, decreases during the periods were noted in the Medicare Supplement line. These decreases were partially offset by the increase in MGU.

Our in-force certificates or policies as of the dates indicated are as follows:

	June 30, 2013		December 31, 2012
	number	percentage	number	percentage
Medicare Supplement	40,002	6.4%	41,562	6.7%
Medical expense	5,126	0.8	5,745	0.9
Group health	20,978	3.4	19,868	3.2
MGU	220,265	35.2	197,050	31.6
Credit accident and health	235,175	37.6	253,710	40.7
All other	103,392	16.5	105,499	16.9

Total	624,938	100.0%	623,434	100.0%

Our total in-force policies increased during the year-to-date ended June 30, 2013 compared to year end 2012. Increases in the MGU line were partially offset by decreases in the credit accident and health, and other lines. The MGU line increased due to increased production by existing MGU’s, and the addition of new MGUs.

Benefits, losses and expenses

Claims incurred decreased during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily as the result of the continued decline in the closed medical expense block and a decrease in group claim submissions.

Other operating expenses increased during the year-to-date ended June 30, 2013 compared to 2012 due primarily to an accrual on the MGU line for an anticipated payment to a state insurance guaranty pool during the first quarter of 2013.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Acquisition cost capitalized	$2,865	$2,937	$(72)	$5,440	$5,471	$(31)
Amortization of DAC	(3,289)	(4,014)	725	(7,413)	(9,100)	1,687

Change in DAC(1)	$(424)	$(1,077)	$653	$(1,973)	$(3,629)	$1,656

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The amortization of DAC had a smaller impact during the quarter and year-to-date ended June 30, 2013 compared to the same periods in 2012 due to reduced amortization on the declining aggregate health block of business.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Net premiums written	$282,543	$278,777	$3,766	$550,760	$560,026	$(9,266)

Net premiums earned	$264,147	$268,431	$(4,284)	$529,836	$541,600	$(11,764)
Net investment income	16,818	17,781	(963)	33,118	35,480	(2,362)
Other income	2,397	1,737	660	2,650	3,446	(796)

Total premiums and other revenues	283,362	287,949	(4,587)	565,604	580,526	(14,922)

Benefits, losses and expenses
Claims incurred	208,639	244,966	(36,327)	398,233	432,518	(34,285)
Commissions for acquiring and servicing policies	45,110	47,949	(2,839)	87,657	101,924	(14,267)
Other operating expenses	32,883	29,396	3,487	63,764	59,095	4,669
Change in deferred policy acquisition costs (1)	1,075	2,047	(972)	7,386	(1,163)	8,549

Total benefits and expenses	287,707	324,358	(36,651)	557,040	592,374	(35,334)

Income (loss) before other items and federal income taxes	$(4,345)	$(36,409)	$32,064	$8,564	$(11,848)	$20,412

Loss ratio	79.0%	91.3%	(12.3)	75.2%	79.9%	(4.7)
Underwriting expense ratio	29.9	29.6	0.3	30.0	29.5	0.5

Combined ratio	108.9%	120.9%	(12.0)	105.2%	109.4%	(4.2)

Impact of catastrophe events on combined ratio	16.7	24.2	(7.5)	12.5	14.3	(1.8)

Combined ratio without impact of catastrophe events	92.2%	96.7%	(4.5)%	92.7%	95.1%	(2.4)

Gross catastrophe losses	$47,076	$67,771	$(20,695)	$73,873	$81,741	$(7,868)
Net catastrophe losses	43,254	63,765	(20,511)	64,942	77,002	(12,060)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Results improved during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily due to a significant decrease in claims incurred.

Premiums and other revenues

Net premiums written increased during the quarter ended June 30, 2013 compared to 2012 primarily due to increases in our homeowner, agribusiness and other commercial business. Net premiums written decreased during the year-to-date ended June 30, 2013 compared to 2012 primarily as a result of changes in credit-related property products. Net premiums earned decreased during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily due to decreases in premiums from our personal auto business.

Benefits, losses and expenses

Claims incurred decreased during the quarter and year-to-date ended June 30, 2013 compared to 2012 as a result of decreases in catastrophe losses as well as a decline in non-catastrophe weather-related losses due primarily to reduced loss frequency. These lower catastrophe losses, together with improved rate adequacy and improved claims frequency, caused the decrease in the loss ratio. The combined ratio, excluding net catastrophe, impact decreased due to improved rate adequacy and lower non-catastrophe weather-related losses.

Commissions decreased during 2013 compared to 2012 primarily due to a shift from commission to non-commission credit-related property products, which also have lower premiums.

The change in DAC during the year-to-date ended June 30, 2013 increased expenses compared to 2012 while its impact on expenses for the quarter remained relatively unchanged. The higher expense is attributable to capitalized costs on credit-related property products written in prior years being amortized while newer credit-related property products sold with lower revenue and without commissions resulted in lower cost being capitalized in the current period.

For the quarter ended June 30, 2013, the net adverse prior year loss and claims and adjustment expenses (“CAE”) development was $3.1 million, compared to $9.4 million favorable development for the quarter ended June 30, 2012. This adverse development was primarily in our agribusiness and other commercial product lines, due to a slower release of prior year IBNR reserves than corresponding case activity. For the year-to-date ended June 30, 2013, the net favorable prior year loss and CAE development was $17.4 million, compared to $26.2 million favorable development for the year-to-date ended June 30, 2012. This favorable development is primarily in our personal auto lines, which are demonstrating favorable loss emergence compared to what was implied by our historical development patterns.

Products

Our Property and Casualty segment consists of: (i) Personal, which we market primarily to individuals, represents 59.4% of net premiums written, (ii) Commercial, which focuses primarily on agricultural and other commercial markets, represents 32.9% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, represent 7.7% of net premiums written.

Personal Products

Personal products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Net premiums written
Auto	$100,390	$103,672	$(3,282)	$203,997	$212,011	$(8,014)
Homeowner	57,435	54,903	2,532	104,146	100,165	3,981
Other Personal	9,651	9,282	369	19,156	18,647	509

Total net premiums written	167,476	167,857	(381)	327,299	330,823	(3,524)

Net premiums earned
Auto	100,824	105,585	(4,760)	201,233	212,787	(11,553)
Homeowner	49,890	49,974	(84)	101,401	102,157	(756)
Other Personal	8,970	8,723	247	17,872	17,665	207

Total net premiums earned	$159,684	$164,282	$(4,597)	$320,506	$332,609	$(12,102)

Loss ratio
Auto	75.4%	82.5%	(7.1)	78.6%	76.8%	1.8
Homeowner	127.8	163.8	(36.0)	105.6	122.9	(17.3)
Other Personal	57.2	66.0	(8.8)	52.0	50.2	1.8
Personal line loss ratio	90.8%	106.3%	(15.5)	85.7%	89.5%	(3.8)
Combined Ratio
Auto	98.0%	104.0%	(6.0)	101.2%	97.9%	3.3
Homeowner	152.5	188.8	(36.3)	130.2	147.3	(17.1)
Other Personal	79.8	89.5	(9.7)	74.5	73.3	1.2
Personal line combined ratio	114.0%	129.0%	(15.0)	108.9%	111.8%	(2.9)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily due to a decline in policies in-force. The loss and combined ratios decreased during the quarter ended June 30, 2013 compared to 2012 due to lower catastrophe losses and favorable prior year development.

Homeowners: Net premiums written increased during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily due to higher premium rates for policies sold in 2013. Net premiums earned remained relatively unchanged for the quarter and year-to-date ended June 30, 2013 compared to 2012. The loss and combined ratios decreased significantly during 2013 compared to 2012 due to a decline in catastrophe losses as well as decline in non-catastrophe weather-related losses and improved rate adequacy.

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

Commercial Products

Commercial products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Net premiums written
Other Commercial	$40,728	$39,105	$1,623	$78,321	$76,080	$2,241
Agribusiness	29,977	28,143	1,834	55,679	52,623	3,056
Auto	23,239	23,186	53	47,164	47,576	(412)

Total net premiums written	93,944	90,434	3,510	181,164	176,279	4,885

Net premiums earned
Other Commercial	31,443	30,946	497	62,232	61,211	1,021
Agribusiness	27,193	26,139	1,054	53,686	52,219	1,467
Auto	19,363	20,029	(666)	38,545	39,853	(1,308)

Total net premiums earned	$77,999	$77,114	$885	$154,463	$153,283	$1,180

Loss ratio
Other Commercial	84.7%	75.2%	9.5	66.9%	82.5%	(15.6)
Agribusiness	62.0	120.6	(58.6)	79.2	93.2	(14.0)
Auto	72.5	54.4	18.1	71.5	62.5	9.0
Commercial line loss ratio	73.7%	85.2%	(11.5)	72.3%	81.0%	(8.7)
Combined ratio
Other Commercial	113.7%	103.9%	9.8	96.0%	111.4%	(15.4)
Agribusiness	100.1	157.9	(57.8)	115.8	129.3	(13.5)
Auto	96.9	77.0	19.9	96.0	86.0	10.0
Commercial line combined ratio	104.8%	115.2%	(10.4)	102.9%	110.9%	(8.0)

Other Commercial: Net premiums written and earned increased during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily due to an increase in workers’ compensation premiums. The loss and combined ratios increased during the quarter ended June 30, 2013 compared to 2012 primarily due to prior year workers’ compensation claims development. The loss and combined ratios decreased during the year-to-date ended June 30, 2013 compared to 2012 primarily due to the frequency and severity of workers’ compensation claims during the period.

Agribusiness Product: Our agribusiness product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily as a result of increased business in several states in the northeast. The loss and combined ratios decreased during the quarter ended June 30, 2013 compared to 2012, primarily due to a combination of rate and underwriting actions.

Commercial Auto: Net premiums written and earned remained relatively unchanged during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily as a result of lower new business writings in our small commercial business as well as improved selective underwritings.

Credit-related property products

Credit-related property products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Net premiums written	$21,123	$20,486	$637	$42,297	$52,924	$(10,627)
Net premiums earned	26,464	27,035	(571)	54,867	55,708	(841)
Loss ratio	23.5%	17.1%	6.4%	21.8%	19.0%	2.8%
Combined ratio	75.6%	79.2%	(3.6)%	87.1%	88.1%	(1.0)%

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

Net premiums written and earned remained relatively unchanged for the quarter ended June 30, 2013 compared to 2012. Net premiums written decreased during the year-to-date ended June 30, 2013 compared to 2012 as sales and premiums shifted from Guaranteed Auto Protection (“GAP”) Insurance to GAP Waiver, a lower premium debt protection product. Net premiums earned remained relatively unchanged for the year-to-date ended June 30, 2013.

Corporate and Other

Corporate and Other segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Net investment income	$16,728	$21,982	$(5,254)	$27,935	$31,863	$(3,928)
Realized investment gains, net of OTTI	43,536	4,878	38,658	60,487	11,849	48,638
Other income	2,571	1,315	1,256	4,516	1,864	2,652

Total premiums and other revenues	62,835	28,175	34,660	92,938	45,576	47,362

Benefits, losses and expenses
Commissions	188	—	188	210	—	210
Other operating expenses	15,851	22,526	(6,675)	29,345	30,954	(1,609)

Total benefits and expenses	16,039	22,526	(6,487)	29,555	30,954	(1,399)

Income (loss) before other items and federal income taxes	$46,796	$5,649	$41,147	$63,383	$14,622	$48,761

Earnings increased during the quarter and year-to-date ended June 30, 2013 compared to 2012 primarily due to increases in realized gains, driven by sales of investment real estate properties in addition to an increase on gains from sales of equity securities.

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

Composition of Invested Assets

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$8,941,077	46.7	$9,009,282	46.8
Bonds available-for-sale, at fair value	4,559,914	23.8	4,665,576	24.3
Equity securities, at fair value	1,228,603	6.4	1,075,439	5.6
Mortgage loans on real estate, net of allowance	3,240,456	17.0	3,143,011	16.2
Policy loans	393,272	2.1	395,333	2.1
Investment real estate, net of accumulated depreciation	437,748	2.3	511,233	2.7
Short-term investments	171,785	0.9	313,086	1.6
Other invested assets	156,837	0.8	125,104	0.7

Total investments	$19,129,692	100.0	$19,238,064	100.0

The decrease in our total investments as of June 30, 2013 as compared to December 31, 2012 was primarily a result of decreases in bonds, short-term investments and investment real estate, which were offset by increases in equity securities and mortgage loans. The decrease in bonds was primarily due to fair value decreases in corporate debt securities, while the decrease in investment real estate was due to disposition of certain real estate properties. The increase in equity securities is primarily attributed to a 12.6% increase in the S&P 500 year-to-date. The decrease in short-term investments is attributed to the exchange of short-term investment into long-term investments.

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

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At June 30, 2013, our fixed maturity securities had an estimated fair market value of $13.9 billion, which was $0.6 billion, or 4.9%, above amortized cost. At December 31, 2012, our fixed maturity securities had an estimated fair value of $14.5 billion, which was $1.2 billion, or 8.9%, above amortized cost.

Fixed maturity securities’ estimated fair value, due in one year or less, decreased to $1.5 billion as of June 30, 2013 from $1.7 billion as of December 31, 2012, primarily as a result of long-term bonds maturing during the period.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	June 30, 2013			December 31, 2012
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$660,401	$700,364	5.0	$731,004	$796,658	5.5
AA	1,437,313	1,490,967	10.7	1,412,669	1,536,119	10.6
A	5,446,019	5,722,214	41.0	5,044,344	5,549,050	38.2
BBB	5,254,457	5,500,380	39.4	5,538,870	6,004,743	41.4
BB and below	503,488	534,962	3.9	598,862	619,757	4.3

Total	$13,301,678	$13,948,887	100.0	$13,325,749	$14,506,327	100.0

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

Equity Securities—Our equity portfolio consists of companies publicly traded on U.S. national stock exchanges; the cost and estimated value of the equity securities are as follows (in thousands):

	June 30, 2013
		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
Common stock	$696,900	$497,164	$(8,419)	$1,185,645	96.5
Preferred stock	27,690	15,361	(93)	42,958	3.5

Total	$724,590	$512,525	$(8,512)	$1,228,603	100.0

	December 31, 2012
		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
Common stock	$660,889	$383,634	$(6,739)	$1,037,784	96.5
Preferred stock	27,690	9,995	(30)	37,655	3.5

Total	$688,579	$393,629	$(6,769)	$1,075,439	100.0

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yields on the principal funded for mortgage loans were 5.0% and 5.5% at June 30, 2013 and December 31, 2012, respectively. It is likely that the weighted average coupon yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of June 30, 2013, we had $393.3 million in policy loans with a loan to surrender value of 58.8%, and at December 31, 2012, we had $395.3 million in policy loans with a loan to surrender value of 59.5%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Realized Gains (Losses)

Net investment income during the quarter and year-to-date ended June 30, 2013 increased $6.2 million and $1.9 million, respectively, compared to the same periods during 2012. The increase was due primarily to the $18.6 million and $23.3 million increases in option income during the quarter and year-to-date, respectively, resulting from increases in the underlying equity markets index. These increases were partially offset by decreases in net investment income from bonds and real estate. Net investment income from bonds decreased as a result of bonds with lower interest yields making up a larger percentage of our portfolio as older bonds purchased when interest rates were higher matured. Net investment income from real estate decreased due primarily to the disposal of income producing real estate properties.

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

Realized gains for the quarter and year-to-date ended June 30, 2013 increased $35.0 million and $43.7 million, respectively, as compared to the same periods 2012, primarily as a result of realized gains on sales of investment real estate and equity securities.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at June 30, 2013 and December 31, 2012 were $703.3 and $736.0 million, respectively; a net decrease of $32.7 million for the year-to-date ended June 30, 2013. Unrealized gains or losses on available-for-sale securities have no impact on earnings. Rather, they are recognized as other comprehensive income or loss, which directly impacts equity. The gross unrealized gains of available-for-sale securities increased $8.2 million to $765.5 million for the year-to-date ended June 30, 2013 primarily resulting from increases in equity securities. The gross unrealized losses of available-for-sale securities increased to $62.2 million from $21.4 million. The $40.8 million increase in gross unrealized losses during the year-to-date ended June 30, 2013 primarily resulted from corporate debt securities.

The gross unrealized gains on held-to-maturity securities decreased $299.7 million to $539.8 million during the year-to-date ended June 30, 2013 primarily related to corporate debt securities. The gross unrealized losses on held-to-maturity securities increased $83.9 million to $91.9 million during 2013 primarily related to corporate debt securities.

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

The funds received as premium payments and deposits are invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. Historically we have not had to liquidate invested assets in order to cover cash flow needs. Additionally, our portfolio of highly liquid available-for-sale investment securities are available to meet future liquidity needs as necessary.

Our cash, cash equivalents and short-term investment position was $285.7 million and $616.1 million at June 30, 2013 and December 31, 2012, respectively. The $330.4 million decrease relates primarily to increased opportunity in long-term investments during the quarter.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	June 30,	December 31,
	2013	2012
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,666,631	$3,585,826
AOCI	252,997	242,010

Total American National stockholders’ equity	$3,919,628	$3,827,836

We have notes payable that are not part of our capital resources relating to amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $12.7 million and $18.1 million at June 30, 2013 and December 31, 2012, respectively.

The changes in our capital resources are summarized below (in thousands):

Six months ended
June 30, 2013
Net income	$118,140
Increase (decrease) in unrealized gains	4,822
Minimum pension liability adjustment	5,751
Dividends to shareholders	(41,418)
Other	4,497

Total	$91,792

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. Risk-based capital (“RBC”) is a standard calculation using formulas and instructions from the National Association of Insurance Commissioners (“NAIC”). State laws specify regulatory actions if an insurer’s ratio of statutory capital and surplus to RBC falls below certain levels. The RBC formula for life insurance companies establishes capital requirements for asset, interest rate, market, insurance and business risks. The RBC formula for property and casualty insurance companies establishes capital requirements for asset and underwriting risks including reserve risk.

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

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to third-party marketing operation bank loans discussed in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any loss related to these arrangements.

Related-Party Transactions

We have various agency, consulting and service arrangements with individuals and entities considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The total amount involved in these arrangements, both individually and in the aggregate, is not material to any segment or to our overall operations. For additional details see Note 17, Related Party Transactions, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of June 30, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year-to-date ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for three and six months ended June 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 6, 2013