Form 10-Q
period 2013-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2013-11-05
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 26,895,188 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $9,102,292 and $9,840,751)	$8,674,301	$9,009,282
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,371,545 and $4,316,467)	4,557,161	4,665,576
Equity securities, at fair value (Cost $724,658 and $688,579)	1,277,131	1,075,439
Mortgage loans on real estate, net of allowance	3,333,363	3,143,011
Policy loans	395,709	395,333
Investment real estate, net of accumulated depreciation of $207,346 and $223,462	471,810	511,233
Short-term investments	339,479	313,086
Other invested assets	161,515	125,104

Total investments	19,210,469	19,238,064

Cash and cash equivalents	122,637	303,008
Investments in unconsolidated affiliates	316,062	248,425
Accrued investment income	203,684	207,314
Reinsurance recoverables	400,860	418,743
Prepaid reinsurance premiums	51,881	56,826
Premiums due and other receivables	309,694	283,446
Deferred policy acquisition costs	1,274,750	1,247,675
Property and equipment, net	101,245	92,695
Current tax receivable	—	14,578
Other assets	179,903	154,911
Separate account assets	931,947	841,389

Total assets	$23,103,132	$23,107,074

LIABILITIES
Future policy benefits
Life	$2,677,978	$2,650,822
Annuity	854,576	811,192
Accident and health	65,919	69,962
Policyholders’ account balances	11,201,569	11,555,201
Policy and contract claims	1,290,890	1,340,366
Unearned premium reserve	773,020	757,532
Other policyholder funds	303,680	288,391
Liability for retirement benefits	273,410	265,317
Notes payable	114,126	163,384
Current federal income taxes	16,397	—
Deferred tax liabilities, net	120,992	92,150
Other liabilities	453,576	432,041
Separate account liabilities	931,947	841,389

Total liabilities	19,078,080	19,267,747

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value,—Authorized 50,000,000 Issued 30,832,449 and 30,832,449, Outstanding 26,895,044 and 26,836,664 shares	30,832	30,832
Additional paid-in capital	4,120	—
Accumulated other comprehensive income	281,995	242,010
Retained earnings	3,791,911	3,653,280
Treasury stock, at cost	(97,442)	(98,286)

Total American National stockholders’ equity	4,011,416	3,827,836
Noncontrolling interest	13,636	11,491

Total stockholders’ equity	4,025,052	3,839,327

Total liabilities and stockholders’ equity	$23,103,132	$23,107,074

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
PREMIUMS AND OTHER REVENUE
Premiums
Life	$75,278	$72,203	$215,479	$209,353
Annuity	23,412	30,140	89,733	93,275
Accident and health	52,839	56,199	159,100	167,965
Property and casualty	271,270	272,903	801,106	814,503
Other policy revenues	52,975	49,343	152,910	146,406
Net investment income	254,336	258,190	752,488	754,449
Realized investment gains (losses)	43,795	26,905	107,473	46,852
Other-than-temporary impairments	(312)	(13,975)	(3,503)	(22,073)
Other income	11,911	8,160	29,423	22,975

Total premiums and other revenues	785,504	760,068	2,304,209	2,233,705

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	83,821	84,615	246,896	245,237
Annuity	34,860	37,964	118,155	120,931
Claims incurred
Accident and health	34,404	38,436	106,378	119,586
Property and casualty	182,809	187,944	581,042	620,462
Interest credited to policyholders’ account balances	98,862	108,069	309,738	323,952
Commissions for acquiring and servicing policies	94,504	92,253	273,360	283,295
Other operating expenses	128,115	114,234	381,850	336,378
Change in deferred policy acquisition costs	7,265	7,168	19,568	12,468

Total benefits, losses and expenses	664,640	670,683	2,036,987	2,062,309

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	120,864	89,385	267,222	171,396

Less: Provision (benefit) for federal income taxes
Current	36,541	19,900	63,920	43,384
Deferred	(782)	7,754	7,959	(1,131)

Total provision (benefit) for federal income taxes	35,759	27,654	71,879	42,253
Equity in earnings (losses) of unconsolidated affiliates, net of tax	121	(895)	9,774	(2,462)

Net income (loss)	85,226	60,836	205,117	126,681
Less: Net income (loss) attributable to noncontrolling interest, net of tax	2,613	1,650	4,364	1,773

Net income (loss) attributable to American National	$82,613	$59,186	$200,753	$124,908

Amounts available to American National common stockholders
Earnings per share
Basic	$3.08	$2.21	$7.49	$4.68
Diluted	3.07	2.20	7.46	4.65
Cash dividends to common stockholders	0.77	0.77	2.31	2.31
Weighted average common shares outstanding	26,780,313	26,736,464	26,789,564	26,699,211
Weighted average common shares outstanding and dilutive potential common shares	26,905,093	26,870,655	26,910,017	26,859,100

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$85,226	$60,836	$205,117	$126,681

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	26,747	53,446	31,569	113,183
Foreign currency transaction and translation adjustments	(625)	(300)	(211)	30
Defined benefit plan adjustment	2,876	2,351	8,627	7,144

Other comprehensive income (loss), net of tax	28,998	55,497	39,985	120,357

Total comprehensive income (loss)	114,224	116,333	245,102	247,038
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,613	1,650	4,364	1,773

Total comprehensive income (loss) attributable to American National	$111,611	$114,683	$240,738	$245,265

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Nine months ended September 30,
	2013	2012
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	—	—
Reissuance of treasury shares	3,012	(204)
Income tax effect from restricted stock arrangement	80	(610)
Amortization of restricted stock	1,028	7,710
Purchase of ownership interest from noncontrolling interest	—	(1,892)

Balance at end of period	4,120	5,004

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	242,010	159,403
Other comprehensive income (loss)	39,985	120,357

Balance at end of the period	281,995	279,760

Retained Earnings
Balance as of January 1,	3,653,280	3,545,546
Net income (loss) attributable to American National	200,753	124,908
Cash dividends to common stockholders	(62,122)	(61,995)

Balance at end of the period	3,791,911	3,608,459

Treasury Stock
Balance as of January 1,	(98,286)	(98,490)
Reissuance of treasury shares	844	204

Balance at end of the period	(97,442)	(98,286)

Noncontrolling Interest
Balance as of January 1,	11,491	12,947
Contributions	456	—
Distributions	(2,675)	(2,591)
Gain (loss) attributable to noncontrolling interest	4,364	1,773
Purchase of ownership interest from noncontrolling interest	—	299

Balance at end of the period	13,636	12,428

Total Stockholders’ Equity	$4,025,052	$3,838,197

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$205,117	$126,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Realized investment (gains) losses	(107,473)	(46,852)
Other-than-temporary impairments	3,503	22,073
Accretion (amortization) of discounts, premiums and loan origination fees	4,460	(1,719)
Net capitalized interest on policy loans and mortgage loans	(20,156)	(22,635)
Depreciation	24,873	27,697
Interest credited to policyholders’ account balances	309,738	323,952
Charges to policyholders’ account balances	(152,910)	(146,406)
Deferred federal income tax (benefit) expense	7,959	(1,131)
Equity in (earnings) losses of unconsolidated affiliates	(9,774)	2,462
Distributions from equity method investments	18,925	11,274
Changes in
Policyholder liabilities	48,816	79,909
Deferred policy acquisition costs	19,568	12,468
Reinsurance recoverables	17,883	16,574
Premiums due and other receivables	(26,248)	(30,021)
Prepaid reinsurance premiums	4,945	7,368
Accrued investment income	3,630	(3,877)
Current tax receivable/payable	30,975	21,856
Liability for retirement benefits	8,093	2,117
Other, net	(38,730)	(80,674)

Net cash provided by (used in) operating activities	353,194	321,116

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	1,209,058	975,850
Available-for-sale securities	702,625	437,265
Investment real estate	84,371	—
Mortgage loans	446,480	226,527
Policy loans	43,911	50,928
Other invested assets	11,021	6,436
Disposals of property and equipment	674	1,323
Distributions from unconsolidated affiliates	22,834	19,246
Payment for the purchase/origination of
Held-to-maturity securities	(856,086)	(916,538)
Available-for-sale securities	(737,342)	(568,180)
Investment real estate	(35,240)	(21,948)
Mortgage loans	(638,690)	(385,263)
Policy loans	(19,564)	(33,423)
Other invested assets	(13,690)	(11,507)
Additions to property and equipment	(17,958)	(19,733)
Contributions to unconsolidated affiliates	(94,078)	(29,099)
Change in short-term investments	(26,393)	23,818
Other, net	8,561	8,945

Net cash provided by (used in) investing activities	90,494	(235,353)

FINANCING ACTIVITIES
Policyholders’ account deposits	654,346	897,654
Policyholders’ account withdrawals	(1,164,806)	(960,668)
Change in notes payable	(49,258)	102,353
Dividends to stockholders	(62,122)	(61,995)
Proceeds from (payments to) noncontrolling interest	(2,219)	(2,591)

Net cash provided by (used in) financing activities	(624,059)	(25,247)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(180,371)	60,516
Beginning of the period	303,008	102,114

End of period	$122,637	$162,630

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and are reported in U.S. currency. American National consolidates all entities that are wholly-owned and those in which American National owns less than 100% but controls, as well as any variable interest entities in which American National is the primary beneficiary. All material intercompany transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the current year presentation.

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

Guidance addressing questions on the recognition and classification of fees mandated by the Patient Protection and Affordable Care Act on the health insurers’ financial statements. The guidance specifies that the liability for the fee should be recorded in full once the entity provides qualifying health insurance in the applicable calendar year. The corresponding deferred cost is then amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

Amended guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, except for obligations addressed within existing GAAP guidance.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and estimated fair value of investments in securities are shown below (in thousands):

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,967	$19	$—	$1,986
U.S. states and political subdivisions	357,495	21,895	(333)	379,057
Foreign governments	29,092	3,005	—	32,097
Corporate debt securities	7,844,517	465,822	(89,678)	8,220,661
Residential mortgage-backed securities	421,530	26,654	(2,039)	446,145
Collateralized debt securities	2,370	243	—	2,613
Other debt securities	17,330	2,403	—	19,733

Total bonds held-to-maturity	8,674,301	520,041	(92,050)	9,102,292

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	21,537	853	—	22,390
U.S. states and political subdivisions	608,732	25,882	(11,290)	623,324
Foreign governments	5,000	1,803	—	6,803
Corporate debt securities	3,622,629	193,827	(42,486)	3,773,970
Residential mortgage-backed securities	67,257	3,240	(688)	69,809
Commercial mortgage-backed securities	20,934	12,251	—	33,185
Collateralized debt securities	15,436	1,157	(19)	16,574
Other debt securities	10,020	1,086	—	11,106

Total bonds available-for-sale	4,371,545	240,099	(54,483)	4,557,161

Equity securities
Common stock	701,968	543,559	(6,232)	1,239,295
Preferred stock	22,690	15,440	(294)	37,836

Total equity securities	724,658	558,999	(6,526)	1,277,131

Total investments in securities	$13,770,504	$1,319,139	$(153,059)	$14,936,584

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,593	$69	$—	$3,662
U.S. states and political subdivisions	393,541	40,161	(7)	433,695
Foreign governments	29,071	4,367	—	33,438
Corporate debt securities	7,993,167	748,773	(6,782)	8,735,158
Residential mortgage-backed securities	549,384	42,313	(1,195)	590,502
Collateralized debt securities	2,500	321	—	2,821
Other debt securities	38,026	3,449	—	41,475

Total bonds held-to-maturity	9,009,282	839,453	(7,984)	9,840,751

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	19,649	1,156	—	20,805
U.S. states and political subdivisions	570,751	44,792	(105)	615,438
Foreign governments	5,000	2,344	—	7,344
Corporate debt securities	3,582,913	303,908	(14,188)	3,872,633
Residential mortgage-backed securities	89,486	5,165	(266)	94,385
Commercial mortgage-backed securities	20,933	3,509	—	24,442
Collateralized debt securities	17,676	1,448	(33)	19,091
Other debt securities	10,059	1,379	—	11,438

Total bonds available-for-sale	4,316,467	363,701	(14,592)	4,665,576

Equity securities
Common stock	660,889	383,634	(6,739)	1,037,784
Preferred stock	27,690	9,995	(30)	37,655

Total equity securities	688,579	393,629	(6,769)	1,075,439

Total investments in securities	$14,014,328	$1,596,783	$(29,345)	$15,581,766

The amortized cost and estimated fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2013
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$626,017	$635,488	$587,342	$601,975
Due after one year through five years	2,597,458	2,837,116	1,174,148	1,290,383
Due after five years through ten years	4,928,988	5,082,875	2,223,776	2,271,703
Due after ten years	515,987	541,638	381,279	388,300
Without single maturity date	5,851	5,175	5,000	4,800

Total	$8,674,301	$9,102,292	$4,371,545	$4,557,161

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from the sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Proceeds from sales of available-for-sale securities	$33,390	$85,400	$189,438	$123,705
Gross realized gains	10,349	15,742	33,699	27,769
Gross realized losses	(97)	(204)	(623)	(374)

All gains and losses for securities sold throughout the year were determined using specific identification of the securities sold. During the nine months ended September 30, 2013 and 2012, bonds with a carrying value of $13,492,000 and $34,227,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An unrealized loss of $263,000 was established at the time of the transfer in 2013, while an other-than-temporary impairment of $11,358,000 was recorded in 2012 following the transfers at fair value.

Change in net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Nine months ended September 30,
	2013	2012
Bonds available-for-sale	$(163,493)	$109,003
Equity securities	165,613	111,498

Change in net unrealized gains (losses) on securities during the year	2,120	220,501
Adjustments for
Deferred policy acquisition costs	46,643	(38,358)
Participating policyholders’ interest	1,018	(8,192)
Deferred federal income tax benefit (expense)	(18,212)	(60,768)

Change in net unrealized gains (losses) on securities, net of tax	$31,569	$113,183

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2013
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(333)	$9,506	$—	$—	$(333)	$9,506
Corporate debt securities	(84,681)	1,675,699	(4,997)	65,551	(89,678)	1,741,250
Residential mortgage-backed securities	(1,113)	32,648	(926)	13,333	(2,039)	45,981

Total bonds held-to-maturity	(86,127)	1,717,853	(5,923)	78,884	(92,050)	1,796,737

Fixed maturity securities, bonds available-for-sale
U.S. states and political subdivisions	(11,290)	139,386	—	—	(11,290)	139,386
Corporate debt securities	(38,704)	869,875	(3,782)	88,918	(42,486)	958,793
Residential mortgage-backed securities	(552)	17,462	(136)	1,902	(688)	19,364
Collateralized debt securities	(2)	208	(17)	644	(19)	852

Total bonds available-for-sale	(50,548)	1,026,931	(3,935)	91,464	(54,483)	1,118,395

Equity securities
Common stock	(6,232)	59,238	—	—	(6,232)	59,238
Preferred stock	(294)	6,207	—	—	(294)	6,207

Total equity securities	(6,526)	65,445	—	—	(6,526)	65,445

Total	$(143,201)	$2,810,229	$(9,858)	$170,348	$(153,059)	$2,980,577

	December 31, 2012
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(6)	$914	$(1)	$80	$(7)	$994
Corporate debt securities	(4,394)	319,434	(2,388)	39,632	(6,782)	359,066
Residential mortgage-backed securities	(147)	13,824	(1,048)	24,666	(1,195)	38,490

Total bonds held-to-maturity	(4,547)	334,172	(3,437)	64,378	(7,984)	398,550

Fixed maturity securities, bonds available-for-sale
U.S. states and political subdivisions	(105)	6,523	—	—	(105)	6,523
Corporate debt securities	(2,077)	242,261	(12,111)	70,187	(14,188)	312,448
Residential mortgage-backed securities	(34)	1,527	(232)	8,029	(266)	9,556
Collateralized debt securities	(8)	527	(25)	911	(33)	1,438

Total bonds available-for-sale	(2,224)	250,838	(12,368)	79,127	(14,592)	329,965

Equity securities
Common stock	(6,739)	64,003	—	—	(6,739)	64,003
Preferred stock	(30)	30	—	—	(30)	30

Total equity securities	(6,769)	64,033	—	—	(6,769)	64,033

Total	$(13,540)	$649,043	$(15,805)	$143,505	$(29,345)	$792,548

As of September 30, 2013, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

The bond portfolio distributed by credit quality rating, using both S&P and Moody’s ratings, is shown below:

	September 30, 2013	December 31, 2012
AAA	4.9%	5.5%
AA	10.8	10.6
A	41.0	38.2
BBB	39.6	41.4
BB and below	3.7	4.3

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	September 30, 2013	December 31, 2012
Consumer goods	18.9%	20.3%
Energy and utilities	15.9	15.8
Financials	19.6	18.9
Healthcare	12.7	12.7
Industrials	8.9	9.1
Information technology	15.9	16.9
Other	8.1	6.3

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and location of the underlying collateral. Mortgage loans by property-type and geographic distribution are as follows:

	September 30, 2013	December 31, 2012
Hotel and motel	9.6%	13.9%
Industrial	25.1	24.0
Office	34.1	34.9
Retail	18.6	17.7
Other	12.6	9.5

Total	100.0%	100.0%

	September 30, 2013	December 31, 2012
East North Central	18.6%	18.2%
East South Central	5.5	7.1
Mountain	8.0	7.0
Pacific	11.3	13.3
South Atlantic	21.6	23.0
West South Central	28.5	23.2
Other	6.5	8.2

Total	100.0%	100.0%

During the nine months ended September 30, 2013, American National foreclosed one loan with a recorded investment of $5,600,000, and four loans with a recorded investment of $34,562,000 in the same period in 2012. There were no loans sold during the nine months ended September 30, 2013, however, during the same period in 2012, American National sold one commercial loan with a recorded investement of $19,665,000 resulting in a realized gain of $2,607,000.

Credit Quality

Commercial mortgage loans placed on nonaccrual status are shown below (in thousands):

	September 30, 2013	December 31, 2012
Commercial mortgages
Retail	$—	$12,861

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
Commercial mortgages
Industrial	$—	$—	$—	$—	$839,095	$839,095
Office	—	—	—	—	1,141,901	1,141,901
Retail	—	—	—	—	627,821	627,821
Other	—	—	—	—	739,789	739,789

Total	$—	$—	$—	$—	$3,348,606	3,348,606

Allowance for loan losses						15,243

Mortgage loans on real estate, net of allowance						$3,333,363

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
Commercial mortgages
Industrial	$—	$—	$—	$—	$755,198	$755,198
Office	—	—	—	—	1,100,407	1,100,407
Retail	—	—	12,861	12,861	547,965	560,826
Other	—	—	—	—	738,592	738,592

Total	$—	$—	$12,861	$12,861	$3,142,162	$3,155,023

Allowance for loan losses						12,012

Mortgage loans on real estate, net of allowance						$3,143,011

Total mortgage loans are net of unamortized discounts of $898,000 and $4,346,000 and unamortized origination fees of $15,599,000 and $14,076,000 at September 30, 2013 and December 31, 2012, respectively. No unearned income is included in these amounts.

Allowance for Credit Losses

Loans not evaluated individually for collectibility are segregated by property-type and location, and allowance factors are applied. These factors are developed annually, and reviewed quarterly based on our historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain property types and in certain regions based on loss experience or a blended historical loss factor.

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
Beginning balance, 2013	$12,019	$1,662	$11,519	$493
Change in allowance	1,562	—	2,062	1,169

Ending balance, 2013	$13,581	$1,662	$13,581	$1,662

Beginning balance, 2012	$11,873	$493	$10,828	$493
Write down	—	—	—	(2,277)
Change in allowance	475	—	1,520	2,277

Ending balance, 2012	$12,348	$493	$12,348	$493

At September 30, 2013 and 2012, the recorded investment for loans collectively evaluated for impairment was $3,318,555,000 and $2,999,164,000, respectively, and the recorded investment for loans individually evaluated for impairment was $30,051,000 and $72,340,000, respectively.

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended
With an allowance recorded
Office	$23,159	$393	$—	$—
Retail	493	—	493	—

Total	$23,652	$393	$493	$—

Without an allowance recorded
Office	6,432	110	13,022	847
Retail	—	—	14,425	158
Other	—	—	45,277	756

Total	$6,432	$110	$72,724	$1,761

Nine months ended
With an allowance recorded
Office	$23,234	$1,192	$—	$—
Retail	493	—	493	—

Total	$23,727	$1,192	$493	$—

Without an allowance recorded
Office	$6,439	$331	$13,050	$635
Retail	—	—	13,992	604
Other	—	—	45,283	2,276

Total	$6,439	$331	$72,325	$3,515

	September 30, 2013		December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
With an allowance recorded
Office (related allowance of $1,169 and $0)	$23,126	$23,304	$—	$—
Retail (related allowance of $493 and $493)	493	493	493	493

Total	$23,619	$23,797	$493	$493

Without an allowance recorded
Office	$6,432	$6,432	$36,544	$36,544
Retail	—	—	17,180	17,180
Other	—	—	55,320	55,320

Total	$6,432	$6,432	$109,044	$109,044

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

The number of mortgage loans and recorded investment in troubled debt restructuring are as follows:

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification
Office	1	$6,432	$6,432	1	$6,803	$6,803
Retail	—	—	—	1	4,319	4,319

Total	1	$6,432	$6,432	2	$11,122	$11,122

There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the period.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type and geographic distribution are as follows:

	September 30, 2013	December 31, 2012
Industrial	17.8%	18.1%
Office	25.7	21.9
Shopping centers	33.4	41.0
Other	23.1	19.0

Total	100.0%	100.0%

	September 30, 2013	December 31, 2012
East North Central	8.9%	10.3%
East South Central	6.4	5.3
Mountain	6.9	6.2
South Atlantic	10.8	11.2
West South Central	58.7	60.8
Other	8.3	6.2

Total	100.0%	100.0%

American National and its wholly-owned subsidiaries regularly invest in real estate partnerships and joint ventures. American National participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle the liabilities of the VIE. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2013 or 2012.

The assets and liabilities relating to the VIEs which are consolidated in American National’s financial statements are as follows (in thousands):

	September 30, 2013	December 31, 2012
Investment real estate	$113,214	$162,502
Short-term investments	—	969
Cash and cash equivalents	2,372	3,671
Accrued investment income	2,146	2,641
Other receivables	9,165	11,709
Other assets	5,437	6,487

Total assets of consolidated VIEs	$132,334	$187,979

Notes payable	$114,126	$163,384
Other liabilities	5,470	6,647

Total liabilities of consolidated VIEs	$119,596	$170,031

The total notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company on notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $12,856,000 and $18,063,000 at September 30, 2013 and December 31, 2012, respectively. The current portion of notes payable was $3,200,000 and $50,884,000 at September 30, 2013 and December 31, 2012, respectively. The average interest rate on the current portion of the notes payable was 4.0% during 2013. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, adjusted LIBOR plus 1.0% and adjusted LIBOR plus 2.5%. Of the long-term notes payable, $9,375,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$153,425	$153,425	$81,548	$81,548
Mortgage loans	84,497	84,497	57,434	57,434
Accured investment income	631	631	309	309

7. DERIVATIVE INSTRUMENTS

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. Equity-indexed contracts include a fixed host universal-life insurance or annuity contract and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands, except the number of instruments):

		September 30, 2013			December 31, 2012
Derivatives Not Designated	Location in the	Number of	Notional	Estimated Fair	Number of	Notional	Estimated Fair
as Hedging Instruments	Consolidated Statements of Financial Position	Instruments	Amounts	Value	Instruments	Amounts	Value
Equity-indexed options	Other invested assets	379	$918,100	$129,749	356	$846,900	$82,625
Equity-indexed embedded derivative	Future policy benefits	30,804	782,900	111,289	22,941	722,500	75,032

		Gains (Losses) Recognized in Income on Derivatives
		Three months ended		Nine months ended
Derivatives Not Designated	Location in the	September 30,		September 30,
as Hedging Instruments	Consolidated Statements of Operations	2013	2012	2013	2012
Equity-indexed options	Net investment income	$13,260	$10,448	$48,019	$21,947
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(11,056)	(7,756)	(39,750)	(16,765)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Bonds	$157,888	$171,515	$479,296	$514,237
Equity securities	7,417	6,965	22,653	20,718
Mortgage loans	55,629	52,501	163,497	153,008
Real estate	11,297	8,173	10,228	16,456
Options	13,260	10,448	48,019	21,947
Other invested assets	8,845	8,588	28,795	28,083

Total	$254,336	$258,190	$752,488	$754,449

Realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Bonds	$9,907	$8,393	$16,826	$21,813
Equity securities	10,149	12,172	30,668	22,386
Mortgage loans	(1,561)	2,132	(1,172)	(1,190)
Real estate	25,311	3,386	61,257	3,134
Other invested assets	(11)	822	(106)	709

Total	$43,795	$26,905	$107,473	$46,852

The other-than-temporary-impairment losses are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Bonds	$—	$(12,659)	$—	$(12,659)
Equity securities	(312)	(1,316)	(3,503)	(9,414)

Total	$(312)	$(13,975)	$(3,503)	$(22,073)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments are shown below (in thousands):

	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,674,301	$9,102,292	$9,009,282	$9,840,751
Fixed maturity securities, bonds available-for-sale	4,557,161	4,557,161	4,665,576	4,665,576
Equity securities	1,277,131	1,277,131	1,075,439	1,075,439
Equity-indexed options	129,749	129,749	82,625	82,625
Mortgage loans on real estate, net of allowance	3,333,363	3,679,838	3,143,011	3,441,645
Policy loans	395,709	395,709	395,333	395,333
Short-term investments	339,479	339,479	313,086	313,086
Separate account assets	931,947	931,947	841,389	841,389

Total financial assets	$19,638,840	$20,413,306	$19,525,741	$20,655,844

Financial liabilities
Investment contracts	$9,495,111	$9,495,111	$9,987,431	$9,987,431
Embedded derivative liability for equity-indexed contracts	111,289	111,289	75,032	75,032
Notes payable	114,126	114,126	163,384	163,384
Separate account liabilities	931,947	931,947	841,389	841,389

Total financial liabilities	$10,652,473	$10,652,473	$11,067,236	$11,067,236

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

The pricing service evaluates each asset class based on relevant market information, credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

American National has reviewed the inputs and methodology used and the techniques applied by the pricing service to produce quotes that represent the fair value of a specific security. The review confirms that the pricing service is utilizing information from observable transactions or a technique that represents a market participant’s assumptions. American National does not adjust quotes received from the pricing service. The pricing service utilized by American National has indicated that they will only produce an estimate of fair value if there is objectively verifiable information available.

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

The pricing of certain commercial mortgage-backed securities use discounted cash flow models, and these securities are classified as Level 3 measurements. These models include significant non-observable inputs including an internally determined credit rating of the security and an externally provided credit spread. At September 30, 2013 and December 31, 2012, the modeled discount rate ranges from 5.9% to 6.0%.

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

Equity Securities—For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimate of fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for fixed maturity securities. These estimates are disclosed as Level 2 measurements. American National tests the accuracy of the information provided by reference to other services regularly.

Mortgage Loans—The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan by loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property type, lien number, payment type and current status.

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. This volatility assumption is the range of implied volatilities that American National has determined market participants would use to price equity options that match the current derivative characteristics of our in-force equity-indexed contracts. Implied volatility can vary by term and strike price. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At September 30, 2013 and December 31, 2012, the implied volatility used to estimate embedded derivative value ranges from 14.5% to 29.4% and 15.9.% to 30.1%, respectively.

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

Investment contracts —The carrying value of investment contracts is equivalent to the accrued account balance. The accrued account balance consists of deposits, net of withdrawals, plus or minus interest credited, fees and charges assessed and other adjustments. American National believes that the carrying value of investment contracts approximates fair value because the majority of these contracts’ interest rates reset to current rates offered at anniversary.

Notes payable—Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of September 30, 2013
	Total Estimated
	Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,986	$—	$1,986	$—
U.S. states and political subdivisions	379,057	—	379,057	—
Foreign governments	32,097	—	32,097	—
Corporate debt securities	8,220,661	—	8,174,665	45,996
Residential mortgage-backed securities	446,145	—	445,139	1,006
Collateralized debt securities	2,613	—	—	2,613
Other debt securities	19,733	—	19,733	—

Total bonds held-to-maturity	9,102,292	—	9,052,677	49,615

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,390	—	22,390	—
U.S. states and political subdivisions	623,324	—	620,804	2,520
Foreign governments	6,803	—	6,803	—
Corporate debt securities	3,773,970	—	3,761,613	12,357
Residential mortgage-backed securities	69,809	—	67,683	2,126
Commercial mortgage-backed securities	33,185	—	—	33,185
Collateralized debt securities	16,574	—	14,614	1,960
Other debt securities	11,106	—	11,106	—

Total bonds available-for-sale	4,557,161	—	4,505,013	52,148

Equity securities
Common stock	1,239,295	1,239,295	—	—
Preferred stock	37,836	37,836	—	—

Total equity securities	1,277,131	1,277,131	—	—

Options	129,749	—	—	129,749
Mortgage loans on real estate	3,679,838	—	3,679,838	—
Policy loans	395,709	—	—	395,709
Short-term investments	339,479	—	339,479	—
Separate account assets	931,947	—	931,947	—

Total financial assets	$20,413,306	$1,277,131	$18,508,954	$627,221

Financial liabilities
Investment contracts	$9,495,111	$—	$—	$9,495,111
Embedded derivative liability for equity-indexed contracts	111,289	—	—	111,289
Notes payable	114,126	—	—	114,126
Separate account liabilities	931,947	—	931,947	—

Total financial liabilities	$10,652,473	$—	$931,947	$9,720,526

	Fair Value Measurement as of December 31, 2012
	Total Estimated
	Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,662	$—	$3,662	$—
U.S. states and political subdivisions	433,695	—	433,695	—
Foreign governments	33,438	—	33,438	—
Corporate debt securities	8,735,158	—	8,662,164	72,994
Residential mortgage-backed securities	590,502	—	589,441	1,061
Collateralized debt securities	2,821	—	—	2,821
Other debt securities	41,475	—	41,475	—

Total bonds held-to-maturity	9,840,751	—	9,763,875	76,876

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	20,805	—	20,805	—
U.S. states and political subdivisions	615,438	—	612,913	2,525
Foreign governments	7,344	—	7,344	—
Corporate debt securities	3,872,633	—	3,796,949	75,684
Residential mortgage-backed securities	94,385	—	91,938	2,447
Commercial mortgage-backed securities	24,442	—	—	24,442
Collateralized debt securities	19,091	—	17,156	1,935
Other debt securities	11,438	—	11,438	—

Total bonds available-for-sale	4,665,576	—	4,558,543	107,033

Equity securities
Common stock	1,037,784	1,037,784	—	—
Preferred stock	37,655	37,652	—	3

Total equity securities	1,075,439	1,075,436	—	3

Options	82,625	—	—	82,625
Mortgage loans on real estate	3,441,645	—	3,441,645	—
Policy loans	395,333	—	—	395,333
Short-term investments	313,086	—	313,086	—
Separate account assets	841,389	—	841,389	—

Total financial assets	$20,655,844	$1,075,436	$18,918,538	$661,870

Financial liabilities
Investment contracts	$9,987,431	$—	$—	$9,987,431
Embedded derivative liability for equity-indexed contracts	75,032	—	—	75,032
Notes payable	163,384	—	—	163,384
Separate account liabilities	841,389	—	841,389	—

Total financial liabilities	$11,067,236	$—	$841,389	$10,225,847

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended September 30,			Nine months ended September 30,
	Assets		Liability	Assets		Liability
		Equity-			Equity-
	Investment	Indexed	Embedded	Investment	Indexed	Embedded
	Securities	Options	Derivative	Securities	Options	Derivative
Beginning balance, 2013	$55,558	$115,558	$100,963	$107,036	$82,625	$75,032
Total realized and unrealized investment gains/losses included in other comprehensive income	(633)	—	—	10,496	—	—
Net fair value change included in realized gains/losses	(1)	—	—	218	—	—
Net gain (loss) for derivatives included in net investment income	—	11,775	—	—	42,941	—
Net change included in interest credited	—	—	11,056	—	—	39,750
Purchases, sales and settlements or maturities
Purchases	45	4,470	—	2,115	12,178	—
Sales	(138)	—	—	(14,272)	—	—
Settlements or maturities	—	(2,054)	—	—	(7,995)	—
Premiums less benefits	—	—	(730)	—	—	(3,493)
Gross transfers into Level 3	157	—	—	157	—	—
Gross transfers out of Level 3	(2,840)	—	—	(53,602)	—	—

Ending balance September 30, 2013	$52,148	$129,749	$111,289	$52,148	$129,749	$111,289

	Level 3
	Three months ended September 30,			Nine months ended September 30,
	Assets		Liability	Assets		Liability
	Investment Securities	Equity- Indexed Options	Embedded Derivative	Investment Securities	Equity- Indexed Options	Embedded Derivative
Beginning balance, 2012	$47,921	$77,136	$72,194	$15,815	$65,188	$63,275
Total realized and unrealized investment gains/losses included in other comprehensive income	11,372	—	—	10,836	—	—
Net fair value change included in realized gains/losses	(11,471)	—	—	(11,441)	—	—
Net gain (loss) for derivatives included in net investment income	—	9,708	—	—	17,878	—
Net change included in interest credited	—	—	7,756	—	—	16,765
Purchases, sales and settlements or maturities
Purchases	46	2,991	—	598	11,472	—
Sales	(3)	—	—	(269)	—	—
Settlements or maturities	—	(1,359)	—	(395)	(6,062)	—
Premiums less benefits	—	—	374	—	—	284
Transfers from held to maturity	13,118			13,118
Gross transfers into Level 3	2	—	—	32,723	—	—

Ending balance, 2012	$60,985	$88,476	$80,324	$60,985	$88,476	$80,324

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $39,652,000 and $16,334,000 relating to assets still held at September 30, 2013 and 2012, respectively.

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

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Beginning balance 2013	$653,416	$406,540	$49,206	$138,513	$1,247,675
Additions	80,226	38,467	9,457	157,206	285,356
Amortization	(59,201)	(66,129)	(11,537)	(168,057)	(304,924)
Effect of change in unrealized gains on available-for-sale securities	5,654	40,989	—	—	46,643

Net change	26,679	13,327	(2,080)	(10,851)	27,075

Ending balance at September 30, 2013	$680,095	$419,867	$47,126	$127,662	$1,274,750

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2013	2012
Unpaid claims balance, beginning	$1,168,047	$1,180,259
Less reinsurance recoverables	256,885	235,174

Net beginning balance	911,162	945,085

Incurred related to
Current	743,194	779,602
Prior years	(50,553)	(46,037)

Total incurred claims	692,641	733,565

Paid claims related to
Current	442,100	454,183
Prior years	266,472	284,025

Total paid claims	708,572	738,208

Net balance	895,231	940,442
Plus reinsurance recoverables	226,822	238,268

Unpaid claims balance, ending	$1,122,053	$1,178,710

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $50,553,000 during the first nine months of 2013 and $46,037,000 during the same period in 2012.

12. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense on pre-tax income	$42,302	35.0%	$31,285	35.0%	$93,527	35.0%	$59,989	35.0%
Tax-exempt investment income	(1,502)	(1.2)	(1,827)	(2.0)	(4,700)	(1.8)	(5,569)	(3.2)
Dividend exclusion	(1,710)	(1.4)	(1,501)	(1.7)	(4,802)	(1.8)	(4,453)	(2.6)
Miscellaneous tax credits, net	(1,930)	(1.6)	(2,206)	(2.5)	(5,820)	(2.2)	(6,669)	(3.9)
Other items, net	(1,401)	(1.2)	1,903	2.1	(6,326)	(2.3)	(1,045)	(0.6)

Effective tax	$35,759	29.6%	$27,654	30.9%	$71,879	26.9%	$42,253	24.7%

American National made payments of $37,784,000 and $20,293,000 during the nine months ended September 30, 2013 and 2012, respectively.

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	September 30,	December 31,
	2013	2012
DEFERRED TAX ASSETS
Investments, principally due to impairment losses	$71,740	$74,117
Investment in real estate and other invested assets principally due to investment valuation allowances	8,580	7,259
Policyholder funds, principally due to policy reserve discount	230,922	229,429
Policyholder funds, principally due to unearned premium reserve	32,916	30,337
Participating policyholders’ surplus	42,144	37,014
Pension	95,981	94,847
Commissions and other expenses	7,365	7,889
Tax carryforwards	13,179	23,041

Gross deferred tax assets	502,827	503,933

DEFERRED TAX LIABILITIES
Available-for-sale securities, principally due to net unrealized gains	257,847	257,290
Investment in bonds, principally due to accrual of discount on bonds	5,994	9,415
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	338,928	327,245
Property, plant and equipment, principally due to difference between
GAAP and tax depreciation methods	8,113	1,462
Other liabilities	12,937	671

Gross deferred tax liabilities	623,819	596,083

Total net deferred tax assets (liabilities)	$(120,992)	$(92,150)

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of September 30, 2013 and December 31, 2012. However, if not utilized beforehand, approximately $13,179,000 in ordinary loss tax carryforwards will expire on December 31, 2033.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2006 to 2011 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established, and no interest expense was incurred for 2013 or 2012, relating to uncertain tax positions. Management does not believe that there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in the accumulated other comprehensive income (loss) (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance 2013	$370,842	$(129,003)	$171	$242,010
Amounts reclassified from AOCI (net of tax benefit $12,720 and expense $4,645)	(23,095)	8,627	—	(14,468)
Unrealized holding gains (losses) arising during the period (net of tax expense $13,277)	24,658			24,658
Unrealized adjustment to DAC (net of tax expense $17,299)	29,344			29,344
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax expense $356)	662			662
Foreign currency adjustment (net of tax benefit $114)			(211)	(211)

Ending balance at September 30, 2013	$402,411	$(120,376)	$(40)	$281,995

Beginning balance 2012	$274,837	$(115,485)	$51	$159,403
Amounts reclassified from AOCI (net of tax benefit $3,277 and expense $3,847)	(5,757)	7,144	—	1,387
Unrealized holding gains (losses) arising during the period (net of tax expense $80,337)	149,198			149,198
Unrealized adjustment to DAC (net of tax benefit $13,425)	(24,933)			(24,933)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $2,867)	(5,325)			(5,325)
Foreign currency adjustment (net of tax expense $16)			30	30

Ending balance at September 30, 2012	$388,020	$(108,341)	$81	$279,760

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30,	December 31,
	2013	2012
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,937,405)	(3,995,785)

Outstanding shares	26,895,044	26,836,664
Restricted shares	(190,667)	(185,334)

Unrestricted outstanding shares	26,704,377	26,651,330

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

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	108,951	$111.31	185,334	$109.13	127,059	$75.06
Granted	—	—	10,000	80.05	71,084	80.05
Exercised	(10,249)	95.61	(4,667)	111.60	(76,179)	77.04
Forfeited	(334)	96.53	—	—	(396)	77.20
Expired	(14,333)	107.93	—	—	—	—

Outstanding at September 30, 2013	84,035	$113.86	190,667	$107.54	121,568	$76.73

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life	2.50	4.50	2.00
Weighted-average exercise price	$113.86	$107.54	$76.73
Exercisable shares	82,992	N/A	—
Weighted-average exercise price Exercisable shares	$114.21	N/A	N/A
Compensation expense (credits)
Three months ended September 30, 2013	$87,000	$674,000	$409,000
Three months ended September 30, 2012	2,000	(766,000)	(175,000)
Nine months ended September 30, 2013	160,000	1,703,000	8,692,000
Nine months ended September 30, 2012	(1,000)	573,000	7,137,000
Fair value of liability award
September 30, 2013	163,000	N/A	11,389,000
December 31, 2012	3,000	N/A	7,974,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

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

RSUs generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. The modification, which was applied consistently to all participants, resulted in an incremental gain of $84,000 and incremental cost of $2,947,000 during the three and nine months ended September 30, 2013.

RS Awards entitle the participant to full dividend and voting rights. Each award has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and these awards feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock for 350,334 shares has been granted at an exercise price of zero, of which 190,667 shares are unvested.

Earnings (loss) per share

Basic earnings (losses) per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows (in thousands, except share-related data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding	26,780,313	26,736,464	26,789,564	26,699,211
Incremental shares from RS awards and RSUs	124,780	134,191	120,453	159,889

Total shares for diluted calculations	26,905,093	26,870,655	26,910,017	26,859,100

Net income (loss) attributable to American National Insurance Company	$82,613	$59,186	$200,753	$124,908
Basic earnings (loss) per share	$3.08	$2.21	$7.49	$4.68
Diluted earnings (loss) per share	3.07	2.20	7.46	4.65

Statutory Capital and Surplus

Risk Based Capital (“RBC”) requirements are measures insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2013 and December 31, 2012, American National Insurance Company’s statutory capital and surplus was $2,513,623,000 and $2,260,268,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at September 30, 2013 and December 31, 2012 substantially above each individual subsidiary’s authorized control level RBC.

American National’s insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile which include certain components of the National Association of Insurance Commissioners’ Codification of Statutory Accounting Principles (“NAIC Codification”). NAIC Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of American National and its insurance subsidiaries.

Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $56,205,000 and $54,234,000 at September 30, 2013 and December 31, 2012, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30,	December 31,
	2013	2012
Statutory capital and surplus
Life insurance entities	$3,013,474	$2,750,786
Property and casualty insurance entities	856,150	814,682

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Statutory net income
Life insurance entities	$59,602	$51,020	$159,286	$137,553
Property and casualty insurance entities	20,205	19,734	26,136	13,085

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of statutory net gain from operations on an annual, non-cumulative basis, or 10% of statutory surplus. Under Texas insurance law, American National Insurance Company is permitted to pay total dividends of $251,362,000 during 2013, without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it complete control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at September 30, 2013 and December 31, 2012.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $6,886,000 and $4,741,000 at September 30, 2013 and December 31, 2012, respectively.

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

•	Property and Casualty—writes personal, commercial and credit-related property insurance. These products are primarily sold through multiple-line and independent agents.

•	Corporate and Other—consists of net investment income on the investments not allocated to the insurance segments and revenues from non-insurance operations.

The accounting policies of the segments are the same as those described in Note 2. All revenue and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•

Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of equity allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations by operating segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income (loss) from continuing operations before federal income taxes and equity in earnings/losses of unconsolidated affiliates
Life	$9,005	$9,212	$23,420	$36,025
Annuity	18,631	25,384	69,633	72,998
Health	7,170	6,179	16,164	10,989
Property and casualty	24,634	25,021	33,198	13,173
Corporate and other	61,424	23,589	124,807	38,211

Total	$120,864	$89,385	$267,222	$171,396

16. COMMITMENTS AND CONTINGENCIES

Commitments

American National had aggregate commitments at September 30, 2013, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $337,107,000 of which $203,930,000 is expected to be funded in 2013. The remaining $133,177,000 will be funded in 2014 and beyond.

In September 2013, American National renewed an existing $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2013 and December 31, 2012, the outstanding letters of credit were $31,595,000 and $33,696,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2014. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2013, was approximately $206,376,000, while the total cash values of the related life insurance policies was approximately $208,702,000.

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

17. RELATED PARTY TRANSACTIONS

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to/(from) American National
		Nine months ended September 30,		September 30,	December 31,
Related Party	Financial Statement Line Impacted	2013	2012	2013	2012
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$853	$794	$8,037	$8,890
Gal-Tex Hotel Corporation	Net investment income	463	522	49	54
Greer, Herz and Adams, LLP	Other operating expenses	7,484	5,689	(412)	(268)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan issued to Gal-Tex collateralized by hotel property in San Antonio, Texas. This loan was originated in 1999, has a current interest rate of 7.30%, and has a final maturity date of April 1, 2019. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.

18. SUBSEQUENT EVENTS

On October 31, 2013, American National adopted certain amendments to freeze its defined benefit pension plans. Effective December 31, 2013, benefits accrued through this plan will no longer include additional years of service credit or future salary increase credit, and no new participants will be added to the plans. Benefits earned by eligible employees prior to the effective date of the plan amendments will not be affected. Management does not anticipate any curtailment gain or loss as a result of the adoption of the plan amendments. Management anticipates a reduction in the projected future liability for these plans, but an estimate has not been determined at this time. Effective January 1, 2014, American National will shift its retirement benefits for eligible employees to contributory defined contribution plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not a guarantee of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013, and they include among others:

•	Economic Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

•	Operational Risk Factors

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

General Trends

On July 25, 2013, American National’s Board of Directors authorized certain retirement benefit changes that will take effect December 31, 2013. The Company will shift its retirement benefits from defined benefit pension plans to contributory defined contribution plans. As of December 31, 2013, participation and benefit accruals under the Company’s affected defined benefit pension plans will be frozen, with no additional years of service credit or salary increase credit being earned. Benefits earned by eligible employees prior to such date will not be affected. On October 31, 2013, the Board of Directors approved amendments to certain existing plans and adopted new plans to effect these retirement benefit changes.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Premiums	$422,799	$431,445	$(8,646)	$1,265,418	$1,285,096	$(19,678)
Other policy revenues	52,975	49,343	3,632	152,910	146,406	6,504
Net investment income	254,336	258,190	(3,854)	752,488	754,449	(1,961)
Realized investment gains (losses), net	43,483	12,930	30,553	103,970	24,779	79,191
Other income	11,911	8,160	3,751	29,423	22,975	6,448

Total premiums and other revenues	785,504	760,068	25,436	2,304,209	2,233,705	70,504

Benefits, losses and expenses
Policyholder benefits	118,681	122,579	(3,898)	365,051	366,168	(1,117)
Claims incurred	217,213	226,380	(9,167)	687,420	740,048	(52,628)
Interest credited to policyholder’s account balances	98,862	108,069	(9,208)	309,738	323,952	(14,214)
Commissions for acquiring and servicing policies	94,504	92,253	2,251	273,360	283,295	(9,935)
Other operating expenses	128,115	114,234	13,882	381,850	336,378	45,472
Change in deferred policy acquisition costs (1)	7,265	7,168	97	19,568	12,468	7,100

Total benefits and expenses	664,640	670,683	(6,043)	2,036,987	2,062,309	(25,322)

Income (loss) before other items and federal income taxes	$120,864	$89,385	$31,479	$267,222	$171,396	$95,826

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Consolidated earnings increased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to an increase in realized gains coupled with a decrease in claims in our property and casualty segment. The increase in earnings was partially offset by an increase in other operating expenses in our life and annuity segments and a decrease in premiums in our property and casualty segment.

Results of Operations and Related Information by Segment

Life

Life segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Premiums	$75,278	$72,203	$3,075	$215,479	$209,353	$6,126
Other policy revenues	49,158	46,401	2,757	142,034	136,764	5,270
Net investment income	57,008	58,650	(1,642)	173,195	176,935	(3,740)
Other income	708	802	(94)	2,093	2,354	(261)

Total premiums and other revenues	182,152	178,056	4,096	532,801	525,406	7,395

Benefits, losses and expenses
Policyholder benefits	83,821	84,615	(794)	246,896	245,237	1,659
Interest credited to policyholder’s account balances	13,653	15,026	(1,373)	40,750	44,010	(3,260)
Commissions for acquiring and servicing policies	30,341	25,193	5,148	86,491	71,624	14,867
Other operating expenses	52,042	45,923	6,119	156,269	134,396	21,873
Change in deferred policy acquisition costs (1)	(6,710)	(1,913)	(4,797)	(21,025)	(5,886)	(15,139)

Total benefits and expenses	173,147	168,844	4,303	509,381	489,381	20,000

Income (loss) before other items and federal income taxes	$9,005	$9,212	$(207)	$23,420	$36,025	$(12,605)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings decreased during the quarter and year-to-date ended September 30, 2013 primarily due to an increase in operating expenses, partially offset by increases in premiums and other policy revenues.

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

Life insurance sales

The following table presents life insurance sales as measured by annualized premium (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Whole life	$5,643	$5,942	$(299)	$19,044	$17,714	$1,330
Term life	7,756	5,628	2,128	24,436	14,916	9,520
Universal life	8,920	6,094	2,826	26,759	19,010	7,749

Total recurring	$22,319	$17,664	$4,655	$70,239	$51,640	$18,599

Single and excess (1)	$584	$393	$191	$1,676	$1,540	$136
Credit life (1)	1,107	1,063	44	3,108	2,994	114

(1)	These are weighted amounts representing 10% of single and excess premiums and 15% of credit life premuims.

Life insurance sales based on annualized premium are non-GAAP measures used by the insurance industry, which allow a comparison of new policies written by an insurance company during the period. These consist of recurring premiums, which represent the total yearly premium that insurance companies would expect to receive if all policies would remain in force, 10% of single and excess premiums and 15% of credit life premium. Life insurance sales measure productivity associated with gaining new insurance business in the current period whereas premium revenues, a GAAP measure, are driven by policies sold in current and prior periods; therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Life insurance sales increased for the quarter and year-to-date ended September 30, 2013 due to a continued focus on life production and expansion of product offerings beginning in June 2012. Term life sales increased as a result of a new term portfolio introduced in 2012. Equity-indexed universal life products were the primary driver of the increase in universal life sales.

Benefits, losses and expenses

Policyholder benefits increased during the year-to-date ended September 30, 2013 primarily due to a block of limited pay contracts, which were evaluated as requiring additional reserves.

Commissions increased during 2013 compared to 2012 primarily due to increased sales of our term and equity-indexed universal life products.

Other operating expenses increased during the quarter and year-to-date ended September 30, 2013 compared to 2012 as a result of increases in allocated share-based compensation costs under the stock and incentive plan, costs associated with the growth in our life insurance in-force during 2013 and sales bonuses paid to independent contractors. Substantially all independent contractor bonuses are capitalized as DAC, therefore, they have minimal impact on earnings.

The following table presents the components of the change in DAC in the Life segment (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Acquisition cost capitalized	$30,999	$21,847	$9,152	$80,226	$62,162	$18,064
Amortization of DAC	(24,289)	(19,934)	(4,355)	(59,201)	(56,276)	(2,925)

Change in DAC (1)	$6,710	$1,913	$4,797	$21,025	$5,886	$15,139

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Acquisition costs capitalized increased during 2013 compared to 2012 primarily due to an increase in commissions from higher production.

Policy in-force information

The following tables summarize the changes in the Life segment’s in-force amounts (in thousands) and number of policies in-force:

	September 30,	December 31,
	2013	2012	Change
Life insurance in-force
Traditional life	$53,518,457	$48,856,459	$4,661,998
Interest-sensitive life	24,882,352	24,132,101	750,251

Total life insurance in-force	$78,400,809	$72,988,560	$5,412,249

Number of policies in-force
Traditional life	2,013,799	2,122,666	(108,867)
Interest-sensitive life	193,880	185,729	8,151

Total number of policies in-force	2,207,679	2,308,395	(100,716)

There was an increase in total life insurance in-force amounts during 2013, while there was a decrease in the total number of policies. The increase in life insurance in-force amounts is believed to be attributed to the attractiveness of our new portfolio of products and ease of doing business. The decrease in our policy count during 2013 is attributable to claims, surrenders and lapses, as well as new business activity generally being comprised of fewer but larger face-value policies.

Annuity

Annuity segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Premiums	$23,412	$30,140	$(6,728)	$89,733	$93,275	$(3,542)
Other policy revenues	3,817	2,942	875	10,876	9,642	1,234
Net investment income	148,322	156,082	(7,760)	463,530	460,779	2,751
Other income	96	50	46	241	143	98

Total premiums and other revenues	175,647	189,214	(13,567)	564,380	563,839	541

Benefits, losses and expenses
Policyholder benefits	34,860	37,964	(3,104)	118,155	120,931	(2,776)
Interest credited to policyholder’s account balances	85,208	93,043	(7,835)	268,987	279,942	(10,955)
Commissions for acquiring and servicing policies	10,303	15,212	(4,909)	31,890	44,983	(13,093)
Other operating expenses	16,242	14,100	2,142	48,053	34,667	13,386
Change in deferred policy acquisition costs (1)	10,403	3,511	6,892	27,662	10,318	17,344

Total benefits and expenses	157,016	163,830	(6,814)	494,747	490,841	3,906

Income (loss) before other items and federal income taxes	$18,631	$25,384	$(6,753)	$69,633	$72,998	$(3,365)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings decreased during the quarter and year-to-date ended September 30, 2013 primarily due to an increase in other operating expenses. Another factor contributing to the decrease in quarter-to-date earnings was an increase in reserves due to a lower level of immediate annuity mortality experience. Immediate annuity mortality experience tends to stabilize when measured over a longer period, resulting in a more consistent year-to-date fluctuation in benefits in relation to premiums.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Fixed deferred annuity	$50,510	$153,318	$(102,808)	$178,662	$486,835	$(308,173)
Single premium immediate annuity	41,667	51,595	(9,928)	154,452	155,521	(1,069)
Equity-indexed deferred annuity	47,344	31,506	15,838	126,837	89,549	37,288
Variable deferred annuity	30,485	25,242	5,243	94,553	76,560	17,993

Total premium and deposits	170,006	261,661	(91,655)	554,504	808,465	(253,961)
Less: Policy deposits	146,594	231,521	(84,927)	464,771	715,190	(250,419)

Total earned premiums	$23,412	$30,140	$(6,728)	$89,733	$93,275	$(3,542)

We monitor account values and changes in those values to effectively manage our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Nine months ended September 30,
	2013	2012
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,803,197	$9,824,416
Net inflows	183,832	374,025
Surrenders	(842,436)	(579,908)
Fees	(6,795)	(6,075)
Interest credited	262,472	275,072

Account value, end of period	$9,400,270	$9,887,530

Single premium immediate annuity
Reserve, beginning of period	$1,075,638	$978,722
Net inflows	36,436	47,751
Interest and mortality	32,726	31,523

Reserve, end of period	$1,144,800	$1,057,996

Variable deferred annuity
Account value, beginning of period	$417,645	$380,129
Net inflows	91,664	72,925
Surrenders	(84,866)	(78,651)
Fees	(3,945)	(3,509)
Change in market value and other	52,440	40,711

Account value, end of period	$472,938	$411,605

Fixed deferred annuity net inflows decreased during 2013 compared to 2012 primarily resulting from our management of these products to lower sales to mitigate risks associated with investing in the persistently low interest rate environment. In addition, surrenders increased during 2013 compared to 2012 primarily due to a larger block of policies reaching the end of their surrender charge period.

An equity-indexed annuity allows a policyholder to participate in equity returns while also having certain downside protection from the guaranteed minimum returns defined in the product. Deposits for this product increased during 2013 compared to 2012 primarily attributed to the current attractiveness of this product compared to fixed annuities.

Single premium immediate annuity (“SPIA”) year-to-date premiums remained relatively unchanged. However, net inflows during the year decreased when compared to prior year due primarily to a higher level of SPIA payments resulting from a growing block of SPIA in-force.

Net investment income decreased during the quarter ended September 30, 2013 compared to 2012 due to a decrease in account value of fixed deferred annuities. Net investment income increased during the year-to-date ended September 30, 2013 compared to 2012 due to an increase in option return substantially offsetting the decrease in fixed investment income resulting from the decrease in fixed defined annuity account values.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts, and are highly correlated to premium volume. Benefits decreased during the quarter and year-to-date ended September 30, 2013 compared to 2012, consistent with SPIA premiums. However, the quarter-to-date decrease in benefits was lower due to an increase in reserve as a result of lower immediate annuity mortality experience. Immediate annuity mortality experience tends to stabilize when measured over longer periods resulting in a more consistent year-to-date change in benefits in relation to premiums.

Commissions decreased for 2013 compared to 2012 primarily due to reduced fixed deferred annuity production.

Other operating expenses increased during the quarter ended September 30, 2013 compared to 2012 primarily due to increases in allocated share-based compensation costs. In addition, the year-to-date increase in other operating expenses includes the effect of the reduction in the prior year expenses relating to final resolution of certain litigation being recorded as interest credited rather than operating expense.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Acquisition cost capitalized	$12,571	$17,398	$(4,827)	$38,467	$54,015	$(15,548)
Amortization of DAC	(22,974)	(20,909)	(2,065)	(66,129)	(64,333)	(1,796)

Change in DAC (1)	$(10,403)	$(3,511)	$(6,892)	$(27,662)	$(10,318)	$(17,344)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Acquisition costs capitalized was lower during 2013 compared to 2012 primarily due to a decrease in commissions as a result of lower sales of new deferred annuity contracts.

An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the year-to-date ended September 30, 2013 and 2012 was 37.3% and 39.5%, respectively. The decrease in the ratio during 2013 was primarily driven by increased interest spreads.

Options and Derivatives

Shown below is the analysis of the impact to net investment income of the option return, along with the impact to interest credited of the equity-indexed annuity embedded derivative (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Net investment income
Without option return	$135,304	$145,634	$(10,330)	$416,132	$438,832	$(22,700)
Option return	13,018	10,448	2,570	47,398	21,947	25,451
Interest credited to policy account balances
Without embedded derivative	74,261	85,332	(11,071)	229,681	263,163	(33,482)
Equity-indexed annuity embedded derivative	10,947	7,711	3,236	39,306	16,779	22,527

Net investment income without option return decreased during the quarter and year-to-date ended September 30, 2013 primarily due to a decrease in account values of fixed deferred annuities. Interest credited to policyholders’ account balances without embedded derivative decreased during 2013 due to a decrease in crediting rates and certain non-recurring expenses relating to settled litigation, which was charged to interest credited during 2012. Without this charge, the decrease would have been $27.5 million for the year-to-date ended September 30, 2013 compared to 2012.

The option return, as well as the related equity-indexed annuity embedded derivative, increased during 2013 compared to 2012 primarily as a result of a larger number of options held during 2013, in addition to the change in the S&P 500 Index during the respective periods. Option returns correlate to the 4.7% and 17.9% return of the S&P 500 Index during the quarter and year-to-date ended September 30, 2013, respectively, compared to 5.8% and 14.6% for the same periods in 2012. The impact of the option return and equity-indexed annuity embedded derivative was a $2.1 million and $8.1 million net increase in annuity earnings during the three and nine months ended September 30, 2013, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Premiums	$52,839	$56,199	$(3,360)	$159,100	$167,965	$(8,865)
Net investment income	2,941	2,938	3	8,645	8,872	(227)
Other income	4,439	3,900	539	13,255	11,760	1,495

Total premiums and other revenues	60,219	63,037	(2,818)	181,000	188,597	(7,597)

Benefits, losses and expenses
Claims incurred	34,404	38,436	(4,032)	106,378	119,586	(13,208)
Commissions for acquiring and servicing policies	7,316	6,735	581	20,568	19,651	917
Other operating expenses	11,222	10,669	553	35,810	33,724	2,086
Change in deferred policy acquisition costs (1)	107	1,018	(911)	2,080	4,647	(2,567)

Total benefits and expenses	53,049	56,858	(3,809)	164,836	177,608	(12,772)

Income (loss) before other items and federal income taxes	$7,170	$6,179	$991	$16,164	$10,989	$5,175

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased during the quarter and year-to-date ended September 30, 2013 compared to the same periods in 2012 driven primarily by a decrease in claims incurred, partially offset by a decrease in premiums.

Premiums and other revenues

Health earned premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	dollars	percentage	dollars	percentage	dollars	percentage	dollars	percentage
Medicare Supplement	$22,591	42.8%	$24,066	42.9%	$68,509	43.0%	$71,688	42.6%
Medical expense	7,463	14.1	9,065	16.1	23,168	14.6	28,592	17.0
Group health	9,291	17.6	10,914	19.4	27,556	17.3	30,384	18.1
Managing General Underwriter	4,822	9.1	4,277	7.6	14,750	9.3	12,887	7.7
Credit accident and health	3,721	7.0	4,102	7.3	11,438	7.2	12,749	7.6
All other	4,951	9.4	3,775	6.7	13,679	8.6	11,665	7.0

Total	$52,839	100.0%	$56,199	100.0%	$159,100	100.0%	$167,965	100.0%

Earned premiums decreased during the quarter and year-to-date ended September 30, 2013 compared to the same periods in 2012 primarily resulting from the run-off of our closed block of medical expense insurance plans, which will continue decreasing. Medicare Supplement and credit accident and health lines also had decreases in premium. These decreases were partially offset by the increase in Managing General Underwriter (“MGU”) line.

Other income increased during the quarter and year-to-date ended September 30, 2013 due to increased activities in the MGU line.

Our in-force certificates or policies as of the dates indicated are as follows:

	September 30, 2013		December 31, 2012
	number	percentage	number	percentage
Medicare Supplement	39,726	6.3%	41,562	6.7%
Medical expense	4,932	0.8	5,745	0.9
Group health	19,578	3.1	19,868	3.2
Managing General Underwriter	227,430	36.0	197,050	31.6
Credit accident and health	235,599	37.3	253,710	40.7
All other	104,219	16.5	105,499	16.9

Total	631,484	100.0%	623,434	100.0%

Total in-force policies increased during the year-to-date ended September 30, 2013. Increases in the MGU line were partially offset by decreases in the remaining lines of business. The MGU line increased due to increased production by existing MGUs, and the addition of new MGUs.

Benefits, losses and expenses

Claims incurred decreased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily as the result of the continued decline in the closed medical expense block and a decrease in group claim submissions.

Other operating expenses increased during the year-to-date ended September 30, 2013 compared to 2012 due primarily to an accrual on the MGU line for an anticipated payment to a state insurance guaranty pool during the first quarter of 2013.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Acquisition cost capitalized	$4,017	$2,840	$1,177	$9,457	$8,311	$1,146
Amortization of DAC	(4,124)	(3,858)	(266)	(11,537)	(12,958)	1,421

Change in DAC(1)	$(107)	$(1,018)	$911	$(2,080)	$(4,647)	$2,567

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

The amortization of DAC had a smaller impact during the year-to-date ended September 30, 2013 compared to the same period in 2012 due to the declining aggregate health block of business.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Net premiums written	$272,524	$265,886	$6,638	$823,284	$825,912	$(2,628)

Net premiums earned	$271,270	$272,903	$(1,633)	$801,106	$814,503	$(13,397)
Net investment income	17,081	17,536	(455)	50,199	53,016	(2,817)
Other income	2,177	1,619	558	4,827	5,065	(238)

Total premiums and other revenues	290,528	292,058	(1,530)	856,132	872,584	(16,452)

Benefits, losses and expenses
Claims incurred	182,809	187,944	(5,135)	581,042	620,462	(39,420)
Commissions for acquiring and servicing policies	46,533	45,113	1,420	134,190	147,037	(12,847)
Other operating expenses	33,087	29,428	3,659	96,851	88,523	8,328
Change in deferred policy acquisition costs (1)	3,465	4,552	(1,087)	10,851	3,389	7,462

Total benefits and expenses	265,894	267,037	(1,143)	822,934	859,411	(36,477)

Income (loss) before other items and federal income taxes	$24,634	$25,021	$(387)	$33,198	$13,173	$20,025

Loss ratio	67.4%	68.9%	(1.5)	72.5%	76.2%	(3.7)
Underwriting expense ratio	30.6	29.0	1.6	30.2	29.3	0.9

Combined ratio	98.0%	97.9%	0.1	102.7%	105.5%	(2.8)

Impact of catastrophe events on combined ratio	4.1	3.8	0.3	9.6	10.7	(1.1)

Combined ratio without impact of catastrophe events	93.9%	94.1%	(0.2)%	93.1%	94.8%	(1.7)

Gross catastrophe losses	$10,871	$9,240	$1,631	$84,744	$90,981	$(6,237)
Net catastrophe losses	11,613	10,365	1,248	76,555	87,367	(10,812)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Results improved during the year-to-date ended September 30, 2013 compared to 2012 primarily as a result of a significant decrease in claims incurred. Results for the quarter-to-date remained relatively unchanged.

Premiums and other revenues

Net premiums written increased during the quarter-to-date ended September 30, 2013 compared to 2012 primarily due to increases in our homeowner, agribusiness, other commercial and credit business. Net premiums written decreased during the year-to-date ended September 30, 2013 compared to 2012 primarily as a result of decreases in our personal auto business as well as changes in our credit-related property products. Net premiums earned decreased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to decreases in premiums from our personal auto business.

Benefits, losses and expenses

Claims incurred decreased during the quarter-to-date ended September 30, 2013 compared to 2012 as a result of a decline in non-catastrophe losses due primarily to reduced loss frequency. Claims incurred and loss ratio decreased during the year-to-date ended September 30, 2013 compared to 2012 as a result of decreases in catastrophe losses, as well as improved rate adequacy and claims frequency.

Commissions increased during the quarter-to-date ended September 30, 2013 compared to 2012 corresponding with an increase in net premiums written related to collateral protection credit products. Commissions decreased during the year-to-date ended September 30, 2013 compared to 2012 primarily due to a shift from Guaranteed Auto Protection (“GAP”) commissioned products to non-commission products, which also have lower premiums.

Other operating expenses increased for the quarter and year-to-date ended September 30, 2013 compared to 2012, primarily due to increases in agent recruitment and marketing expenses.

Expenses attributable to the change in DAC during the quarter-to-date ended September 30, 2013 decreased compared to 2012, primarily due to higher capitalized commissions relating to the overall increase in net written premiums for commercials products. Expenses attributable to the change in DAC during the year-to-date ended September 30, 2013 increased compared to 2012, primarily due to capitalized costs on credit-related property products written in prior years being amortized while newer credit-related property products sold with lower revenue and without commissions resulted in lower cost being capitalized in the current period.

For the quarter and year-to-date ended September 30, 2013, the net favorable prior year loss and claims adjustment expenses (“CAE”) development was $19.2 million and $36.6, compared to $4.6 million and $30.8 million favorable development for the quarter and year-to-date ended September 30, 2012. This favorable development is primarily in our personal auto and commercial casualty lines, which are demonstrating favorable loss emergence compared to what was implied by our historical development patterns, as well as more favorable runoff in our commercial automobile and workers compensation lines than what was seen in the third quarter of 2012.

Products

Our Property and Casualty segment consists of: (i) Personal, which we market primarily to individuals, represents 60.7% of net premiums written, (ii) Commercial, which focuses primarily on agricultural and other commercial markets, represents 31.3% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, represent 8.0% of net premiums written.

Personal Products

Personal products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Net premiums written
Auto	$102,643	$105,226	$(2,583)	$306,640	$317,237	$(10,597)
Homeowner	60,515	57,573	2,942	164,661	157,738	6,923
Other Personal	9,556	9,318	238	28,712	27,965	747

Total net premiums written	172,714	172,117	597	500,013	502,940	(2,927)

Net premiums earned
Auto	101,478	106,019	(4,541)	302,711	318,806	(16,095)
Homeowner	53,351	52,028	1,323	154,752	154,185	567
Other Personal	9,234	8,974	260	27,106	26,639	467

Total net premiums earned	$164,063	$167,021	$(2,958)	$484,569	$499,630	$(15,061)

Loss ratio
Auto	75.9%	79.9%	(4.0)	77.7%	77.8%	(0.1)
Homeowner	80.0	71.5	8.5	96.8	105.5	(8.7)
Other Personal	57.0	67.7	(10.7)	53.7	56.1	(2.4)
Personal line loss ratio	76.2	76.7	(0.5)	82.5	85.2	(2.7)
Combined Ratio
Auto	99.4%	100.7%	(1.3)	100.6%	98.8%	1.8
Homeowner	105.7	98.4	7.3	121.8	129.7	(7.9)
Other Personal	79.6	89.9	(10.3)	76.3	78.9	(2.6)
Personal line combined ratio	100.3	98.5	1.8	106.0	107.3	(1.3)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to a decline in policies in-force. The loss ratio decreased during the quarter-to-date ended September 30, 2013 compared to 2012 due to a decline in claim frequency.

Homeowners: Net premiums written and earned increased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to increasing premium rates over the time period. The loss and combined ratios increased during the quarter-to-date ended September 30, 2013 compared to 2012 due to increased catastrophe losses. The loss and combined ratios decreased during the year-to-date ended September 30, 2013 compared to 2012 primarily due to a decline in non-catastrophe weather-related losses and improved rate adequacy as well as a decline in catastrophe losses.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. Net premiums written and earned remained substantially unchanged during 2013 compared to 2012. The loss and combined ratios increased during the quarter-to-date ended September 30, 2013 compared to 2012, while the year-to-date ratios remained relatively unchanged. As this is currently the smallest line of business in our Personal Products, minor fluctuations in results can cause greater volatility in these ratios.

Commercial Products

Commercial products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Net premiums written
Other Commercial	$31,116	$29,618	$1,498	$109,437	$105,698	$3,739
Agribusiness	27,976	26,240	1,736	83,655	78,863	4,792
Auto	17,471	16,961	510	64,635	64,537	98

Total net premiums written	76,563	72,819	3,744	257,727	249,098	8,629

Net premiums earned
Other Commercial	32,826	31,642	1,184	95,058	92,853	2,205
Agribusiness	28,073	26,848	1,225	81,759	79,067	2,692
Auto	19,698	20,084	(386)	58,243	59,937	(1,694)

Total net premiums earned	$80,597	$78,574	$2,023	$235,060	$231,857	$3,203

Loss ratio
Other Commercial	42.1%	70.8%	(28.7)	58.3%	78.5%	(20.2)
Agribusiness	78.0	72.6	5.4	78.8	86.2	(7.4)
Auto	81.5	66.9	14.6	74.9	64.0	10.9
Commercial line loss ratio	64.2	70.4	(6.2)	69.5	77.4	(7.9)
Combined ratio
Other Commercial	69.6%	98.0%	(28.4)	86.8%	106.8%	(20.0)
Agribusiness	115.5	109.5	6.0	115.7	122.6	(6.9)
Auto	103.7	87.8	15.9	98.7	86.6	12.1
Commercial line combined ratio	93.9	99.0	(5.1)	99.8	106.9	(7.1)

Other Commercial: Net premiums written and earned increased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to an increase in workers’ compensation premiums. The loss and combined ratios decreased significantly during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to the reduction in the frequency of both workers’ compensation and commercial liability claims.

Agribusiness Product: Our agribusiness product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily as a result of an increase in new business writings. The loss and combined ratios increased during the quarter ended September 30, 2013 compared to 2012, primarily due to an increase in claim severity. The loss and combined ratios decreased during the year-to-date ended September 30, 2013 compared to 2012, primarily due to a combination of rate and underwriting actions.

Commercial Auto: Net premiums written and earned remained relatively unchanged during the quarter and year-to-date ended September 30, 2013 compared to 2012. The loss and combined ratios increased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to increased severity of claims.

Credit-Related Property Products

Credit-related property products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Net premiums written	$23,247	$20,950	$2,297	$65,544	$73,874	$(8,330)
Net premiums earned	26,610	27,308	(698)	81,477	83,016	(1,539)
Loss ratio	22.9%	16.9%	6.0	22.2%	18.3%	3.9
Combined ratio	100.0	93.9	6.1	97.2	94.2	3.0

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

Net premiums written increased during the quarter-to-date ended September 30, 2013 compared to 2012 due to an increase in our GAP Waiver and collateral protection business. Net premiums written decreased during the year-to-date ended September 30, 2013 compared to 2012 as premiums shifted from GAP Insurance to GAP Waiver, a lower premium debt protection product. The loss and combined ratios increased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to an increase in claims in our collateral protection business.

Corporate and Other

Corporate and Other segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Premiums and other revenues
Net investment income	$28,984	$22,984	$6,000	$56,919	$54,847	$2,072
Realized investment gains, including OTTI	43,483	12,930	30,553	103,970	24,779	79,191
Other income	4,491	1,789	2,702	9,007	3,653	5,354

Total premiums and other revenues	76,958	37,703	39,255	169,896	83,279	86,617

Benefits, losses and expenses
Commissions	11	—	11	221	—	221
Other operating expenses	15,523	14,114	1,409	44,868	45,068	(200)

Total benefits and expenses	15,534	14,114	1,420	45,089	45,068	21

Income (loss) before other items and federal income taxes	$61,424	$23,589	$37,835	$124,807	$38,211	$86,596

Earnings increased during the quarter and year-to-date ended September 30, 2013 compared to 2012 primarily due to increases in realized gains, driven by sales of investment real estate properties as well as a reduction in other-than-temporary impairments related to investment securities.

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

Our insurance and annuity products are primarily supported by investment-grade bonds, and to a lesser extent collateralized mortgage obligations and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale considering our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities and adjust the mix within the portfolio as investments mature or new investments are purchased.

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

Composition of Invested Assets

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$8,674,301	45.1%	$9,009,282	46.8%
Bonds available-for-sale, at fair value	4,557,161	23.7	4,665,576	24.3
Equity securities, at fair value	1,277,131	6.6	1,075,439	5.6
Mortgage loans on real estate, net of allowance	3,333,363	17.4	3,143,011	16.2
Policy loans	395,709	2.1	395,333	2.1
Investment real estate, net of accumulated depreciation	471,810	2.5	511,233	2.7
Short-term investments	339,479	1.8	313,086	1.6
Other invested assets	161,515	0.8	125,104	0.7

Total investments	$19,210,469	100.0%	$19,238,064	100.0%

The decrease in our total investments as of September 30, 2013 as compared to December 31, 2012 was primarily a result of decreases in bonds and investment real estate, which were partially offset by increases in equity securities and mortgage loans. The decrease in bonds was primarily due to sales and maturities of bonds coupled with fair value decreases in corporate debt securities, while the decrease in investment real estate was due to disposition of certain real estate properties. The increase in equity securities is primarily attributed to a 17.9% increase in the S&P 500 year-to-date.

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

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At September 30, 2013, our fixed maturity securities had an estimated fair market value of $13.7 billion, which was $0.6 billion, or 4.7%, above amortized cost. At December 31, 2012, our fixed maturity securities had an estimated fair value of $14.5 billion, which was $1.2 billion, or 8.9%, above amortized cost.

The estimated fair value of fixed maturity securities, due in one year or less, decreased to $1.2 billion as of September 30, 2013 from $1.7 billion as of December 31, 2012, primarily as a result of long-term bonds maturing during the period.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	September 30, 2013			December 31, 2012
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$638,232	$675,089	4.9	$731,004	$796,658	5.5
AA	1,423,119	1,474,071	10.8	1,412,669	1,536,119	10.6
A	5,330,986	5,593,878	41.0	5,044,344	5,549,050	38.2
BBB	5,173,903	5,404,445	39.6	5,538,870	6,004,743	41.4
BB and below	479,603	511,970	3.7	598,862	619,757	4.3

Total	$13,045,843	$13,659,453	100.0	$13,325,749	$14,506,327	100.0

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

Equity Securities—Our equity portfolio consists of companies publicly traded on U.S. national stock exchanges; the cost and estimated value of the equity securities are as follows (in thousands):

	September 30, 2013
		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
Common stock	$701,968	$543,559	$(6,232)	$1,239,295	97.0
Preferred stock	22,690	15,440	(294)	37,836	3.0

Total	$724,658	$558,999	$(6,526)	$1,277,131	100.0

	December 31, 2012
		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
Common stock	$660,889	$383,634	$(6,739)	$1,037,784	96.5
Preferred stock	27,690	9,995	(30)	37,655	3.5

Total	$688,579	$393,629	$(6,769)	$1,075,439	100.0

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yields on the principal funded for mortgage loans were 5.0% and 5.5% at September 30, 2013 and December 31, 2012, respectively. It is likely that the weighted average coupon yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of September 30, 2013, we had $395.7 million in policy loans with a loan to surrender value of 59.2%, and at December 31, 2012, we had $395.3 million in policy loans with a loan to surrender value of 59.5%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Realized Gains (Losses)

Net investment income during the quarter and year-to-date ended September 30, 2013 decreased $3.9 million and $2.0 million, respectively, compared to the same periods during 2012. The decrease was due primarily to bonds with lower interest yields making up a larger percentage of our portfolio as older bonds, which were purchased when interest rates were higher, matured. The decrease in bonds was partially offset by the $2.8 million and $26.1 million increases in option income during the quarter and year-to-date, respectively, resulting from increases in the underlying equity markets index.

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

Realized gains for the quarter and year-to-date ended September 30, 2013 increased $16.9 million and $60.6 million, respectively, as compared to the same periods in 2012, primarily as a result of realized gains on sales of investment real estate and equity securities. Other-than-temporary impairments decreased $13.7 million and $18.6 million for the quarter and year-to-date ended September 30, 2013, respectively, due to a decrease in bond impairments. In the third quarter of 2012, we recorded $12.7 million of other-than-temporary impairments on bonds.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at September 30, 2013 and December 31, 2012 were $738.1 and $736.0 million, respectively; a net increase of $2.1 million for the year-to-date ended September 30, 2013. Unrealized gains or losses on available-for-sale securities have no impact on earnings. Rather, they are recognized as other comprehensive income or loss, which directly impacts equity. The gross unrealized gains of available-for-sale securities increased $41.8 million to $799.1 million for the year-to-date ended September 30, 2013 primarily resulting from fair value increases in equity securities. The gross unrealized losses of available-for-sale securities increased to $61.0 million from $21.4 million. The $39.6 million increase in gross unrealized losses during the year-to-date ended September 30, 2013, was primarily attributable to corporate debt securities.

The gross unrealized gains on held-to-maturity securities decreased $319.5 million to $520.0 million during the year-to-date ended September 30, 2013 primarily attributable to fair value decreases in certain corporate debt securities. The gross unrealized losses on held-to-maturity securities increased $84.1 million to $92.1 million during 2013 primarily attributable to certain corporate debt securities.

The fair value of our investment securities is affected by fixed maturity securities approaching maturity and for all investments by various factors, including volatility of financial markets, changes in interest rates and fluctuations in credit spread. We have the ability and intent to hold those securities in unrealized loss positions until a market price recovery or maturity. Further, it is unlikely that we will be required to sell them prior to recovery, and recovery is expected within a reasonable period of time.

Liquidity

Our liquidity requirements have been and are expected to continue to be met by funds from operations, comprised of premiums received from our customers and investment income. The primary use of cash has been and is expected to continue to be the payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flow from operations.

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

The funds received as premium payments and deposits are invested primarily in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. Historically we have not had to liquidate invested assets in order to cover cash flow needs. Additionally, our portfolio of highly liquid available-for-sale investment securities is available to meet future liquidity needs as necessary.

Our cash, cash equivalents and short-term investment position was $462.1 million and $616.1 million at September 30, 2013 and December 31, 2012, respectively. The $154.0 million decrease relates primarily to increased opportunity in long-term investments during the quarter.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	September 30,	December 31,
	2013	2012
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,729,421	$3,585,826
AOCI	281,995	242,010

Total American National stockholders’ equity	$4,011,416	$3,827,836

We have notes payable that are not part of our capital resources relating to amounts borrowed by real estate joint ventures that we consolidate into our financial statements. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the only amount of liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $12.9 million and $18.1 million at September 30, 2013 and December 31, 2012, respectively.

The changes in our capital resources are summarized below (in thousands):

Nine months ended
September 30, 2013
Net income	$200,753
Increase (decrease) in unrealized gains	31,569
Minimum pension liability adjustment	8,627
Dividends to shareholders	(62,122)
Other	4,753

Total	$183,580

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. Risk-based capital (“RBC”) is a standard calculation using formulas and instructions from the National Association of Insurance Commissioners. State laws specify regulatory actions if an insurer’s ratio of statutory capital and surplus to RBC falls below certain levels. The RBC formula for life insurance companies establishes capital requirements for asset, interest rate, market, insurance and business risks. The RBC formula for property and casualty insurance companies establishes capital requirements for asset and underwriting risks including reserve risk.

The achievement of long-term growth will require growth in American National Insurance Company’s statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. For additional details see Statutory Capital and Surplus leading in Note 14, Stockholders’ Equity and Noncontrolling Interests, of the Notes to the Unaudited Consolidated Financial Statements.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year-to-date ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for three and nine months ended September 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 5, 2013