Form 10-K
period 2013-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2014-02-28
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $721.7 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.

As of February 14, 2014, there were 26,895,188 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL INSURANCE COMPANY

PART I

ITEM 1.	BUSINESS

Company Overview

American National Insurance Company has over 105 years of experience. We have maintained our corporate headquarters in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities and property and casualty insurance. We also offer limited health insurance. We provide personalized service to approximately six million policyholders throughout the United States, Puerto Rico, Guam, and American Samoa.

In this document, we refer to American National Insurance Company and its subsidiaries as the “Company,” “we,” “our,” and “us.”

Our vision is to be a leading provider of financial products and services for current and future generations. For more than a century, we have maintained a conservative business approach and corporate culture. We have an unwavering commitment to serve our policyholders, agents, and shareholders by providing excellent customer service and competitively priced and diversified products. We are committed to profitable growth, which enables us to remain financially strong. Acquisitions that are strategic and offer synergies may be considered, but they are not our primary source of growth. We invest regularly in our distribution channels and markets to fuel internal growth.

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

Business Segments

Our family of companies includes six life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. Our business segments are:

Life Segment—Our Life segment provides the following products:

Whole Life. Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract period, to a specified age or period, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes some policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, increase cash values available upon surrender, or reduce the premiums required to maintain the contract in-force.

Term Life. Term life products provide a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Coverage periods typically range from one year to thirty years, but in no event are they longer than the period over which premiums are paid.

Universal Life. Universal life products provide insurance coverage through a contract that gives the policyholder flexibility in premium payments and coverage amounts. Universal life products may allow the policyholder, within certain limits, to increase or decrease the amount of death benefit coverage over the term of the contract and to adjust the frequency and amount of premium payments. Universal life products are interest rate sensitive, and we determine the interest crediting rates, subject to specified minimums.

Equity-indexed universal life products have the same features as the universal life products, but also allow policyholders to earn additional return through credited interest tied to the performance of a particular stock index, such as the S&P 500.

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

Annuity Segment—Our Annuity segment manages the following products:

Deferred Annuity. A deferred annuity is an asset accumulation product. Deposits are received as a single payment, in the case of a single premium deferred annuity, or as multiple payments, in the case of a flexible premium deferred annuity. Deposits are credited with interest at our determined rates subject to policy minimums. For certain limited periods of time, usually from one to ten years, interest rates are guaranteed not to change. Deferred annuities usually have surrender charges that begin at issue and reduce over time and may have market value adjustments that can have a positive or negative effect on any surrender value.

An equity-indexed deferred annuity is credited with interest at minimum rates established by state insurance law. Any additional interest credited is typically tied to the performance of a particular stock market index.

Single Premium Immediate Annuity (“SPIA”). A SPIA is purchased with one premium payment, providing periodic (usually monthly or annual) income payments to the annuitant for a specified period, such as for the remainder of the annuitant’s life. Return of the original deposit may not be guaranteed, depending on the terms of the annuity contract.

Variable Annuity. In a variable annuity the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities held in the separate accounts selected by the policyholder. These products have no guaranteed minimum withdrawal benefits.

Health Segment—Our Health segment provides the following products:

Medicare Supplement. Medicare Supplement insurance is a type of private health insurance designed to supplement or pay the costs of certain medical services not covered by Medicare.

Supplemental Insurance. Supplemental insurance is designed to provide supplemental coverage for specific events or illnesses, such as cancer, and accidental injury or death.

Medical Expense. Medical expense insurance covers most health expenses including hospitalization, surgery and outpatient services (excluding dental and vision costs). These products are now in run-off.

Stop-Loss. Stop-loss coverage is used by employers to limit their exposure under self-insurance medical plans. Two coverages, which are usually offered concurrently, are available:

Specific Stop-Loss is initiated when claims for an individual reach a threshold. After the threshold is reached, the policy reimburses claims paid by the employer up to the lifetime limit per individual.

Aggregate Stop-Loss reimburses the employer once the group’s total paid claims reach a threshold.

Credit Disability. Credit disability (also called credit accident and health) insurance pays a limited number of monthly payments on a loan or credit account if the borrower becomes disabled during the coverage period.

Property and Casualty Segment—Our Property and Casualty segment provides the following products:

Personal Lines. Personal lines include insurance policies issued to individuals for auto, homeowners and other exposures. Personal auto insurance covers specific risks involved in owning and operating an automobile. Homeowner insurance provides coverage that protects the insured’s property against loss from perils. Other personal insurance provides coverage for property such as boats, motorcycles and recreational vehicles.

Commercial Lines. Agricultural business insurance comprises the majority of our commercial lines. This includes property and casualty coverage tailored for a farm, ranch, vineyard or other agricultural business, contractors, and business within the rural and suburban markets. Commercial auto insurance is typically issued in conjunction with the sale of our Agricultural business insurance and covers specific risks involved in owning and operating vehicles. Other commercial insurance is also sold along with our Agricultural business insurance policy and encompasses property, liability and workers’ compensation coverages.

Credit-Related Property Insurance Products. We primarily offer the following credit insurance products:

Collateral or Creditor Protection Insurance (“CPI”). CPI provides insurance against loss, expense to recover, or damage to personal property (typically automobiles and homes) pledged as collateral resulting from fire, burglary, collision, or other loss occurrence that would either impair a creditor’s interest or adversely affect the value of the collateral. The coverage is purchased according to the terms of the credit obligation when the borrower fails to provide the required insurance. The cost of the insurance is charged to the borrower.

Guaranteed Auto Protection or Guaranteed Asset Protection (“GAP”). GAP insures the excess outstanding indebtedness over the primary property insurance benefits that may occur when there is a total loss to or an unrecovered theft of the collateral. GAP can be written on a variety of assets that are used as collateral to secure credit; however, it is most commonly written on automobiles.

Corporate and Other Segment—Our Corporate and Other segment encompasses primarily our invested assets not used to support insurance activities. It also includes our non-insurance subsidiaries, such as our limited investment advisory services.

Marketing Channels

Product distribution is managed to satisfy specific markets in such a way that channel conflict across our five marketing channels is minimized and key brand identities are maintained. Whenever possible, products are cross-sold to maximize product offerings and return on investment in products and distribution. Our marketing channels are:

Independent Marketing Group (“IMG”)—distributes life insurance and annuities through independent agents serving middle and affluent markets, as well as niche markets such as the small pension plan arena. IMG provides products and service to clients in need of wealth protection, accumulation, distribution, and transfer. IMG markets products through financial institutions, large marketing organizations, employee benefit firms, broker-dealers, and independent insurance agents and brokers.

IMG also markets to individuals who favor purchasing insurance directly from insurance companies. It offers life insurance to middle-income customers through multiple channels including direct mail, internet and call centers.

Career Sales and Service Division (“CSSD”)—offers life insurance, annuities, and limited benefit health insurance products through exclusive employee agents primarily to the middle-income market. CSSD’s business model is structured to distribute new products as well as provide door-to-door collections and personalized service to the customer via agents located throughout much of the United States. CSSD has evolved its operations to offer a wider variety of products and alternative payment options to meet the changing needs of the customer. CSSD’s roots can be traced back to the Company’s founding in 1905.

Multiple-line—offers life insurance, health insurance, annuities, and property and casualty insurance primarily through dedicated agents. Policyholders can do business with a single agent, which has been identified as an important driver to client satisfaction. Multiple-line serves individuals, families, agricultural clients, and small business owners at all income levels.

Health Division—through independent agents and managing general underwriters (“MGU”), primarily serves the needs of middle-income seniors and individuals preparing for retirement. The Health Division offers an array of life insurance, health insurance, and annuity products for this growing segment of the population, including group life products, limited benefit group health insurance products, and health reinsurance. It remains committed to traditional Medicare supplement products. The Health Division is responsible for the administration of health insurance products sold by other marketing channels.

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

Policyholder Liabilities

We record the amounts for policyholder liabilities in accordance with generally accepted accounting principles (“GAAP”) and the standards of practice of the American Academy of Actuaries. We carry liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned premiums and claims payable) and for unearned revenue (the unamortized portion of front-end fees). We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we carry liabilities for minimum death benefit guarantees relating to certain annuity contracts, secondary guarantees relating to certain life policies, and fair value reserves associated with living benefits embedded derivative guarantees.

Pursuant to state insurance laws, we establish statutory reserves, which are reported as liabilities, and which generally differ from future policy benefits determined using GAAP on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates.

Additional information regarding our policyholder liabilities may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Reserves section.

Risk Management

A conservative operating philosophy was a founding principle for our Company. We manage risks throughout the Company by employing controls in our insurance and investment functions. These controls are designed to both place limits on activities and provide reporting information that helps shape any needed adjustments in our ongoing review of existing controls. We have a formal risk management program on an enterprise wide basis to coordinate risk management efforts and to provide reasonable assurance that our risk taking activities are aligned with our strategic objectives. The Audit Committee of the Board of Directors also reviews the Company’s risk assessment and management policies. This risk management program includes a corporate risk officer who chairs a Management Risk Committee to ensure consistent application of the enterprise risk management process across all business segments. We also use several senior management committees to support the discussion and enforcement of risk controls in our management of the Company.

Our insurance products are designed to offer a balance of features desired by the marketplace with provisions that mitigate our risk exposures to allow prudent management across our insurance portfolio. We employ underwriting standards to ensure proper rates are charged to various classes of insureds. In our life insurance and annuity products, we mitigate the risk of disintermediation through the use of surrender charges and market value adjustment features.

The management of the linkage between the timing of settlement and the amount of obligations related to our insurance and annuity contracts and the cash flows and valuations of the invested assets supporting those obligations is a process commonly referred to as asset-liability management (“ALM”). Our ALM Committee regularly monitors the level of risk in the interaction of our assets and liabilities and helps shape actions intended to attain our desired risk-return profile. Investment allocations and duration targets also limit the risk exposure in our annuity products by limiting the credited rate to a range supported by these investments. Some of the additional tools which help shape investment decisions include deterministic and stochastic interest rate scenario analyses using a licensed, third party economic scenario generator and detailed insurance ALM models. These models also use experience related to surrenders and death claims.

We also manage risk by using reinsurance to limit our exposure on any one insurance contract or any single event or series of events. Our reinsurance program addresses some of our individual risks with exposures above certain amounts as well as our exposure to catastrophes including hurricanes, tornadoes, wind and hail events, earthquakes, fires following earthquakes, winter storms, and wildfires. We purchase reinsurance from many providers and we are not dependent on any single reinsurer. We believe that our reinsurers are reputable and financially secure, and we regularly review the financial strength ratings of our reinsurers to ensure they meet established thresholds. Reinsurance does not remove our liability to pay our policyholders, and we remain liable to our policyholders for the risks we insure. In our Property and Casualty segment, the purchase of catastrophic and other reinsurance is an important risk management tool. Further, the use of catastrophic event models is an important element of our risk management. These models assist us in the management of our exposure concentrations and the amount and structure of our reinsurance purchases. In addition to reinsurance protection, we manage our exposure to catastrophic risk by limiting personal homeowners business in coastal areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage in regions where our exposure to risky events exceeds our risk appetite.

Pricing

We establish premium rates for life and health insurance products using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are generally based on our experience, industry data, projected investment earnings, competition, regulations and legislation. Premium rates for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, and general business and economic conditions, including market interest rates and inflation. Profitability is affected to the extent actual experience deviates from our pricing assumptions.

Payments for certain annuity and life products are not recognized as revenues, but are added to policyholder account balances. Revenues from these products are derived from charges to the account balances for insurance risk and administrative charges as well as charges imposed, in some cases, upon surrender. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on the deposits invested in excess of the amounts credited to policyholders.

Premiums for accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, requiring frequent rate increases, most of which are subject to approval by state regulatory agencies.

Competition

We compete principally on the scope of our distribution systems, the breadth of our product offerings, reputation, marketing expertise and support, our financial strength and ratings, our product features and prices, customer service, claims handling, and in the case of producers, compensation. The market for insurance, retirement and investment products continues to be highly fragmented and competitive. We compete with a large number of domestic and foreign insurance companies, many of which offer one or more similar products. In addition, for our products that include an asset accumulation component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.

Several competing insurance carriers are larger than we are and have brands that are more commonly known and spend significantly more on advertising than we do. We remain competitive with these commonly known brands by relying on our abilities to manage costs, providing attractive coverage and service, maintaining positive relationships with our agents, and maintaining our financial strength ratings.

Ratings

Insurer ratings are independent opinions of rating agencies regarding the capacity of an insurance company to meet the obligations of its insurance policies and contracts in accordance with their terms. The ratings are based on comprehensive quantitative and qualitative evaluations of a company and its management strategy. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor as a guarantee of an insurer’s current or future ability to meet contractual obligations. Each agency’s rating should be evaluated independently of any other rating. Ratings may be changed, suspended, or withdrawn at any time.

Our current insurer financial strength rating from two of the most widely referenced rating organizations as of the date of this filing are as follows:

•	A.M. Best Company: A (1)

•	Standard & Poor’s (“S&P”): A (2)

(1)	A.M. Best’s rating of A represents companies’ “excellent ability to meet their ongoing insurance obligations.” A.M. Best’s active company rating scale consists of thirteen ratings ranging from A++ (Superior) to D (poor).

(2)	S&P’s rating of A represents companies’ “strong capacity to meet financial commitments, but somewhat susceptible to adverse economic conditions and changes in circumstances.” S&P’s active company ratings scale ‘AA’ to ‘CCC’ may be modified by the addition of a plus (+) or minus (-) sign to show relative standing within the major rating categories.

Regulation Applicable to Our Business

Our insurance operations are subject to extensive regulation, primarily at the state level. The methods, extent and substance of such regulations vary by state but generally have their source in statutes that establish standards and requirements for conducting the business of insurance and that delegate broad regulatory authority to a state regulatory agency. In many cases, the regulatory models for state laws and regulations emanate from the National Association of Insurance Commissioners (“NAIC”). These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, policy benefits, price setting, accounting practices, product suitability, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, claims practices including the remittance of unclaimed property, marketing and advertising practices, privacy, policy forms, reinsurance reserve requirements, mergers and acquisitions, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations.

State insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. At any given time, financial, market conduct or other examinations of our insurance companies may be occurring.

The U.S. federal government has not historically directly regulated the insurance industry. However, federal measures previously considered or enacted by Congress could directly affect the insurance industry and our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expands the federal presence in insurance oversight. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. Dodd-Frank also establishes a new Federal Insurance Office within the U.S. Department of the Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances.

The staff of the Securities and Exchange Commission (the “SEC”), pursuant to a study required by Dodd-Frank, has recommended certain regulatory changes in the fiduciary duties applicable to broker-dealers and investment advisers. Such regulatory changes, if ultimately adopted, could have implications for how our variable insurance products are designed and sold in the future.

It is possible that additional federal regulation of the insurance industry may occur in the future. This includes the tax treatment of life insurance companies and products, as well as changes in individual income tax structures and rates. Although the ultimate impact of any of these changes, if implemented, is uncertain, the persistency of and demand for some of our products could be materially affected.

Regulatory matters having the most significant effects on our insurance operations and financial reporting are described further below:

Limitations on Dividends by Insurance Subsidiaries. Dividends received from our insurance subsidiaries represent one source of cash for us. Our insurance subsidiaries’ ability to pay dividends is restricted by state law and impacted by federal income tax considerations specific to insurance companies.

Holding Company Regulation. Our family of companies constitutes an insurance holding company system subject to regulation in the jurisdictions where our insurance companies do business. Our insurance companies are organized under the insurance codes of Texas, Missouri, New York, Louisiana, and California. Generally, these insurance codes require periodic reporting to the state insurance regulators of various business and financial matters and advance notice to, or in some cases approval by, such regulators prior to certain transactions between insurance companies and other entities within the holding company system. Such notice and approval requirements may deter or delay certain transactions considered desirable by management.

Price Regulation. Nearly all states have insurance laws requiring property and casualty and health insurers to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In many cases these must be approved prior to use. The objectives of these pricing laws vary, but generally a price cannot be excessive, inadequate or unfairly discriminatory. Prohibitions on discriminatory pricing apply in the context of life insurance as well.

Our ability to adjust our prices in response to competition or increasing costs is often dependent on the nature of the applicable pricing law and our ability to demonstrate to the particular regulator that our pricing or proposed pricing complies with such law. In states that significantly restrict our risk selection ability, we can manage our risk of loss by charging a price that reflects the cost and expense of providing our insurance products. In states that significantly restrict our price-setting ability, we can manage our risk of loss by being more selective in the type of products we offer. When a state has significant underwriting and pricing restrictions, it becomes more difficult for us to manage our risk of loss. These kinds of restrictions can impact our ability to market products in such states.

Changes in our claim settlement process may require us to adjust loss information used in our pricing process. Some regulatory authorities may not approve price increases that give full effect to these adjustments.

Guaranty Associations and Involuntary Markets. Under state insurance guaranty fund laws, insurers can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. As a condition of maintaining our licenses to write property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have not been material to our operations.

Investment Regulation. Our insurance companies are subject to state laws and regulations that require investment portfolio diversification and limit the amount of investment in certain asset categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets. In some instances, these rules may require divestiture of non-conforming investments.

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

Statutory Accounting. Our quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles as defined in the Accounting Practices and Procedures Manual of the NAIC, which are different from GAAP. While not a substitute for any GAAP performance measures, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while GAAP used for public reporting to stockholders is based on a going-concern concept.

Insurance Reserves. State insurance laws require insurers to annually analyze statutory reserves. Our Appointed Actuaries must submit an opinion that reserves are adequate and comply with certain tests or thresholds established by the individual states, which may require establishing and carrying additional statutory reserves.

Risk-Based Capital and Solvency Requirements. The NAIC has developed a formula for analyzing capital levels of insurance companies called Risk-Based Capital (“RBC”). The RBC formula is intended to establish minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2013, the Company and each insurance subsidiary was more than adequately capitalized and exceeded the minimum RBC requirements. The NAIC has also adopted a model law that sets forth the requirements for maintaining a risk management framework and the regular completion of a related risk and solvency assessment exercise. The model law also requires the preparation of a summary report related to the assessment exercise no less frequently than annually. The model law has an effective date of January 1, 2015, but as a model law, it must be adopted by our insurance companies’ domiciliary states to be effective for our insurance companies.

Securities Regulation. The sale and administration of variable life insurance and variable annuities are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies are issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and when warranted take corrective action.

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

Suitability. With respect to sales of our variable life insurance policies and annuities, FINRA rules require selling broker-dealers to make a determination that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, state insurance regulators have become more active in adopting and enforcing suitability standards with respect to sales of fixed and indexed annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation, which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Approximately thirty states have already enacted laws based on such model regulation, and we have undertaken to comply with the model regulation in all states.

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

Environmental Considerations. As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment or through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, management believes that any costs associated with compliance with environmental laws and regulations or any required remediation will not have a material adverse effect on our business, results of operations or financial condition.

Other types of regulations that affect us include insurable interest laws, employee benefit plan laws, antitrust laws, federal anti-money laundering and anti-terrorism laws, and employment and labor laws. Failure to comply with federal and state laws and regulations may result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees. In some cases, severe penalties may be imposed for breach of these laws. We cannot predict the impact of these actions on our businesses, results of operations or financial condition.

Significant risks presented to our business by extensive regulation are discussed in Item 1A, Risk Factors section.

Employees

As of December 31, 2013, we had approximately 3,078 employees, of which approximately 771 are employed in our Galveston, Texas corporate headquarters. We consider our employee relations to be good.

Available Information

We file periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC.

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

Economic Risk Factors

Economic, investment market and political factors can adversely affect our business and financial results. Our results of operations are materially affected by economic conditions in the U.S. and elsewhere. Factors such as consumer spending, business investment, energy costs, geopolitical issues, national debt, the volatility and strength of the capital markets, concerns over inflation or deflation, the continuing threat of terrorism, the potential for other hostilities, tax and fiscal policy, and the potential for downgrades of sovereign debt all affect the business and economic environment, financial markets and, ultimately, the profitability of our business. Similarly, uncertainty associated with the absence of cohesive bipartisan long-term government policy related to these or similar factors, or uncertainty arising from new government policies, may negatively impact our business.

Factors such as sustained high unemployment, stagnant family income, low consumer confidence and spending, and increased student and consumer debt can adversely affect the demand for our products. For example, difficult credit conditions may adversely affect purchases of credit-related insurance products. In addition, our policyholders may choose to defer or stop paying insurance premiums, resulting in higher lapses or surrenders of policies. In particular, our distribution channels that serve middle-income markets face competition from alternative uses of the customer’s disposable income. Even in the absence of an economic downturn, sales of our products and our investment returns are sensitive to market fluctuations and general economic and political conditions.

Interest rates could remain persistently low, or significant changes in interest rates could occur. Some of our products, principally interest-sensitive life insurance and fixed annuities, expose us to the risk that changes in interest rates may reduce our “spread,” or the difference between the amounts we earn on investment and the amount we must pay under our contracts. Persistently low (or lower) interest rates, compound this spread compression.

When market interest rates decrease or remain at relatively low levels, proceeds from maturing or prepaid or sold bonds may be reinvested at lower yields, reducing investment margin. Lower product crediting rates can offset decreases in investment yield; however, these changes may be timed differently and could be limited by market conditions and regulatory or contractual minimum rate guarantees. Furthermore, decreases in the rates offered on products could make them less attractive, leading to lower sales and increased surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium and long-term rates, can influence customer demand for our products, which could impact the level and profitability of new investments by customers.

Increases in market interest rates can also have negative effects. For example, increasing rates on other insurance or investment products offered to our customers by competitors can lead to higher surrenders at a time when fixed maturity investment asset values are lower. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads.

While we use ALM processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective. Additionally, our ALM incorporates assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of our ALM may be negatively affected whenever actual results differ from these assumptions.

Operational Risk Factors

Our actual experience could differ from our estimates and assumptions regarding risk, the fair value and future performance of our investments, and the realization of deferred tax assets. Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which our policies remain in-force), our operating expenses, and other underwriting assumptions. Our profitability substantially depends on our actual experience being consistent with these assumptions. If we fail to appropriately price our insured risks, or if our claims experience is more severe than our underlying assumptions, our earnings and financial condition could be negatively affected. Conversely, significantly overpriced risks could negatively impact new business growth and retention of existing business.

Similarly, our loss reserves are an estimate of amounts needed to pay and administer incurred claims and, as such, are inherently uncertain; they do not and cannot represent an exact measure of liability. Inflationary events, especially events outside of historical norms, or regulatory changes that affect the assumptions underlying our estimates can cause variability. For example, rising medical costs require us to make higher payouts in connection with claims of bodily injury under our property and casualty policies and health insurance claims generally. Likewise, increases in costs for auto parts and repair services, construction costs, and commodities result in higher losses for property damage claims. Accordingly, our loss reserves could prove to be inadequate to cover our actual losses and related expenses. Changes in these estimates are included in our results of operations during the period in which the changes are made.

With respect to our investments, the determination of estimates for allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Historical trends and assumed changes may not be indicative of future impairments or allowances. See Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements for further description of our evaluation of impairments.

Our assumption regarding the future realization of the deferred tax assets is dependent upon estimating the generation of sufficient future taxable income, including capital gains. If future events differ from our current forecasts and it is determined that the deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a corresponding charge to net income.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk. Our performance is dependent on our ability to manage operational, financial, legal, and regulatory risks from our day-to-day business activities, many of which are complex. We have devoted and expect to continue devoting resources to develop risk management policies and procedures, including monitoring and reporting programs, reinsurance structures and hedging transactions that utilize derivative financial instruments. Nonetheless, these policies and procedures may not be fully effective. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from the risks we face. In addition, we could experience risks that we failed to identify, or risks of a magnitude greater than expected, including those arising from failures in processes, procedures or systems implemented by us or a failure on the part of employees or third parties upon whom we rely in this regard. Many of our methods for managing risks and exposures are based upon the use of observed historical market behavior or statistics premised on historical models. These methods may not accurately predict future exposures, which could be greater than historical measures indicate. Other risk management methods depend upon the evaluation of information that is publicly available or otherwise accessible regarding markets, customers, catastrophe occurrence, or other matters. This information may not always be accurate, complete, up-to-date or available. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details. In addition, our estimates and assumptions regarding any of our risk management strategies may fail to correspond to our actual long-term exposure with respect to identified risks.

Interest rate fluctuations and other events may require us to accelerate the amortization of deferred policy acquisition costs (“DAC”). When interest rates rise, life and annuity surrenders and withdrawals may increase as policyholders seek to buy products with higher or perceived higher returns, requiring us to accelerate the amortization of DAC. To the extent such amortization exceeds any surrender or other charges earned as income upon surrender and withdrawal, our results of operations could be negatively affected. DAC for both insurance and investment products is reviewed for recoverability, which involves significant management judgment in estimating the future profitability of current business. Typically, estimated lower levels of profitability accelerate DAC amortization, and higher levels of profitability have the opposite effect. If the actual emergence of future profitability were to be substantially lower than estimated, we could be required to accelerate DAC amortization, and such acceleration could adversely affect our results of operations. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Date—Note 2, Summary of Significant Accounting Policies and Practices, and Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.

If we are unable to maintain the availability of our systems and safeguard the security of our data, our ability to conduct our business may be compromised, and our reputation may be harmed. We rely on the availability, reliability, and security of our information-processing infrastructure, system platforms, and business applications to store, process, retrieve, and evaluate customer and company information. In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services. These business lines are highly dependent on our ability to access these external services to perform necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. Systems failures, extended outages, or damage or destruction to such systems, whether caused by intentional or unintentional acts or events, and our not being able to react quickly to such conditions could compromise our ability to timely perform critical functions. Therefore, we have implemented various strategies and ongoing processes in an effort to ensure our ability to support, expand and continually update our infrastructure and systems to keep up with business requirements and changes, whether regulatory, internal or market driven. If these systems were inaccessible or inoperable for an extended period of time due to natural or man-made disasters, or if they fail to function effectively or as designed, the resulting disruptions may impede or interrupt our business operations. To mitigate these risks we have business continuity and recovery plans to help ensure continued operations should an event occur. We cannot be certain that such plans will address every event or could be implemented successfully under all circumstances.

We receive and transmit confidential data with and among customers, agents, financial institutions and selected third party vendors and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, monitoring tools and best practices, our systems are vulnerable to security threats and breach attempts from both external and internal sources. A breach could result in access, viewing, misappropriation, altering or deleting information in our systems or in the systems of our business associates, including personal customer information, customer financial information and our proprietary business information. We rely on several layers of data protection technologies and designs to provide security and authentication capabilities to protect this information. We have invested significant time and resources to prevent and mitigate data security risks; however, we cannot be certain that our efforts will be effective considering increasingly advanced persistent threat techniques and complexity, and the evolving sophistication of cyber-attacks. Any significant disruption, security breach or unauthorized disclosure, whether by us or our business associates, resulting in misappropriation of our proprietary information or customers’ personal data could cause significant damage to our business operations and reputation. In addition, it could result in substantial costs and consequences, including repairing systems, increased security costs, customer notifications, lost revenues, litigation, regulatory action, fines and penalties, and reputational damage.

Employee and agent error and misconduct may be difficult to detect and prevent and may result in significant losses. Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, or failure to comply with regulatory requirements. It is not always possible to deter or prevent such misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Our business operations depend on our ability to appropriately execute and administer our policies and claims. Our primary business is writing and servicing life, annuity, property and casualty, and health insurance for individuals, families and commercial business. Any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error, vendor error, or technological problems, could have a negative effect on operations and reputation, particularly if such problems or discrepancies are replicated through multiple policies.

Investment and Financial Markets Risk Factors

Fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate could adversely affect the valuation of our investment portfolio and our net investment income and could adversely affect the funding status of our sponsored pension plans. Investment returns are an important part of our overall profitability. Our investment portfolio is subject to market risks, such as interest rate risk, market volatility, and deterioration in the credit of companies or governmental entities in which we have invested, and we could incur significant losses, particularly in the event of extreme market events. Significant volatility in the markets can cause changes in interest rates and declines in equity prices, which individually or in aggregate can affect our results of operations, financial condition, liquidity or cash flows.

When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed maturity securities. Generally, we expect to hold our fixed maturity investments to maturity, including those that have declined in value. Our intent can change, however, due to financial market fluctuations, changes in our investment strategy, or changes in our evaluation of an issuer’s financial condition and prospects. In a declining interest rate environment, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. The decline in market rates could reduce our investment income as new funds are invested at lower yields.

The concentration of our investment portfolios in any particular industry, group of related industries, or geographic sector could adversely affect us. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries, or geographic region may have a disproportionate adverse effect on our investment portfolios to the extent that the portfolios are concentrated rather than diversified. Many companies issued bonds or incurred other debt above historic norms during the recent period of low interest rates, which may reduce below historic norms the amount of new debt insurance in the near future. This imbalance may make it more difficult to maintain a well-diversified portfolio, which may increase our investment and credit risk.

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

Our estimates of liabilities and expenses for pension and other postretirement benefits incorporate assumptions regarding the rate used to discount our estimated future liability and the long-term rate of return on plan assets. Declines in the discount rate or the rate of return on plan assets, both of which are influenced by potential investment returns, could increase our required cash contributions or pension-related expenses in future periods.

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

A decline in equity markets or an increase in volatility in the equity markets may adversely affect sales and/or yields of our investment products. Significant downturns and volatility in the equity markets could adversely affect the profitability of our investment products in multiple ways. Market downturns and volatility may discourage new purchases of these products and may cause some of our existing customers to withdraw cash values or reduce investments in such products that have returns linked to the performance of the equity market, in turn reducing our fee revenues from these products.

We provide certain guarantees within some products that protect policyholders against significant downturns in the equity markets. These guarantees may be more costly than expected in volatile or declining equity market conditions, which could cause us to increase our liabilities for future policy benefits, negatively affecting our earnings.

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

We cannot accurately predict the likelihood, timing or severity of catastrophe events, or the number and type of catastrophe events that will affect us. While we anticipate and plan for catastrophe losses, our operating results may vary significantly from one period to the next.

The extent of our losses in connection with catastrophic events is a function of the severity of the event and the amount of policyholder exposure in the affected area. Where we have geographic concentrations of policyholders, a single catastrophe (such as an earthquake) or a destructive weather event, may have a significant impact on our financial condition and results of operations. In addition, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the effects of such a catastrophe could impact our loss experience. In addition, state regulators responsible for insurance regulation have the ability to impose claim settlement practices or suspend rules we may have expected to mitigate our losses and effectively or efficiently manage claims.

Some scientists believe that in recent years, climate change has added to the unpredictability, severity and frequency of extreme weather and loss events such as forest fires. To the extent climate change increases the frequency and severity of such events, we may face increased claims. In response to this belief, a number of legal and regulatory measures as well as social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, which may be chief contributors to global climate change. We cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business.

The occurrence of events that are unanticipated in our business continuity and disaster recovery planning could impair our ability to conduct business effectively. Our corporate headquarters is located in Galveston, Texas, on the coast of the Gulf of Mexico and in the past has been impacted by hurricanes. Our expanded operations in League City, Texas are designed to support our operations and service our policyholders in the event of a hurricane or other natural disaster affecting Galveston. The primary offices of our property and casualty insurance companies are located in Springfield, Missouri and Glenmont, New York. These offices help to insulate our property and casualty operations from coastal catastrophes. There is no assurance, however, our off-site disaster recovery systems and business continuity plans for these locations will prove successful. The severity, timing, duration or extent of an event may be unanticipated by our planning, and the event could have an adverse impact on our ability to conduct business, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers, employees, or agents were unavailable following such a disaster, our ability to effectively conduct our business could be compromised.

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

In particular, our Medicare Supplement business is subject to intense price competition, which could negatively impact future sales of these products and affect our ability to offer this product. In recent years, price competition in the traditional Medicare supplement market has been significant, characterized by some insurers who have been willing to earn what we estimate to be very small profit margins or to underprice new sales in order to gain market share. We have elected not to underprice new sales. Instead we attempted to address this by introducing innovative products in several markets where allowed. We believe this action will help distinguish us from our competitors.

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

Our Medicare supplement business could be negatively affected by alternative healthcare providers or changes in federal healthcare policy. The Medicare supplement business is impacted by market trends in the senior-aged healthcare industry that provide alternatives to traditional Medicare, such as health maintenance organizations and other managed care or private plans. The success of these alternative healthcare solutions for seniors could negatively affect the sales and premium growth of traditional Medicare Supplement insurance and could impact our ability to offer such products.

In addition, because of increasing medical cost inflation and concerns about the U.S. fiscal policy and the solvency of the Medicare program, Congress could make changes or cuts to the Medicare program in the future. The nature and timing of these changes and cuts cannot be predicted and could adversely impact our Medicare supplement business.

We are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (“the Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect us in various ways. The Healthcare Act may affect the small blocks of business we have offered or acquired over the years that is, or is deemed to be, health insurance. The Healthcare Act may also influence the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. The Healthcare Act may also affect the benefit plans we sponsor for employees or retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees. In addition, we may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. We cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on our results of operations or financial condition.

Litigation and Regulation Risk Factors

Litigation and regulatory investigations may result in significant financial losses and harm our reputation. In connection with our insurance operations, plaintiffs’ lawyers may bring lawsuits, including class actions, alleging, among other things, issues relating to sales or underwriting practices, agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of benefits, product suitability, claim and refund practices, and breaches of duties to customers. Plaintiffs in such lawsuits may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we could incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business. Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contains a discussion of certain pending and ongoing litigation.

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

We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, including state securities administrators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor, the U.S. Department of Housing and Urban Development, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator or enforcement authority’s interpretation of the same issue.

In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve our profitability. Anticipating these changes and the effect they may have on our business is inherently uncertain and difficult, and there can be no assurance that we will not encounter unexpected changes in the future.

Significant regulatory developments or actions against us could have material adverse financial effects, cause significant harm to our reputation, or harm our business prospects. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities.

The laws and regulations applicable to us are complex and subject to change, and compliance is time consuming and personnel-intensive. Changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business. In addition, with respect to our property and casualty and health business, state departments of insurance regulate and approve underwriting practices and rate changes. Obtaining timely rate increases is of great importance when necessary to match rate to risk. Any delay in such regulatory approvals could adversely affect our profitability.

As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected and unintended issues related to claims and coverage may emerge. These changes may include modifications to long established business practice or the interpretation of how policy contract provisions may be applied, which may adversely affect us by extending coverage beyond our underwriting intent or increasing the type, number, or size of claims. For example, the National Conference of Insurance Legislators has adopted the Model Unclaimed Life Insurance Benefits Act, which would impose new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File, investigate any potential matches, determine whether benefits are payable, and attempt to locate beneficiaries. Several states have adopted legislation similar to such model act, and more states could do so. Moreover, a number of state treasurers and comptrollers have audited, or contracted with third parties to audit, life insurance companies, including us and some of our subsidiaries, for compliance with unclaimed property laws. The focus of such audits has been to determine whether any unpaid benefits, proceeds or other payments under life insurance policies and annuity contracts should be treated as unclaimed property that should be escheated to the state. Such audits have also sought to identify unreported deaths of insureds. It is possible that such audits and/or the enactment of state legislation regarding unclaimed life insurance benefits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to our procedures for the identification and escheatment of abandoned property, all or any of which could have a material adverse effect on us. Given the legal and regulatory uncertainty in this area, it is also possible that we and other life insurers could be subject to claims, regulatory actions and litigation resulting in substantial payments or costs. We have modified our claims process in our life segment to stay current with emerging trends

In addition to state regulatory changes, the enactment of Dodd-Frank provides for enhanced federal oversight of the financial services industry through multiple initiatives. Certain provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude the kinds of insurance business in which we engage, it is possible that regulations issued by the CFPB may extend, or be interpreted to extend, its authority more broadly to cover certain insurance products, particularly when sold by covered financial institutions, which would adversely affect sales of such products. In addition, the Volcker Rule implemented pursuant to Dodd-Frank may adversely impact the pricing and liquidity of certain securities in which we invest as a result of the rule’s proprietary trading and market making limitations. While some studies and rulemaking required under Dodd-Frank have been completed, we cannot predict with certainty the requirements or specific applicability of all regulations ultimately adopted under Dodd-Frank, nor can we predict with certainty how such regulations, or further federal oversight or regulation of the insurance industry, will affect our business, the financial markets or the business climate generally.

Certain federal regulation may impact our property and casualty operations. In 2013, the U.S. Department of Housing and Urban Development finalized rules that may adversely impact our ability to differentiate pricing for homeowners policies using traditional risk selection analysis. In addition, Congress, or some states, may enact further legislation affecting insurers’ ability to use credit-based insurance scores as part of the property and casualty underwriting or rating process, which could increase litigation costs, force changes in our underwriting practices and impair our property and casualty operations’ ability to write homeowners business profitably.

Lastly, international standards are emerging as a response to the globalization of the insurance industry and recent financial events. Any international conventions or mandates that directly or indirectly impact or influence the nature of U.S. regulation or industry operations could negatively affect us.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulation Applicable to Our Business section.

Changes in tax laws could decrease sales and profitability of certain products and increase our tax cost. Under current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive tax treatment designed to encourage consumers to purchase these products. This treatment may give some of our products a competitive advantage over non-insurance products. The U.S. Congress from time to time may consider legislation that would reduce or eliminate this policyholder tax treatment.

The U.S. Congress also may consider proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Any legislation that increases the taxation on insurance products and/or reduces the taxation on competing products would lessen the advantage or create a disadvantage to some of our products, which could have a material adverse effect on our ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the U.S. federal and state estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

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

New accounting rules or changes to existing accounting rules could negatively impact our business. We are required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. For example, in 2013 FASB issued an exposure draft of a proposed new accounting standards for insurance contracts. We can give no assurance that future changes to GAAP will not have a negative impact on us.

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

We enter into derivative contracts, such as options, with a number of counterparties to hedge various business risks. If our counterparties fail or refuse to honor their obligations, our economic hedges of the related risk will be ineffective. Such counterparty failures could have a material adverse effect on us. In addition, regulations recently effective under Dodd-Frank require the clearing of certain types of derivatives that historically have been traded over-the-counter. This clearing requirement may impose additional costs and regulation on our derivatives transactions, expose us to the risk of a default by a clearinghouse, and cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

Other Risk Factors

Our financial strength ratings could be downgraded. Various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish financial strength ratings as their opinion of an insurance company’s creditworthiness and ability to meet policyholder and contractholder obligations. These ratings are important to maintaining public confidence in our products, our ability to market our products, and our competitive position. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notices by any NRSRO.

A downgrade or an announced potential downgrade of our financial strength ratings could affect us in many ways, such as:

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

It is likely that the NRSROs will continue to apply a high level of scrutiny to financial institutions, including us and our competitors, and may adjust the capital, risk management and other requirements employed in the NRSRO models for maintenance of certain ratings levels.

We are controlled by a small number of stockholders. As of December 31, 2013, the Moody Foundation, a charitable trust controlled by Robert L. Moody, Sr. and two of his children, beneficially owned 6,156,322 shares of our common stock. In addition, Moody National Bank, of which Robert L. Moody, Sr. is chairman and chief executive officer, in its capacity as trustee or agent of various accounts, had the power to vote an additional 12,099,007 shares of our common stock as of December 31, 2013. These two organizations have the power to vote approximately 67.9% of our common stock. As a result, subject to applicable legal and regulatory requirements, they have the ability to exercise a controlling influence over all matters affecting us, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies, and any other matters submitted for stockholder approval.

This concentration of voting power could deter a change of control or other business combination that might otherwise be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own and occupy approximately 420,000 square feet at our corporate headquarters located in Galveston, Texas. We also own the following properties that are materially important to our operations:

•	We own and occupy four buildings in League City, Texas, totaling approximately 346,000 square feet. Our Life, Health, and Corporate and Other business segments use approximately 60% of such space.

•	Our Property and Casualty segment operates primarily in Springfield, Missouri and Glenmont, New York. The Springfield facility is approximately 234,000 square feet, of which we occupy approximately 89%, and the Glenmont facility is approximately 140,000 square feet, all of which is occupied by us.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above does not include properties we own for investment purposes only.

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

	Stock Price Per Share		Dividend
	High	Low	Per Share
2013
Fourth quarter	$119.70	$92.11	$0.77
Third quarter	116.32	96.52	0.77
Second quarter	101.55	84.62	0.77
First quarter	87.34	68.62	0.77

			$3.08

2012
Fourth quarter	$74.34	$63.68	$0.77
Third quarter	72.64	68.14	0.77
Second quarter	72.79	66.58	0.77
First quarter	78.08	70.28	0.77

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

On December 31, 2013, our closing stock price was $114.54 per share. As of December 31, 2013, there were approximately 829 holders of record of our issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2013:

	Equity Compensation Plan Information
			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price outstanding options, warrants and rights
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$114.08	2,037,145
Not approved by security holders	—	—	—

Total	—	$114.08	2,037,145

Performance Graph

In prior years, we used the total return values prepared by the Center for Research in Security Prices (“CRSP”) to comply with SEC rules requiring disclosure of a comparison of our total return performance for the past five years against industry and broad market indexes. Effective January 2014, NASDAQ OMX is replacing the CRSP Index with the comparable NASDAQ OMX Global Index in an effort to provide a greater level of transparency. As a result of this change, our performance graphs going forward will use the NASDAQ OMX Global Index.

The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using both the CRSP and NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2008, with all dividends reinvested.

Value at each year-end of a $100 initial investment made on December 31, 2008:

	December 31,
	2008	2009	2010	2011	2012	2013
American National	$100.00	$166.29	$126.30	$115.33	$115.27	$187.94
NASDAQ Total CRSP	100.00	143.74	170.17	171.08	202.40	281.91
NASDAQ Insurance CRSP	100.00	106.05	120.14	123.92	144.07	190.15
NASDAO Total OMX	100.00	129.26	151.94	152.42	177.46	236.88
NASDAQ Insurance OMX	100.00	109.51	132.44	120.98	143.16	202.77

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

American National Insurance Company

(and its subsidiaries)

	Years ended December 31,
(amounts in millions, except per share amounts)	2013	2012	2011	2010	2009
Total premiums and other revenues	$3,119	$2,987	$3,023	$3,073	$2,941
Income (loss) from continuing operations, net of tax	272	192	192	144	12
Income (loss) from discontinued operations, net of tax	—	—	—	(1)	(1)
Net income (loss)	272	192	192	143	11
Net income (loss) attributable to American National	268	191	191	144	16
Per common share
Income (loss) from continuing operations
—basic	10.02	7.15	7.18	5.48	0.41
—diluted	9.97	7.11	7.14	5.46	0.41
Income (loss) from discontinued operations
—basic	—	—	—	(0.05)	(0.05)
—diluted	—	—	—	(0.05)	(0.05)
Net income (loss) attributable to American National
—basic	10.02	7.15	7.18	5.43	0.36
—diluted	9.97	7.11	7.14	5.41	0.36
Cash dividends per share	3.08	3.08	3.08	3.08	3.08

	December 31,
	2013	2012	2011	2010	2009
Total assets	$23,325	$23,107	$22,490	$21,416	$20,118
Total American National stockholders’ equity	4,191	3,828	3,637	3,614	3,441
Total stockholder’s equity	4,203	3,839	3,650	3,618	3,453

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business has been and will continue to be influenced by a number of industry-wide, segment or product-specific trends and conditions. In our discussion below, we first outline the broad macro-economic or industry trends (General Trends) that we expect to impact our overall business. Second, we discuss certain segment-specific trends we believe may impact individual segments or specific products within these segments.

Segments

The insurance segments do not directly own assets. Rather, assets are allocated to support the liabilities and capital allocated to each segment. The mix of assets allocated to each of the insurance segments is intended to support the characteristics of the insurance liabilities within each segment including expected cash flows and pricing assumptions, and is considered sufficient to support each segment’s business activities. We have utilized this methodology consistently over all periods presented.

The Corporate and Other business segment acts as the owner of all of the invested assets of the Company. The investment income from the invested assets is allocated to the insurance segments in accordance with the assets allocated to each insurance segment. Earnings of the Corporate and Other business segment are derived from earnings related to invested assets not allocated to the insurance segments and from our non-insurance businesses. All realized investment gains and losses, which includes other than temporary impairments (“OTTI”), are recorded in this segment.

General Trends

Our business, financial condition and results of operations are materially affected by economic and financial market conditions. The U.S. and global economies as well as the capital markets continue to show signs of improvement at a moderate pace; however, uncertainties in these environments continue to be a significant factor in the markets in which we operate. Factors such as consumer spending, business investment, the volatility of the capital markets, unemployment and the risk of inflation or deflation will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could have a material adverse effect on us. However, we believe those risks are somewhat mitigated by our financial strength, active enterprise risk management and disciplined underwriting for our products. Our diverse product mix across insurance segments is a strength that we expect will help us adapt to the volatile economic environment and give us the ability to serve the changing needs of our customers. Additionally, through our conservative business approach, we believe we remain financially strong, and we are committed to providing a steady and reliable source of financial protection for policyholders.

Low Interest Rates: In January 2014, the Federal Open Market Committee reaffirmed its plans to keep interest rates between 0 and 0.25 percent for as long as certain numerical metrics are met, such as the unemployment rate and long-term and short-term inflation rates. These actions were taken to support continued progress toward maximum employment and price stability. Consequently, the current low interest rate environment is expected to continue.

The continued low interest rate environment has remained a challenge for life insurers as the spreads on deposit-type contracts narrow, especially as interest rates approach minimum crediting rates. Low market interest rates reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. Our ALM Committee actively manages the profitability of our in-force contracts. In previous years, we reduced the guaranteed minimum crediting rates on new fixed annuity contracts and new business which has afforded us the flexibility to respond to the unusually low interest rate environment. In previous years, we also reduced crediting rates on in-force contracts, where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on the profitability of these products, although sales volume could be negatively impacted as a result. We also maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of our products. Rapidly rising interest rates, however, could result in reduced persistency of our spread-based products, if contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.

The continued low interest rate environment also affects our estimated future profit projections, which could impact the amortization of our DAC assets and the estimates of our policyholder liabilities. Significantly lower future profits may cause us to accelerate the amortization of DAC or require us to establish additional policyholder liabilities, thereby reducing our earnings. We periodically review our assumptions with respect to future earnings to make sure that they remain appropriate considering the current interest rate environment.

Low interest rates are also challenging for property and casualty insurers. Investment income is an important element in earning an acceptable return on capital. Lower interest rates resulting in lower investment income require us to achieve better underwriting results. We have adjusted policy prices to help mitigate the adverse impact of low interest rates on our property and casualty business.

Changing Regulatory Environment: The insurance industry is primarily regulated at the state level and some life and annuity products and services are also subject to U.S. federal regulation. We are regularly subjected to additional or changing regulation that requires us to update systems, change product structure, increase the amount of reporting or adopt changes to distribution. These changes may increase the capital requirements for us and the industry, increase operating costs, change our operating practices and change our ability to provide products with pricing attractive to the marketplace.

Importance of Operating Efficiencies: The challenging economic environment creates a further need for operating cost reductions and efficiencies. We manage our cost base while maintaining our commitment to provide superior customer service to agents and policyholders. Investments in technology are coordinated through a disciplined project management process. We anticipate continually improving our use of technology to enhance our policyholders’ and agents’ experience and increase efficiency of our employees.

Increased Role of Advanced Technology: Over the past several years, the use of mobile technology has changed the way consumers want to conduct their business, including real-time access to information. Many of today’s customers also expect to complete transactions in a digital format instead of traditional methods that require a phone call or submission of paper forms. Social media and other customer-facing technologies are also reshaping the way companies communicate and collaborate with key stakeholders, and new tools exist to better collect and analyze information for potential business opportunities and better manage risks. For example, American National has mobile-enabled all of its Internet-based access and leverages social media channels to reach out to potential customers to promote awareness of the company, including the products and services offered. We expect that technology will continue to evolve, offering new and more effective ways to reach out to and service our shareholders and customers. American National continually evaluates available and evolving technologies and incorporates those that offer appropriate benefits to the company and its customers into the organization.

Increased Challenges of Talent Attraction and Retention: Despite the expected growth in the global population, the working-age population is expected to decline in many countries, including the U.S. Employers around the world may find it difficult to fill positions because of talent shortage in the markets. In addition, attracting individuals with the right skills and retaining employees remains a challenge. These challenges may become more difficult as the working population ages, the cost of higher education increases or if other industries develop a stronger appeal to job seekers. We are increasing our training and development resources to enhance the ability of our employees to meet customers’ needs. In addition, we are expanding the use of technology to broaden our candidate base when recruiting and to deliver targeted training to expand employees skills.

Life and Annuity

Life insurance and annuity are our mainstay segments, as they have been during our long history. We believe that the combination of predictable and decreasing mortality rates, positive cash flow generation for many years after policy issue and favorable persistency characteristics suggest a viable and profitable future for this lines of business. We continue to use a wide variety of marketing channels and plan to expand our traditional distribution models with additional agents.

Effective management of invested assets and associated liabilities involving crediting rates and, where applicable, financial hedging instruments (which we use as economic hedges of equity-indexed life and annuity products), are important to the success of our life and annuity segments. Asset “disintermediation”, the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, is a risk associated with this segment.

Demographics: We believe a key driver shaping the actions of the life insurance industry is the rising income protection, wealth accumulation, and insurance needs of retiring Baby Boomers (those born between 1946 and 1964). According to the US Census Bureau’s 2012 Current Population Survey, the median age is 37.3 years. While the total population grew at a rate of 9.7% over the 10-year period from 2000 to 2010, the increase in the number aged 45 to 64 years and those 65 years and over grew at rates of 31.5% and 15.1%, respectively. As a result of increasing longevity and uncertainty regarding the Social Security System and an ongoing transition from defined benefit pension plans to 401(k) type retirement plans, retirees will need to accumulate sufficient savings to support retirement income requirements.

We are well positioned to address the Baby Boomers’ increasing need for savings tools and income protection. We believe our overall financial strength and broad distribution channels position us to respond with a variety of products to individuals approaching retirement age, who seek information to plan for and manage their retirement needs. We believe our products that offer guaranteed income flows for life, including single premium immediate annuities, are well positioned to serve this market.

Competitive Pressures: In recent years, the competitive landscape of the U.S. life insurance industry has shifted. Established insurers are not only competing against each other but also against new market entrants that are developing products to attract the interest of the growing number of retirees. Competition exists not only in terms of retaining and/or acquiring consumers’ business, but also in terms of access to producers and distributors. Consolidation among distributors coupled with the aging sales force remains a challenge among insurers. In addition, the increased technological sophistication of consumers necessitates insurers and distributors to invest significant resources in technology to adapt to consumer expectations. We believe we possess sufficient scale, financial strength, resources and flexibility to effectively compete in this market.

The annuity market is also highly competitive. In addition to aggressive annuity rates and new product features on annuities, there is also a growing competition from other financial service firms. Insurers continue to evaluate their distribution channels and the way they deliver products to consumers. We have never provided guaranteed living benefits as a part of our variable annuity products. We believe these products were not adequately priced relative to the risk profile of the product. While this may have impeded our ability to sell variable annuities in the short term, we believe this strategy has given us an advantage in terms of profitability over the long-term.

We believe we will continue to be competitive in the life and annuity markets through our broad line of products, diverse distribution channels, and consistent high level of customer service. We modify our products to meet customer needs and to expand our reach where we believe we can obtain profitable growth. For example, traditional life insurance product sales increased in 2013 and 2012 primarily due to the new portfolio of term products introduced in 2012. Equity-indexed universal life insurance product sales also increased in 2013 and 2012.

Health

Most of the major provisions of the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Healthcare Acts”), phased in effective January 1, 2014. The Healthcare Acts mandate broad changes in the delivery of health care benefits that have impacted our current business model, including our relationship with current and future customers, producers and health care providers, products, services, processes and technology. As a result, the Healthcare Acts generated new opportunities in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products, which were sold in the worksite market as well as to individuals. We also established new distribution channels and sales strategies and are experiencing continued increase in sales of our new worksite products.

We expect our Managing General Underwriter (“MGU”) line to continue to grow during 2014. We retain only 10% of the MGU premium and risk. The majority of the revenue generated from this line is fee income included in “Other income” of the Health segment’s operating results.

Property and Casualty

Our operating results improved significantly in 2013. The improvement was driven by decreases in catastrophe losses, underwriting and risk mitigation actions and improved pricing.

We remain committed to offering our personal and commercial property and casualty lines of business primarily through exclusive agents. We are taking a balanced, focused and collaborative approach to both growth and profitability through the development of successful agencies. We have launched a new Agent Career Program to enhance how we recruit, select, on-board and train new agent candidates. We are pleased with the initial results of the program and are experiencing growth in our agency force.

Our primary focus is to acquire and retain profitable business. To accomplish this objective, we use sophisticated pricing models and risk segmentation, along with focused distribution force. We believe this approach allows us to make product enhancements and offer programs that are tailored to our target markets while charging the right premium for the risk.

Demand for property and casualty credit-related insurance products continues to increase. Credit markets have improved from the 2008 credit crisis, which is leading to increasing sales in the auto dealer market and, in turn, demand for our GAP products. We continue to update credit-related insurance product offerings and pricing to meet changing market needs, as well as adding new agents to expand market share in the credit-related insurance market. We are reviewing and implementing procedures to enhance customer service while, at the same time, looking for efficiencies to reduce administrative costs.

Competition: The property and casualty insurance industry remains highly competitive. Despite the competitive environment, we expect to identify profitable opportunities through our strong distribution channels, expanding geographic coverage, marketing efforts, new product development and pricing sophistication.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that often involve a significant degree of judgment, in particular, expectations of current and future mortality, morbidity, persistency, claims and claim adjustment expenses, recoverability of receivables, investment returns and interest rates. In developing these estimates, we make judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe that the amounts as reported are appropriate, based upon the facts available upon compilation of the consolidated financial statements.

On an ongoing basis, management reviews the estimates and assumptions used in the preparation of our financial statements. If management determines that modifications in estimates and assumptions are appropriate given current facts and circumstances, our financial position and results of operations as reported in the consolidated financial statements could change significantly.

A description of these critical accounting estimates is presented below. Also, see the Notes to the Consolidated Financial Statements for additional information.

Reserves

Life and Annuity Reserves

Life Reserving Methodology—Determining the reserves for future amounts payable under life insurance policies requires the use of assumptions. Principal assumptions used in the determination of the reserves for future policy benefits are mortality, policy lapse rates, investment return, inflation, expenses and other contingent events as appropriate to the respective product type. Reserves for incurred but not reported (“IBNR”) claims on life policies are calculated using historical claims information. Reserves for interest-sensitive and variable universal life insurance policies are equal to the current account value calculated for the policyholder. Some of our universal life policies contain secondary guarantees, for which additional reserves are recorded based on the term of the policy.

Annuity Reserving Methodology—We determine the reserves for future amounts payable under annuity contracts, including fixed payout and deferred annuities. Reserves for payout annuities with more than insignificant amounts of mortality risk are calculated in accordance with the applicable accounting guidance for limited pay insurance contracts. Benefit and maintenance expense reserves are calculated by using assumptions reflecting our expectations, including an appropriate margin for adverse deviation. Payout annuity reserves are calculated using standard industry mortality tables specified for statutory reporting. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are recorded. The resulting recognition of profits would be gradual over the expected life of the contract.

Reserves for deferred annuities are established equivalent to the account value held on behalf of the policyholder. Additional reserves for guaranteed minimum death benefits are determined as needed in accordance with the applicable accounting guidance. The profit recognition on deferred annuity contracts is gradual over the expected life of the contract. No immediate profit is recognized on the sale of the contract.

Key Assumptions

The following assumptions reflect our best estimates and may impact our life and annuity reserves:

•	Future lapse rates will remain reasonably consistent with our current expectations;

•	Mortality rates will remain reasonably consistent within standard industry mortality table ranges; and

•	Future interest spreads will remain reasonably consistent with our current expectations.

Recoverability—At least annually, we test the adequacy of the net benefit reserves (policy benefit reserves less DAC) recorded for life insurance and annuity products. This testing is referred to as “Loss Recognition” for traditional products and “Unlocking” for interest-sensitive products. To perform the tests, we use our current best estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns.

For interest-sensitive business, best-estimate assumptions are updated to reflect observed changes based on experience studies and current economic conditions. We reflect the effect of such assumption changes in DAC and reserve balances accordingly. Due to the long-term nature of many of the liabilities, small changes in certain assumptions may cause large changes in profitability. In particular, changes in estimates of the future invested asset return have a large effect on the degree of reserve adequacy and DAC recoverability.

For traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These include margins for adverse deviation in the event that actual experience differs from the original assumptions.

Health Reserves

Overview—Total health net reserves of $146.5 million and $154.6 million were established using the following methods at December 31, 2013 and 2012, respectively.

Completion Factor Approach—This method assumes that the historical claim patterns will be an accurate representation of unpaid claim payments. An estimate of the unpaid claims is calculated by subtracting period-to-date paid claims from an estimate of the ultimate “complete” payment for all incurred claims in the period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout.

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

Future Policy Benefits—Reserves are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate.

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

Property and Casualty Reserves

Reserves for Claims and Claim Adjustment Expense (“CAE”)—Property and casualty reserves are established to provide for the estimated cost of paying for both reported as well as unreported claims. These reserves include estimates for both case and IBNR reserves. Included in these reserves are estimates of the expenses associated with settling claims, also known as CAE. The two major categories of CAE are defense and cost containment expense, and adjusting and other expense. The details of property and casualty reserves are shown below (in thousands):

	December 31, 2013			December 31, 2012
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$469,845	$23,709	$446,136	$471,998	$43,676	$428,322
IBNR	385,687	15,250	370,437	412,839	8,508	404,331

Total	$855,532	$38,959	$816,573	$884,837	$52,184	$832,653

Case Reserves—Reserves for reported losses are determined on either a judgment or a formula basis, depending on the timing and type of the loss. The formula reserve is a fixed amount for each claim of a given type based on historical paid loss data for similar claims with provisions for trend changes, such as those caused by inflation. Judgment reserve amounts generally replace initial formula reserves and are set on a per case basis based on facts and circumstances of each case and the expectation of damages. We regularly monitor the adequacy of reserves on a case-by-case basis and change the amount of such reserves as necessary.

IBNR—IBNR reserves are estimated based on many variables, including historical statistical information, inflation, legal developments, economic conditions, and general trends in claim severity, frequency and other factors that could affect the adequacy of claims reserves. Loss and premium data is aggregated by exposure class and by accident year. IBNR reserves are calculated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to claims. Adjustments in aggregate reserves, if any, are included in the results of operations of the period during which such adjustments are made.

We believe we conservatively reflect the potential uncertainty generated by volatility in our loss development profiles when selecting loss development factor patterns for each line of business. See Results of Operations and Related Information by Segment – Property and Casualty, Prior Period Reserve Development section of the MD&A for additional information.

The evaluation process to determine the claims and CAE reserves involves the collaboration of underwriting, claims and internal actuarial departments. The process also includes consultation with independent actuarial firms as part of our process of gaining reassurance that claims and CAE reserves estimate sufficiently, all obligations arising from all losses incurred as of year-end. The independent actuarial firm completes the Statements of Actuarial Opinion required by individual state insurance regulations at each year-end, opining that the recorded statutory claims and CAE reserves are reasonable.

Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line is in excess of the expected premiums for that product line. The determination of a deficiency reserve takes into consideration the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness and the reserve amount is monitored against emerging losses. There were no reserves of this type at December 31, 2013 and 2012.

Property and Casualty Reserving Methodology—The following methods are utilized:

•	Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to influence initial expectations of the ultimate loss ratios.

•	Bornhuetter-Ferguson—This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our own historical experience. This method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses.

•	Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.

•	Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.

•	Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected ratio of prior calendar years’ paid expense to paid loss to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.

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

Key Assumptions

The following assumptions may impact our property and casualty reserves:

•	Stability of future inflation rates and consistency with historical inflation norms;

•	The selected loss ratio used in the initial expected loss ratio method and Bornhuetter-Ferguson method for each accident year;

•	The expected loss development profiles;

•	A consistent claims handling process;

•	A consistent payout pattern;

•	No unusual growth patterns;

•	No major shift in liability limit distributions on liability policies;

•	No significant prospective changes in laws that would significantly affect future payouts; and

•	No significant change in the overall level of case reserve adequacy from period to period.

The loss ratio selections and development profiles are developed primarily using our own historical claims and loss experience. These development patterns reflect prior inflation rates and could be impacted by future changes in inflation rates particularly those relating to medical care costs, automobile repair parts and building or home material costs. These assumptions have not been modified from the preceding periods and are consistent with historical loss reserve development patterns.

For non-credit lines of business, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and thus we chose to measure the sensitivity of our reserve levels to unexpected changes in inflation. The impacts of future inflation for a 1.3% decrease and 2.7% increase over the implied inflation rate in the December 31, 2013 gross loss reserve balance are as follows (amounts in thousands):

Cumulative Increase (Decrease) in Reserves	1.3% decrease	2.7% increase
Personal
Auto	$(6,294)	$12,864
Homeowner	(1,038)	2,197
Commercial
Agribusiness	(8,385)	22,051
Auto	(2,283)	5,429

The analysis of our credit insurance line of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the earned premium to determine the IBNR reserves at December 31, 2013. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $5.6 million.

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

Management believes our reserves at December 31, 2013 are adequate. New information, regulation, events or circumstances, unknown at the original valuation date, however, may result in future development resulting in our ultimate losses being significantly greater or less than the recorded reserves at December 31, 2013.

Deferred Policy Acquisition Costs

We had a DAC asset of approximately $1.28 billion and $1.25 billion at December 31, 2013 and 2012, respectively. Effective January 1, 2012, we retrospectively adopted new accounting guidance and implemented a new DAC capitalization policy. See Note 10, Deferred Policy Acquisition Cost of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the impact of this pronouncement on us.

We believe the estimates used in our DAC calculations provide a representative example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-tail business at December 31, 2013 (in thousands):

Increase/ (decrease) in DAC
Increase in future investment margins of 25 basis points	$38,920
Decrease in future investment margins of 25 basis points	(43,506)
Decrease in future life mortality by 1%	3,629
Increase in future life mortality by 1%	(3,728)

Reinsurance

We manage our underwriting risk exposures by reinsuring portions of our insurance risks. We manage counterparty risk by entering into agreements with reinsurers we consider creditworthy generally measured by the individual entity or entities’ financial strength rating. However, we do not require a specified minimum rating. We monitor the concentrations of the reinsurers and reduce the participation percentage of lower-rated and unrated companies when appropriate. We monitor the financial condition of our reinsurance counterparties and believe we currently have no significant credit risk related to those counterparties.

Some of our reinsurance contracts contain clauses that allow us to terminate the participation with reinsurers whose ratings are downgraded. Information used in our risk assessment is comprised of industry ratings, recent news and reports, and a limited review of financial statements. We also may require reinsurers not licensed in our state of domicile or with whom we have limited experience, to provide letters of credit, trust agreements, or cash advances to fund their share of outstanding and future claims and CAE.

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

Valuation of Financial Instruments

The fair value of available-for-sale securities (equity and fixed maturity securities) is determined by management using one of the three primary sources of information: the quoted prices in active markets; third-party pricing services; or independent broker quotations. Estimated fair value of securities based on quoted prices in active markets is readily and regularly available; therefore, valuation of these securities generally does not involve management judgment. For securities without quoted prices, fair value measurement is determined using third-party pricing services’ proprietary pricing applications. The typical inputs used by the models are relevant market information, benchmark curves, benchmark pricing of like securities, sector groupings and matrix pricing. Any securities remaining unpriced after utilizing the first two pricing methods are submitted to the independent brokers for prices. We have analyzed the third-party pricing services and independent brokers’ valuation methodologies and related inputs, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Management completes certain tests throughout the year and at year-end to determine that prices provided by our pricing services are reasonable.

We utilize over-the-counter equity options to hedge our exposure to equity-indexed universal life and equity-indexed deferred annuity benefits. Equity-indexed universal life and equity-indexed deferred annuity products include a fixed host contract and an embedded equity derivative. The embedded derivative portion of the contracts represent benefits in excess of fixed guarantees, and the host is associated with fixed or minimum interest credited rates. At inception, the value of the host contract equals the premium paid less the fair value of the embedded derivative. The initial host contract value is accreted to the fixed guaranteed value at the end of the contract indexing term. The fair value of the embedded derivative is recalculated at each reporting period using the current contract values and option pricing assumptions. Interest credited is generally comprised of interest accruals to policyholders’ account balances. In addition to the accrual of interest on the host contracts, the gain or loss on the embedded equity derivative is also recognized as interest credited. Embedded derivative gains and losses can cause material fluctuations in interest credited from one period to the next.

Pension and Postretirement Benefit Plans

On October 31, 2013, the Company adopted certain amendments to freeze, effective at December 31, 2013, our defined benefit pension plans. See Note 18, Pension and Postretirement Benefits, of the Notes to the Consolidated Financial Statements for a detailed discussion of the amendments. Our pension and postretirement benefit obligations and related costs covering our employees are estimated using actuarial concepts in accordance with the relevant accounting guidance. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurements. Each year, these key assumptions are reevaluated to determine whether they reflect the best estimates for the current period. Changes in the methodology used to determine the best estimates are made when facts or circumstances change. Other assumptions involve demographic factors such as retirement age, mortality and turnover and, prior to the aforementioned plans freeze, the rate of compensation increases. The expected long-term rate of return on plan assets is determined using the building-block method.

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

Management’s best estimate of future events and their impact is included in our accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction (“DRD”) reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the U.S. federal statutory tax rate of 35%. The U.S. Department of the Treasury and the IRS have indicated that they intend to address, through regulations, the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Premiums and other revenues
Premiums	$1,735,526	$1,704,173	$1,748,612	$31,353	$(44,439)
Other policy revenues	210,224	198,401	189,494	11,823	8,907
Net investment income	1,016,810	985,398	968,165	31,412	17,233
Realized investments gains (losses), net	119,553	68,208	90,866	51,345	(22,658)
Other income	37,097	30,880	25,890	6,217	4,990

Total premiums and other revenues	3,119,210	2,987,060	3,023,027	132,150	(35,967)

Benefits, losses and expenses
Policyholder benefits	539,406	496,622	480,063	42,784	16,559
Claims incurred	886,398	949,106	1,032,497	(62,708)	(83,391)
Interest credited to policyholders’ account balances	426,102	416,015	405,083	10,087	10,932
Commissions for acquiring and servicing policies	371,948	364,911	430,310	7,037	(65,399)
Other operating expenses	503,051	455,746	461,906	47,305	(6,160)
Change in deferred policy acquisition costs (1)	29,835	32,915	(38,262)	(3,080)	71,177

Total benefits and expenses	2,756,740	2,715,315	2,771,597	41,425	(56,282)

Income (loss) before other items and federal income taxes	$362,470	$271,745	$251,430	$90,725	$20,315

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Consolidated earnings increased during 2013 compared to 2012 as a result of a decrease in claims primarily in our property and casualty segment and an increase in realized investment gains. Consolidated earnings increased during 2012 compared to 2011 primarily as a result of improved earnings in our annuity and property and casualty segments, partially offset by decreases in realized investment gains.

During 2012, the Company retrospectively adopted a new accounting standard relating to DAC. Consequently, certain 2011 financial statement balances were adjusted to reflect the effect of such retrospective adoption, which decreased the reported income before other items and federal income taxes by $2.3 million for 2011.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Premiums and other revenues
Premiums	$293,173	$281,621	$277,724	$11,552	$3,897
Other policy revenues	195,644	185,536	174,406	10,108	11,130
Net investment income	230,763	235,712	238,275	(4,949)	(2,563)
Other income	3,018	2,871	3,301	147	(430)

Total premiums and other revenues	722,598	705,740	693,706	16,858	12,034

Benefits, losses and expenses
Policyholder benefits	345,566	340,003	344,328	5,563	(4,325)
Interest credited to policyholders’ account balances	56,805	58,158	60,494	(1,353)	(2,336)
Commissions for acquiring and servicing policies	117,832	97,455	88,300	20,377	9,155
Other operating expenses	207,520	183,040	173,188	24,480	9,852
Change in deferred policy acquisition costs (1)	(24,752)	(7,167)	(2,115)	(17,585)	(5,052)

Total benefits and expenses	702,971	671,489	664,195	31,482	7,294

Income before other items and federal income taxes	$19,627	$34,251	$29,511	$(14,624)	$4,740

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings decreased during 2013 compared to 2012 primarily due to increases in operating expenses and policyholder benefits, partially offset by increases in premiums and other policy revenues. Earnings increased in 2012 compared to 2011 primarily due to an increase in other policy revenues, partially offset by an increase in other operating expenses.

Premiums and other revenues

Premiums from traditional life insurance products increased during 2013 compared to 2012 primarily as a result of increased sales following the introduction of a new portfolio of term products in 2012. Premiums increased during 2012 compared to 2011 primarily due to improved persistency and sales of term products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. These charges increased during 2013 compared to 2012, and 2012 compared to 2011 primarily due to the growing block of interest-sensitive life policies.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies written by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Whole life	$25,209	$23,889	$23,271	$1,320	$618
Term life	32,174	22,859	18,205	9,315	4,654
Universal life	37,769	28,291	20,334	9,478	7,957

Total recurring	$95,152	$75,039	$61,810	$20,113	$13,229

Single and excess (1)	$2,327	$1,949	$2,050	$378	$(101)
Credit life (1)	4,105	3,980	3,961	126	19

(1)	These are weighted amounts representing 10% of single and excess premiums and 15% of credit life premuims.

Life insurance sales based on annualized premium aggregate the total yearly premium that insurance companies would expect to receive if all policies would remain in force plus 10% of single and excess premiums and 15% of credit life premium. Life insurance sales measure activity associated with gaining new insurance business in the current period whereas GAAP premium revenues are associated with policies sold in current and prior periods; therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Life insurance sales increased during 2013 compared to 2012, and during 2012 compared to 2011 due to a continued focus on life production and expansion of product offerings. Term life sales increased as a result of a new term portfolio introduced in 2012. Equity-indexed universal life products were the primary driver of the increase in universal life sales.

Benefits, losses and expenses

Policyholder benefits increased during 2013 compared to 2012 primarily due to an increase in claims and the accrual of interest related to claims identified upon the application of the modified claims settlement procedure described below. Policyholder benefits also increased due to a block of limited pay contracts, which were evaluated as requiring additional reserves in 2013. Policyholder benefits decreased slightly during 2012 compared to 2011 primarily due to a lower IBNR accrual in 2012.

In the fourth quarter of 2011, we modified our claims settlement procedures in response to the emerging regulation of claim processes from the long-standing practice of waiting for a beneficiary to file a claim to a view that insurers should actively seek possible beneficiaries. This led to an increase in our policyholder benefits of $2.4 million in 2013, $22.1 million in 2012 and $31.5 million in 2011.

Commissions increased during 2013 compared to 2012, and during 2012 compared to 2011 primarily due to increased sales of our term and equity-indexed universal life products.

Other operating expenses increased during 2013 compared to 2012 as a result of increases in costs associated with the growth in our life insurance in-force during 2013 including increases in costs allocated among our segments based on related activity as well as sales bonuses paid to independent contractors. Substantially all independent contractor bonuses are capitalized as DAC, therefore, they have minimal impact on earnings. Other operating costs and expenses increased during 2012 compared to 2011 as a result of 2011 benefitting from a reduction of an accrual for litigation contingencies in addition to an increase in allocated costs to this segment during 2012.

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Acquisition cost capitalized	$107,410	$80,877	$76,890	$26,533	$3,987
Amortization of DAC	(82,658)	(73,710)	(74,775)	(8,948)	1,065

Change in DAC (1)	$24,752	$7,167	$2,115	$17,585	$5,052

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Acquisition costs capitalized increased during 2013 compared to 2012, and during 2012 compared to 2011 primarily due to an increase in commissions from higher production.

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2013	2012	2011	2013	2012
Life insurance in-force
Traditional life	$54,788,898	$48,856,459	$46,484,826	$5,932,439	$2,371,633
Interest-sensitive life	25,281,391	24,132,101	23,671,800	1,149,290	460,301

Total life insurance in-force	$80,070,289	$72,988,560	$70,156,626	$7,081,729	$2,831,934

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Number of policies in-force
Traditional life	2,002,602	2,122,666	2,204,187	(120,064)	(81,521)
Interest-sensitive life	196,949	185,729	178,595	11,220	7,134

Total number of policies	2,199,551	2,308,395	2,382,782	$(108,844)	(74,387)

Total life insurance in-force increased during 2013 compared to 2012, and during 2012 compared to 2011, while the total number of policies decreased for the same periods. The increases in traditional life in-force amounts are believed to be attributed to the attractiveness of our portfolio of products and the ease of doing business. The decrease in our policy count for all periods is attributable to new business activity, which is generally comprised of fewer but larger face-value policies, being outpaced by terminations relating to claims, surrenders and lapses.

Reinsurance

The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2013	2012	2011	2013	2012	2011
Reinsurance assumed	$442	$1,564	$4,318	$550	$2,189	$2,974
Reinsurance ceded	(198,221)	(189,335)	(188,812)	(93,240)	(93,066)	(92,208)

Total	$(197,779)	$(187,771)	$(184,494)	$(92,690)	$(90,877)	$(89,234)

We use reinsurance to mitigate excessive risk to the Life segment. During 2013, our retention limits were $2,350,000 for issue ages 65 and under, and $1,550,000 for issue ages 66 and older for traditional and universal life, unchanged from 2012. Accidental death and premium waiver benefits are mostly retained on new business. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products. Decreases in assumed reserves and premium were primarily due to the cancellation of reinsurance agreements, which are now in run-off, and our writing of this business on a direct basis with two credit life reinsurers.

Consistent with our corporate risk management strategy, we periodically adjust our reinsurance program and retention limits as market conditions warrant. While, in the past, we have reinsured up to 90% of new business, we are currently reinsuring newly developed permanent products on a modified excess retention basis, in which we reinsure mortality risk on a yearly renewable term basis, ceding a 75% quota share of policies with a face value of at least $500,000 up to our retention and then 100% in excess of retention. Current traditionally marketed term products are reinsured on a modified excess retention basis, in which we reinsure mortality risk on a yearly renewable term basis, ceding 50% quota share of face amounts in excess of $250,000 up to our retention and then 100% in excess of retention.

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

For 2013, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages):

Reinsurer	Rating(1)	Premium	Gross Premium
Swiss Re Life and Health of America	A+	$24,306	6.3%
SCOR Global Life Americas Reinsurance Company	A	22,866	5.9
Munich American Reassurance Company	A+	13,517	3.5
Reinsurance Group of America	A-	6,996	1.8
Canada Life Assurance	A+	7,193	1.9
General Re Life Corporation	A++	4,923	1.3
Other Reinsurers with no single company greater than 5% of the total ceded premium		13,439	3.5

Total life reinsurance ceded		$93,240	24.2%

(1)	A.M. Best rating as of the most current information available Febraury 4, 2014.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Premiums and other revenues
Premiums	$155,162	$116,393	$94,753	$38,769	$21,640
Other policy revenues	14,580	12,865	15,088	1,715	(2,223)
Net investment income	632,536	603,349	577,707	29,187	25,642
Other income	351	196	250	155	(54)

Total premiums and other revenues	802,629	732,803	687,798	69,826	45,005

Benefits, losses and expenses
Policyholder benefits	193,840	156,619	135,735	37,221	20,884
Interest credited to policyholders’ account balances	369,297	357,857	344,589	11,440	13,268
Commissions for acquiring and servicing policies	43,920	54,785	94,851	(10,865)	(40,066)
Other operating expenses	63,326	45,317	72,201	18,009	(26,884)
Change in deferred policy acquisition costs (1)	36,359	21,724	(29,354)	14,635	51,078

Total benefits and expenses	706,742	636,302	618,022	70,440	18,280

Income before other items and federal income taxes	$95,887	$96,501	$69,776	$(614)	$26,725

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings remained relatively unchanged during 2013 compared to 2012, and increased during 2012 compared to 2011 primarily due to lower operating expenses. In addition, the increase in the interest spread between net investment income and interest credited to policyholders’ account balances was higher in 2012 compared to 2011, which contributed to the improvement in earnings during 2012.

During 2012, we discontinued marketing annuities through one of our third-party marketing organizations. Termination of this relationship is not expected to have a significant impact on our annuity volume or our ability to generate annuity sales, and is not expected to materially impact earnings. The total business written by this organization represented less than 1% and 13.3% of total annuity premium and deposits in 2013 and 2012, respectively, and was primarily comprised of fixed deferred annuities.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Fixed deferred annuity	$250,678	$568,716	$1,470,159	$(318,038)	$(901,443)
Single premium immediate annuity	238,324	200,921	159,824	37,403	41,097
Equity-indexed deferred annuity	178,639	127,357	142,526	51,282	(15,169)
Variable deferred annuity	119,880	104,432	99,224	15,448	5,208

Total premium and deposits	787,521	1,001,426	1,871,733	(213,905)	(870,307)
Less: Policy deposits	632,359	885,033	1,776,980	(252,674)	(891,947)

Total earned premiums	$155,162	$116,393	$94,753	$38,769	$21,640

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes. Shown below are the changes in account values (in thousands):

	Years ended December 31,
	2013	2012	2011
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,803,197	$9,824,416	$9,006,692
Net inflows	293,746	518,074	1,349,874
Surrenders	(1,091,890)	(879,886)	(863,590)
Fees	(9,067)	(8,219)	(10,146)
Interest credited	359,960	348,812	341,586

Account value, end of period	$9,355,946	$9,803,197	$9,824,416

Single premium immediate annuity
Reserve, beginning of period	$1,075,638	$978,722	$903,126
Net inflows	77,951	52,957	32,167
Interest and mortality	45,687	43,959	43,429

Reserve, end of period	$1,199,276	$1,075,638	$978,722

Variable deferred annuity
Account value, beginning of period	$417,645	$380,129	$415,757
Net inflows	115,890	99,432	88,044
Surrenders	(120,207)	(102,058)	(112,221)
Fees	(5,356)	(4,742)	(4,786)
Change in market value and other	81,333	44,884	(6,665)

Account value, end of period	$489,305	$417,645	$380,129

Fixed deferred annuity net inflows decreased during 2013 compared to 2012, and during 2012 compared to 2011 primarily resulting from our management of these products to mitigate risks associated with investing in the persistently low interest rate environment. Surrenders increased during 2013 compared to 2012 primarily due to a larger block of policies reaching the end of their surrender charge period. An equity-indexed annuity allows a policyholder to participate in equity returns should they exceed the guaranteed minimum return as defined in the product. Deposits for this product increased during 2013 compared to 2012 primarily attributed to customers preferring the potential for enhanced return of this product compared to fixed annuities. Deposits for this product decreased during 2012 compared to 2011, primarily attributed to lower indexed crediting terms resulting from lower fixed investment yields.

Single premium immediate annuity (“SPIA”) premiums increased during 2013 compared to 2012, and decreased during 2012 compared to 2011, driven primarily by the changing priorities of potential customers entering the market for guaranteed monthly payouts on a portion of their retirement dollars.

Variable deferred annuity net inflows increased for all years presented. These products have no guaranteed minimum withdrawal benefits. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $1.5 million and $2.4 million as of December 31, 2013 and 2012 respectively. After reinsurance, which is with reinsurers rated “A” or higher by A.M. Best, the net exposure was $0.3 million and $0.6 million, as of December 31, 2013 and 2012, respectively.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Benefits are highly correlated to the sales volume of SPIA contracts and increased for 2013 compared to 2012, and 2012 compared to 2011 commensurate with increases in SPIA premium during these periods.

Commissions decreased for 2013 compared to 2012, and 2012 compared to 2011 primarily due to reduced deposits as well as decreases in commission rates on certain annuities.

Other operating expenses were higher in 2013 compared to 2012 due to higher technology cost and a benefit in 2012 relating to final resolution of certain litigation.

Other operating expenses decreased during 2012 compared to 2011 primarily as a result of an accrual during 2011 related to the settlement of certain litigation, as well as a decrease in allocated costs to this segment during 2012. Additionally, a decrease in producer compensation linked to annuity production further reduced other operating expenses.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Acquisition cost capitalized	$49,397	$68,799	$116,206	$(19,402)	$(47,407)
Amortization of DAC	(85,756)	(90,523)	(86,852)	4,767	(3,671)

Change in DAC (1)	$(36,359)	$(21,724)	$29,354	$(14,635)	$(51,078)

(1)	A positive amount of net change indicates more expense was deferred than amortized and is a decrease to expense in the periods indicated.

Acquisition costs capitalized decreased during 2013 compared to 2012 and 2012 compared to 2011 primarily due to decreases in commissions on the lower deferred annuity contract sales.

An important measure of the Annuity segment is amortization of DAC as a percentage of gross profits. The amortization of DAC as a percentage of gross profits for the years ended December 31, 2013, 2012, and 2011 was 35.8%, 41.5%, and 41.9%, respectively. The 2013 ratio decreased primarily due to an increase in gross profits resulting from higher option return and favorable surrender experience compared to surrender assumptions.

Options and Derivatives

Shown below is the incremental impact of option return to net investment income, and the impact of the equity-indexed annuity embedded derivative to interest credited to policyholder’s account balances (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Net investment income
Without option return	$550,313	$584,849	$580,501	$(34,536)	$4,348
Option return	82,223	18,500	(2,794)	63,723	21,294
Interest credited to policy account balances
Without embedded derivative	303,474	344,526	352,410	(41,052)	(7,884)
Equity-indexed annuity embedded derivative	65,823	13,331	(7,821)	52,492	21,152

During 2013, net investment income without option return decreased compared to 2012 primarily due to lower aggregate account values and portfolio yield. Interest credited to policyholders’ account balances without embedded derivative decreased during 2013 compared to 2012 due to a decrease in crediting rates and the $6 million non-recurring credited interest relating to settled litigation during 2012. Net investment income without option return increased during 2012 compared to 2011, primarily due to increases in aggregate annuity account values. Interest credited to policyholders’ account balances without equity-indexed return decreased during 2012 compared to 2011 due to a decrease in crediting rates.

The option return, as well as the related equity-indexed annuity embedded derivative, increased significantly during 2013 compared to 2012, and in 2012 compared to 2011, primarily due to the change in the S&P 500 Index during the respective periods. These option returns correlate to the 29.6%, 13.4%, and 0.0% change in the S&P 500 Index during 2013, 2012, and 2011, respectively. In addition, the nominal value of options held during 2013 was larger than in 2012, which also contributed to the increase in option return.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Premiums and other revenues
Premiums	$212,931	$223,773	$231,793	$(10,842)	$(8,020)
Net investment income	11,314	11,789	13,413	(475)	(1,624)
Other income	17,629	15,548	13,356	2,081	2,192

Total premiums and other revenues	241,874	251,110	258,562	(9,236)	(7,452)

Benefits, losses and expenses
Claims incurred	139,762	155,825	159,289	(16,063)	(3,464)
Commissions for acquiring and servicing policies	28,225	26,383	25,808	1,842	575
Other operating expenses	46,646	44,966	47,160	1,680	(2,194)
Change in deferred policy acquisition costs (1)	1,986	5,890	9,172	(3,904)	(3,282)

Total benefits and expenses	216,619	233,064	241,429	(16,445)	(8,365)

Income before other items and federal income taxes	$25,255	$18,046	$17,133	$7,209	$913

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Earnings increased during 2013 compared to 2012 driven primarily by a decrease in claims incurred, partially offset by a decrease in premiums. Earnings increased 5.3% for 2012 compared to 2011.

Premiums and other revenues

Health earned premiums for the periods indicated are as follows (in thousands, except percentages):

	Years ended December 31,
	2013		2012		2011
	dollars	percentage	dollars	percentage	dollars	percentage
Medicare Supplement	$90,785	42.6%	$96,808	43.3%	$100,924	43.6%
Medical expense	30,331	14.2	37,414	16.7	47,323	20.4
Group health	37,391	17.6	40,130	17.9	33,906	14.6
Credit accident and health	15,029	7.1	16,686	7.5	19,897	8.6
MGU	19,619	9.2	17,103	7.6	13,681	5.9
All other	19,776	9.3	15,632	7.0	16,062	6.9

Total	$212,931	100.0%	$223,773	100.0%	$231,793	100.0%

Earned premiums decreased during 2013 compared to 2012, and 2012 compared to 2011 primarily resulting from the run-off of our closed block of medical expense insurance plans, which will continue to decrease. In addition, Medicare Supplement premiums declined due to policy lapses outpacing new sales along with a lower average premium per policy on those new sales.

Our in-force certificates or policies as of the dates indicated are as follows:

	December 31,
	2013		2012		2011
	number	percentage	number	percentage	number	percentage
Medicare Supplement	40,064	6.4%	41,562	6.7%	42,760	6.8%
Medical expense	4,633	0.7	5,745	0.9	7,962	1.3
Group	19,679	3.1	19,868	3.2	20,122	3.2
Credit accident and health	235,014	37.5	253,710	40.7	271,700	43.3
MGU	221,811	35.3	197,050	31.6	147,251	23.5
All other	106,711	17.0	105,499	16.9	137,596	21.9

Total	627,912	100.0%	623,434	100.0%	627,391	100.0%

Total in-force policies increased during 2013 compared to 2012 primarily due to an increase in the MGU line partially offset by a decrease in credit accident and health business. The MGU line increased as a result of our continued expansion in the MGU market as we believe an increasing number of employers will use the stop loss market to manage the cost of providing health insurance for employees. Credit accident and health decreased due to the contraction in that market.

Our total in-force policies decreased during 2012 compared to 2011 primarily due to increases in the MGU line being offset by decreases in credit accident and health and all other lines. The MGU line increased due to increased production by existing MGUs and the addition of new MGUs.

Benefits, losses and expenses

Claims incurred decreased during 2013 compared to 2012 primarily as a result of the continued decline in the closed medical expense block and a decrease in group claim submissions. Claims incurred during 2012 compared to 2011 were relatively unchanged. Benefit ratios were 65.6% in 2013, 69.6% in 2012, and 68.7% in 2011. Commissions were relatively unchanged during all periods.

Other operating expenses increased during 2013 compared to 2012 due primarily to an accrual on the MGU line for an anticipated payment to a state insurance guaranty pool. Other operating expenses decreased during 2012 compared to 2011 as a result of managing expenses as the aggregate health block of business decreased.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Acquisition cost capitalized	$13,263	$11,018	$11,815	$2,245	$(797)
Amortization of DAC	(15,249)	(16,908)	(20,987)	1,659	4,079

Change in DAC (1)	$(1,986)	$(5,890)	$(9,172)	$3,904	$3,282

(1)	A negative amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the periods indicated.

The amortization of DAC had a smaller impact on expenses during 2013 compared to 2012 and in 2012 compared to 2011 due to the declining aggregate health block of business.

Reinsurance

For the medical expense business, we use reinsurance on an excess of loss basis. We retain the first $500,000 per claim and amounts in excess of $2,000,000. We cede or retrocede the majority of the risk associated with our stop loss and other MGU programs. We maintain reinsurance on a quota share basis for our long-term care and disability income business.

Reinsurance is also used in the credit accident and health business. In certain cases, particularly in the auto retail market, we may also reinsure the policy written through non-U.S. producer-owned captive reinsurers to allow the dealer to participate in the performance of these credit accident and health contracts. A majority of the treaties entered into by our Credit Insurance Division are written on a 100% coinsurance basis with benefit limits of $1,000 per month.

For 2013, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating(1)	Ceded Premium	Percentage of Gross Premium
Harbour Life & Reinsurance Co Ltd.	Not rated	$72,827	16.1%
Maiden Re	A-	33,078	7.3
Munich Reinsurance America	A+	29,920	6.6
American First Insurance Company	Not rated	25,120	5.5
Other reinsurers with no single company greater than 5.0% of the total ceded premium		79,560	17.5

Total health reinsurance ceded		$240,505	53.0%

(1)	A.M.Best rating as of the most current information available February 4, 2014

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Premiums and other revenues
Net premiums written	$1,069,694	$1,047,211	$1,137,445	$22,483	$(90,234)

Net premiums earned	$1,074,260	$1,082,386	$1,144,342	$(8,126)	$(61,956)
Net investment income	66,632	69,604	72,071	(2,972)	(2,467)
Other income	6,239	6,360	6,003	(121)	357

Total premiums and other revenues	1,147,131	1,158,350	1,222,416	(11,219)	(64,066)

Benefits, losses and expenses
Claims incurred	746,636	793,281	873,208	(46,645)	(79,927)
Commissions for acquiring and servicing policies	181,748	186,288	221,351	(4,540)	(35,063)
Other operating expenses	128,437	120,888	124,336	7,549	(3,448)
Change in deferred policy acquisition costs (1)	16,242	12,468	(15,965)	3,774	28,433

Total benefits and expenses	1,073,063	1,112,925	1,202,930	(39,862)	(90,005)

Income (loss) before other items and federal income taxes	$74,068	$45,425	$19,486	$28,643	$25,939

Loss ratio	69.5%	73.3%	76.3%	(3.8)	(3.0)
Underwriting expense ratio	30.4	29.5	28.8	0.9	0.7

Combined ratio	99.9%	102.8%	105.1%	(2.9)	(2.3)

Impact of catastrophe events on combined ratio	7.2	9.3	11.4	(2.1)	(2.2)

Combined ratio without impact of catastrophe events	92.7%	93.5%	93.7%	(0.8)	(0.1)

Gross catastrophe losses	$83,903	$135,625	$217,851	$(51,722)	$(82,226)
Net catastrophe losses	76,434	94,025	120,628	(17,591)	(26,603)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the periods indicated.

Property and Casualty results improved during 2013 compared to 2012, and during 2012 compared to 2011 due to continued improvement in the loss ratio. The loss ratio improved as a result of decreases in catastrophe losses, underwriting and risk mitigation actions and improved price adequacy. Results also improved during 2012 compared to 2011 due to a decline in commissions resulting from a shift to non-commission products from commission products in our credit business.

Premiums and other revenues

Net Premiums written increased during 2013 compared to 2012 due to continued rate adequacy improvements in our homeowners and commercial lines, especially in our agricultural business. Net premiums earned decreased during 2013 compared to 2012 primarily due to decreases in our personal auto business. Net premiums written and earned decreased during 2012 compared to 2011 resulting from a decline of policies in-force due to attrition and risk mitigation actions in our Personal lines, in addition to product alterations in our credit business.

Benefits, losses and expenses

Claims incurred decreased during 2013 compared to 2012, and during 2012 compared to 2011 as a result of decreases in both catastrophe and non-catastrophe weather-related losses. We continue to reduce our exposure in high catastrophe, high concentration areas which has contributed to a decrease in losses. The loss ratio decreased for all periods presented as a result of the decreases in catastrophe losses, improved rate adequacy and reduced claims frequency.

Gross catastrophes for the year ended December 31, 2013 were $83.9 million compared to $135.6 million for 2012. Although there was an increase in the number of catastrophe events, we experienced a significant decrease in catastrophe losses due primarily to a decrease in the severity of catastrophes in 2013 as compared to 2012. In 2013, there were 30 catastrophe events compared to 26 in 2012, and 31 in 2011. Hurricane Sandy accounted for $46.6 million in gross catastrophe losses and $11.1 million in net catastrophe losses in 2012. The catastrophe activity during 2011 included a record number of tornados, including two events which impacted primarily Alabama in late April 2011 and Joplin, Missouri in May 2011, accounting for $102.6 million in gross catastrophe losses and $30.5 million in net catastrophe losses.

Commissions decreased during 2013 compared to 2012, and during 2012 compared to 2011, primarily due to a shift from Guaranteed Auto Protection (“GAP”) commissioned products to non-commission products, which also have lower premiums.

Other operating expenses increased in 2013 compared to 2012, primarily due to increases in agent recruitment and marketing expenses. Other operating expenses remained relatively unchanged during 2012 compared to 2011.

Expenses attributable to the change in DAC increased during 2013 compared to 2012, and during 2012 compared to 2011. The capitalized costs being amortized on credit-related property products written in prior years exceeded the costs being capitalized on the newer credit-related products sold. We regularly review the recoverability of DAC, and if the actual emergence of future profitability were to be substantially lower than estimated, we would accelerate DAC amortization to account for any recoverability issues or premium deficiency. We have not historically experienced these issues with our DAC balances.

Products

Our Property and Casualty segment consists of: (i) Personal products, which we market primarily to individuals, represent 61.4% of net premiums written, (ii) Commercial products, which focus primarily on agricultural and other commercial markets, represent 30.4% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, represent 8.2% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Net premiums written
Automobile	$404,807	$416,611	$444,454	$(11,804)	$(27,843)
Homeowner	216,806	208,131	213,513	8,675	(5,382)
Other personal	35,562	36,212	35,691	(650)	521

Total net premiums written	$657,175	$660,954	$693,658	$(3,779)	$(32,704)

Net premiums earned
Automobile	$404,664	$423,265	$463,171	$(18,603)	$(39,906)
Homeowner	209,556	207,048	217,619	2,506	(10,571)
Other personal	35,597	35,738	36,173	(141)	(435)

Total net premiums earned	$649,817	$666,051	$716,963	$(16,238)	$(50,912)

Loss ratio
Automobile	77.9%	77.9%	75.7%	—	2.2
Homeowner	80.0	94.5	102.1	(14.5)	(7.6)
Other personal	55.4	56.2	67.8	(0.8)	(11.6)
Personal line loss ratio	77.4%	81.9%	83.3%	(4.5)	(1.4)
Combined Ratio
Automobile	101.0%	99.4%	96.6%	1.6	2.8
Homeowner	104.9	119.0	125.7	(14.1)	(6.7)
Other personal	77.0	76.6	89.6	0.4	(13.0)
Personal line combined ratio	101.0%	104.3%	105.0%	(3.3)	(0.7)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during 2013 compared to 2012, and 2012 compared to 2011, primarily due to a decline in policies in-force. The loss and combined ratios remained substantially unchanged during 2013 compared to 2012. The loss and combined ratios increased slightly during 2012 compared to 2011 consistent with our expectations.

The combined industry ratios per A.M. Best’s “U.S. Property/Casualty-Review and Preview” for 2013 (estimated), 2012 and 2011 are 100.8%, 102.1%, and 102.0%, respectively.

Homeowners: Net premiums written and earned increased during 2013 compared to 2012 primarily due to increasing premium rates over the time period. The loss and combined ratios decreased during 2013 compared to 2012 due to a decline in both catastrophe and non-catastrophe weather-related losses and improved rate adequacy. Net premiums written and earned decreased during 2012 compared to 2011 primarily due to fewer policies in-force. The decrease in homeowner policies in-force was primarily driven by improved rate adequacy and our catastrophe risk mitigation actions. The loss and combined ratios decreased during 2012 compared to 2011 primarily due to improved catastrophe experience and rate adequacy.

The combined ratios for the industry per A.M. Best for 2013 (estimated), 2012 and 2011 were 94.0%, 103.9%, and 122.1%, respectively.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. The loss and combined ratios remained substantially unchanged during 2013 compared to 2012, and decreased during 2012 compared to 2011. As this is currently the smallest line of business in our Personal Products, minor fluctuations in results can cause greater volatility in these ratios.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Net premiums written
Other commercial	$137,107	$130,103	$126,013	$7,004	$4,090
Agricultural business	107,894	98,026	98,152	9,868	(126)
Automobile	79,875	78,450	82,266	1,425	(3,816)

Total net premiums written	$324,876	$306,579	$306,431	$18,297	$148

Net premiums earned
Other commercial	$128,020	$122,174	$121,420	$5,846	$754
Agricultural business	110,476	104,098	102,946	6,378	1,152
Automobile	78,016	79,478	84,201	(1,462)	(4,723)

Total net premiums earned	$316,512	$305,750	$308,567	$10,762	$(2,817)

Loss ratio
Other commercial	66.6%	66.4%	66.2%	0.2	0.2
Agricultural business	74.9	92.3	118.2	(17.4)	(25.9)
Automobile	66.0	64.6	60.8	1.4	3.8
Commercial line loss ratio	69.4%	74.7%	82.1%	(5.3)	(7.4)
Combined ratio
Other commercial	94.3%	93.9%	94.4%	0.4	(0.5)
Agricultural business	111.5	127.8	155.0	(16.3)	(27.2)
Automobile	89.7	86.8	83.0	2.9	3.8
Commercial line combined ratio	99.1%	103.6%	111.5%	(4.5)	(7.9)

Other Commercial: Net premiums written and earned increased during 2013 compared to 2012, primarily due to rate increases in the workers’ compensation line. In addition, net premiums written and earned increased during 2012 compared to 2011 as a result of premiums assumed from involuntary pools.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during 2013 compared to 2012 primarily as a result of rate increases and an increase in new business writings, offset by a slight decrease in policies in force. Net premiums written were substantially unchanged in 2012 as compared to 2011, and net premiums earned increased during 2012 as compared to 2011, primarily as a result of a decrease in reinsurance reinstatement premiums. The loss and combined ratios decreased for all periods presented, primarily as the result of a reduction in net catastrophe losses, as well as a combination of rate and underwriting actions. The frequency and severity of storms and weather related events continue to cause variability in this line of business.

Commercial Automobile: Net premiums written and earned remained substantially unchanged during 2013 compared to 2012. Net premiums written and earned decreased during 2012 compared to 2011 primarily as a result of lower new business writings in our small commercial business as well as selective underwriting intended to improve risk selection.

The combined industry ratios per A.M. Best for 2013 (estimated), 2012, and 2011 were 104.1%, 106.8%, and 103.4%, respectively.

Credit Products

Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Net premiums written	$87,643	$79,678	$137,356	$7,965	$(57,678)
Net premiums earned	107,931	110,585	118,812	(2,654)	(8,227)
Loss ratio	22.7%	17.6%	19.1%	5.1	(1.5)
Combined ratio	99.3	95.3	90.7	4.0	4.6

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net premiums written increased during 2013 compared to 2012 primarily due to an increase in our Collateral Protection business, while net premiums earned decreased as premiums shifted from Guaranteed Auto Protection (“GAP”) Insurance to GAP Waiver, a lower premium debt protection product. Net premiums written and earned decreased during 2012 compared to 2011. The primary driver for the decrease in premiums was a shift from GAP Insurance to GAP Waiver.

The loss and combined ratios increased during 2013 compared to 2012 primarily due to an increase in claims in our collateral protection business.

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

We retain the first $1.0 million of loss per risk, which will remain the same for 2014. Our catastrophe reinsurance retention covering property and casualty companies in total has been $40.0 million in recent years and will remain the same in 2014. The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2014.

Layer of Loss	Catastrophe Reinsurance Coverage in Force
Less than $10 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate and Stretch & Aggregate coverage described below

$10 million - $40 million

•    95% of earthquake losses outside of California

•    75% of multiple peril losses in each of the following separate regions

Northeast and Mid-Atlantic states

Texas, Oklahoma, and Arkansas

Coastal states from Louisiana to North Carolina

All states excluding hurricane losses in coastal states (covered by previous coverage) with insuring protection from other regional coverage a. through d.

$40 million - $100 million	90% of multiple peril losses covered by Corporate Program(1) (all perils).

$100 million - $200 million	95% of multiple peril losses covered by Corporate Program(1) (all perils).

$300 million - $500 million	100% of multiple peril losses covered by Corporate Program(1) (all perils).

(1)	The Corporate Program covers all non-credit property and casualty business, subject to certain limits, and is not specific to the Company or any of its subsidiaries, or any state or region.

Each per event coverage above includes one automatic reinstatement except for a 15% portion of the Corporate Program (15% of $40 million to $500 million). In 2013, this reinsurance coverage was placed at 95% and included one automatic reinstatement. The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage. The 15% placement of non-reinstateable coverage reduces the amount of reinstatement premium we are obligated to pay.

We purchase a Catastrophe Aggregate reinsurance coverage that provides for $30 million of limit excess of $90 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses below the $10 million retention of the catastrophe program. The Catastrophe Aggregate reinsurance coverage has been placed at 95% for 2014 and does not include a reinstatement.

We also purchased a Stretch & Aggregate coverage which consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection. Qualifying loss to the second layer is $35 million excess of $5 million of aggregated catastrophes losses. Recoveries follow satisfaction of a $45 million annual aggregate deductible. This coverage was placed at 71.43% in 2014.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2014 programs and the coverage each provides are shown in the following table:

	A.M. Best	Percent of Risk Covered
Reinsurer	Rating(1)	Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A	38.8%	46.2%
Swiss Re	A+	8.5	5.7
Tokio Millennium Re Ltd.	A++	—	5.6
Safety National Casualty Corporation	A+	16.2	—
Munich Re America	A+	11.0	—
Hannover Ruckversicherung-Aktiengesellschaft, Germany	A+	9.6	—
Other Reinsurers with no single company with greater than a 5% share		15.9	42.5

Total Reinsurance Coverage		100.0%	100.0%

(1)	A.M.Best rating as of the most current information available February 4, 2014.

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
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
(Amounts in Thousands)
Liability for unpaid losses and loss adjustment expenses, net of reinsurance
(includes loss reserves, IBNR, allocated and unalloc expense)	590,365	678,379	796,267	801,953	809,500	847,860	856,662	887,004	857,840	832,653	816,573
Cumulative paid losses and loss expenses
One year later	256,386	274,810	366,007	296,620	318,943	345,351	308,109	331,196	329,102	314,649
Two years later	377,139	405,748	506,463	453,042	477,958	495,277	467,402	501,444	506,332
Three years later	445,702	479,410	590,644	544,099	569,031	593,384	565,819	621,992
Four years later	479,524	518,986	639,989	593,126	625,925	651,781	637,286
Five years later	498,350	541,626	664,588	623,884	655,613	696,867
Six years later	509,520	552,136	682,171	638,513	688,647
Seven years later	513,968	563,113	688,866	666,814
Eight years later	518,251	567,260	713,247
Nine years later	519,781	588,845
Ten years later	539,649
Liabilites re-estimated
One year later	564,287	638,910	770,238	711,880	766,881	798,588	776,808	818,937	810,263	793,735
Two years later	564,485	617,374	737,341	713,339	733,361	770,900	753,152	809,757	809,969
Three years later	553,163	596,242	739,826	680,899	727,675	766,994	751,538	813,485
Four years later	538,459	596,768	714,981	682,460	727,733	770,441	759,987
Five years later	542,430	585,369	717,474	685,471	735,407	777,939
Six years later	534,286	585,914	720,931	694,268	746,114
Seven years later	534,477	589,384	726,479	708,245
Eight years later	535,429	593,294	743,091
Nine years later	537,875	611,380
Ten years later	556,676
Deficiency(redundancy), net of reinsurance	(33,689)	(66,999)	(53,176)	(93,708)	(63,386)	(69,921)	(96,675)	(73,519)	(47,871)	(38,918)

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013

Net reserve, as initially estimated	590,365	678,379	796,267	801,953	809,500	847,860	856,662	887,004	857,840	832,653	816,573
Reinsurance and other recoverables as initially estimated	52,908	67,698	65,186	62,115	55,951	89,410	46,778	40,552	53,152	52,184	38,959

Gross reserve as initially estimated	643,273	746,077	861,453	864,068	865,451	937,270	903,440	927,556	910,992	884,837	855,532
Net re-estimated reserve	556,676	611,380	743,091	708,245	746,114	777,939	759,987	813,485	809,969	793,735
Re-estimated and other reinsurance recoverables	70,438	71,372	485,088	89,030	74,790	110,489	44,946	38,768	48,177	61,042
Gross re-estimated reserve	627,114	682,752	1,228,179	797,275	820,904	888,428	804,933	852,253	858,146	854,777
Deficiency(redundancy), gross of reinsurance	(16,159)	(63,325)	366,726	(66,793)	(44,547)	(48,842)	(98,507)	(75,303)	(52,846)	(30,060)

While we believe that our claims reserves at December 31, 2013 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2013 and claims expected to arise from unexpired periods of risk is uncertain. There are many other factors that would cause our losses to increase or decrease, which include but are not limited to: changes in claim severity; changes in the expected level of reported claims; judicial action changing the scope or liability of coverage; changes in the regulatory, social and economic environment; and unexpected changes in loss inflation. The deficiency or redundancy for different reporting dates is cumulative and should not be added together.

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

For 2013, the net favorable prior year claims and CAE development was $38.9 million, compared to approximately $47.6 million of net favorable prior year development in 2012, as a result of better than expected paid and incurred loss emergence across several lines of business.

The current year loss ratio is a blend of the current accident year loss ratio and the impact of favorable or adverse development on prior accident years during the current calendar year. Excluding the 3.6 point impact of favorable prior year loss development for accident years 2012 and prior, the 2013 loss ratio would have been 73.1%. Excluding the 4.4 point impact of favorable prior year loss development for accident years 2011 and prior, the 2012 loss ratio would have been 77.7%.

Net favorable reserve development during 2013 and 2012 was primarily driven by personal and commercial auto and commercial liability lines. Net and gross reserve calculations have shown favorable development as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses. For additional information regarding claims and CAE, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Premiums and other revenues
Net investment income	$75,565	$64,944	$66,699	$10,621	$(1,755)
Realized investments gains, net	119,553	68,208	90,866	51,345	(22,658)
Other Income	9,860	5,905	2,980	3,955	2,925

Total premiums and other revenues	204,978	139,057	160,545	65,921	(21,488)

Benefits, losses and expenses
Commissions	223	—	—	223	—
Other operating expenses	57,122	61,535	45,021	(4,413)	16,514

Total benefits, losses and expenses	57,345	61,535	45,021	(4,190)	16,514

Income before other items and federal income taxes	$147,633	$77,522	$115,524	$70,111	$(38,002)

Earnings increased during 2013 compared to 2012 primarily due to increases in realized gains and net investment income. The increase in realized gains was driven by sales of investment real estate properties as well as a reduction in other-than-temporary impairments related to investment securities. Earnings decreased during 2012 compared to 2011 due to the lower realized gains, primarily as a result of the $22.5 million other-than-temporary impairments related to investment securities. In addition, other operating expenses increased during the same period as a result of share-based compensation costs under the stock and incentive plan and an increase in allocated costs to this segment during 2012.

The Corporate and Other business segment recorded other-than-temporary impairments of $4.6 million, $22.5 million, and $9.5 million in 2013, 2012 and 2011, respectively, which are included in “Realized investments gains, net.”

Investments

We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio. Our investment operations are regulated primarily by the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including the setting investment policies and defining acceptable risk levels, are subject to review and approval by our Board of Directors, which is assisted by our Finance Committee and Management Risk Committee.

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

We invest in commercial mortgage loans when the yield and credit risk compare favorably with fixed maturity securities. Individual residential mortgage loans including sub-prime or Alt A mortgage loans have not been and are not expected to be part of our investment portfolio. We invest in real estate and equity securities based on a risk and reward analysis where we believe there are opportunities for enhanced returns.

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$8,491,347	43.8	$9,009,282	46.8
Bonds available-for-sale, at fair value	4,599,673	23.7	4,665,576	24.3
Equity securities, at fair value	1,410,608	7.3	1,075,439	5.6
Mortgage loans on real estate, net of allowance	3,299,242	17.0	3,143,011	16.2
Policy loans	397,407	2.0	395,333	2.1
Investment real estate, net of accumulated depreciation	507,142	2.6	511,233	2.7
Short-term investments	495,386	2.6	313,086	1.6
Other invested assets	201,442	1.0	125,104	0.7

Total investments	$19,402,247	100.0	$19,238,064	100.0

The increase in our total investments at December 31, 2013 as compared to 2012 was primarily a result of an increase in equity securities, due to market appreciation, as well as increases in short-term investments and mortgage loans. These increases were partially offset by decreases in bonds due to maturities.

Each component of our invested assets and its related revenues are described further in the Notes to the Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2013, our fixed maturity securities had an estimated fair value of $13.4 billion, which was $0.5 billion, or 3.7%, above amortized cost. At December 31, 2012, our fixed maturity securities had an estimated fair value of $14.5 billion, which was $1.2 billion, or 8.9%, above amortized cost. Fixed maturity securities’ estimated fair value, due in one year or less, decreased to $1.1 billion as of December 31, 2013 from $1.7 million as of December 31, 2012, primarily as a result of maturities.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	December 31, 2013			December 31, 2012
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$621,527	649,161	4.9	$731,004	796,658	5.5
AA	1,472,221	1,511,517	11.3	1,412,669	1,536,119	10.6
A	5,260,435	5,466,136	40.7	5,044,344	5,549,050	38.2
BBB	5,094,589	5,272,246	39.2	5,538,870	6,004,743	41.4
BB and below	498,966	523,681	3.9	598,862	619,757	4.3

Total	$12,947,738	$13,422,741	100.0	$13,325,749	$14,506,327	100.0

We expect the exposure to below investment grade securities to decrease as these bonds approach maturity. We do not own direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal or Spain.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 5.2% and 5.5% at December 31, 2013 and 2012, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—Our equity portfolio is in companies publicly traded on a national U.S. stock exchange; the cost and estimated fair value of the equity securities are as follows (in thousands):

		Unrealized	Unrealized		% of Fair
	Cost	Gains	Losses	Fair Value	Value
December 31, 2013
Common stock	$717,390	$653,967	$(2,362)	$1,368,995	97.0
Preferred stock	23,690	18,301	(378)	41,613	3.0

Total	$741,080	$672,268	$(2,740)	$1,410,608	100.0

December 31, 2012
Common stock	$660,889	$383,634	$(6,739)	$1,037,784	96.5
Preferred stock	27,690	9,995	(30)	37,655	3.5

Total	$688,579	$393,629	$(6,769)	$1,075,439	100.0

Investment Real Estate—We invest in commercial real estate where positive cash flows and/or appreciation in value is expected. Real estate may be owned directly by our insurance companies or non-insurance affiliates or indirectly in joint ventures with real estate developers or investors we determine share our perspective regarding risk and return relationships. The carrying value of real estate is stated at cost, less accumulated depreciation and valuation allowances, if any. Depreciation is provided over the estimated useful lives of the properties.

Short-Term Investments—Short-term investments are primarily commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of December 31, 2013, we had $397.4 million in policy loans with a loan to surrender value of 67.9%, and at December 31, 2012, we had $395.3 million in policy loans with a loan to surrender value of 59.5%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Realized Gains (Losses)

Net investment income increased $31.4 million and $17.2 million during 2013 and 2012, respectively, primarily due to increases in net investment income from options and mortgage loans. Net investment income from options increased $64.4 million during 2013 and $21.7 million during 2012 primarily due to increases in the underlying equity markets. Net investment income from mortgage loans increased $16.7 million and $7.0 million during 2013 and 2012, respectively, primarily due to increases in mortgage loan investments. These increases were offset by a decrease in net investment income from bonds as bonds with lower interest yields made up a larger percentage of our portfolio as older bonds, which were purchased when interest rates were higher, matured.

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

Realized gains increased $33.4 million during 2013 compared to 2012 primarily as a result of realized gains on sales of investment real estate. Realized gains decreased $9.6 million during 2012 compared to 2011 primarily due to a decrease in realized gains from sales of equity securities. Other-than-temporary impairment on investment securities decreased $17.9 million during 2013 compared to 2012 and increased $13.0 million during 2012 compared to 2011 primarily due to the $12.7 million bond impairment during 2012.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at December 31, 2013 and 2012 were $812.8 and $736.0 million, respectively. Unrealized gains or losses on available-for-sale securities have no impact on earnings. Rather, they are recognized as other comprehensive income or loss, which directly impacts equity. The gross unrealized gains of available-for-sale securities increased $127.1 million to $884.5 million during 2013 primarily resulting from increases in the value of equity securities. The gross unrealized losses of available-for-sale securities increased to $71.6 million from $21.4 million. The increase in gross unrealized losses during 2013 is primarily attributable to corporate debt securities and the impact changes in interest rates have on fixed income securities.

The gross unrealized gains of held-to-maturity securities decreased $387.7 million to $451.8 million and gross unrealized losses increased from $8.0 million in 2012 to $120.1 million in 2013, which was primarily attributable to corporate debt securities and the impact changes in interest rates have on fixed income securities.

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

Changes in interest rates during 2013 and market expectations for potentially higher rates through 2014 will likely lead to increases in the volume of annuity contracts, which may be partially offset by increases in surrenders. Freezing our defined benefit pension plans will lessen the impact of changes in interest rates on our contributions to these plans and future contributions to our defined benefit plans may be smaller than historical contributions. A portion of the contributions will be used for the employer matching contributions to defined contribution retirement plans, which will provide employees with the potential to accumulate assets for retirement. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs, which would have a significant impact to cash flows from operations. Additionally, we have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. No unusually large capital expenditures are expected in the next 12-24 months.

To ensure we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities including equity securities is sufficient to meet future liquidity needs as necessary.

Our cash and cash equivalents and short-term investment position was $613.3 million compared to $616.1 million at December 31, 2013 and 2012, respectively. The slight decrease relates primarily to a reduction in cash and cash equivalents.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. See Item 1A, Risk Factors, for additional details.

Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	December 31,
	2013	2012	2011
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,776,862	$3,585,826	$3,477,888
AOCI	413,712	242,010	159,403

Total American National stockholders’ equity	$4,190,574	$3,827,836	$3,637,291

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. During 2012, one real estate joint venture, which the company consolidates, borrowed $100.0 million from a third party using the real estate owned by the joint venture as collateral. The debt service on the ten year loan is intended to be met by the earnings and cash flow of the joint venture. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $12.8 million and $18.1 million at December 31, 2013 and 2012, respectively.

The changes in our capital resources are summarized below (in thousands):

	December 31,
	2013	2012
Net income	$268,372	$191,041
Increase in net unrealized gains	87,095	96,005
Defined benefit pension plan adjustment	85,119	(13,518)
Dividends to shareholders	(82,831)	(82,660)
Other	4,984	(323)

Total	$362,739	$190,545

During 2013, our capital resources increased substantially compared to 2012 primarily due to higher earnings, increases in unrealized gains from our equity investment portfolio partially offset by lower unrealized gains from the effect of interest rates on our fixed income investments and the defined benefit pension plan adjustment. The pension plan adjustment is attributable to a lower liability measurement due to increases in the discount rate and plan amendments.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is a measure of an insurer’s solvency calculated using formulas and instructions from the NAIC. State laws specify regulatory actions if an insurer’s ratio of statutory capital and surplus to RBC, falls below certain levels. The RBC formula for life companies establishes capital requirements for asset, interest rate, market, insurance and business risks. The RBC formula for property and casualty companies establishes capital requirements for asset and underwriting risks including reserve risk.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2013, the levels of our and our insurance subsidiaries’ capital and surplus exceeded the minimum RBC requirements.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Life insurance obligations(1)	$5,358,661	$(14,075)	$83,452	$229,893	$5,059,391
Annuity obligations(1)	12,711,124	1,675,625	3,692,491	2,238,879	5,104,129
Property and casualty insurance obligations(2)	856,072	388,262	317,198	106,516	44,096
Accident and health insurance obligations(3)	274,256	156,807	36,693	18,559	62,197
Purchase obligations
Commitments to purchase and fund investments	68,437	49,961	18,320	78	78
Mortgage loan commitments	445,336	359,056	86,280	—	—
Operating leases	1,471	513	724	181	53
Defined benefit pension plans(4)	126,039	10,249	23,297	19,506	72,987
Notes payable(5)	113,849	3,199	9,375		101,275

Total	$19,955,245	$2,629,597	$4,267,830	$2,613,612	$10,444,206

(1)	Life and annuity obligations include undiscounted estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and annuity contracts. All amounts are gross of any reinsurance recoverable. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in the liability for future policy benefits and policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included in the table since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year and are presented in the less than one-year category. All estimated cash payments are net of estimated future premiums on policies currently in-force net of future policyholder dividends payable. The participating policyholder share obligation included in other policyholder funds and the timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.
(2)	Includes case reserves for reported claims and reserves for IBNR with the timing of future payments based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.
(3)	Reflects estimated future claim payments for claims incurred based on mortality and morbidity assumptions that are consistent with historical claims experience. These are not discounted with interest and will exceed the liabilities recorded in reserves for future claim payment, which are discounted with interest. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Effective December 31, 2013, amounts are presented before reinsurance as management believes this provides a better representation of the Company’s cash requirements.
(4)	Estimated payments through continuing operations for pension benefit obligations for the non-qualified defined benefit pension plan. A liability has been established for the full amount of benefits accrued.
(5)	The estimated payments due by period for notes payable reflect the contractual maturities of principal for amounts borrowed by real estate joint ventures and collateralized by real-estate owned by the respective entity. American National’s liability is limited to its investment in the respective joint venture. See Note 6, Investment Real Estate, of the Notes to the Consolidated Financial Statements for additional details.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to third-party marketing operation bank loans as discussed in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any loss related to these arrangements.

Related-Party Transactions

We have various agency, consulting and service arrangements with individuals and corporations considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The amounts involved, both individually and in the aggregate, with these arrangements are not material to any segment or to our overall operations. For additional details see Note 20, Related Party Transactions, of the Notes to the Consolidated Financial Statements.

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

We have a generally conservative management profile and emphasize prudent risk management throughout all our operations. Our enterprise risk management procedures help us to identify, prioritize and manage various risks including market risk. Under the leadership of our Board of Directors and Corporate Risk Officer, we have instituted a framework based on the principles of enterprise risk management to provide reasonable assurance regarding the achievement of our strategic objectives. Related activities include:

•	identifying potential risks and events that may affect us;

•	managing risks within our risk profile;

•	escalation of risks and disclosure of any risk limit breaches along with the correction method if appropriate;

•	tracking actual risk levels against predetermined thresholds; and

•	monitoring of capital adequacy.

We expect ongoing enterprise risk management efforts will expand the management tools used to ensure an efficient allocation of capital and enhance the measurement of possible diversification benefits across business segments and risk classes.

A key component of our risk management program is our ALM Committee. The ALM Committee monitors the level of our risk exposure in managing our assets and liabilities to attain the desired risk-return profile for our diverse mix of assets and liabilities and their resultant cash flows. This process includes maintaining adequate reserves, monitoring claims and surrender experience, managing interest rate spreads, evaluation of alternate investment strategies and protecting against disintermediation risk for life insurance and annuity products.

As a part of the ALM process, we establish target asset portfolios for each major line of business, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these ALM strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our ALM goals and objectives. Our Finance Committee also reviews the risks associated with evaluation of alternate investment strategies and the specific investments made to support our lines of business and for consistency with our overall investment strategy.

Interest Rate Risk

Interest rate risk is the risk that the value of our interest sensitive assets or liabilities will change with changes in market interest rates. The fair market value of fixed maturity securities is inversely related to changes in market interest rates. As interest rates fall, the cash flow from the interest coupon and dividend streams of existing fixed rate investments become more valuable as market values of fixed maturity securities rise. As interest rates rise, the inverse occurs and the market value of fixed maturity securities falls.

The carrying values of our investment in fixed maturity securities, which comprise 67.5% of our portfolio, are summarized below (in thousands):

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Bonds held-to-maturity	$8,491,347	64.9	$9,009,282	65.9
Bonds available-for-sale	4,599,673	35.1	4,665,576	34.1
Net unrealized gains on available-for-sale bonds	143,282	3.1	349,109	7.5

The decrease in the unrealized gain on available-for-sale bonds was primarily the result of the change in the mix of our bond portfolio as bonds purchased with higher interest rates matured and were replaced with bonds with lower rates. Information regarding our unrealized gains or losses is disclosed in Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources section of the MD&A.

Our mortgage loans also have interest rate risk. As of December 31, 2013, these mortgage loans have fixed rates ranging from 4.3% to 10.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.

Rising interest rates can cause increases in policy loans associated with life insurance policies and surrenders relating to life insurance or annuities. Policyholders may move their assets into new products offering higher rates if there were sudden or significant changes in interest rates. Our life insurance and annuity product designs reduce the financial impact of early surrenders through the use of restriction on withdrawal, surrender charges and market value adjustment features. ALM guidelines, including duration targets and asset allocation tolerances, help ensure this risk is managed within the constraints of established profitability criteria. Consistent monitoring of and periodic changes to our product pricing help us to better match the duration of assets and liabilities. We may have to sell assets earlier than anticipated to pay for these withdrawals.

Falling interest rates can have an adverse impact on our investment products, such as our fixed deferred annuity business. We aim to manage interest margin, which is the difference between yields on investments supporting our liabilities and amounts credited to policyholder account balances. As investment portfolio yields decline, we can reduce crediting rates on products, to a limit defined by contractual minimum guarantees. Due to these contractual minimums, declines in interest rates can ultimately impact the profitability of this business. As of December 31, 2013, of our $9.0 billion deferred annuities, $108.0 million have guaranteed minimum rates greater than or equal to 3.5% with no guarantees greater than 4.5%.

The profitability of some of our products could be adversely affected by declining or persistently low interest rates. Assuming investment yields remain at 2013 levels, the impact of investing in that lower interest rate environment could reduce investment spreads by $1.0 million in 2014, $4.0 million in 2015 and $9.0 million in 2016. In projecting this impact, we modeled projected crediting rates, considering interest spread targets and crediting rate floors.

Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase/(Decrease) in Market Value Given an Interest rate
	Increase/(Decrease) of X Basis Points
	(100)	(50)	50	100
December 31, 2013	$650,684	$321,498	$(311,440)	$(614,049)
December 31, 2012	620,682	306,906	(301,394)	(597,679)

These calculations hold all other variables influencing the values of fixed maturity securities constant and would not fully reflect any prepayment to the portfolio, changes in corporate spreads or non-parallel changes in interest rates for different maturities or credit quality. Actual results may differ materially from these amounts due to the assumptions and estimates used in calculating the scenarios.

Credit Risk

We are exposed to credit risk, which is the uncertainty that a counterparty will honor its obligation under the terms of a security, loan or contract including reinsurance agreements. To help manage credit risk, we have an Investment Plan approved by our Board of Directors. This plan provides issuer and geographic concentration limits, investment size limits and other applicable parameters such as mortgage loan-to-value guidelines. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review by our Finance Committee and Management Risk Committee.

We are also exposed to the risk created by changes in market prices and cash flows associated with fluctuations in the credit spread or the market’s perception of the relative risk and reward to hold fixed maturity securities of borrowers with different credit characteristics or credit ratings. Credit spread widening will reduce the fair value of our existing investment portfolio and will increase investment income on new purchases. Credit spread tightening would have the opposite effect. Information regarding the credit quality of our fixed maturity securities can be found in the Investments section of the MD&A.

We are subject to credit risk associated with our reinsurance agreements. While we believe our reinsurers are reputable and have the financial strength to meet their obligations to us, reinsurance does not eliminate our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure. We regularly monitor the financial strength of our reinsurers and the levels of concentration to individual reinsurers to verify they meet established thresholds.

Equity Risk

Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. At December 31, 2013, we held approximately $1.4 billion of equity investments, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We mitigate our equity risk by diversification of the investment portfolio.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, effective January 1, 2012, and applied the retrospective method of adoption to all period periods presented in the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited American National Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American National Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of American National Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 28, 2014

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except for share and per share data)

	December 31,
	2013	2012
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $8,823,068 and $9,840,751)	$8,491,347	$9,009,282
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,456,391 and $4,316,467)	4,599,673	4,665,576
Equity securities, at fair value (Cost $741,080 and $688,579)	1,410,608	1,075,439
Mortgage loans on real estate, net of allowance	3,299,242	3,143,011
Policy loans	397,407	395,333
Investment real estate, net of accumulated depreciation of $211,575 and $223,462	507,142	511,233
Short-term investments	495,386	313,086
Other invested assets	201,442	125,104

Total investments	19,402,247	19,238,064

Cash and cash equivalents	117,946	303,008
Investments in unconsolidated affiliates	341,012	248,425
Accrued investment income	194,830	207,314
Reinsurance recoverables	414,743	418,743
Prepaid reinsurance premiums	57,869	56,826
Premiums due and other receivables	279,929	283,446
Deferred policy acquisition costs	1,277,733	1,247,675
Property and equipment, net	107,070	92,695
Current tax receivable	18,507	14,578
Other assets	142,043	154,911
Separate account assets	970,954	841,389

Total assets	$23,324,883	$23,107,074

LIABILITIES
Future policy benefits
Life	$2,677,213	$2,650,822
Annuity	903,437	811,192
Accident and health	71,941	69,962
Policyholders’ account balances	11,181,650	11,555,201
Policy and contract claims	1,297,646	1,340,366
Unearned premium reserve	739,878	757,532
Other policyholder funds	326,885	288,391
Liability for retirement benefits	160,853	265,317
Notes payable	113,849	163,384
Deferred tax liabilities, net	220,428	92,150
Other liabilities	456,818	432,041
Separate account liabilities	970,954	841,389

Total liabilities	19,121,552	19,267,747

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value,—Authorized 50,000,000 Issued 30,832,449 and 30,832,449, Outstanding 26,895,188 and 26,836,664 shares	30,832	30,832
Additional paid-in capital	4,650	—
Accumulated other comprehensive income	413,712	242,010
Retained earnings	3,838,821	3,653,280
Treasury stock, at cost	(97,441)	(98,286)

Total American National stockholders’ equity	4,190,574	3,827,836
Noncontrolling interest	12,757	11,491

Total stockholders’ equity	4,203,331	3,839,327

Total liabilities and stockholders’ equity	$23,324,883	$23,107,074

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Years ended December 31,
	2013	2012	2011
PREMIUMS AND OTHER REVENUE
Premiums
Life	$293,173	$281,621	$277,724
Annuity	155,162	116,393	94,753
Accident and health	212,931	223,773	231,793
Property and casualty	1,074,260	1,082,386	1,144,342
Other policy revenues	210,224	198,401	189,494
Net investment income	1,016,810	985,398	968,165
Realized investment gains (losses)	124,144	90,725	100,369
Other-than-temporary impairments	(4,591)	(22,517)	(9,503)
Other income	37,097	30,880	25,890

Total premiums and other revenues	3,119,210	2,987,060	3,023,027

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	345,566	340,003	344,328
Annuity	193,840	156,619	135,735
Claims incurred
Accident and health	139,762	155,825	159,289
Property and casualty	746,636	793,281	873,208
Interest credited to policyholders’ account balances	426,102	416,015	405,083
Commissions for acquiring and servicing policies	371,948	364,911	430,310
Other operating expenses	503,051	455,746	461,906
Change in deferred policy acquisition costs	29,835	32,915	(38,262)

Total benefits, losses and expenses	2,756,740	2,715,315	2,771,597

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	362,470	271,745	251,430

Less: Provision (benefit) for federal income taxes
Current	64,928	52,135	46,712
Deferred	34,713	23,447	13,266

Total provision (benefit) for federal income taxes	99,641	75,582	59,978
Equity in earnings (losses) of unconsolidated affiliates, net of tax	9,476	(3,905)	351

Net income (loss)	272,305	192,258	191,803
Less: Net income (loss) attributable to noncontrolling interest, net of tax	3,933	1,217	1,038

Net income (loss) attributable to American National	$268,372	$191,041	$190,765

Amounts available to American National common stockholders
Earnings per share
Basic	$10.02	$7.15	$7.18
Diluted	9.97	7.11	7.14
Cash dividends to common stockholders	3.08	3.08	3.08
Weighted average common shares outstanding	26,791,900	26,714,865	26,559,886
Weighted average common shares outstanding and dilutive potential common shares	26,914,591	26,863,674	26,713,218

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2013	2012	2011
Net income (loss)	$272,305	$192,258	$191,803

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	87,095	96,005	(16,256)
Foreign currency transaction and translation adjustments	(512)	120	(205)
Defined pension benefit plan adjustment	85,119	(13,518)	(49,952)

Other comprehensive income (loss), net of tax	171,702	82,607	(66,413)

Total comprehensive income (loss)	444,007	274,865	125,390
Less: Comprehensive income (loss) attributable to noncontrolling interest	3,933	1,217	1,038

Total comprehensive income (loss) attributable to American National	$440,074	$273,648	$124,352

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for per share data)

	Years ended December 31,
	2013	2012	2011
Common Stock
Balance at beginning and end of the period	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	—	—	15,190
Reissuance of treasury shares	3,025	(204)	(4)
Income tax effect from restricted stock arrangement	80	(747)	(14)
Modification of restricted stock	—	(7,327)	—
Amortization of restricted stock	1,545	10,170	4,561
Purchase of ownership interest from noncontrolling interest	—	(1,892)	(19,733)

Balance at end of period	4,650	—	—

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	242,010	159,403	225,816
Other comprehensive income (loss)	171,702	82,607	(66,413)

Balance at end of the period	413,712	242,010	159,403

Retained Earnings
Balance as of January 1,	3,653,280	3,545,546	3,440,716
Net income (loss) attributable to American National	268,372	191,041	190,765
Cash dividends to common stockholders	(82,831)	(82,660)	(82,609)
Purchase of ownership interest from noncontrolling interest	—	—	(3,326)
Modification of restricted stock	—	(647)	—

Balance at end of the period	3,838,821	3,653,280	3,545,546

Treasury Stock
Balance as of January 1,	(98,286)	(98,490)	(98,494)
Reissuance of treasury shares	845	204	4

Balance at end of the period	(97,441)	(98,286)	(98,490)

Noncontrolling Interest
Balance as of January 1,	11,491	12,947	4,042
Contributions	483	16	88
Distributions	(3,150)	(2,988)	(3,280)
Gain (loss) attributable to noncontrolling interest	3,933	1,217	1,038
Purchase of ownership interest from noncontrolling interest	—	299	11,059

Balance at end of the period	12,757	11,491	12,947

Total Stockholders’ Equity	$4,203,331	$3,839,327	$3,650,238

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$272,305	$192,258	$191,803
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Realized investment (gains) losses	(124,144)	(90,725)	(100,369)
Other-than-temporary impairments	4,591	22,517	9,503
Accretion (amortization) of discounts, premiums and loan origination fees	6,052	(1,528)	5,010
Net capitalized interest on policy loans and mortgage loans	(28,060)	(27,058)	(30,517)
Depreciation	31,176	36,573	40,407
Interest credited to policyholders’ account balances	426,102	416,015	405,083
Charges to policyholders’ account balances	(210,224)	(198,401)	(189,494)
Deferred federal income tax (benefit) expense	34,713	23,447	13,266
Equity in (earnings) losses of unconsolidated affiliates	(9,476)	3,905	(351)
Distributions from equity method investments	20,718	15,259	24,399
Changes in
Policyholder liabilities	96,435	62,272	134,966
Deferred policy acquisition costs	29,835	32,915	(38,262)
Reinsurance recoverables	4,000	(13,710)	(49,845)
Premiums due and other receivables	3,517	(5,008)	7,153
Prepaid reinsurance premiums	(1,043)	11,959	6,757
Accrued investment income	12,484	6,670	(12,698)
Current tax receivable/payable	(3,929)	2,572	(8,571)
Liability for retirement benefits	8,763	(13,082)	(6,700)
Other, net	(28,707)	(109)	37,968

Net cash provided by (used in) operating activities	545,108	476,741	439,508

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	1,619,721	1,361,673	811,674
Available-for-sale securities	914,813	647,389	557,559
Investment real estate	84,371	—	91,679
Mortgage loans	758,677	401,439	416,224
Policy loans	58,460	57,779	53,999
Other invested assets	13,975	43,874	39,539
Disposals of property and equipment	553	1,530	1,422
Distributions from unconsolidated affiliates	25,055	51,507	4,947
Payment for the purchase/origination of Held-to-maturity securities	(1,087,447)	(1,151,656)	(1,547,318)
Available-for-sale securities	(1,057,004)	(731,875)	(705,990)
Investment real estate	(45,345)	(30,450)	(23,838)
Mortgage loans	(914,740)	(655,341)	(665,183)
Policy loans	(26,623)	(38,067)	(43,671)
Other invested assets	(18,443)	(45,181)	(40,216)
Additions to property and equipment	(25,583)	(30,838)	(17,588)
Contributions to unconsolidated affiliates	(122,512)	(48,961)	(78,251)
Change in short-term investments	(182,300)	32,244	140,876
Other, net	(1,336)	10,156	22,393

Net cash provided by (used in) investing activities	(5,708)	(124,778)	(981,743)

FINANCING ACTIVITIES
Policyholders’ account deposits	895,227	1,127,962	2,020,422
Policyholders’ account withdrawals	(1,484,656)	(1,297,889)	(1,375,283)
Change in notes payable	(49,535)	104,490	(1,246)
Dividends to stockholders	(82,831)	(82,660)	(82,609)
Proceeds from (payments to) noncontrolling interest	(2,667)	(2,972)	(18,384)

Net cash provided by (used in) financing activities	(724,462)	(151,069)	542,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(185,062)	200,894	665
Beginning of the period	303,008	102,114	101,449

End of period	$117,946	$303,008	$102,114

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

American National Insurance Company and its consolidated subsidiaries (collectively “American National”) offer a broad spectrum of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in 50 states, the District of Columbia, Puerto Rico, Guam and American Samoa.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and are reported in U.S. currency. American National consolidates entities that are wholly-owned and those in which American National owns less than 100% but controls, as well as variable interest entities in which American National is the primary beneficiary. Intercompany balances and transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to current year presentation.

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

Each mortgage loan is evaluated quarterly and placed in a watchlist if events occur or circumstances exist that could indicate that American National will be unable to collect all amounts due according to the contractual terms. Additionally, loans with estimated collateral value less than their balance and loans with characteristics indicative of higher than normal credit risks are reviewed quarterly. All loans in the watchlist are analyzed individually for impairment. If a loan is concluded to be fully collectible, no loss allowance is recorded. Loans are considered impaired when, based upon current information and events, it is probable that all amounts due under the contractual terms of the loan will be uncollectible. A specific allowance for loan losses is established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, or (ii) the estimated fair value of the underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent. Allowances are also established on groups of loans with similar characteristics, such as property types, if based on experience, it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. The allowance is reviewed quarterly to determine if it is adequate, or if a recovery of the asset is assured and the allowance can be reduced.

Management believes the recorded allowance is adequate and is the best estimate of probable loan losses, including losses incurred at the reporting date but not identified by a specific loan. Management’s quarterly evaluation of the allowance is based on historical loan loss experience, known and inherent risks in the portfolio, adverse situations affecting the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Loans are charged off as uncollectible only when the loan is forgiven by a legal agreement. Prior to charging off a loan, an allowance is recorded based on the estimated recoverable amount. Upon forgiveness, both the allowance and the loan balance are reduced which results in no further gain or loss.

Policy loans are carried at cost, which approximates fair value.

Investment real estate including related improvements, are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 15 to 50 years). Rental income is recognized on a straight-line basis over the term of the respective lease. American National classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs, and is not depreciated while it is classified as held-for-sale. American National periodically reviews its investment real estate for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in “Realized investment gains (losses)” in the consolidated statements of operations. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks as well as other appraisal methods. Real estate acquired upon foreclosure is recorded at the lower of its cost, or its estimated fair value at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests—American National uses the equity method of accounting for its investments in real estate joint ventures and other limited partnership interests in which it has more than a minor interest or influence over the investee’s operations, but it does not have a controlling interest and is not the primary beneficiary. These investments are reported as “Investments in unconsolidated affiliates” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a lag methodology of one to three months for all instances where timely financial information is not available and the contractual right does not exist to receive such financial information. In addition to the investees’ regular impairment analysis of its underlying investments, American National routinely evaluates its investments in those investees for impairments. American National considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, American National recognizes its share within “Equity in earnings (losses) of unconsolidated affiliates” to record the investment at its fair value. When an impairment results from American National’s separate analysis, an adjustment is made through “Realized investment gains (losses)” to record the investment at its fair value.

Short-term investments comprised of commercial paper, are carried at amortized cost, which approximates fair value.

Other invested assets comprised primarily of tax credit partnerships, CAPCO investments and mineral rights, are carried at cost, less allowance for depletion, where applicable. Other invested assets also include equity-indexed options which are carried at fair value. Impairments for other invested assets are considered on an individual basis.

Impairments—American National evaluates all fixed maturity securities with unrealized losses on a quarterly basis to determine if the creditworthiness of any of those securities has deteriorated to a point where its carrying value will not be realized at maturity. For fixed maturity securities where management believes that the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded. At December 31, 2013, the unrealized losses on fixed maturity securities that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to these securities at December 31, 2013.

For all fixed maturity securities in unrealized loss positions which American National does not intend to sell and for which it is not more-likely-than-not that it will be required to sell before its anticipated recovery, American National assesses whether the amortized cost basis of securities will be recovered by comparing the net present value of the expected cash flows from those securities with its amortized cost basis. Management estimates the expected cash flows using historical experience information as well as market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectibility of a security. The net present value of the expected cash flows from fixed maturity securities is calculated by discounting management’s best estimate of expected cash flows from those securities at the effective interest rate implicit in the fixed maturity security when acquired. If the net present value of the expected cash flows is less than the amortized cost of the fixed maturity securities, an OTTI has occurred in the form of a credit loss. The credit loss is recognized in earnings in the amount of excess amortized cost over the net present value of the expected cash flows from the fixed maturity securities. If the fair value of the fixed maturity securities is less than the net present value of its expected cash flows at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) for the difference between the fair value and the net present value of the expected cash flows.

After the recognition of an OTTI, fixed maturity securities are accounted for as if they had been purchased on the OTTI measurement date, with a cost basis equal to their previous amortized cost less the related OTTI losses recognized in earnings. The new cost basis of an other-than-temporarily impaired security is not adjusted for subsequent increases in estimated fair value. Should there be a significant increase in the estimate of cash flows expected to be collected from previously impaired fixed maturity securities, the increase would be accounted for prospectively by accreting it as interest income over its remaining life.

American National evaluates all equity securities in unrealized loss positions on a quarterly basis and recognizes an OTTI loss on those where a market price recovery is not expected in a reasonable period of time. All equity securities with unrealized losses are also evaluated for credit quality. OTTI is recognized if management believes the carrying value of securities will not be realized, regardless of the length of time that they have had an unrealized loss.

Derivative instruments are purchased as hedges of a recognized asset or liability, and are recorded on the consolidated statements of financial position at fair value. The change in fair value of derivative assets and liabilities is reported in the consolidated statements of operations as “Net investment income” and “Interest credited to policyholder account balances,” respectively. American National does not apply hedge accounting treatment to its derivative instruments. Derivative instruments held at December 31, 2013 and 2012 were immaterial to the consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash on-hand and in banks plus amounts invested in money market funds and are reported as “Cash and cash equivalents” in the consolidated statements of financial position.

Property and equipment

These assets consist of buildings occupied by American National, data processing equipment, and furniture and equipment, which are carried at cost, less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets (3 to 50 years).

Insurance specific assets and liabilities

Deferred policy acquisition costs (“DAC”) are the capitalized costs related directly to the successful acquisition of new or renewal insurance contracts. Significant costs are incurred to acquire insurance and annuity contracts, including commissions and certain underwriting, policy issuance and processing expenses.

DAC on traditional life and health products is amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue expected to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity and withdrawal assumptions used in computing liabilities for future policy benefits. DAC is reduced by a provision for possible inflation of maintenance and settlement expenses determined by means of grading interest rates.

DAC on universal life, limited-pay and investment-type contracts is amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect of the realization of unrealized gains (losses) on DAC is recognized within AOCI in the consolidated statements of financial position as of the reporting date. A change in interest rates could have a significant impact on DAC calculated for these contracts.

DAC associated with property and casualty business is amortized over the coverage period of the related policies, in relation to premium revenue.

For short-duration and long-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in assessing the recoverability of DAC for short-duration contracts.

Liabilities for future policy benefits for traditional products have been provided on a net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time policies were issued. Estimates used are based on historical experience, adjusted for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from existing assumptions, the estimates are revised for current and future issues.

Policyholders’ account balances represent the contract value that has accrued to the benefit of the policyholders related to universal-life, limited-pay and investments-type contracts. These are generally equal to the accumulated deposits, plus interest credited, reduced by withdrawals, payouts, and accumulated policyholder assessments.

Reserves for claims and claim adjustment expenses (“CAE”) are established to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and incurred but not reported (“IBNR”) claim reserves. Case reserves include the liability for reported but unpaid claims. IBNR reserves include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future, as well as incurred but not reported claims. These reserves also include an estimate of the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

Reinsurance—Reinsurance recoverables are estimated amounts due to American National from reinsurers related to paid and unpaid ceded claims and CAE and are presented net of a reserve for non-recoverability. Recoveries on our gross ultimate losses are generally determined by a review of individual large claims as well as by estimating the ceded portion of IBNR using assumed distribution of loss by percentage retained. The most significant assumption used is the average size of the individual losses for those claims that have occurred but have not yet been recorded. The ultimate amount of the reinsurance ceded recoverable is unknown until all losses are settled.

Premiums, benefits, claims incurred and expenses

Traditional ordinary life and health—Life and accident and health premiums are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the term of the insurance contracts.

Annuities—Premiums received on limited-pay and supplemental annuity contracts involving a significant life contingency are recognized as revenue when due. Deferred annuity premiums are recorded as deposits rather than recognized as revenue. Revenues from deferred annuity contracts are principally surrender charges and, in the case of variable annuities, administrative fees assessed to contractholders.

Universal life and single premium whole life revenues represent amounts assessed to policyholders. Included in revenue are mortality charges, surrender charges actually paid and earned policy service fees. Amounts included in expenses are benefits in excess of account balances returned to policyholders.

Property and casualty premiums are recognized as revenue proportionately over the contract period, net of reinsurance ceded. Claims incurred consist of actual claims and CAE paid and the change in reserves, net of reinsurance received and recoverable.

Participating insurance policies

Participating business comprised approximately 8.1% of the life insurance in-force at December 31, 2013 and 11.7% of life premiums in 2013. Of the total participating business, 78.1% was written by Farm Family Life Insurance Company (“Farm Family Life”). For the participating business excluding Farm Family Life, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.

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

Federal income taxes

American National Insurance Company and its eligible subsidiaries file a consolidated life and non-life federal income tax return. Certain subsidiaries that are consolidated for financial reporting are not eligible to be included in the consolidated federal income tax return; accordingly, they file separate returns.

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

Pension and postretirement benefit plans

The pension and postretirement benefit obligations and costs are calculated using concepts in accordance with GAAP. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurement, and these key assumptions are evaluated annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover and compensation.

American National uses a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. To determine the expected long-term rate of return on plan assets, a building-block method is used. The expected rate of return on each asset is broken down into three components: inflation, the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate). Using this approach, the calculated return will fluctuate from year to year; however, it is American National’s policy to hold this long-term assumption relatively constant.

Stock-based compensation

Stock Appreciation Rights—The measurement of the stock appreciation rights (“SARs”) liability and compensation cost is based on the fair value of the grants and are remeasured each reporting period through the settlement date. The fair value of the SAR’s is calculated using the Black-Scholes-Merton option-pricing model. The key assumptions used in the model include: the grant date and remeasurement date stock prices, expected life of the SARs and the risk-free rate of return. The compensation liability related to the SAR award is included in “Other liabilities” in the consolidated statements of financial position.

Restricted Stock—The measurement of the equity and compensation cost of restricted stock (“RS”) is based on the fair value of the underlying stock at grant date. The compensation cost accrued is included in “Additional paid-in capital” in the consolidated statements of financial position.

Restricted Stock Units—Effective December 31, 2012, American National’s Board Compensation Committee modified the settlement provision within the outstanding restricted stock units (“RSU”) providing the recipients of the awards option to settle vested RSUs in either cash or American National common stock. The modification in the settlement provision changed the RSU classification from an equity to a liability award. After the modification, the liability has been remeasured each reporting period through the vesting date and will be adjusted for the changes in fair value. The compensation liability related to the RSUs is included in “Other Liabilities” in the consolidated statement of financial position.

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

Amended guidance on presentation of AOCI. The amendments require disclosures about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.

Future Adoption of New Accounting Standards—The FASB issued the following significant accounting guidance relevant to American National. Each became effective for American National on January 1, 2014 and unless stated otherwise, did not have a material effect on the consolidated financial statements:

Guidance addressing questions on the recognition and classification of fees mandated by the Patient Protection and Affordable Care Act on health insurers’ financial statements. The guidance specifies that the liability for the fee should be recorded in full once the entity provides qualifying health insurance in the applicable calendar year. The corresponding deferred cost is then amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

Amended guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. The amended guidance requires the entity to measure obligations resulting from joint and several liability arrangements as the sum of the amount the reporting entity agreed with co-obligors to pay and any additional amounts it expects to pay on behalf of one or more co-obligors.

Guidance that allows investors to elect the use of proportional amortization method to account for investments in qualified affordable housing projects, if certain conditions are met. The new guidance replaces the effective yield method and allows an investor to amortize the cost of its investment, in proportion to the tax credits and other tax benefits it receives, to income tax expense. The guidance requires new disclosure for all investors for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,738	$6	$—	$1,744
U.S. states and political subdivisions	346,240	16,945	(529)	362,656
Foreign governments	29,099	2,505	—	31,604
Corporate debt securities	7,700,559	410,232	(116,900)	7,993,891
Residential mortgage-backed securities	400,619	20,711	(2,647)	418,683
Collateralized debt securities	2,366	225	—	2,591
Other debt securities	10,726	1,173	—	11,899

Total bonds held-to-maturity	8,491,347	451,797	(120,076)	8,823,068

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	21,751	725	—	22,476
U.S. states and political subdivisions	630,199	22,118	(13,756)	638,561
Foreign governments	5,000	1,649	—	6,649
Corporate debt securities	3,689,349	171,717	(54,033)	3,807,033
Residential mortgage-backed securities	61,135	2,940	(1,068)	63,007
Commercial mortgage-backed securities	18,223	11,037	—	29,260
Collateralized debt securities	13,884	1,320	(18)	15,186
Other debt securities	16,850	679	(28)	17,501

Total bonds available-for-sale	4,456,391	212,185	(68,903)	4,599,673

Equity securities
Common stock	717,390	653,967	(2,362)	1,368,995
Preferred stock	23,690	18,301	(378)	41,613

Total equity securities	741,080	672,268	(2,740)	1,410,608

Total investments in securities	$13,688,818	$1,336,250	$(191,719)	$14,833,349

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,593	$69	$—	$3,662
U.S. states and political subdivisions	393,541	40,161	(7)	433,695
Foreign governments	29,071	4,367	—	33,438
Corporate debt securities	7,993,167	748,773	(6,782)	8,735,158
Residential mortgage-backed securities	549,384	42,313	(1,195)	590,502
Collateralized debt securities	2,500	321	—	2,821
Other debt securities	38,026	3,449	—	41,475

Total bonds held-to-maturity	9,009,282	839,453	(7,984)	9,840,751

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	19,649	1,156	—	20,805
U.S. states and political subdivisions	570,751	44,792	(105)	615,438
Foreign governments	5,000	2,344	—	7,344
Corporate debt securities	3,582,913	303,908	(14,188)	3,872,633
Residential mortgage-backed securities	89,486	5,165	(266)	94,385
Commercial mortgage-backed securities	20,933	3,509	—	24,442
Collateralized debt securities	17,676	1,448	(33)	19,091
Other debt securities	10,059	1,379	—	11,438

Total bonds available-for-sale	4,316,467	363,701	(14,592)	4,665,576

Equity securities
Common stock	660,889	383,634	(6,739)	1,037,784
Preferred stock	27,690	9,995	(30)	37,655

Total equity securities	688,579	393,629	(6,769)	1,075,439

Total investments in securities	$14,014,328	$1,596,783	$(29,345)	$15,581,766

The amortized cost at fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2013
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$471,523	$481,977	$568,739	$581,613
Due after one year through five years	2,444,442	2,668,395	1,050,376	1,154,694
Due after five years through ten years	5,049,179	5,131,790	2,412,979	2,436,626
Due after ten years	520,353	535,869	419,297	421,759
Without single maturity date	5,850	5,037	5,000	4,981

Total	$8,491,347	$8,823,068	$4,456,391	$4,599,673

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Proceeds from sales of available-for-sale securities	$228,159	$221,686	$228,712
Gross realized gains	43,263	52,998	70,339
Gross realized losses	(3,413)	(2,009)	(1,600)

All gains and losses for securities sold throughout the year were determined using specific identification of the securities sold. During 2013 and 2012, bonds with a carrying value of $13,492,000 and $62,500,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An unrealized loss of $236,000 was established at the time of the transfer in 2013, while an other-than-temporary impairment of $11,358,000 was recorded in 2012 following the transfers at fair value.

In accordance with various regulations, American National had bonds on deposit with regulating authorities with a carrying value of $50,471,000 and $50,027,000 at December 31, 2013 and 2012, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $68,125,000 and $73,176,000 at December 31, 2013 and 2012, respectively.

Change in net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Bonds available-for-sale	$(205,827)	$103,112	$47,701
Equity securities	282,668	91,459	(66,689)

Change in net unrealized gains (losses) on securities during the year	76,841	194,571	(18,988)
Adjustments for
Deferred policy acquisition costs	59,893	(40,103)	(4,075)
Participating policyholders’ interest	(2,300)	(6,772)	(1,772)
Deferred federal income tax benefit (expense)	(47,339)	(51,691)	8,579

Change in net unrealized gains (losses) on securities, net of tax	$87,095	$96,005	$(16,256)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	December 31, 2013
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(529)	$22,430	$—	$—	$(529)	$22,430
Corporate debt securities	(104,308)	1,916,758	(12,592)	109,603	(116,900)	2,026,361
Residential mortgage-backed securities	(1,718)	31,715	(929)	13,514	(2,647)	45,229

Total bonds held-to-maturity	(106,555)	1,970,903	(13,521)	123,117	(120,076)	2,094,020

Fixed maturity securities, bonds available-for-sale
U.S. Treasury & other U.S. Gov corporations	—	725	—	—	—	725
and agencies
U.S. states and political subdivisions	(13,271)	168,093	(485)	2,905	(13,756)	170,998
Corporate debt securities	(49,198)	1,083,677	(4,835)	92,004	(54,033)	1,175,681
Residential mortgage-backed securities	(978)	16,835	(90)	1,872	(1,068)	18,707
Collateralized debt securities	(3)	205	(15)	587	(18)	792
Other debt securities	(28)	10,027	—	—	(28)	10,027

Total bonds available-for-sale	(63,478)	1,279,562	(5,425)	97,368	(68,903)	1,376,930

Equity securities
Common stock	(2,362)	29,978	—	—	(2,362)	29,978
Preferred stock	(378)	6,123	—	—	(378)	6,123

Total equity securities	(2,740)	36,101	—	—	(2,740)	36,101

Total	$(172,773)	$3,286,566	$(18,946)	$220,485	$(191,719)	$3,507,051

	December 31, 2012
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(6)	$914	$(1)	$80	$(7)	$994
Corporate debt securities	(4,394)	319,434	(2,388)	39,632	(6,782)	359,066
Residential mortgage-backed securities	(147)	13,824	(1,048)	24,666	(1,195)	38,490

Total bonds held-to-maturity	(4,547)	334,172	(3,437)	64,378	(7,984)	398,550

Fixed maturity securities, bonds available-for-sale
U.S. states and political subdivisions	(105)	6,523	—	—	(105)	6,523
Corporate debt securities	(2,077)	242,261	(12,111)	70,187	(14,188)	312,448
Residential mortgage-backed securities	(34)	1,527	(232)	8,029	(266)	9,556
Collateralized debt securities	(8)	527	(25)	911	(33)	1,438

Total bonds available-for-sale	(2,224)	250,838	(12,368)	79,127	(14,592)	329,965

Equity securities
Common stock	(6,739)	64,003	—	—	(6,739)	64,003
Preferred stock	(30)	30	—	—	(30)	30

Total equity securities	(6,769)	64,033	—	—	(6,769)	64,033

Total	$(13,540)	$649,043	$(15,805)	$143,505	$(29,345)	$792,548

As of December 31, 2013, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

Bonds distributed by credit quality rating, using both S&P and Moody’s ratings, are shown below:

	December 31,
	2013	2012
AAA	4.9%	5.5%
AA	11.3	10.6
A	40.7	38.2
BBB	39.2	41.4
BB and below	3.9	4.3

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	December 31,
	2013	2012
Consumer goods	19.8%	20.3%
Energy and utilities	15.0	15.8
Financials	19.3	18.9
Healthcare	12.7	12.7
Industrials	9.0	9.1
Information technology	15.7	16.9
Other	8.5	6.3

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and location of the underlying collateral. Mortgage loans by property-type and geographic distribution are as follows:

	December 31,
	2013	2012
Hotel and motel	10.0%	13.9%
Industrial	24.9	24.0
Office	34.0	34.9
Retail	19.6	17.7
Other	11.5	9.5

Total	100.0%	100.0%

	December 31,
	2013	2012
East North Central	19.3%	18.2%
East South Central	6.8	7.1
Mountain	10.0	7.0
Pacific	12.3	13.3
South Atlantic	19.6	23.0
West South Central	26.4	23.2
Other	5.6	8.2

Total	100.0%	100.0%

During 2013, American National foreclosed one loan with a recorded investment of $5,600,000, and during 2012, four loans with a recorded investment of $34,562,000. American National also sold one commercial loan with a recorded investment of $23,304,000 resulting in a gain of $115,000 in 2013, and one commercial loan with a recorded investment of $19,665,000 resulting in a realized gain of $2,607,000 in 2012.

There were no non-cash transactions during 2013. However, during 2012, mortgage loans with carrying value of $15,865,000 were transferred to investments in unconsolidated affiliates.

Credit Quality

Commercial mortgage loans placed on nonaccrual status are shown below (in thousands):

	December 31,
	2013	2012
Retail	$2,739	$12,861

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
December 31, 2013
Industrial	$—	$—	$2,739	$2,739	$821,741	$824,480
Office	—	—	—	—	1,124,818	1,124,818
Retail	—	—	—	—	651,236	651,236
Other	—	—	—	—	710,889	710,889

Total	$—	$—	$2,739	$2,739	$3,308,684	3,311,423

Allowance for loan losses						12,181

Mortgage loans on real estate, net of allowance						$3,299,242

December 31, 2012
Industrial	$—	$—	$—	$—	$755,198	$755,198
Office	—	—	—	—	1,100,407	1,100,407
Retail	—	—	12,861	12,861	547,965	560,826
Other	—	—	—	—	738,592	738,592

Total	$—	$—	$12,861	$12,861	$3,142,162	$3,155,023

Allowance for loan losses						12,012

Mortgage loans on real estate, net of allowance						$3,143,011

Total mortgage loans are net of unamortized discounts of $852,000 and $4,346,000 and unamortized origination fees of $15,709,000 and $14,076,000 at December 31, 2013 and 2012, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Balance at December 31, 2010	$11,395	$2,393	$13,788

Write down	—	(1,900)	(1,900)
Change in allowance	(567)	—	(567)

Balance at December 31, 2011	10,828	493	11,321

Write down	—	(2,277)	(2,277)
Change in allowance	691	2,277	2,968

Balance at December 31, 2012	11,519	493	12,012

Change in allowance	169	—	169

Balance at December 31, 2013	$11,688	$493	$12,181

At December 31, 2013 and 2012, the recorded investment for loans collectively evaluated for impairment was $3,294,235,000 and $3,045,486,000, respectively, and the recorded investment for loans individually evaluated for impairment was $17,188,000 and $109,537,000, respectively.

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	Years ended December 31,
	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Retail	$493	$—	$493	$—	$493	$—

Without an allowance recorded
Office	$12,444	$809	$36,710	$2,452	$49,088	$3,506
Industrial	2,773	180	—	—	57,514	3,628
Retail	1,673	103	17,329	1,129	15,535	1,514
Other	—	—	55,551	3,758	111,407	7,546

Total	$16,890	$1,092	$109,590	$7,339	$233,544	$16,194

	December 31,
	2013		2012
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
With an allowance recorded
Retail (related allowance of $493 and $493)	$493	$493	$493	$493

Without an allowance recorded
Office	$12,377	$12,377	$36,544	$36,544
Industrial	2,739	2,739	—	—
Retail	1,579	1,579	17,180	17,180
Other	—	—	55,320	55,320

Total	$16,695	$16,695	$109,044	$109,044

Troubled Debt Restructurings

American National has granted concessions to mortgage loan borrowers related to their ability to pay the loans which are classified as troubled debt restructurings. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

The number of mortgage loans and recorded investment in troubled debt restructuring are as follows:

	Years ended December 31,
	2013			2012
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification
Industrial	1	$2,739	$2,739	—	$—	$—
Office	1	6,432	6,432	3	13,023	13,023
Retail	—	—	—	1	4,319	4,319

Total	2	$9,171	$9,171	4	$17,342	$17,342

There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the period.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type and geographic distribution are as follows:

	December 31,
	2013	2012
Industrial	12.3%	18.1%
Office	23.1	21.9
Retail	43.4	41.0
Other	21.2	19.0

Total	100.0%	100.0%

	December 31,
	2013	2012
East North Central	7.8%	10.3%
East South Central	5.4	5.3
Mountain	6.0	6.2
Pacific	5.5	2.9
South Atlantic	13.4	11.2
West South Central	59.0	60.8
Other	2.9	3.3

Total	100.0%	100.0%

American National and its wholly-owned subsidiaries regularly invest in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2013 or 2012.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2013	2012
Investment real estate	$123,624	$162,502
Short-term investments	—	969
Cash and cash equivalents	2,154	3,671
Accrued investment income	2,197	2,641
Other receivables	8,488	11,709
Other assets	6,016	6,487

Total assets of consolidated VIEs	$142,479	$187,979

Notes payable	$113,849	$163,384
Other liabilities	6,680	6,647

Total liabilities of consolidated VIEs	$120,529	$170,031

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $12,782,000 and $18,063,000 at December 31, 2013 and 2012, respectively. The current portion of notes payable was $3,199,000 and $50,884,000 at December 31, 2013 and 2012, respectively. The average interest rate on the current portion of the notes payable was 4.25% during 2013. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, and adjusted LIBOR plus LIBOR margin. Of the long-term notes payable, $9,375,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	December 31,
	2013		2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$195,794	$195,794	$110,107	$110,107
Mortgage loans	101,648	101,648	57,434	57,434
Accrued investment income	454	454	309	309

As of December 31, 2013, a real estate investment with a carrying value of $15,086,000 was classified as held for sale as of after an offer to purchase the property was received and it is likely the transaction will occur in 2014. The property is carried at fair value less estimated selling cost, which resulted in a $300,000 loss.

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

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2013			2012
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	394	$951,400	$164,753	356	$846,900	$82,625
Equity-indexed embedded derivative	Policyholders’ account balances	33,579	819,200	148,435	22,941	722,500	75,032

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated	Location in the	Years ended December 31,
as Hedging Instruments	Consolidated Statements of Operations	2013	2012	2011
Equity-indexed options	Net investment income	$83,307	$18,931	$(2,794)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(67,177)	(13,528)	7,798

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income is shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Bonds	$631,561	$680,552	$688,953
Equity securities	30,668	29,085	27,494
Mortgage loans	221,773	205,067	198,056
Real estate	11,504	14,041	18,846
Options	83,307	18,931	(2,794)
Other invested assets	37,997	37,722	37,610

Total	$1,016,810	$985,398	$968,165

Realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Bonds	$25,577	$41,817	$14,495
Equity securities	35,322	35,047	67,671
Mortgage loans	834	(361)	6,275
Real estate	62,531	13,049	12,033
Other invested assets	(120)	1,173	(105)

Total	$124,144	$90,725	$100,369

The other-than-temporary-impairment losses are shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Bonds	$—	$(12,658)	$—
Equity securities	(4,591)	(9,859)	(9,503)

Total	$(4,591)	$(22,517)	$(9,503)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,491,347	$8,823,068	$9,009,282	$9,840,751
Fixed maturity securities, bonds available-for-sale	4,599,673	4,599,673	4,665,576	4,665,576
Equity securities	1,410,608	1,410,608	1,075,439	1,075,439
Equity-indexed options	164,753	164,753	82,625	82,625
Mortgage loans on real estate, net of allowance	3,299,242	3,470,663	3,143,011	3,441,645
Policy loans	397,407	397,407	395,333	395,333
Short-term investments	495,386	495,386	313,086	313,086
Separate account assets	970,954	970,954	841,389	841,389

Total financial assets	$19,829,370	$20,332,512	$19,525,741	$20,655,844

Financial liabilities
Investment contracts	$9,423,122	$9,423,122	$9,987,431	$9,987,431
Embedded derivative liability for
equity-indexed contracts	148,435	148,435	75,032	75,032
Notes payable	113,849	113,849	163,384	163,384
Separate account liabilities	970,954	970,954	841,389	841,389

Total financial liabilities	$10,656,360	$10,656,360	$11,067,236	$11,067,236

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

The pricing of certain commercial mortgage-backed securities use discounted cash flow models, and these securities are classified as Level 3 measurements. These models include significant non-observable inputs including an internally determined credit rating of the security and an externally provided credit spread. At December 31, 2013 and 2012, the modeled discount rate ranges from 5.9% to 6.0%.

For securities priced using a quote from an independent broker, such as the equity options and certain fixed maturity securities, American National uses a market-based fair value analysis to validate the reasonableness of prices received from an independent broker. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.

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

Mortgage Loans—The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan by loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property type, lien priority, payment type and current status.

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At December 31, 2013 and 2012, the one year implied volatility used to estimate embedded derivative value was 15.0% and 18.1%, respectively.

Other Financial Instruments—Other financial instruments classified as Level 3 measurements, as there is little or no market activity, are as follows:

Policy loans—The carrying value of policy loans is the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans that it cannot be separated from the policy contract and the unpredictable timing of repayments and that settlement is at outstanding value, American National believes the carrying value of policy loans approximates fair value.

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

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of December 31, 2013
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,743	$—	$1,743	$—
U.S. states and political subdivisions	362,657	—	362,657	—
Foreign governments	31,605	—	31,605	—
Corporate debt securities	7,993,891	—	7,950,418	43,473
Residential mortgage-backed securities	418,682	—	417,687	995
Collateralized debt securities	2,591	—	—	2,591
Other debt securities	11,899	—	11,899	—

Total bonds held-to-maturity	8,823,068	—	8,776,009	47,059

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,477	—	22,477	—
U.S. states and political subdivisions	638,560	—	636,040	2,520
Foreign governments	6,649	—	6,649	—
Corporate debt securities	3,807,033	—	3,794,809	12,224
Residential mortgage-backed securities	63,007	—	60,841	2,166
Commercial mortgage-backed securities	29,260	—	—	29,260
Collateralized debt securities	15,186	—	13,052	2,134
Other debt securities	17,501	—	17,501	—

Total bonds available-for-sale	4,599,673	—	4,551,369	48,304

Equity securities
Common stock	1,368,995	1,368,995	—	—
Preferred stock	41,613	41,613	—	—

Total equity securities	1,410,608	1,410,608	—	—

Options	164,753	—	—	164,753
Mortgage loans on real estate	3,470,663	—	3,470,663	—
Policy loans	397,407	—	—	397,407
Short-term investments	495,386	—	495,386	—
Separate account assets	970,954	—	970,954	—

Total financial assets	$20,332,512	$1,410,608	$18,264,381	$657,523

Financial liabilities
Investment contracts	$9,423,122	$—	$—	$9,423,122
Embedded derivative liability for equity-indexed contracts	148,435	—	—	148,435
Notes payable	113,849	—	—	113,849
Separate account liabilities	970,954	—	970,954	—

Total financial liabilities	$10,656,360	$—	$970,954	$9,685,406

	Fair Value Measurement as of December 31, 2012
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$3,662	$—	$3,662	$—
U.S. states and political subdivisions	433,695	—	433,695	—
Foreign governments	33,438	—	33,438	—
Corporate debt securities	8,735,158	—	8,662,164	72,994
Residential mortgage-backed securities	590,502	—	589,441	1,061
Collateralized debt securities	2,821	—	—	2,821
Other debt securities	41,475	—	41,475	—

Total bonds held-to-maturity	9,840,751	—	9,763,875	76,876

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	20,805	—	20,805	—
U.S. states and political subdivisions	615,438	—	612,913	2,525
Foreign governments	7,344	—	7,344	—
Corporate debt securities	3,872,633	—	3,796,949	75,684
Residential mortgage-backed securities	94,385	—	91,938	2,447
Commercial mortgage-backed securities	24,442	—	—	24,442
Collateralized debt securities	19,091	—	17,156	1,935
Other debt securities	11,438	—	11,438	—

Total bonds available-for-sale	4,665,576	—	4,558,543	107,033

Equity securities
Common stock	1,037,784	1,037,784	—	—
Preferred stock	37,655	37,652	—	3

Total equity securities	1,075,439	1,075,436	—	3

Options	82,625	—	—	82,625
Mortgage loans on real estate	3,441,645	—	3,441,645	—
Policy loans	395,333	—	—	395,333
Short-term investments	313,086	—	313,086	—
Separate account assets	841,389	—	841,389	—

Total financial assets	$20,655,844	$1,075,436	$18,918,538	$661,870

Financial liabilities
Investment contracts	$9,987,431	$—	$—	$9,987,431
Embedded derivative liability for equity-indexed contracts	75,032	—	—	75,032
Notes payable	163,384	—	—	163,384
Separate account liabilities	841,389	—	841,389	—

Total financial liabilities	$11,067,236	$—	$841,389	$10,225,847

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets		Liability
	Investment Securities	Equity- Indexed Options	Embedded Derivative
Balance at Decemeber 31, 2010	$21,747	$66,716	$59,644
Total realized and unrealized investment gains/losses
Included in other comprehensive income	(490)	—	—
Net fair value change included in realized gains/losses	184	—	—
Net gain (loss) for derivatives included in net investment income	—	(9,199)	—
Net change included in interest credited	—	—	(7,798)
Purchases, sales and settlements or maturities
Purchases	52	17,122	—
Sales	—	—	—
Settlements or maturities	(10,728)	(9,451)	—
Premiums less benefits	—	—	11,429
Gross transfers into Level 3	5,050	—	—

Balance at Decemeber 31, 2011	15,815	65,188	63,275

Total realized and unrealized investment gains/losses included in other comprehensive income	24,267	—	—
Net fair value change included in realized gains/losses	(11,485)	—	—
Net gain (loss) for derivatives included in net investment income	—	12,372	—
Net change included in interest credited	—	—	13,528
Purchases, sales and settlements or maturities
Purchases	32,141	14,684	—
Sales	—	—	—
Settlements or maturities	(1,795)	(9,619)	—
Premiums less benefits	—	—	(1,771)
Tranfers from held to maturity	13,118
Gross transfers into Level 3	34,975	—	—

Balance at Decemeber 31, 2012	107,036	82,625	75,032

Total realized and unrealized investment gains/losses included in other comprehensive income	9,355	—	—
Net fair value change included in realized gains/losses	1,082	—	—
Net gain (loss) for derivatives included in net investment income	—	76,268	—
Net change included in interest credited	—	—	67,177
Net capitalized interest
Purchases, sales and settlements or maturities
Purchases	2,153	15,906	—
Sales	(10,452)	—	—
Settlements or maturities	(7,268)	(10,046)	—
Premiums less benefits	—	—	6,226
Gross transfers out of Level 3	(53,602)	—	—

Balance at December 31, 2013	$48,304	$164,753	$148,435

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain/loss of $72,071,000, $8,710,000 and of ($12,613,000) relating to assets still held at December 31, 2013, 2012, and 2011, respectively.

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

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	& Health	Casualty	Total
Balance at December 31, 2010	$646,894	$440,328	$64,268	$135,016	$1,286,506

Additions	76,890	116,206	11,815	242,640	447,551
Amortization	(74,775)	(86,852)	(20,987)	(226,675)	(409,289)
Effect of change in unrealized gains on available-for-sale securities	2,571	(6,646)	—	—	(4,075)

Net change	4,686	22,708	(9,172)	15,965	34,187

Balance at December 31, 2011	651,580	463,036	55,096	150,981	1,320,693

Additions	80,877	68,799	11,018	215,281	375,975
Amortization	(73,710)	(90,523)	(16,908)	(227,749)	(408,890)
Effect of change in unrealized gains on available-for-sale securities	(5,331)	(34,772)	—	—	(40,103)

Net change	1,836	(56,496)	(5,890)	(12,468)	(73,018)

Balance at December 31, 2012	653,416	406,540	49,206	138,513	1,247,675

Additions	107,410	49,397	13,263	208,889	378,959
Amortization	(82,658)	(85,756)	(15,249)	(225,131)	(408,794)
Effect of change in unrealized gains on available-for-sale securities	5,916	53,977	—	—	59,893

Net change	30,668	17,618	(1,986)	(16,242)	30,058

Balance at December 31, 2013	$684,084	$424,158	$47,220	$122,271	$1,277,733

Effective January 1, 2012, American National retrospectively adopted a new accounting guidance for deferring costs associated with acquiring or renewing insurance contracts. The amended accounting guidance limits the deferrable cost to those incremental direct costs associated with the successful acquisition or renewal of insurance contracts. It also specifies that advertising costs should be deferred only if the capitalization criteria for direct-response advertising are met. Upon adoption, the DAC asset was reduced by $34,260,000 as a result of acquisition costs previously deferred that are no longer eligible for deferral under the new guidance.

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.

11. LIABILITY FOR FUTURE POLICY BENEFITS AND POLICYHOLDER ACCOUNT BALANCES

American National establishes liabilities for amounts payable under insurance and annuity policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected benefit payments reduced by the present value of expected premiums. Such liabilities are established on a block of business based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability termination, investment return, inflation, expenses, and other contingent events as appropriate to the respective product type.

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

Liabilities for universal life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. American National regularly evaluates estimates used and adjusts the additional liability balances with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical Standard & Poor’s experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

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

Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1.0% to 8.0% (some annuities have enhanced first year crediting rates ranging from 1.0% to 7.0%), less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments.

12. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

The liability for unpaid claims and claim adjustment expenses (“claims”) for accident and health, and property and casualty insurance is included in the “Policy and contract claims” in the consolidated statements of financial position and represents the amount estimated for claims that have been reported but not settled and IBNR claims. Liability for unpaid claims are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur.

Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Unpaid claims balance, beginning	$1,168,047	$1,180,259	$1,210,126
Less reinsurance recoverables	256,885	235,174	222,635

Net beginning balance	911,162	945,085	987,491

Incurred related to
Current	938,620	1,001,915	1,119,839
Prior years	(46,872)	(48,688)	(82,523)

Total incurred claims	891,748	953,227	1,037,316

Paid claims related to
Current	578,831	620,739	712,179
Prior years	342,942	366,411	367,543

Total paid claims	921,773	987,150	1,079,722

Net balance	881,137	911,162	945,085
Plus reinsurance recoverables	215,164	256,885	235,174

Unpaid claims balance, ending	$1,096,301	$1,168,047	$1,180,259

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $46,872,000 in 2013, $48,688,000 in 2012, and $82,523,000 in 2011.

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

For the Property and Casualty segment, American National retains the first $1,000,000 of loss per risk. Reinsurance then covers the next $5,000,000 of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $15,000,000, and excess casualty clash coverage is maintained to cover losses up to $50,000,000. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and excess contractual obligations. Facultative reinsurance cover is purchased for individual risks attaching at $15,000,000, as needed. Corporate catastrophe coverage is also in place for losses up to a $500,000,000 event. Catastrophe aggregate reinsurance coverage is also purchased. This cover provides for $30,000,000 of coverage after $90,000,000 of aggregated catastrophe losses has been reached. The first $10,000,000 of each catastrophe loss contributes to the $90,000,000 aggregation of losses. The catastrophe aggregate reinsurance coverage for 2013 was placed at 100%.

American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the reinsurer were to be unable to meet their obligations under any reinsurance treaties. American National had amounts recoverable from reinsurers of $414,743,000 and $418,743,000 at December 31, 2013 and 2012, respectively. None of the amount outstanding at December 31, 2013 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.

The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Direct premiums	$1,970,400	$1,971,078	$1,978,910
Reinsurance premiums assumed from other companies	189,067	159,518	150,130
Reinsurance premiums ceded to other companies	(423,941)	(426,423)	(380,428)

Net premiums	$1,735,526	$1,704,173	$1,748,612

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Direct life insurance in-force	$80,038,270	$72,884,984	$69,912,598
Reinsurance risks assumed from other companies	32,019	103,576	244,028
Reinsurance risks ceded to other companies	(30,577,123)	(30,477,364)	(31,659,740)

Net life insurance in-force	$49,493,166	$42,511,196	$38,496,886

14. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$126,865	35.0%	$95,111	35.0%	$88,001	35.0%
Tax-exempt investment income	(6,366)	(1.8)	(7,364)	(2.7)	(8,071)	(3.2)
Dividend exclusion	(6,928)	(1.9)	(6,323)	(2.3)	(5,891)	(2.3)
Miscellaneous tax credits, net	(7,757)	(2.1)	(8,106)	(3.0)	(7,997)	(3.2)
Other items, net	(6,173)	(1.7)	2,264	0.8	(6,064)	(2.4)

Total	$99,641	27.5%	$75,582	27.8%	$59,978	23.9%

American National made payments of $73,993,000, $46,939,000 and $54,620,000 during 2013, 2012, and 2011, respectively.

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	Years ended December 31,
	2013	2012
DEFERRED TAX ASSETS
Investments, principally due to impairment losses	$70,816	$74,117
Investment in real estate and other invested assets
principally due to investment valuation allowances	7,888	7,259
Policyholder funds, principally due to policy reserve discount	206,775	229,429
Policyholder funds, principally due to unearned premium reserve	30,871	30,337
Participating policyholders’ surplus	42,701	37,014
Pension	59,174	94,847
Commissions and other expenses	8,024	7,889
Tax carryforwards	10,843	23,041

Gross deferred tax assets	437,092	503,933

DEFERRED TAX LIABILITIES
Available-for-sale securities, principally due to net unrealized gains	284,503	257,290
Investment in bonds, principally due to accrual of discount on bonds	5,249	9,415
Deferred policy acquisition costs, due to difference between GAAP
and tax amortization methods	326,855	327,245
Property, plant and equipment, principally due to difference between
GAAP and tax depreciation methods	17,262	1,462
Other liabilities	23,651	671

Gross deferred tax liabilities	657,520	596,083

Total net deferred tax assets (liabilities)	$(220,428)	$(92,150)

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of December 31, 2013 and 2012. However, if not utilized beforehand, approximately $10,843,000 in ordinary loss tax carryforwards will expire on December 31, 2033.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2006 to 2012 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established, and no interest expense was incurred for 2013, 2012 or 2011, relating to uncertain tax positions. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in the accumulated other comprehensive income (loss) (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Balance at December 31, 2010	$291,093	$(65,533)	$256	$225,816

Amounts reclassified from AOCI (net of tax benefit $20,694 and expense $3,013)	(38,938)	5,596	—	(33,342)
Unrealized holding gains (losses) arising during the period (net of tax expense $14,225)	26,419			26,419
Unrealized adjustment to DAC (net of tax benefit $1,490)	(2,585)			(2,585)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $620)	(1,152)			(1,152)
Actuarial gain (loss) arising during the period (net of tax benefit of $29,910)		(55,548)		(55,548)
Foreign currency adjustment (net of tax benefit $110)			(205)	(205)

Balance at December 31, 2011	274,837	(115,485)	51	159,403

Amounts reclassified from AOCI (net of tax benefit $11,700 and expense $5,572)	(21,718)	10,349	—	(11,369)
Unrealized holding gains (losses) arising during the period (net of tax expense $79,796)	148,193			148,193
Unrealized adjustment to DAC (net of tax benefit $14,035)	(26,068)			(26,068)
Unrealized (gains) losses on investments attributable to				—
participating policyholders’ interest (net of tax benefit $2,370)	(4,402)			(4,402)
Actuarial gain (loss) arising during the period (net of tax				—
benefit of $12,851)		(23,867)		(23,867)
Foreign currency adjustment (net of tax expense $65)			120	120

Balance at December 31, 2012	370,842	(129,003)	171	242,010

Amounts reclassified from AOCI (net of tax benefit $14,757 and expense $6,204)	(27,407)	11,522	—	(15,885)
Unrealized holding gains (losses) arising during the period (net of tax expense $41,970)	77,035			77,035
Unrealized adjustment to DAC (net of tax expense $20,931)	38,962			38,962
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $805)	(1,495)			(1,495)
Actuarial gain (loss) arising during the period (net of tax benefit of $39,630)		73,597		73,597
Foreign currency adjustment (net of tax benefit $276)			(512)	(512)

Balance at December 31, 2013	$457,937	$(43,884)	$(341)	$413,712

16. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	Years ended December 31,
	2013	2012	2011
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(3,937,261)	(3,995,785)	(4,011,165)

Outstanding shares	26,895,188	26,836,664	26,821,284
Restricted shares	(190,667)	(185,334)	(261,334)

Unrestricted outstanding shares	26,704,521	26,651,330	26,559,950

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

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	144,727	$109.40	261,334	$102.98	9,419	$102.29
Granted	—	—	—	—	61,481	79.63
Exercised	(133)	66.76	—	—	(480)	79.63
Forfeited	(4,358)	115.63	—	—	(854)	86.47
Expired	(13,467)	101.39	—	—	—	—

Outstanding at December 31, 2011	126,769	110.08	261,334	102.98	69,566	83.56

Granted	—	—	—	—	73,355	71.69
Exercised	(200)	66.76	(76,000)	88.00	(17,380)	94.47
Forfeited	(3,510)	114.02	—	—	(482)	74.85
Expired	(14,108)	100.14	—	—	—	—

Outstanding at December 31, 2012	108,951	111.31	185,334	109.13	127,059	75.06

Granted	—	—	10,000	80.05	71,084	80.05
Exercised	(19,849)	103.61	(4,667)	111.60	(76,378)	77.04
Forfeited	(334)	96.53	—	—	(396)	77.20
Expired	(14,333)	107.93	—	—	—	—

Outstanding at December 31, 2013	74,435	114.08	190,667	107.54	121,369	76.23

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	2.20	4.30	1.90
Exercisable shares	73,507	N/A	—
Weighted-average exercise price	$114.08	$107.54	$76.73
Weighted-average exercise price exercisable shares	114.43	N/A	N/A
Compensation expense (credits)
Year ended December 31, 2013	$374,000	$2,219,000	$12,342,000
Year ended December 31, 2012	(6,000)	2,418,000	7,752,000
Year ended December 31, 2011	(7,000)	2,688,000	1,873,000
Fair value of liability award
December 31, 2013	376,000	N/A	15,018,000
December 31, 2012	3,000	N/A	7,974,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

Effective December 31, 2012, the settlement provision within outstanding RSU awards was modified to allow the recipient of the awards to settle the vested RSUs in either cash or American National’s common stock. This change in the settlement provision is expected to apply to all future issuance of RSU awards. Prior to the modification, vested RSUs were converted to American National’s common stock on a one-for-one basis. This modification changes the award classification from an equity to a liability award. At the date of modification, American National recorded a liability of $7,974,000 with a corresponding reduction in additional paid-in capital. The liability will be remeasured and adjusted for changes in the fair value each reporting period through the vesting date. RSUs generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. The modification, which was applied consistently to all participants, resulted in an incremental cost of $5,232,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

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

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows (in thousands, except share-related data):

	Years ended December 31,
	2013	2012	2011
Weighted average shares outstanding	26,791,900	26,714,865	26,559,886
Incremental shares from RS awards and RSUs	122,691	148,809	153,332

Total shares for diluted calculations	26,914,591	26,863,674	26,713,218

Net income attributable to American National	$268,372	$191,041	$190,765
Basic earnings per share	$10.02	$7.15	$7.18
Diluted earnings per share	9.97	7.11	7.14

Statutory Capital and Surplus

Risk Based Capital (“RBC”) requirements are measures insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2013 and 2012, American National Insurance Company’s statutory capital and surplus was $2,667,589,000 and $2,260,268,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at December 31, 2013 and 2012, substantially above each individual subsidiary’s authorized control level RBC.

American National’s insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile which include certain components of the National Association of Insurance Commissioners’ Codification of Statutory Accounting Principles (“NAIC Codification”). NAIC Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of American National Insurance Company and its insurance subsidiaries.

Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $58,207,000 and $54,234,000 at December 31, 2013 and 2012, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	December 31,
	2013	2012
Statutory capital and surplus
Life insurance entities	$3,175,904	$2,750,786
Property and casualty insurance entities	890,339	814,682

	Years ended December 31,
	2013	2012	2011
Statutory net income
Life insurance entities	$191,932	$233,621	$224,923
Property and casualty insurance entities	61,754	43,454	31,602

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of prior year statutory net income from operations on an annual, non-cumulative basis, or 10% of prior year statutory surplus. Under Texas insurance law, American National Insurance Company is permitted to pay total dividends of $266,786,000 during 2014, without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at December 31, 2013 and 2012.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $6,007,000 and $4,741,000 at December 31, 2013 and 2012, respectively.

During 2012 and 2011, American National increased its ownership interest with a consolidated joint venture. The effect of the change in ownership interest of American National is shown below (in thousands):

	December 31,
	2013	2012	2011
Net income attributable to American National	$268,372	$191,041	$190,765
Decrease in American National’s paid-in capital for purchase of additional interest	—	(1,892)	(19,733)
Decrease in American National’s earnings for purchase of additional interest	—	—	(3,326)

Net transfers to noncontrolling interest	—	(1,892)	(23,059)

Change from net income attributable to American National and transfers to noncontrolling interest	$268,372	$189,149	$167,706

17. SEGMENT INFORMATION

Management organizes the business into five operating segments:

•	Life—markets whole, term, universal, indexed and variable life insurance on a national basis primarily through career and multiple-line agents, as well as independent agents and direct marketing channels.

•	Annuity—offers fixed, indexed, and variable annuity products. These products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.

•	Health—primary lines of business are Medicare supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.

•	Property and Casualty—writes personal, agricultural and commercial coverages and credit-related property insurance. These products are primarily sold through multiple-line and independent agents.

•	Corporate and Other—consists of net investment income from investments not allocated to the insurance segments and revenues from non-insurance operations.

The accounting policies of the segments are the same as those described in Note 2. All revenue and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations by operating segments (in thousands):

	Years ended December 31,
	2013	2012	2011
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$19,627	$34,251	$29,511
Annuity	95,887	96,501	69,776
Health	25,255	18,046	17,133
Property and casualty	74,068	45,425	19,486
Corporate and other	147,633	77,522	115,524

Total	$362,470	$271,745	$251,430

Total Assets
Life	$5,375,602	$5,130,612	$5,096,672
Annuity	11,104,180	11,802,579	11,585,935
Health	500,475	498,510	519,855
Property and casualty	2,127,525	2,220,898	2,284,470
Corporate and other	4,217,101	3,454,475	3,003,064

Total	$23,324,883	$23,107,074	$22,489,996

18. PENSION AND POSTRETIREMENT BENEFITS

Pension benefits

On October 31, 2013, American National adopted certain amendments to freeze all of its remaining unfrozen defined benefit pension plans as of December 31, 2013. Prior to the plan amendments, American National had a qualified defined benefit pension plan covering virtually all employees and two non-qualified defined benefit pension plans covering executives. Effective December 31, 2013, benefits accrued through these plans will no longer include additional years of service credit or future salary increase credit, and no new participants will be added to the plans. Benefits earned by eligible employees prior to the effective date of the plan amendments will not be affected. The plan amendments did not result in any curtailment gain or loss.

The tax-qualified plan has three separate noncontributory programs. One of the programs covers Career Sales and Service Division agents and managers. The other two programs cover salaried and management employees and corporate clerical employees subject to a collective bargaining agreement. The program covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the five years before retirement. The programs covering hourly employees and agents generally provide benefits that are based on the employee’s career average earnings and years of service. The three non-tax-qualified pension plans cover key executive employees and restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits. In addition, American National also has one frozen, tax-qualified, defined-benefit pension plan covering employees of the Farm Family companies hired prior to January 1, 1997. Effective January 1, 1997, benefits through this plan were frozen, and no new participants have been added.

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	2013	2012
Reconciliation of benefit obligation
Obligation at January 1,	$535,313	$481,434
Service cost benefits earned during period	19,873	17,596
Interest cost on projected benefit obligation	20,277	20,579
Plan amendments	(36,001)	—
Actuarial (gain) loss	(53,371)	40,305
Benefits paid	(27,821)	(24,601)

Obligation at December 31,	458,270	535,313

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1,	276,014	229,967
Actual return on plan assets	44,209	22,117
Employer contributions	10,065	48,531
Benefits paid	(27,821)	(24,601)

Fair value of plan assets at December 31,	302,467	276,014

Funded status at December 31,	$(155,803)	$(259,299)

The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Service cost	$19,873	$17,596	$14,082
Interest cost	20,277	20,579	21,260
Expected return on plan assets	(20,354)	(18,499)	(17,152)
Amortization of net actuarial loss	17,726	15,921	8,609

Net periodic benefit cost	$37,522	$35,597	$26,799

Amounts related to the defined benefit pension plans recognized as a component of OCI are shown below (in thousands):

	Years ended December 31,
	2013	2012	2011
Actuarial gain (loss)	$130,953	$(20,797)	$(76,849)
Deferred tax expense (benefit)	(45,834)	7,279	26,897

Other comprehensive income (loss), net of tax	$85,119	$(13,518)	$(49,952)

The estimated actuarial loss for the plan that will be amortized out of AOCI into the net periodic benefit cost over the next fiscal year is $7,532,000. Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2013	2012
Net actuarial loss	$(67,513)	$(198,466)
Deferred tax benefit	23,629	69,463

Amounts included in AOCI	$(43,884)	$(129,003)

The weighted average assumptions used are shown below:

	Used for Net Benefit	Used for Benefit
	Cost in Fiscal Year	Obligations
	1/1/2013 to 12/31/2013	as of 12/31/2013
Discount rate	3.72%	4.60%
Rate of compensation increase	3.72	0.00
Long-term rate of return	7.68	7.45

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of ERISA. The unfunded plans will be funded out of general corporate assets when necessary. American National contributed $10,065,000, $48,531,000, and $34,547,000 to the qualified pension plan in 2013, 2012 and 2011, respectively. American National and its affiliates expect to contribute $10,700,000 to its qualified pension plan in 2014.

The following table shows pension benefit payments, which reflect expected future service as appropriate, that are expected to be paid (in thousands):

2014	$34,005
2015	25,556
2016	26,054
2017	27,134
2018	27,673
2019-2022	168,230

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The fair values of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$44,452	$—	$41,856	$2,596
Residential mortgage-backed securities	972	—	972	—
Mutual fund	9,435	9,435	—	—
Equity securities by sector
Consumer goods	47,078	47,078	—	—
Energy and utilities	33,449	33,449	—	—
Financials	38,937	38,937	—	—
Healthcare	23,553	23,553	—	—
Industrials	16,170	16,170	—	—
Information technology	26,021	26,021	—	—
Other	26,579	26,579	—	—
Commercial paper	30,557	—	30,557	—
Unallocated group annuity contract	4,844	—	4,844	—
Other	420	223	197	—

Total	$302,467	$221,445	$78,426	$2,596

The investment policy for the retirement plan assets is designed to provide the highest return possible commensurate with sound and prudent underwriting practices. The investment diversification goals are to have investments in cash and cash equivalents as necessary for liquidity, debt securities up to 100% and equity securities up to 60% of the total invested plan assets. The amount invested in any particular investment is limited based on credit quality, and no single investment may at the time of purchase be more than 5% of the total invested assets.

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

Equity portfolio managers have discretion to choose the degree of concentration in various issues and industry sectors for the equity securities. Permitted securities are those for which there is an active market providing liquidity for the specific security.

Commercial paper investments generally have a credit rating of A-2 Moody’s or P-2 by Standard & Poor’s with at least BBB rating on the issuer’s outstanding debt, or selected issuers with no outstanding debt.

Postretirement life and health benefits

American National provides certain health and dental benefits to a closed block of retirees and their dependents who met certain age and length of service requirements as of December 31, 1993. The primary retiree health benefit plan provides Medicare Supplemental and prescription drug benefits. The plan is contributory, with American National’s contribution limited to $40 per month for retirees and spouses with any additional contributions necessary, being made by the retirees.

The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $5,050,000 and $6,018,000 at December 31, 2013 and 2012, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation. Since American National’s contributions to the cost of the retiree benefit plans are fixed, the health care cost trend rate will have no effect on the future expense or the accumulated postretirement benefit obligation. Under American National’s various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements.

Savings plans

American National sponsors one defined contribution plan for all employees excluding those of the Farm Family companies, and an incentive savings plan for employees of the Farm Family companies. The defined contribution plan (401(k) plan) allows employees to contribute up to the maximum allowable amount as determined by the IRS. Prior to January 1, 2014, American National did not contribute to the defined contribution plan. Company contributions are made under the incentive savings plan for the Farm Family companies, with a discretionary portion based on the profits earned by the Farm Family companies. The expense associated with this plan was $1,900,000 for 2013, $1,700,000 for 2012, and $1,810,000 for 2011. Beginning in 2014, American National will provide retirement benefits for eligible employees using contributory defined contribution plans and will make company contribution as a percent of eligible employees’ pay and a matching contribution of each employees elected contribution.

19. COMMITMENTS AND CONTINGENCIES

Commitments

American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2013, were approximately $1,760,000.

American National had aggregate commitments at December 31, 2013, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $513,773,000 of which $409,017,000 is expected to be funded in 2014. The remaining $104,756,000 will be funded in 2015 and beyond.

In September 2013, American National renewed an existing $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2013 and 2012, the outstanding letters of credit were $15,560,000 and $33,696,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2014. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2013, was approximately $206,376,000, while the total cash values of the related life insurance policies was approximately $210,050,000.

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

20. RELATED PARTY TRANSACTIONS

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to/(from) American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2013	2012	2013	2012
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,148	$1,067	$7,742	$8,890
Gal-Tex Hotel Corporation	Net investment income	607	687	47	54
Greer, Herz and Adams, LLP	Other operating expenses	9,557	7,610	(284)	(268)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.30% and final maturity date of April 1, 2019 issued to Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.

21. SELECTED QUARTERLY FINANCIAL DATA

The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Total premiums and other revenues	$745,045	$742,675	$773,660	$730,962	$785,504	$760,068	$815,001	$753,355
Total benefits, losses and expenses	682,897	679,304	689,450	712,322	664,640	670,683	719,753	653,006
Income (loss) before federal income tax and equity in earnings of unconsolidated affiliates	62,148	63,371	84,210	18,640	120,864	89,385	95,248	100,349
Provision (benefit) for federal income taxes	11,317	16,983	24,803	(2,384)	35,759	27,654	27,762	33,329
Equity in earnings (losses) of unconsolidated affiliates, net of tax	8,577	(1,881)	1,076	314	121	(895)	(298)	(1,443)
Net income (loss)	59,408	44,507	60,483	21,338	85,226	60,836	67,188	65,577
Net income (loss) attributable to noncontrolling interest	(563)	(709)	2,314	832	2,613	1,650	(431)	(556)
Net income (loss) attributable to American National	59,971	45,216	58,169	20,506	82,613	59,186	67,619	66,133
Earnings (loss) per share attributable to American National
Basic	2.24	1.70	2.17	0.77	3.08	2.21	2.53	2.47
Diluted	2.23	1.69	2.16	0.76	3.07	2.20	2.51	2.46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year-to-date ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Financial Statements—(See Item 8: Financial Statements and Supplementary Data)
(a)(2)	Supplementary Data and Financial Statement Schedules—are attached hereto at the following pages
	I – Summary of Investments – Other than Investments in Related Parties	116
	II – Condensed Financial Information of Registrant	117
	III – Supplementary Insurance Information	120
	IV – Reinsurance Information	121
	V – Valuation and Qualifying Accounts	121

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)	Exhibits

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

4.1	Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.1*	American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.2*	Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.3*	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.4*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants on or after May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.5*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants prior to May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.6*	American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.7*	Amendment to the American National Insurance Company Nonqualified Retirement Plan of Certain Salaried Employees (incorporated by reference to Exhibit No. 10.2 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.8*	American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.9*	Amendment No. 4 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.8 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.10*	Amendment No. 5 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.1 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.11*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants on or after March 4, 2011)(incorporated by reference to Exhibit No. 10.1 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.12*	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.13*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants prior to March 4, 2011)(incorporated by reference to Exhibit No. 10.9 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.14*	American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

21	Subsidiaries (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from American National Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY

By:	/s/ Robert L. Moody
Name:	Robert L. Moody
Title:	Chairman of the Board & Chief Executive Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Robert L. Moody	Chairman of the Board &	February 28, 2014
Robert L. Moody	Chief Executive Officer
(principal executive officer)

/s/ John J. Dunn, Jr.	Executive Vice President,	February 28, 2014
John J. Dunn, Jr.	Corporate Chief Financial Officer
(principal financial officer)

/s/ Arthur O. Dummer	Director	February 28, 2014
Arthur O. Dummer

/s/ Dr. Shelby M. Elliott	Director	February 28, 2014
Dr. Shelby M. Elliott

/s/ James E. Pozzi	Director	February 28, 2014
James E. Pozzi

/s/ Frances Anne Moody-Dahlberg	Director	February 28, 2014
Frances Anne Moody-Dahlberg

/s/ Russell S. Moody	Director	February 28, 2014
Russell S. Moody

/s/ James D. Yarbrough	Director	February 28, 2014
James D. Yarbrough

/s/ William L. Moody IV	Director	February 28, 2014
William L. Moody IV

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

	December 31, 2013
			Amount at Which
			Shown in the
			Consolidated
	Cost or	Estimated	Statement of
Type of Investment	Amortized Cost (1)	Fair Value	Financial Position
Fixed maturities
Bonds held-to-maturity
U.S.treasury government	$1,738	1,744	$1,738
U.S. states and political subdivisions	346,240	362,656	346,240
Foreign governments	29,099	31,604	29,099
Corporate debt securities	7,700,559	7,993,891	7,700,559
Residential mortgage-backed securities	400,619	418,683	400,619
Collateralized debt securities	2,366	2,591	2,366
Other debt securities	10,726	11,899	10,726
Bonds available-for-sale
U.S.treasury government	21,751	22,476	22,476
U.S. states and political subdivisions	630,199	638,561	638,561
Foreign governments	5,000	6,649	6,649
Corporate debt securities	3,689,349	3,807,033	3,807,033
Residential mortgage-backed securities	61,135	63,007	63,007
Commercial mortgage-backed securities	18,223	29,260	29,260
Collateralized debt securities	13,884	15,186	15,186
Other debt securities	16,850	17,501	17,501
Equity securities
Common stocks
Consumer goods	143,921	278,773	278,773
Energy and utilities	126,050	209,933	209,933
Finance	124,560	243,580	243,580
Healthcare	77,534	179,807	179,807
Industrials	52,094	126,817	126,817
Information technology	121,837	220,659	220,659
Other	71,394	109,426	109,426
Preferred stocks	23,690	41,613	41,613
Other Investments
Mortgage loans on real estate, net of allowance	3,299,242	3,470,663	3,299,242
Investment real estate, net of accumulated depreciation	451,742	—	451,742
Real estate acquired in satisfaction of debt	55,400	—	55,400
Policy loans	397,407	397,407	397,407
Options	100,573	164,753	164,753
Other long-term investments	36,689	—	36,689
Short-term investments	495,386	495,386	495,386

Total investments	$18,525,257	$19,361,558	$19,402,247

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	December 31,
Condensed Statements of Financial Position	2013	2012
Assets
Fixed maturity securities	$9,712,509	$10,368,444
Mortgage loans on real estate, net of allowance	3,210,945	3,055,087
Other invested assets	1,895,764	1,499,792
Investment in subsidiaries	2,089,903	1,874,368
Deferred policy acquisition costs	1,041,472	1,009,731
Separate account assets	970,954	841,389
Other assets	608,773	811,369

Total assets	$19,530,320	$19,460,180

Liabilities
Policy liabilities	$3,494,989	$3,456,800
Policyholders’ account balances	10,398,409	10,787,414
Separate account liabilities	970,954	841,389
Other liabilities	475,394	546,741

Total liabilities	15,339,746	15,632,344

Shareholders’ equity
Common stock	30,832	30,832
Additional paid-in capital	4,650	—
Accumulated other comprehensive income	413,712	242,010
Retained earnings	3,838,821	3,653,280
Treasury stock, at cost	(97,441)	(98,286)

Total stockholders’ equity	4,190,574	3,827,836

Total liabilities and stockholders’ equity	$19,530,320	$19,460,180

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2013	2012	2011
Premiums and other revenues
Premiums and policy revenues	$734,506	$685,529	$654,854
Net investment income	861,354	837,503	816,205
Realized investment gain (losses)	73,791	46,936	24,029
Other-than-temporary impairments	—	(12,825)	(559)
Other income	12,083	10,016	9,896

Total premiums and other revenues	1,681,734	1,567,159	1,504,425

Benefits, losses and expenses
Policyholder benefits	520,806	487,387	472,107
Other operating expenses	913,914	873,119	848,938

Total benefits, losses and expenses	1,434,720	1,360,506	1,321,045

Income (loss) from continuing operations before federal income tax and equity in earnings (losses) of subsidiaries	247,014	206,653	183,380

Provision (benefit) for federal income taxes	50,927	72,144	63,578
Equity in earnings (losses) of subsidiaries, net of tax	72,285	56,532	70,963

Net income (loss)	$268,372	$191,041	$190,765

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in thousands)

	Years ended December 31,
Condensed Statements of Cash Flows	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$268,372	$191,041	$190,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Realized investments (gains) losses	(73,791)	(46,936)	(24,029)
Other-than-temporary impairments	—	12,825	559
Accretion (amortization) of discounts, premiums and loan origination fees	1,216	(7,433)	(2,088)
Net capitalized interest on policy loans and mortgage loans	(23,864)	(22,049)	(25,054)
Depreciation	18,618	21,209	22,280
Interest credited to policyholders’ account balances	395,013	385,603	375,411
Charges to policyholders’ account balances	(199,285)	(188,009)	(179,196)
Deferred federal income tax (benefit) expense	(15,245)	14,336	19,166
Net (income) loss of subsidiaries	(63,762)	(51,716)	(62,176)
Equity in (earnings) losses of affiliates	(8,523)	(4,816)	(8,787)
Distributions from equity method investments	2,411	1,686	470
Changes in
Accrued investment income	9,336	5,916	(13,469)
Reinsurance recoverables	(1,025)	3,579	(5,415)
Prepaid reinsurance premiums	7,575	15,139	5,120
Premiums due and other receivables	9,531	4,762	(4,166)
Deferred policy acquisition costs	28,216	24,596	(50,039)
Policyholder liabilities	38,188	55,594	140,371
Liability for retirement benefits	12,656	(1,567)	(15,343)
Current tax receivable/payable	9,936	(109,736)	8,407
Other, net	(9,993)	3,725	(14,941)

Net cash provided by (used in) operating activities	405,580	307,749	357,846

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	1,207,038	980,794	601,713
Available for sale securities	599,228	446,706	287,774
Investment real estate	8,006	—	10,125
Mortgage loans	756,554	475,885	489,826
Policy loans	47,018	47,068	44,180
Other invested assets	88,883	43,410	39,019
Disposals of property and equipment	270	—	1,406
Distributions from affiliates and subsidiaries	10,581	15,469	12,051
Payment for the purchase/origination of
Held-to-maturity securities	(701,776)	(891,257)	(1,283,195)
Available for sale securities	(556,940)	(382,652)	(408,027)
Investment real estate	(28,882)	(18,281)	(18,097)
Mortgage loans	(908,512)	(642,227)	(674,752)
Policy loans	(21,682)	(29,676)	(36,255)
Other invested assets	(46,168)	(45,206)	(39,971)
Additions to property and equipment	(5,991)	(16,714)	(15,834)
Contributions to unconsolidated affiliates	(949)	(5,207)	(3,928)
Change in short-term investments	(401,682)	244,931	116,343
Change in investment in subsidiaries	—	(33,338)	(3,042)
Other, net	1,642	(388)	9,815

Net cash provided by (used in) investing activities	46,638	189,317	(870,849)

FINANCING ACTIVITIES
Policyholders’ account deposits	835,942	1,056,526	1,902,874
Policyholders’ account withdrawals	(1,420,675)	(1,244,382)	(1,303,244)
Dividends to stockholders	(82,831)	(82,657)	(82,609)

Net cash provided by (used in) financing activities	(667,564)	(270,513)	517,021

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(215,346)	226,553	4,018
Beginning of the year	261,672	35,119	31,101

End of year	$46,326	$261,672	$35,119

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

		Future Policy
		Benefits, Policyholders’
		Account Balances				Benefits,	Amortization
	Deferred	Benefits, Policy and				Claims, Losses	of Deferred
	Policy	Contract Claims			Net	and	Policy	Other
	Acquisition	and Other	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Policyholder Funds	Premiums	Revenue	Income (1)	Expenses	Costs	Expenses (2)	Written
2013
Life	$684,084	$4,567,772	$35,935	$293,173	$230,763	345,566	$82,658	$207,520	$—
Annuity	424,158	10,641,769	—	155,162	632,536	193,840	85,756	63,326	—
Health	47,220	352,412	48,269	212,931	11,314	139,762	15,249	46,646	—
Property & Casualty	122,271	896,819	655,674	1,074,260	66,632	746,636	225,131	128,437	1,069,694
Corportate & Other	—	—	—	—	75,565	—	—	57,122	—

Total	$1,277,733	$16,458,772	$739,878	$1,735,526	$1,016,810	$1,425,804	$408,794	$503,051	$1,069,694

2012
Life	$653,416	$4,407,753	$36,056	$281,621	$235,712	$340,003	$73,710	$183,040	$—
Annuity	406,540	11,035,348	—	116,393	603,349	156,619	90,523	45,317	—
Health	49,206	376,173	50,366	223,773	11,789	155,825	16,908	44,966	—
Property & Casualty	138,513	896,660	671,110	1,082,386	69,604	793,281	227,749	120,888	1,047,211
Corportate & Other	—	—	—	—	64,944	—	—	61,535	—

Total	$1,247,675	$16,715,934	$757,532	$1,704,173	$985,398	$1,445,728	$408,890	$455,746	$1,047,211

2011
Life	$651,580	$4,402,115	$38,852	$277,724	$238,275	$344,328	$74,775	$173,188	$—
Annuity	463,036	10,878,074	4	94,753	577,707	135,735	86,852	72,201	—
Health	55,096	367,531	55,811	231,793	13,413	159,289	20,987	47,160	—
Property & Casualty	150,981	911,073	702,731	1,144,342	72,071	873,208	226,675	124,336	1,137,445
Corportate & Other	—	—	—	—	66,699	—	—	45,021	—

Total	$1,320,693	$16,558,793	$797,398	$1,748,612	$968,165	$1,512,560	$409,289	$461,906	$1,137,445

(1)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital & surplus.
(2)	Identifiable expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium ratio within the respective lines.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

(in thousands)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net
Year Ended December 31, 2013
Life insurance in-force	$80,038,270	$30,577,123	$32,019	$49,493,166	0.2%

Premiums earned
Life and annuity	$541,025	$93,240	$550	$448,335	0.5
Accident and health	271,847	240,505	181,589	212,931	71.5
Property and casualty	1,157,528	90,196	6,928	1,074,260	0.5

Total premiums	$1,970,400	$423,941	$189,067	$1,735,526	10.9

Year Ended December 31, 2012
Life insurance in-force	$72,884,984	$30,477,364	$103,576	$42,511,196	0.2

Premiums earned
Life and annuity	$488,891	$93,066	$2,189	$398,014	0.7
Accident and health	269,373	197,759	152,159	223,773	63.9
Property and casualty	1,212,814	135,598	5,170	1,082,386	0.4

Total premiums	$1,971,078	$426,423	$159,518	$1,704,173	9.4

Year Ended December 31, 2011
Life insurance in-force	$69,912,598	$31,659,740	$244,028	$38,496,886	0.6

Premiums earned
Life and annuity	$461,711	$92,208	$2,974	$372,477	0.8
Accident and health	250,788	161,983	142,988	231,793	61.7
Property and casualty	1,266,411	126,237	4,168	1,144,342	0.4

Total premiums	$1,978,910	$380,428	$150,130	$1,748,612	8.6%

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

		Additions	Deductions
	Balance at				Balance at
	Beginning of	Charged to		Change in	End of
	Period	Expense	Written off	Estimate (1)	Period
2013
Investment valuation allowances:
Mortgage loans on real estate	$12,012	$171	$—	$(2)	$12,181

2012
Investment valuation allowances:
Mortgage loans on real estate	$11,321	$2,973	$(2,277)	$(5)	$12,012

2011
Investment valuation allowances:
Mortgage loans on real estate	$13,788	$—	$(1,900)	$(567)	$11,321

(1)	Decrease in the required valuation allowance for mortgage loans as a result of changes to the estimate in calculating the mortgage loan allowance based on enhanced methodology.

See accompanying Report of Independent Registered Public Accounting Firm.