Form 10-Q
period 2014-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2014-05-06
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

As of May 1, 2014, there were 26,871,752 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $8,943,092 and $8,823,068)	$8,498,386	$8,491,347
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,692,767 and $4,456,391)	4,891,623	4,599,673
Equity securities, at fair value (Cost $739,098 and $741,080)	1,424,143	1,410,608
Mortgage loans on real estate, net of allowance	3,290,795	3,299,242
Policy loans	399,348	397,407
Investment real estate, net of accumulated depreciation of $208,089 and $211,575	491,079	507,142
Short-term investments	245,601	495,386
Other invested assets	178,727	201,442

Total investments	19,419,702	19,402,247

Cash and cash equivalents	169,225	117,946
Investments in unconsolidated affiliates	348,515	341,012
Accrued investment income	204,766	194,830
Reinsurance recoverables	410,307	414,743
Prepaid reinsurance premiums	54,695	57,869
Premiums due and other receivables	275,535	279,929
Deferred policy acquisition costs	1,258,671	1,277,733
Property and equipment, net	109,237	107,070
Current tax receivable	9,638	18,507
Other assets	151,237	142,043
Separate account assets	981,739	970,954

Total assets	$23,393,267	$23,324,883

LIABILITIES
Future policy benefits
Life	$2,723,063	$2,677,213
Annuity	938,207	903,437
Accident and health	61,520	71,941
Policyholders’ account balances	11,018,772	11,181,650
Policy and contract claims	1,313,157	1,297,646
Unearned premium reserve	749,984	739,878
Other policyholder funds	330,460	326,885
Liability for retirement benefits	147,999	160,853
Notes payable	113,066	113,849
Deferred tax liabilities, net	254,148	220,428
Other liabilities	490,962	456,818
Separate account liabilities	981,739	970,954

Total liabilities	19,123,077	19,121,552

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000 Issued 30,832,449 and 30,832,449, Outstanding 26,911,752 and 26,895,188 shares	30,832	30,832
Additional paid-in capital	6,776	4,650
Accumulated other comprehensive income	447,297	413,712
Retained earnings	3,870,968	3,838,821
Treasury stock, at cost	(97,219)	(97,441)

Total American National stockholders’ equity	4,258,654	4,190,574
Noncontrolling interest	11,536	12,757

Total stockholders’ equity	4,270,190	4,203,331

Total liabilities and stockholders’ equity	$23,393,267	$23,324,883

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended March 31,
	2014	2013
PREMIUMS AND OTHER REVENUE
Premiums
Life	$71,995	$68,655
Annuity	66,936	32,696
Accident and health	55,336	52,729
Property and casualty	270,608	265,689
Other policy revenues	55,927	49,998
Net investment income	218,823	251,366
Realized investment gains (losses)	26,446	18,538
Other-than-temporary impairments	(975)	(1,587)
Other income	7,340	6,961

Total premiums and other revenues	772,436	745,045

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	91,280	81,502
Annuity	77,452	40,695
Claims incurred
Accident and health	43,929	38,968
Property and casualty	178,512	189,594
Interest credited to policyholders’ account balances	83,412	111,106
Commissions for acquiring and servicing policies	98,435	85,123
Other operating expenses	118,524	124,575
Change in deferred policy acquisition costs	6,424	11,334

Total benefits, losses and expenses	697,968	682,897

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	74,468	62,148

Less: Provision (benefit) for federal income taxes
Current	12,360	4,964
Deferred	9,127	6,353

Total provision (benefit) for federal income taxes	21,487	11,317
Equity in earnings (losses) of unconsolidated affiliates, net of tax	(859)	8,577

Net income (loss)	52,122	59,408
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(756)	(563)

Net income (loss) attributable to American National	$52,878	$59,971

Amounts available to American National common stockholders
Earnings per share
Basic	$1.97	$2.24
Diluted	1.96	2.23
Cash dividends to common stockholders	0.77	0.77
Weighted average common shares outstanding	26,792,281	26,763,896
Weighted average common shares outstanding and dilutive potential common shares	26,925,152	26,887,151

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended March 31,
	2014	2013
Net income (loss)	$52,122	$59,408

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	33,834	62,719
Foreign currency transaction and translation adjustments	(966)	149
Defined pension benefit plan adjustment	717	2,876

Other comprehensive income (loss), net of tax	33,585	65,744

Total comprehensive income (loss)	85,707	125,152

Less: Comprehensive income (loss) attributable to noncontrolling interest	(756)	(563)

Total comprehensive income (loss) attributable to American National	$86,463	$125,715

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Three months ended March 31,
	2014	2013
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	4,650	—
Reissuance of treasury shares	1,621	2,920
Income tax effect from restricted stock arrangement	—	79
Amortization of restricted stock	505	(297)

Balance at end of period	6,776	2,702

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	413,712	242,010
Other comprehensive income (loss)	33,585	65,744

Balance at end of the period	447,297	307,754

Retained Earnings
Balance as of January 1,	3,838,821	3,653,280
Net income (loss) attributable to American National	52,878	59,971
Cash dividends to common stockholders	(20,731)	(20,710)

Balance at end of the period	3,870,968	3,692,541

Treasury Stock
Balance as of January 1,	(97,441)	(98,286)
Reissuance of treasury shares	222	821

Balance at end of the period	(97,219)	(97,465)

Noncontrolling Interest
Balance as of January 1,	12,757	11,491
Contributions	42	1
Distributions	—	(21)
Gain (loss) attributable to noncontrolling interest	(756)	(563)
Cumulative tax adjustment	(507)	—

Balance at end of the period	11,536	10,908

Total Stockholders’ Equity	$4,270,190	$3,947,272

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$52,122	$59,408
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Realized investment (gains) losses	(26,446)	(18,538)
Other-than-temporary impairments	975	1,587
Accretion (amortization) of discounts, premiums and loan origination fees	3,400	389
Net capitalized interest on policy loans and mortgage loans	(8,298)	(7,633)
Depreciation	7,350	8,452
Interest credited to policyholders’ account balances	83,412	111,106
Charges to policyholders’ account balances	(55,927)	(49,998)
Deferred federal income tax (benefit) expense	9,127	6,353
Equity in (earnings) losses of unconsolidated affiliates	859	(8,577)
Distributions from equity method investments	2,688	9,760
Changes in
Policyholder liabilities	94,640	23,743
Deferred policy acquisition costs	6,424	11,334
Reinsurance recoverables	4,436	11,446
Premiums due and other receivables	4,245	(3,604)
Prepaid reinsurance premiums	3,174	3,734
Accrued investment income	(9,936)	(1,419)
Current tax receivable/payable	8,869	9,330
Liability for retirement benefits	(12,854)	2,793
Other, net	17,803	(52,038)

Net cash provided by (used in) operating activities	186,063	117,628

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	176,063	448,034
Available-for-sale securities	292,496	242,983
Investment real estate	27,650	8,597
Mortgage loans	85,094	111,110
Policy loans	13,357	16,718
Other invested assets	28,700	12,263
Disposals of property and equipment	157	1,613
Distributions from unconsolidated affiliates	994	11,664
Payment for the purchase/origination of
Held-to-maturity securities	(193,554)	(505,265)
Available-for-sale securities	(487,904)	(363,428)
Investment real estate	(5,539)	(10,426)
Mortgage loans	(81,600)	(136,576)
Policy loans	(5,524)	(5,967)
Other invested assets	(4,640)	(11,709)
Additions to property and equipment	(5,449)	(2,838)
Contributions to unconsolidated affiliates	(17,260)	(23,653)
Change in short-term investments	249,785	79,985
Other, net	4,225	903

Net cash provided by (used in) investing activities	77,051	(125,992)

FINANCING ACTIVITIES
Policyholders’ account deposits	265,636	219,078
Policyholders’ account withdrawals	(455,999)	(381,556)
Change in notes payable	(783)	1,743
Dividends to stockholders	(20,731)	(20,710)
Proceeds from (payments to) noncontrolling interest	42	(20)

Net cash provided by (used in) financing activities	(211,835)	(181,465)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,279	(189,829)
Beginning of the period	117,946	303,008

End of period	$169,225	$113,179

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

The interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2013. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards—The Financial Accounting Standards Board (“FASB”) issued the following accounting guidance relevant to American National, including technical amendments and corrections to make the accounting standards easier to understand and fair value measurement easier to apply. Each became effective for American National on January 1, 2014 and, unless stated otherwise, did not have a material effect on the consolidated financial statements.

Guidance that amends the disclosures about offsetting assets and liabilities. This guidance requires disclosures of both gross and net information about offsetting and related arrangements. Subsequently, amendments were issued to clarify the scope of this guidance covering only those derivatives that are either offsets in accordance with the right of setoff conditions, the balance sheet netting criteria or subject to an enforceable master netting arrangement or similar agreement.

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

Guidance that allows investors to elect the use of proportional amortization methods to account for investments in qualified affordable housing projects, if certain conditions are met. The new guidance replaces the effective yield method and allows an investor to amortize the cost of its investment, in proportion to the tax credits and other tax benefits it receives, to income tax expense. The guidance requires new disclosure for all investors and for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments.

Future Adoption of New Accounting Standards—The FASB issued various accounting guidance through May 2014, none of which was relevant to American National.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$340,902	$21,994	$(185)	$362,711
Foreign governments	29,107	2,318	—	31,425
Corporate debt securities	7,725,136	460,202	(62,822)	8,122,516
Residential mortgage-backed securities	384,034	23,142	(2,014)	405,162
Collateralized debt securities	2,244	205	—	2,449
Other debt securities	16,963	1,866	—	18,829

Total bonds held-to-maturity	8,498,386	509,727	(65,021)	8,943,092

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	23,430	779	—	24,209
U.S. states and political subdivisions	656,927	26,722	(8,159)	675,490
Foreign governments	5,000	1,823	—	6,823
Corporate debt securities	3,938,393	200,597	(25,628)	4,113,362
Residential mortgage-backed securities	55,475	2,629	(742)	57,362
Collateralized debt securities	13,542	1,054	(219)	14,377

Total bonds available-for-sale	4,692,767	233,604	(34,748)	4,891,623

Equity securities
Common stock	716,266	669,913	(3,021)	1,383,158
Preferred stock	22,832	18,325	(172)	40,985

Total equity securities	739,098	688,238	(3,193)	1,424,143

Total investments in securities	$13,930,251	$1,431,569	$(102,962)	$15,258,858

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,738	$6	$—	$1,744
U.S. states and political subdivisions	346,240	16,945	(529)	362,656
Foreign governments	29,099	2,505	—	31,604
Corporate debt securities	7,700,559	410,232	(116,900)	7,993,891
Residential mortgage-backed securities	400,619	20,711	(2,647)	418,683
Collateralized debt securities	2,366	225	—	2,591
Other debt securities	10,726	1,173	—	11,899

Total bonds held-to-maturity	8,491,347	451,797	(120,076)	8,823,068

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	21,751	725	—	22,476
U.S. states and political subdivisions	630,199	22,118	(13,756)	638,561
Foreign governments	5,000	1,649	—	6,649
Corporate debt securities	3,689,349	171,717	(54,033)	3,807,033
Residential mortgage-backed securities	61,135	2,940	(1,068)	63,007
Commercial mortgage-backed securities	18,223	11,037	—	29,260
Collateralized debt securities	13,884	1,320	(18)	15,186
Other debt securities	16,850	679	(28)	17,501

Total bonds available-for-sale	4,456,391	212,185	(68,903)	4,599,673

Equity securities
Common stock	717,390	653,967	(2,362)	1,368,995
Preferred stock	23,690	18,301	(378)	41,613

Total equity securities	741,080	672,268	(2,740)	1,410,608

Total investments in securities	$13,688,818	$1,336,250	$(191,719)	$14,833,349

The amortized costs and fair values, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2014
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$606,812	$623,078	$477,328	$486,594
Due after one year through five years	2,224,806	2,437,297	975,504	1,065,243
Due after five years through ten years	5,164,391	5,358,905	2,779,775	2,865,769
Due after ten years	496,526	518,787	455,160	469,030
Without single maturity date	5,851	5,025	5,000	4,987

Total	$8,498,386	$8,943,092	$4,692,767	$4,891,623

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2014	2013
Proceeds from sales of available-for-sale securities	$81,664	$76,857
Gross realized gains	19,943	10,738
Gross realized losses	(2,122)	(522)

All gains and losses for securities sold throughout the quarter were determined using specific identification of the securities sold. During the three months ended March 31, 2014 and 2013, bonds with a carrying value of $14,818,000 and $13,492,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An unrealized gain of $339,000 and loss of $263,000 were established at the time of the transfers in 2014 and 2013, respectively following the transfers at fair value.

Change in net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Three months ended March 31,
	2014	2013
Bonds available-for-sale	$55,574	$2,026
Equity securities	15,517	101,906

Change in net unrealized gains (losses) on securities during the year	71,091	103,932
Adjustments for
Deferred policy acquisition costs	(12,638)	(2,106)
Participating policyholders’ interest	(4,751)	(5,091)
Deferred federal income tax benefit (expense)	(19,868)	(34,016)

Change in net unrealized gains (losses) on securities, net of tax	$33,834	$62,719

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	March 31, 2014
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(152)	$6,183	$(33)	$139	$(185)	$6,322
Corporate debt securities	(54,480)	1,326,777	(8,342)	106,517	(62,822)	1,433,294
Residential mortgage-backed securities	(1,304)	26,922	(710)	11,527	(2,014)	38,449

Total bonds held-to-maturity	(55,936)	1,359,882	(9,085)	118,183	(65,021)	1,478,065

Fixed maturity securities, bonds available-for-sale
U.S. Treasury & other U.S. Gov corporations and agencies	—	1,686	—	—	—	1,686
U.S. states and political subdivisions	(6,726)	131,622	(1,433)	18,447	(8,159)	150,069
Corporate debt securities	(21,546)	742,755	(4,082)	109,514	(25,628)	852,269
Residential mortgage-backed securities	(636)	12,018	(106)	1,801	(742)	13,819
Collateralized debt securities	(205)	1,850	(14)	560	(219)	2,410

Total bonds available-for-sale	(29,113)	889,931	(5,635)	130,322	(34,748)	1,020,253

Equity securities
Common stock	(3,021)	40,162	—	—	(3,021)	40,162
Preferred stock	(172)	2,828	—	—	(172)	2,828

Total equity securities	(3,193)	42,990	—	—	(3,193)	42,990

Total	$(88,242)	$2,292,803	$(14,720)	$248,505	$(102,962)	$2,541,308

	December 31, 2013
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(529)	$22,430	$—	$—	$(529)	$22,430
Corporate debt securities	(104,308)	1,916,758	(12,592)	109,603	(116,900)	2,026,361
Residential mortgage-backed securities	(1,718)	31,715	(929)	13,514	(2,647)	45,229

Total bonds held-to-maturity	(106,555)	1,970,903	(13,521)	123,117	(120,076)	2,094,020

Fixed maturity securities, bonds available-for-sale
U.S. Treasury & other U.S. Gov corporations and agencies	—	725	—	—	—	725
U.S. states and political subdivisions	(13,271)	168,093	(485)	2,905	(13,756)	170,998
Corporate debt securities	(49,198)	1,083,677	(4,835)	92,004	(54,033)	1,175,681
Residential mortgage-backed securities	(978)	16,835	(90)	1,872	(1,068)	18,707
Collateralized debt securities	(3)	205	(15)	587	(18)	792
Other debt securities	(28)	10,027	—	—	(28)	10,027

Total bonds available-for-sale	(63,478)	1,279,562	(5,425)	97,368	(68,903)	1,376,930

Equity securities
Common stock	(2,362)	29,978	—	—	(2,362)	29,978
Preferred stock	(378)	6,123	—	—	(378)	6,123

Total equity securities	(2,740)	36,101	—	—	(2,740)	36,101

Total	$(172,773)	$3,286,566	$(18,946)	$220,485	$(191,719)	$3,507,051

As of March 31, 2014, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

Bonds distributed by credit quality rating, using both S&P and Moody’s ratings, are shown below:

	March 31, 2014	December 31, 2013
AAA	4.8%	4.9%
AA	11.4	11.3
A	40.4	40.7
BBB	39.8	39.2
BB and below	3.6	3.9

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	March 31, 2014	December 31, 2013
Consumer goods	19.3%	19.8%
Energy and utilities	15.1	15.0
Financials	19.3	19.3
Healthcare	13.1	12.7
Industrials	8.8	9.0
Information technology	15.9	15.7
Other	8.5	8.5

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and location of the underlying collateral. Mortgage loans by property-type and geographic distribution are as follows:

	March 31, 2014	December 31, 2013
Hotel and motel	10.1%	10.0%
Industrial	24.4	24.9
Office	33.8	34.0
Retail	19.2	19.6
Other	12.5	11.5

Total	100.0%	100.0%

	March 31, 2014	December 31, 2013
East North Central	19.8%	19.3%
East South Central	5.8	6.8
Mountain	9.6	10.0
Pacific	12.2	12.3
South Atlantic	20.0	19.6
West South Central	27.0	26.4
Other	5.6	5.6

Total	100.0%	100.0%

As of March 31, 2014, American National was in the process of foreclosure on one loan with a recorded investment of $5,945,000; there were no loans foreclosed in the same period in 2013. No loans were sold in the three months ended March 31, 2014 and 2013.

Credit Quality

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
March 31, 2014
Industrial	$—	$—	$—	$—	$803,743	$803,743
Office	—	—	5,945	5,945	1,109,897	1,115,842
Retail	—	—	—	—	636,817	636,817
Other	—	—	—	—	747,301	747,301

Total	$—	$—	$5,945	$5,945	$3,297,758	3,303,703

Allowance for loan losses						12,908

Mortgage loans on real estate, net of allowance						$3,290,795

December 31, 2013
Industrial	$—	$—	$2,739	$2,739	$821,741	$824,480
Office	—	—	—	—	1,124,818	1,124,818
Retail	—	—	—	—	651,236	651,236
Other	—	—	—	—	710,889	710,889

Total	$—	$—	$2,739	$2,739	$3,308,684	3,311,423

Allowance for loan losses						12,181

Mortgage loans on real estate, net of allowance						$3,299,242

Commercial mortgage loans placed on nonaccrual status are shown below (in thousands):

	March 31,	December 31,
	2014	2013
Industrial	$—	$2,739
Office	5,945	—

Total mortgage loans are net of unamortized discounts of $805,000 and $852,000 and unamortized origination fees of $17,110,000 and $15,709,000 at March 31, 2014 and December 31, 2013, respectively. No unearned income is included in these amounts.

Allowance for Credit Losses

Loans not evaluated individually for collectability are segregated by property-type and location, and allowance factors are applied. These factors are developed annually and reviewed quarterly based on our historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain property types and in certain regions based on loss experience or a blended historical loss factor.

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Three months ended
	March 31,
	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment
Beginning balance, 2014	$11,688	$493
Change in allowance	728	—

Ending balance, 2014	$12,416	$493

At March 31, 2014 and December 31, 2013, the recorded investment for loans collectively evaluated for impairment was $3,286,891,000 and $3,294,235,000 respectively, and the recorded investment for loans individually evaluated for impairment was $16,813,000 and $17,188,000, respectively.

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded
Retail	$493	$—	$493	$—

Total	$493	$—	$493	$—

Without an allowance recorded
Office	$12,377	$204	$36,489	$613
Industrial	2,721	45	17,180	283
Other	1,410	17	55,272	924

Total	$16,508	$266	$108,941	$1,820

	March 31, 2014		December 31, 2013
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
With an allowance recorded
Retail	$493	$493	$493	$493

Total	$493	$493	$493	$493

Without an allowance recorded
Office	$12,378	$12,378	$12,377	$12,377
Industrial	2,702	2,702	2,739	2,739
Retail	1,240	1,240	1,579	1,579

Total	$16,320	$16,320	$16,695	$16,695

Troubled Debt Restructurings

American National has granted concessions to mortgage loan borrowers related to their ability to pay the loans which are classified as troubled debt restructurings. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not decrease significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

The number of mortgage loans and recorded investment in troubled debt restructuring are as follows (in thousands except for number of contracts):

	Three months ended March 31,
	2014			2013
		Recorded	Recorded		Recorded	Recorded
	Number of	investment pre-	investment post	Number of	investment pre-	investment post
	contracts	modification	modification	contracts	modification	modification
Industrial	—	$—	$—	—	$—	$—
Office	1	6,432	6,432	—	—	—

Total	1	$6,432	$6,432	—	$—	$—

There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the period.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type and geographic distribution are as follows:

	March 31, 2014	December 31, 2013
Industrial	12.7%	12.3%
Office	22.4	23.1
Retail	41.8	43.4
Other	23.1	21.2

Total	100.0%	100.0%

	March 31, 2014	December 31, 2013
East North Central	4.4%	7.8%
East South Central	5.5	5.4
Mountain	6.1	6.0
Pacific	6.2	5.5
South Atlantic	12.0	13.4
West South Central	59.1	59.0
Other	6.7	2.9

Total	100.0%	100.0%

American National and its wholly-owned subsidiaries regularly invest in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2014 or 2013.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	March 31, 2014	December 31, 2013
Investment real estate	$124,702	$123,624
Cash and cash equivalents	6,522	2,154
Accrued investment income	179	2,197
Other receivables	9,112	8,488
Other assets	7,052	6,016

Total assets of consolidated VIEs	$147,567	$142,479

Notes payable	$113,066	$113,849
Other liabilities	7,827	6,680

Total liabilities of consolidated VIEs	$120,893	$120,529

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $16,537,000 and $12,782,000 at March 31, 2014 and December 31, 2013, respectively. The current portion of notes payable was $3,025,000 and $3,199,000 at March 31, 2014 and December 31, 2013, respectively. The average interest rate on the current portion of the notes payable was 4.25% during 2014. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, and adjusted LIBOR plus 1.0% LIBOR margin. Of the long-term notes payable, $9,375,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National invests, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all owners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	March 31, 2014		December 31, 2013
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Investment in unconsolidated affiliates	$198,872	$198,872	$195,794	$195,794
Mortgage loans	108,375	108,375	101,648	101,648
Accrued investment income	493	493	454	454

7. DERIVATIVE INSTRUMENTS

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed policies are exposed. Equity-indexed policies include a fixed host universal-life insurance or annuity policies and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands, except the number of instruments):

		March 31, 2014			December 31, 2013
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	371	$924,400	$146,147	394	$951,400	$164,753
Equity-indexed embedded derivative	Policyholders’ account balances	35,703	863,600	155,191	33,579	819,200	148,435

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated	Location in the Consolidated	Three months ended March 31,
as Hedging Instruments	Statements of Operations	2014	2013
Equity-indexed options	Net investment income	$3,985	$24,340
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(2,896)	(20,647)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income is shown below (in thousands):

	Three months ended March 31,
	2014	2013
Bonds	$151,516	$163,433
Equity securities	9,084	6,815
Mortgage loans	51,454	51,785
Real estate	(4,971)	(1,421)
Options	3,985	24,340
Other invested assets	7,755	6,414

Total	$218,823	$251,366

Realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2014	2013
Bonds	$16,619	$3,223
Equity securities	6,531	8,683
Mortgage loans	(728)	288
Real estate	4,963	6,383
Other invested assets	(939)	(39)

Total	$26,446	$18,538

The other-than-temporary-impairment losses are shown below (in thousands):

	Three months ended March 31,
	2014	2013
Bonds	$(41)	$—
Equity securities	(934)	(1,587)

Total	$(975)	$(1,587)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,498,386	$8,943,092	$8,491,347	$8,823,068
Fixed maturity securities, bonds available-for-sale	4,891,623	4,891,623	4,599,673	4,599,673
Equity securities	1,424,143	1,424,143	1,410,608	1,410,608
Equity-indexed options	146,147	146,147	164,753	164,753
Mortgage loans on real estate, net of allowance	3,290,795	3,438,727	3,299,242	3,470,663
Policy loans	399,348	399,348	397,407	397,407
Short-term investments	245,601	245,601	495,386	495,386
Separate account assets	981,739	981,739	970,954	970,954

Total financial assets	$19,877,782	$20,470,420	$19,829,370	$20,332,512

Financial liabilities
Investment contracts	$9,236,868	$9,236,868	$9,423,122	$9,423,122
Embedded derivative liability for equity-indexed contracts	155,191	155,191	148,435	148,435
Notes payable	113,066	113,066	113,849	113,849
Separate account liabilities	981,739	981,739	970,954	970,954

Total financial liabilities	$10,486,864	$10,486,864	$10,656,360	$10,656,360

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

Mortgage Loans—The estimated fair value of mortgage loans is determined on a loan by loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property type, lien priority, payment type and current status.

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

A significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At both March 31, 2014 and December 31, 2013, the one year implied volatility used to estimate embedded derivative value was 15.0%.

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

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2014
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$362,711	$—	$362,711	$—
Foreign governments	31,424	—	31,424	—
Corporate debt securities	8,122,517	—	8,076,602	45,915
Residential mortgage-backed securities	405,162	—	404,169	993
Collateralized debt securities	2,449	—	—	2,449
Other debt securities	18,829	—	18,829	—

Total bonds held-to-maturity	8,943,092	—	8,893,735	49,357

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,209	—	24,209	—
U.S. states and political subdivisions	675,490	—	672,975	2,515
Foreign governments	6,823	—	6,823	—
Corporate debt securities	4,113,362	—	4,107,804	5,558
Residential mortgage-backed securities	57,362	—	55,196	2,166
Collateralized debt securities	14,377	—	12,643	1,734

Total bonds available-for-sale	4,891,623	—	4,879,650	11,973

Equity securities
Common stock	1,383,158	1,383,158	—	—
Preferred stock	40,985	40,985	—	—

Total equity securities	1,424,143	1,424,143	—	—

Options	146,147	—	—	146,147
Mortgage loans on real estate	3,438,727	—	3,438,727	—
Policy loans	399,348	—	—	399,348
Short-term investments	245,601	—	245,601	—
Separate account assets	981,739	—	981,739	—

Total financial assets	$20,470,420	$1,424,143	$18,439,452	$606,825

Financial liabilities
Investment contracts	$9,236,868	$—	$—	$9,236,868
Embedded derivative liability for equity-indexed contracts	155,191	—	—	155,191
Notes payable	113,066	—	—	113,066
Separate account liabilities	981,739	—	981,739	—

Total financial liabilities	$10,486,864	$—	$981,739	$9,505,125

	Fair Value Measurement as of December 31, 2013
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,743	$—	$1,743	$—
U.S. states and political subdivisions	362,657	—	362,657	—
Foreign governments	31,605	—	31,605	—
Corporate debt securities	7,993,891	—	7,950,418	43,473
Residential mortgage-backed securities	418,682	—	417,687	995
Collateralized debt securities	2,591	—	—	2,591
Other debt securities	11,899	—	11,899	—

Total bonds held-to-maturity	8,823,068	—	8,776,009	47,059

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,477	—	22,477	—
U.S. states and political subdivisions	638,560	—	636,040	2,520
Foreign governments	6,649	—	6,649	—
Corporate debt securities	3,807,033	—	3,794,809	12,224
Residential mortgage-backed securities	63,007	—	60,841	2,166
Commercial mortgage-backed securities	29,260	—	—	29,260
Collateralized debt securities	15,186	—	13,052	2,134
Other debt securities	17,501	—	17,501	—

Total bonds available-for-sale	4,599,673	—	4,551,369	48,304

Equity securities
Common stock	1,368,995	1,368,995	—	—
Preferred stock	41,613	41,613	—	—

Total equity securities	1,410,608	1,410,608	—	—

Options	164,753	—	—	164,753
Mortgage loans on real estate	3,470,663	—	3,470,663	—
Policy loans	397,407	—	—	397,407
Short-term investments	495,386	—	495,386	—
Separate account assets	970,954	—	970,954	—

Total financial assets	$20,332,512	$1,410,608	$18,264,381	$657,523

Financial liabilities
Investment contracts	$9,423,122	$—	$—	$9,423,122
Embedded derivative liability for equity-indexed contracts	148,435	—	—	148,435
Notes payable	113,849	—	—	113,849
Separate account liabilities	970,954	—	970,954	—

Total financial liabilities	$10,656,360	$—	$970,954	$9,685,406

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets		Liability
	Investment Securities	Equity- Indexed Options	Embedded Derivative
Beginning balance, 2014	$48,304	$164,753	$148,435
Total realized and unrealized investment gains/losses included in other comprehensive income	(12,194)	—	—
Net fair value change included in realized gains/losses	13,056	—	—
Net gain (loss) for derivatives included in net investment income	—	2,112	—
Net change included in interest credited	—	—	2,896
Purchases, sales and settlements or maturities
Purchases	—	4,673	—
Sales	(37,188)	—	—
Settlements or maturities	(5)	(25,391)	—
Premiums less benefits	—	—	3,860

Ending balance March 31, 2014	$11,973	$146,147	$155,191

Beginning balance, 2013	$107,036	$82,625	$75,032
Total realized and unrealized investment gains/losses Included in other comprehensive income	8,409	—	—
Net fair value change included in realized gains/losses	211	—	—
Net gain (loss) for derivatives included in net investment income	—	22,466	—
Net change included in interest credited	—	—	20,647
Purchases, sales and settlements or maturities
Purchases	2,005	3,290	—
Sales	(3,288)	—	—
Settlements or maturities	—	(3,127)	—
Premiums less benefits	—	—	(1,691)

Ending balance March 31, 2013	$114,373	$105,254	$93,988

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain (loss) of ($11,397,000) and $21,580,000 relating to assets still held at March 31, 2014 and 2013, respectively.

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Beginning balance 2014	$684,084	$424,158	$47,220	$122,271	$1,277,733
Additions	23,288	12,521	4,288	51,852	91,949
Amortization	(18,105)	(19,917)	(4,519)	(55,832)	(98,373)
Effect of change in unrealized gains on available-for-sale securities	(1,775)	(10,863)	—	—	(12,638)

Net change	3,408	(18,259)	(231)	(3,980)	(19,062)

Ending balance at March 31, 2014	$687,492	$405,899	$46,989	$118,291	$1,258,671

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2014	2013
Unpaid claims balance, beginning	$1,096,301	$1,168,047
Less reinsurance recoverables	215,161	256,885

Net beginning balance	881,140	911,162

Incurred related to
Current	229,727	254,035
Prior years	(11,369)	(23,037)

Total incurred claims	218,358	230,998

Paid claims related to
Current	94,693	92,894
Prior years	121,876	133,698

Total paid claims	216,569	226,592

Net balance	882,929	915,568
Plus reinsurance recoverables	214,505	240,844

Unpaid claims balance, ending	$1,097,434	$1,156,412

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $11,369,000 during the first three months of 2014 and $23,037,000 during the same period in 2013.

12. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2014		2013
	Amount	Rate	Amount	Rate
Income tax (benefit) on pre-tax income	$26,064	35.0%	$21,752	35.0%
Tax-exempt investment income	(1,553)	(2.1)	(1,623)	(2.6)
Dividend exclusion	(1,888)	(2.5)	(1,471)	(2.4)
Miscellaneous tax credits, net	(1,551)	(2.1)	(1,961)	(3.2)
Other items, net	415	0.6	(5,380)	(8.6)

	$21,487	28.9%	$11,317	18.2%

American National made a federal tax payment of $808,300 during the three months ended March 31, 2014 and made no payment during the first three months ended March 31, 2013.

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of March 31, 2014 and December 31, 2013. However, if not utilized beforehand, approximately $5,396,000 in ordinary loss tax carryforwards will expire on December 31, 2034.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2006 to 2013 either has been extended or has not expired. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established, and no interest expense was incurred for 2014 or 2013, relating to uncertain tax positions. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in the accumulated other comprehensive income (loss) (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized	Defined Benefit	Foreign
	Gains/(Losses)	Pension Plan	Currency
	on Securities	Adjustments	Adjustments	AOCI
Beginning balance 2014	$457,937	$(43,884)	$(341)	$413,712
Amounts reclassified from AOCI (net of tax benefit $7,289 and expense $386)	(13,536)	717	—	(12,819)
Unrealized holding gains (losses) arising during the period (net of tax expense $32,171)	59,745			59,745
Unrealized adjustment to DAC (net of tax benefit $3,351)	(9,287)			(9,287)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $1,663)	(3,088)			(3,088)
Foreign currency adjustment (net of tax benefit $520)			(966)	(966)

Ending balance at March 31, 2014	$491,771	$(43,167)	$(1,307)	$447,297

	Net Unrealized	Defined Benefit	Foreign
	Gains/(Losses)	Pension Plan	Currency
	on Securities	Adjustments	Adjustments	AOCI
Beginning balance 2013	$370,842	$(129,003)	$171	$242,010
Amounts reclassified from AOCI (net of tax benefit $3,434 and expense $1,549)	(5,979)	2,876	—	(3,103)
Unrealized holding gains (losses) arising during the period (net of tax expense $39,671)	73,674			73,674
Unrealized adjustment to DAC (net of tax benefit $439)	(1,667)			(1,667)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $1,782)	(3,309)			(3,309)
Foreign currency adjustment (net of tax expense $80)			149	149

Ending balance at March 31, 2013	$433,561	$(126,127)	$320	$307,754

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31,	December 31,
	2014	2013
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,920,697)	(3,937,261)

Outstanding shares	26,911,752	26,895,188
Restricted shares	(190,667)	(190,667)

Unrestricted outstanding shares	26,721,085	26,704,521

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

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
		Weighted-		Weighted-Average		Weighted-Average
		Average Grant		Grant Date Fair		Grant Date Fair
	Shares	Date Fair Value	Shares	Value	Units	Value
Outstanding at December 31, 2013	74,435	$114.08	190,667	$107.54	121,369	$76.23
Granted	—	—	—	—	66,383	113.49
Exercised	(833)	94.47	—	—	(51,433)	76.17
Forfeited	—	—	—	—	(50)	113.49
Expired	—	—	—	—	—	—

Outstanding at March 31, 2014	73,602	$114.30	190,667	$107.54	136,269	$94.83

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	2.00	4.20	2.40
Exercisable shares	72,674	N/A	—
Weighted-average exercise price	$114.30	$107.54	$94.83
Weighted-average exercise price exercisable shares	114.66	N/A	N/A
Compensation expense (credits)
Three months ended March 31, 2014	$9,000	$505,000	$4,814,000
Three months ended March 31, 2013	32,000	505,000	5,563,000
Fair value of liability award
March 31, 2014	$181,000	N/A	$13,786,000
December 31, 2013	376,000	N/A	15,018,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

Effective December 31, 2012, the settlement provision within outstanding RSU awards was modified to allow the recipient of the awards to settle the vested RSUs in either cash or American National’s common stock. This change in the settlement provision is expected to apply to all future issuance of RSU awards. Prior to the modification, vested RSUs were converted to American National’s common stock on a one-for-one basis. This modification changes the award classification from an equity to a liability award. At the date of modification, American National recorded a liability of $7,974,000 with a corresponding reduction in additional paid-in capital. The liability will be re-measured and adjusted for changes in the fair value each reporting period through the vesting date. RSUs generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. The modification, which was applied consistently to all participants, resulted in an incremental cost of $5,174,000 and $1,408,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows (in thousands, except share-related data):

	Three months ended March 31,
	2014	2013
Weighted average shares outstanding	26,792,281	26,763,896
Incremental shares from RS awards and RSUs	132,871	123,255

Total shares for diluted calculations	26,925,152	26,887,151

Net income (loss) attributable to American National	$52,878	$59,971
Basic earnings per share	$1.97	$2.24
Diluted earnings per share	1.96	2.23

Statutory Capital and Surplus

Risk Based Capital (“RBC”) requirements are measures insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2014 and December 31, 2013, American National Insurance Company’s statutory capital and surplus was $2,696,656,000 and $2,667,589,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at March 31, 2014 and December 31, 2013, substantially above each subsidiary’s authorized control level RBC.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $59,732,000 and $58,207,000 at March 31, 2014 and 2013, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31,	December 31,
	2014	2013
Statutory capital and surplus
Life insurance entities	$2,117,917	$2,094,231
Property and casualty insurance entities	578,739	573,358

	Three months ended
	March 31,
	2014	2013
Statutory net income
Life insurance entities	$55,054	$42,272
Property and casualty insurance entities	23,176	10,369

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by state laws. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of prior year statutory net income from operations on an annual, non-cumulative basis, or 10% of prior year statutory surplus. Under Texas insurance law, American National Insurance Company is permitted to pay total dividends of $269,666,000 during 2014 without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at March 31, 2014 and December 31, 2013.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $4,786,000 and $6,007,000 at March 31, 2014 and December 31, 2013, respectively.

15. SEGMENT INFORMATION

Management organizes the business into five operating segments:

•	Life—markets whole, term, universal, indexed and variable life insurance on a national basis primarily through career and multiple-line agents, independent agents and direct marketing channels.

•	Annuity—offers fixed, indexed, and variable annuity products. These products are sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.

•	Health—primary lines of business are Medicare supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.

•	Property and Casualty—writes personal, agricultural and commercial coverages and credit-related property insurance. These products are sold through multiple-line and independent agents.

•	Corporate and Other—consists of net investment income from investments not allocated to the insurance segments and revenues from non-insurance operations.

The accounting policies of the segments are the same as those described in Note 2 to American National’s annual report on form 10-K. All revenue and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations by operating segments (in thousands):

	Three months ended March 31,
	2014	2013
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$(1,822)	$6,004
Annuity	17,705	27,334
Health	(546)	(686)
Property and casualty	29,512	12,909
Corporate and other	29,619	16,587

Total	$74,468	$62,148

16. COMMITMENTS AND CONTINGENCIES

Commitments

American National had aggregate commitments at March 31, 2014, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $464,057,000 of which $296,391,000 is expected to be funded in 2014. The remaining $167,666,000 will be funded in 2015 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2014 and December 31, 2013, the outstanding letters of credit were $14,277,000 and $15,560,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on September 30, 2014. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2014, was approximately $206,376,000, while the total cash values of the related life insurance policies was approximately $211,401,000.

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

17. RELATED PARTY TRANSACTIONS

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to/(from) American National
		Three months ended March 31,		March 31,	December 31,
Related Party	Financial Statement Line Impacted	2014	2013	2014	2013
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$300	$280	$7,442	$7,742
Gal-Tex Hotel Corporation	Net investment income	139	159	45	47
Greer, Herz and Adams, LLP	Other operating expenses	2,854	2,131	(474)	(284)

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

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2014 and 2013 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not a guarantee of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2013 Annual Report on Form 10-K filed with the SEC on February 28th, 2014, and they include among others:

•	Economic Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

•	Operational Risk Factors

•	differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for establishing liabilities and reserves or for other purposes;

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	Investment and Financial Market Risk Factors

•	fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;

•	lack of liquidity for certain of our investments;

•	risk of investment losses and defaults;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our Medicare Supplement business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	the effects of extensive government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability and adequacy of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions; and

•	control of our company by a small number of stockholders.

Overview

We are a diversified insurance and financial services company, offering a broad spectrum of insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.

General Trends

American National had no material changes to the general trends, as discussed in the MD&A included in our 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014. There have been no material changes in accounting policies since December 31, 2013.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2014	2013	Change
Premiums and other revenues
Premiums	$464,875	$419,769	$45,106
Other policy revenues	55,927	49,998	5,929
Net investment income	218,823	251,366	(32,543)
Realized investments gains (losses), net	25,471	16,951	8,520
Other income	7,340	6,961	379

Total premiums and other revenues	772,436	745,045	27,391

Benefits, losses and expenses
Policyholder benefits	168,732	122,197	46,535
Claims incurred	222,441	228,562	(6,121)
Interest credited to policyholders’ account balances	83,412	111,106	(27,694)
Commissions for acquiring and servicing policies	98,435	85,123	13,312
Other operating expenses	118,524	124,575	(6,051)
Change in deferred policy acquisition costs (1)	6,424	11,334	(4,910)

Total benefits and expenses	697,968	682,897	15,071

Income (loss) before other items and federal income taxes	$74,468	$62,148	$12,320

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Consolidated earnings increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of a decrease in claims incurred in the Property and Casualty segment, in addition there was an increase in realized gains partially offset by an increase in life insurance claims and lower annuity margins.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2014	2013	Change
Premiums and other revenues
Premiums	$71,995	$68,655	$3,340
Other policy revenues	51,609	46,358	5,251
Net investment income	57,358	56,949	409
Other income	337	507	(170)

Total premiums and other revenues	181,299	172,469	8,830

Benefits, losses and expenses
Policyholder benefits	91,280	81,502	9,778
Interest credited to policyholders’ account balances	15,745	12,787	2,958
Commissions for acquiring and servicing policies	29,463	25,589	3,874
Other operating expenses	51,816	52,536	(720)
Change in deferred policy acquisition costs (1)	(5,183)	(5,949)	766

Total benefits and expenses	183,121	166,465	16,656

Income before other item sand federal income taxes	$(1,822)	$6,004	$(7,826)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the quarter ended March 31, 2014 compared to 2013 primarily due to an increase in policyholder benefits as a percentage of revenues caused by an increase in claims.

Premiums and other policy revenues

Premiums increased during the quarter ended March 31, 2014 compared to 2013 primarily as a result of an increase in term life insurance products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase in interest-sensitive life policies contributed to the increase in these charges during the quarter ended March 31, 2014 compared to 2013.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies written by an insurance company during the period (in thousands):

	Three months ended March 31,
	2014	2013	Change
Whole life	$6,728	$6,680	$48
Term life	7,521	7,401	120
Universal life	8,979	8,124	855

Total recurring	$23,228	$22,205	$1,023

Single and excess (1)	$455	$633	$(178)
Credit life (1)	903	919	(16)

(1)	These are weighted amounts representing 10% of single and excess premiums and 15% of credit life premuims.

Life insurance sales based on annualized premium aggregate the total yearly premium that insurance companies would expect to receive if all policies remain in force, plus 10% of single and excess premiums and 15% of credit life premium. Life insurance sales measure activity associated with gaining new insurance business in the current period whereas GAAP premium revenues are associated with policies sold in current and prior periods; therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Life insurance sales increased during the quarter ended March 31, 2014 compared to 2013 driven by a continued focus on the life segment, including enhancements to product features and offerings. Universal life sales consisting primarily of equity-indexed universal life products, contributed to the growing block of interest-sensitive life insurance policies.

Benefits, losses and expenses

Policyholder benefits increased during the first quarter of 2014 compared to 2013 primarily due to an increase in claims.

Commissions increased during the quarter ended March 31, 2014 compared to 2013, primarily due to increased sales.

Other operating expenses were relatively unchanged during the quarter ended March 31, 2014 compared to 2013.

The following table presents the components of the change in DAC (in thousands), which increased expenses due to a decrease in acquisition cost capitalized.

	Three months ended March 31,
	2014	2013	Change
Acquisition cost capitalized	$23,288	$25,908	$(2,620)
Amortization of DAC	(18,105)	(19,959)	1,854

Net change in DAC (1)	$5,183	$5,949	$(766)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Policy in-force information

The following table summarizes changes in the Life insurance in-force amounts (in thousands) and number of policies in-force:

	March 31,	December 31,
	2014	2013	Change
Life insurance in-force
Traditional life	$55,924,940	$54,788,898	$1,136,042
Interest-sensitive life	25,452,771	25,281,391	171,380

Total life insurance in-force	$81,377,711	$80,070,289	$1,307,422

Number of policies in-force
Traditional life	1,989,463	2,002,602	(13,139)
Interest-sensitive life	198,881	196,949	1,932

Total number of policies	2,188,344	2,199,551	(11,207)

Total life insurance in-force increased during 2014 compared to 2013, while the total number of policies decreased over the same period. The increases in traditional life in-force amounts are believed to be attributed to the attractiveness of our portfolio of products and the ease of doing business. The decrease in our policy count for 2014 is attributable to fewer policies being sold as compared to the number of claims, surrenders and lapses.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2014	2013	Change
Premiums and other revenues
Premiums	$66,936	$32,696	$34,240
Other policy revenues	4,318	3,640	678
Net investment income	130,314	164,045	(33,731)
Other income	—	50	(50)

Total premiums and other revenues	201,568	200,431	1,137

Benefits, losses and expenses
Policyholder benefits	77,452	40,695	36,757
Interest credited to policyholders’ account balances	67,667	98,319	(30,652)
Commissions for acquiring and servicing policies	13,564	10,393	3,171
Other operating expenses	17,784	14,267	3,517
Change in deferred policy acquisition costs (1)	7,396	9,423	(2,027)

Total benefits and expenses	183,863	173,097	10,766

Income before other items and federal income taxes	$17,705	$27,334	$(9,629)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the quarter ended March 31, 2014 compared to 2013, primarily due to higher operating expenses attributable to the higher premium volume and a decrease in investment margins, partly due to a decrease in deferred annuity reserves.

Premiums and other policy revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2014	2013	Change
Fixed deferred annuity	$95,457	$64,994	$30,463
Single premium immediate annuity	86,008	56,753	29,255
Equity-indexed deferred annuity	50,585	37,192	13,393
Variable deferred annuity	34,540	29,166	5,374

Total premium and deposits	266,590	188,105	78,485
Less: Policy deposits	199,654	155,409	44,245

Total earned premiums	$66,936	$32,696	$34,240

We monitor account values and changes in those values (shown below in thousands) as key indicators of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes:

	Three months ended March 31,
	2014	2013
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,355,946	$9,803,197
Net inflows	104,238	58,397
Surrenders	(343,084)	(272,265)
Fees	(2,856)	(2,362)
Interest credited	67,460	96,784

Account value, end of period	$9,181,704	$9,683,751

Single premium immediate annuity
Reserve, beginning of period	$1,199,276	$1,075,638
Net inflows	43,153	17,524
Interest and mortality	7,896	9,419

Reserve, end of period	$1,250,325	$1,102,581

Variable deferred annuity
Account value, beginning of period	$489,305	$417,645
Net inflows	34,253	28,471
Surrenders	(40,321)	(30,439)
Fees	(1,411)	(1,248)
Change in market value and other	6,665	25,224

Account value, end of period	$488,491	$439,653

Deferred and immediate annuity sales increased compared to last year, which explains the increase in fund inflows to these products. The increase in sales is driven for the most part by higher interest rates.

Variable deferred annuity net inflows increased during the three months ended March 31, 2014 compared to 2013. These products have no guaranteed minimum withdrawal benefits. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $1.4 million and $1.5 million as of March 31, 2014 and 2013, respectively. After reinsurance, which is with reinsurers rated “A” or higher by A.M. Best, the net exposure was $0.3 million and $0.4 million, as of March 31, 2014 and 2013, respectively.

Benefits, losses and expenses

Benefits are highly correlated to the sales volume of SPIA contracts and increased for 2014 compared to 2013. Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts.

Commissions increased for 2014 compared to 2013, primarily due to increased annuity production.

Other operating expenses increased in 2014 primarily for litigation expenses, including but not limited to attorneys’ fees and settlement accruals, in connection with multiple lawsuits involving allegations regarding the sales practice of several former independent agents.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2014	2013	Change
Acquisition cost capitalized	$12,521	$11,569	$952
Amortization of DAC	(19,917)	(20,992)	1,075

Net change in DAC (1)	$(7,396)	$(9,423)	$2,027

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. The ratios for the quarters ended March 31, 2014 and 2013 were 36.8% and 33.9%, respectively. The 2014 ratio increased primarily due to a decrease in estimated gross profits. Estimated gross profits have declined due to a decrease of in-force account values relative to last year, resulting in a smaller basis for interest margins.

Options and Derivatives

Shown below is the incremental impact of option return to net investment income, and the impact of the equity-indexed annuity embedded derivative to interest credited to policyholders’ account balances (in thousands):

	Three months ended March 31,
	2014	2013	Change
Net investment income
Without option return	$126,727	$140,178	$(13,451)
Option return	3,587	23,867	(20,280)
Interest credited to policy account balances
Without embedded derivative	65,184	77,900	(12,716)
Equity-indexed annuity embedded derivative	2,483	20,419	(17,936)

Net investment income without option return decreased compared to 2013 for the quarter ended March 31, 2014 primarily due to lower aggregate account values and portfolio yield. Fixed interest credited to policyholders’ account balances without embedded derivative decreased during 2014 compared to 2013 also due to a lower account values and a decrease in rates.

The option return, as well as the related equity-indexed annuity embedded derivative return, decreased during the quarter ended March 31, 2014 compared to the same period in 2013, primarily due to the relative change in the S&P 500 Index during the respective periods. These option returns correlate to the 1.3%, and 10.0% change in the S&P 500 Index during the quarter ended March 31, 2014 and 2013, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2014	2013	Change
Premiums and other revenues
Premiums	$55,336	$52,729	$2,607
Net investment income	2,938	2,865	73
Other income	4,613	4,206	407

Total premiums and other revenues	62,887	59,800	3,087

Benefits, losses and expenses
Claims incurred	43,929	38,968	4,961
Commissions for acquiring and servicing policies	8,073	6,572	1,501
Other operating expenses	11,200	13,397	(2,197)
Change in deferred policy acquisition costs (1)	231	1,549	(1,318)

Total benefits and expenses	63,433	60,486	2,947

Income before other items and federal income taxes	$(546)	$(686)	$140

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings were relatively unchanged during the quarter ended March 31, 2014 compared to 2013 as the increase in claims incurred was largely offset by an increase in premium and a decrease in other operating expenses.

Premiums and other revenues

Health earned premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended March 31,
	2014		2013
	Amount	Percentage	Amount	Percentage
Medicare Supplement	$21,993	39.7%	$23,460	44.4%
Medical expense	6,221	11.2	8,219	15.6
Group health	10,239	18.5	8,067	15.3
Credit accident and health	3,737	6.8	3,992	7.6
MGU	5,250	9.5	4,687	8.9
All other	7,896	14.3	4,304	8.2

Total	$55,336	100.0%	$52,729	100.0%

Premiums increased during the quarter ended March 31, 2014 compared to 2013, primarily from the sales of individual limited benefit products in the all other category. Medicare Supplement premiums declined due to policy lapses outpacing new sales which have a lower average premium per policy.

Our in-force certificates or policies as of the dates indicated are as follows:

	Three months ended March 31,
	2014		2013
	Number	Percentage	Number	Percentage
	of Policies	of Total Policies	of Policies	of Total Policies
Medicare Supplement	39,017	6.0%	40,306	6.4%
Medical expense	4,046	0.6	5,409	0.9
Group	16,340	2.5	19,801	3.2
Credit accident and health	229,686	35.4	243,156	38.8
MGU	249,607	38.5	214,337	34.2
All other	110,259	17.0	103,533	16.5

Total	648,955	100.0%	626,542	100.0%

Total in-force policies increased during the quarter ended March 31, 2014 compared to 2013 primarily due to an increase in the MGU line. The MGU line increased as a result of our continued expansion in the MGU market as we believe an increasing number of employers are using the stop loss market to manage the cost of providing health insurance for employees. Credit accident and health decreased due to the contraction in that market.

Benefits, losses and expenses

Claims incurred increased during the quarter ended March 31, 2014 compared to 2013 primarily due to a judicial determination that the Company could not rescind a reinsurance agreement in dispute. Although the Company is appealing the determination, it has accrued for claims which the reinsurer has asserted are due under the agreement.

Other operating expenses decreased during the quarter ended March 31, 2014 compared to 2013 due to a one time accrual on the MGU line in 2013, for expenses associated with a state insurance guaranty pool.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2014	2013	Change
Acquisition cost capitalized	$4,288	$2,575	$1,713
Amortization of DAC	(4,519)	(4,124)	(395)

Net change in DAC (1)	$(231)	$(1,549)	$1,318

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

The amortization of DAC had a smaller impact on expenses during the quarter ended March 31, 2014 compared to 2013 due to an increase in acquisition cost capitalized.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2014	2013	Change
Premiums and other revenues
Net premiums written	$276,988	$268,217	$8,771

Net premiums earned	$270,608	$265,689	$4,919
Net investment income	15,183	16,300	(1,117)
Other income	1,254	253	1,001

Total premiums and other revenues	287,045	282,242	4,803

Benefits, losses and expenses
Claims incurred	178,512	189,594	(11,082)
Commissions for acquiring and servicing policies	47,333	42,547	4,786
Other operating expenses	27,708	30,881	(3,173)
Change in deferred policy acquisition costs (1)	3,980	6,311	(2,331)

Total benefits and expenses	257,533	269,333	(11,800)

Income (loss) before other items and federal income taxes	$29,512	$12,909	$16,603

Loss ratio	66.0%	71.4%	(5.4)
Underwriting expense ratio	29.4	30.0	(0.6)

Combined ratio	95.4%	101.4%	(6.0)

Impact of catastrophe events on combined ratio	5.1	8.1	(3.0)

Combined ratio without impact of catastrophe events	90.3%	93.3%	(3.0)

Gross catastrophe losses	$13,060	$26,797	$(13,737)
Net catastrophe losses	13,639	21,688	(8,049)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results improved during the quarter ended March 31, 2014 compared to 2013, due to improvement in the loss ratio, primarily as a result of decreases in catastrophe losses and improved rate adequacy.

Premiums and other revenues

Net premiums written and earned increased during the quarter ended March 31, 2014 compared to 2013 due to improvements in our commercial and homeowners lines.

Benefits, losses and expenses

Claims incurred decreased during the quarter ended March 31, 2014 compared to 2013, as a result of decreases in catastrophe and non-catastrophe weather-related losses.

Gross catastrophes losses for the quarter ended March 31, 2014 were $13.1 million compared to $26.8 million for 2013. Although there was an increase in the number of catastrophe events, we experienced a significant decrease in catastrophe losses due primarily to a decrease in the severity of catastrophes in 2014 compared to 2013.

Commissions increased for the quarter ended March 31, 2014 compared to 2013, primarily due to an increase in premium as well as an increase in certain variable commissions driven by the improvement in the loss ratio.

Products

Our Property and Casualty segment consists of: (i) Personal products, which we market primarily to individuals, representing 57.8% of net premiums written, (ii) Commercial products, which focus primarily on agricultural and other commercial markets, representing 34.3% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 7.9% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2014	2013	Change
Net premiums written
Auto	$102,110	$103,607	$(1,497)
Homeowner	48,499	46,711	1,788
Other Personal	9,584	9,505	79

Total net premiums written	$160,193	$159,823	$370

Net premiums earned
Auto	$98,857	$100,409	$(1,552)
Homeowner	54,340	51,511	2,829
Other Personal	8,792	8,902	(110)

Total net premiums earned	$161,989	$160,822	$1,167

Loss ratio
Auto	69.8%	81.8%	(12.0)
Homeowner	68.5	79.4	(10.9)
Other Personal	40.0	46.7	(6.7)
Personal line loss ratio	67.8%	79.1%	(11.3)
Combined Ratio
Auto	89.5%	103.9%	(14.4)
Homeowner	89.5	103.6	(14.1)
Other Personal	55.3	68.5	(13.2)
Personal line combined ratio	87.6%	101.8%	(14.2)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the quarter ended March 31, 2014 compared to 2013, primarily due to a decline in policies in-force. The loss and combined ratios improved during 2014 compared to 2013 due to a decline in both catastrophe and non-catastrophe weather-related losses.

Homeowners: Net premiums written and earned increased during 2014 compared to 2013 primarily due to increasing premium rates over the time period. The loss and combined ratios improved during 2014 compared to 2013 due to a decline in both catastrophe and non-catastrophe weather-related losses and improved rate adequacy.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. The loss and combined ratios decreased during first quarter 2014 compared to first quarter 2013, in line with trends on the larger personal lines.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2014	2013	Change
Net premiums written
Other Commercial	$40,504	$37,593	$2,911
Agribusiness	29,236	25,702	3,534
Auto	25,173	23,925	1,248

Total net premiums written	$94,913	$87,220	$7,693

Net premiums earned
Other Commercial	$33,393	$30,789	$2,604
Agribusiness	28,998	26,493	2,505
Auto	19,048	19,182	(134)

Total net premiums earned	$81,439	$76,464	$4,975

Loss ratio
Other Commercial	75.4%	48.8%	26.6
Agribusiness	78.6	105.8	(27.2)
Auto	67.5	70.6	(3.1)
Commercial line loss ratio	74.7%	74.0%	0.7
Combined ratio
Other Commercial	109.4%	78.5%	30.9
Agribusiness	120.5	142.0	(21.5)
Auto	86.4	96.0	(9.6)
Commercial line combined ratio	108.0%	104.9%	3.1

Other Commercial: Net premiums written and earned increased during 2014 compared to 2013, primarily due to rate increases in the workers’ compensation and business owners’ lines. The loss and combined ratios increased due to reserve increases for a small number of larger workers’ compensation claims.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during 2014 compared to 2013, primarily as a result of rate increases and a decrease in ceded premiums. The loss and combined ratio improved primarily due to a decline in net catastrophe losses, as well as a combination of rate and underwriting actions.

Commercial Automobile: Net premiums written increased primarily due to improved rate adequacy. Net premiums earned remained substantially unchanged during 2014 compared to 2013.

Credit Products

Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2014	2013	Change
Net premiums written	$21,882	$21,174	$708
Net premiums earned	27,180	28,403	(1,223)
Loss ratio	29.1%	20.3%	8.8
Combined ratio	103.5%	97.8%	5.7

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net premiums written increased during 2014 compared to 2013 primarily due to an increase in our Guaranteed Auto Protection business. Net premiums earned decreased as premiums shifted from Guaranteed Auto Protection Insurance to Guaranteed Auto Protection Waiver, a lower premium debt protection product.

The loss and combined ratios increased during 2014 compared to 2013 primarily due to an increase in claims in our collateral protection business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2014	2013	Change
Premiums and other revenues
Net investment income	$13,030	$11,207	$1,823
Realized investments gains, net	25,471	16,951	8,520
Other Income	1,136	1,945	(809)

Total premiums and other revenues	39,637	30,103	9,534

Benefits, losses and expenses
Commissions	2	22	(20)
Other operating expenses	10,016	13,494	(3,478)

Total benefits, losses and expenses	10,018	13,516	(3,498)

Income before other items and federal income taxes	$29,619	$16,587	$13,032

Earnings increased during the quarter ended March 31, 2014 compared to 2013 primarily due to increases in realized gains and net investment income. The increase in realized gains was driven by gains on sales of bonds as well as a reduction in other-than-temporary impairments related to investment securities.

The Corporate and Other business segment recorded other-than-temporary impairments of $975,000 and $1,587,000 in the three months ended March 31, 2014 and 2013, respectively, which are included in “Realized investment gains, net.”

Investments

We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio. Our investment operations are regulated primarily by the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to review and approval by our Board of Directors, which is assisted by our Finance Committee and Management Risk Committee.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$8,498,386	43.8%	$8,491,347	43.8%
Bonds available-for-sale, at fair value	4,891,623	25.2	4,599,673	23.7
Equity securities, at fair value	1,424,143	7.3	1,410,608	7.3
Mortgage loans on real estate, net of allowance	3,290,795	16.9	3,299,242	17.0
Policy loans	399,348	2.1	397,407	2.0
Investment real estate, net of accumulated depreciation	491,079	2.5	507,142	2.6
Short-term investments	245,601	1.3	495,386	2.6
Other invested assets	178,727	0.9	201,442	1.0

Total investments	$19,419,702	100.0%	$19,402,247	100.0%

The increase in our total investments at March 31, 2014 as compared to December 31, 2013 was primarily a result of an increase in bonds and in equity securities partially offset by decreases in short term investments.

Each component of our invested assets and their related revenues are described further in the Notes to the Unaudited Consolidated Financial Statements. Additionally, Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014 contains a detailed description of the Company’s methodology for evaluating other-than-temporary impairment losses on its investments.

Bonds: We allocate most of our fixed maturity securities to support our insurance business. As of March 31, 2014, our fixed maturity securities had an estimated fair value of $13.8 billion, which was $0.6 billion, or 4.9%, above amortized cost. At December 31, 2013, our fixed maturity securities had an estimated fair value of $13.4 billion, which was $0.5 billion, or 3.7%, above amortized cost. Fixed maturity securities’ estimated fair value, due in one year or less, remained relatively unchanged compared to December 31, 2013.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	March 31, 2014			December 31, 2013
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$624,617	658,700	4.8%	$621,527	649,161	4.9%
AA	1,518,918	1,581,125	11.4	1,472,221	1,511,517	11.3
A	5,312,123	5,588,312	40.4	5,260,435	5,466,136	40.7
BBB	5,251,387	5,502,633	39.8	5,094,589	5,272,246	39.2
BB and below	484,108	503,945	3.6	498,966	523,681	3.9

Total	$13,191,153	$13,834,715	100.0%	$12,947,738	$13,422,741	100.0%

We expect the exposure to below investment grade securities to decrease as these bonds approach maturity. We do not own direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal or Spain.

Mortgage Loans: We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 5.4% and 5.2% at March 31, 2014 and December 31, 2013, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities: Our equity portfolio is in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	March 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
Common stock	$716,266	$669,913	$(3,021)	$1,383,158	97.1
Preferred stock	22,832	18,325	(172)	40,985	2.9

Total	$739,098	$688,238	$(3,193)	$1,424,143	100.0

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
Common stock	$717,390	$653,967	$(2,362)	$1,368,995	97.0
Preferred stock	23,690	18,301	(378)	41,613	3.0

Total	$741,080	$672,268	$(2,740)	$1,410,608	100.0

Investment Real Estate: We invest in commercial real estate where positive cash flows and/or appreciation in value is expected. Real estate may be owned directly by our insurance companies or non-insurance affiliates or indirectly in joint ventures with real estate developers or investors we determine share our perspective regarding risk and return relationships. The carrying value of real estate is stated at cost, less accumulated depreciation and valuation allowances, if any. Depreciation is provided over the estimated useful lives of the properties.

Short-Term Investments: Short-term investments are primarily commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.

Policy Loans: For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of March 31, 2014, we had $399.3 million in policy loans with a loan to surrender value of 67.4%, and at December 31, 2013, we had $397.4 million in policy loans with a loan to surrender value of 67.9%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Realized Gains (Losses)

Net investment income decreased $32.5 million during the quarter ended March 31, 2014 primarily due to decreases in net investment income from options and bonds. Net investment income from options decreased $20.4 million during 2014 due to a smaller change during 2014 in the S&P 500 index from which our option values are derived. Net investment income from bonds decreased $11.9 million during the quarter ended March 31, 2014 primarily due to bonds with lower interest yields making up a larger percentage of our portfolio as older bonds, which were purchased when interest rates were higher, matured.

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

Realized gains increased $7.9 million during the quarter ended March 31, 2014 compared to 2013 primarily as a result of realized gains on sales of investment real estate. Other-than-temporary impairment on investment securities decreased $0.6 million during the quarter ended March 31, 2014 compared to 2013.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at March 31, 2014 and December 31, 2013 were $883.9 and $812.8 million, respectively. Unrealized gains or losses on available-for-sale securities have no impact on earnings. Rather, they are recognized as other comprehensive income or loss, which directly impacts equity. The gross unrealized gains of available-for-sale securities increased $37.4 million to $921.8 million during 2014 resulting from increases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities decreased to $37.9 million at March 31, 2014 from $71.6 million at December 31, 2013. The decrease in gross unrealized losses during 2014 is primarily attributable to corporate debt securities and the impact changes in interest rates have on fixed income securities.

The gross unrealized gains of held-to-maturity securities increased $57.9 million to $509.7 million and gross unrealized losses decreased from $120.1 million in 2013 to $65.0 million in 2014, which was primarily attributable to corporate debt securities and the impact changes in interest rates have on fixed income securities.

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

Changes in interest rates during 2014 and market expectations for potentially higher rates through 2015 will likely lead to increases in the volume of annuity contracts, which may be partially offset by increases in surrenders. Freezing our defined benefit pension plans effective December 31, 2013, will lessen the impact of changes in interest rates on our contributions to these plans and future contributions to our defined benefit plans may be smaller than historical contributions. A portion of the contributions will be used for the employer contributions to defined contribution retirement plans, which will provide employees with the potential to accumulate assets for retirement. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs, which would have a significant impact to cash flows from operations. No unusually large capital expenditures are expected in the next 12-24 months. Additionally, we have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend.

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

Our cash and cash equivalents and short-term investment position was $414.8 million at March 31, 2014 compared to $613.3 million at December 31, 2013. The decrease relates primarily to a reduction in short-term investments.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	March 31,	December 31,
	2014	2013
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,811,357	$3,776,862
AOCI	447,297	413,712

Total American National stockholders’ equity	$4,258,654	$4,190,574

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $16.5 million at March 31, 2014 and $12.8 million at December 31, 2013, respectively.

The changes in our capital resources are summarized below (in thousands):

Three months ended
March 31, 2014
Net income	$52,878
Increase in net unrealized gains	33,834
Defined benefit pension plan adjustment	717
Dividends to shareholders	(20,731)
Other	1,382

Total	$68,080

During March 31, 2014, our capital resources increased substantially compared to March 31, 2013 primarily due to earnings, increases in unrealized gains from our equity investment portfolio partially offset by dividends to stockholders.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2014 and December 31, 2013, American National Insurance Company’s statutory capital and surplus was $2,696,656,000 and $2,667,589,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at March 31, 2014 and December 31, 2013, substantially above each subsidiary’s authorized control level RBC.

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

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2013. We expect to have the capacity to pay our obligations as they come due.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to third-party marketing operation bank loans as discussed in Note 16, Commitments and Contingencies, of the Notes to the unaudited Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any loss related to these arrangements.

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

Our market risks have not changed materially from those disclosed in our 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: May 6, 2014