Form 10-Q
period 2014-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2014-08-08
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of August 4, 2014, there were 26,871,752 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $8,853,771 and $8,823,068)	$8,320,345	$8,491,347
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,669,307 and $4,456,391)	4,927,864	4,599,673
Equity securities, at fair value (Cost $743,049 and $741,080)	1,501,863	1,410,608
Mortgage loans on real estate, net of allowance	3,311,380	3,299,242
Policy loans	399,927	397,407
Investment real estate, net of accumulated depreciation of $215,008 and $211,575	492,407	507,142
Short-term investments	341,508	495,386
Other invested assets	196,433	201,442

Total investments	19,491,727	19,402,247

Cash and cash equivalents	134,716	117,946
Investments in unconsolidated affiliates	340,784	341,012
Accrued investment income	195,395	194,830
Reinsurance recoverables	413,720	414,743
Prepaid reinsurance premiums	54,591	57,869
Premiums due and other receivables	291,844	279,929
Deferred policy acquisition costs	1,246,842	1,277,733
Property and equipment, net	110,650	107,070
Current tax receivable	17,890	18,507
Other assets	153,575	142,043
Separate account assets	1,006,320	970,954

Total assets	$23,458,054	$23,324,883

LIABILITIES
Future policy benefits
Life	$2,714,771	$2,677,213
Annuity	982,398	903,437
Accident and health	72,530	71,941
Policyholders’ account balances	10,893,608	11,181,650
Policy and contract claims	1,305,640	1,297,646
Unearned premium reserve	777,215	739,878
Other policyholder funds	338,095	326,885
Liability for retirement benefits	145,689	160,853
Notes payable	112,450	113,849
Deferred tax liabilities, net	292,183	220,428
Other liabilities	438,917	456,818
Separate account liabilities	1,006,320	970,954

Total liabilities	19,079,816	19,121,552

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000 Issued 30,832,449 and 30,832,449, Outstanding 26,871,752 and 26,895,188 shares	30,832	30,832
Additional paid-in capital	8,352	4,650
Accumulated other comprehensive income	521,804	413,712
Retained earnings	3,907,539	3,838,821
Treasury stock, at cost	(101,795)	(97,441)

Total American National stockholders’ equity	4,366,732	4,190,574
Noncontrolling interest	11,506	12,757

Total stockholders’ equity	4,378,238	4,203,331

Total liabilities and stockholders’ equity	$23,458,054	$23,324,883

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
PREMIUMS AND OTHER REVENUE
Premiums
Life	$72,678	$71,546	$144,673	$140,201
Annuity	46,653	33,625	113,589	66,321
Accident and health	55,379	53,532	110,715	106,261
Property and casualty	270,916	264,147	541,524	529,836
Other policy revenues	55,859	49,937	111,786	99,935
Net investment income	242,292	246,786	461,115	498,152
Realized investment gains (losses)	1,751	45,140	28,197	63,678
Other-than-temporary impairments	(462)	(1,604)	(1,437)	(3,191)
Other income	9,720	10,551	17,060	17,512

Total premiums and other revenues	754,786	773,660	1,527,222	1,518,705

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	82,485	81,573	173,765	163,075
Annuity	59,027	42,600	136,479	83,295
Claims incurred
Accident and health	32,737	33,006	76,666	71,974
Property and casualty	204,725	208,639	383,237	398,233
Interest credited to policyholders’ account balances	91,794	99,770	175,206	210,876
Commissions for acquiring and servicing policies	103,949	93,733	202,384	178,856
Other operating expenses	120,517	129,160	239,041	253,735
Change in deferred policy acquisition costs	(6,370)	969	54	12,303

Total benefits, losses and expenses	688,864	689,450	1,386,832	1,372,347

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	65,922	84,210	140,390	146,358

Less: Provision (benefit) for federal income taxes
Current	22,345	22,415	32,051	27,379
Deferred	(787)	2,388	10,994	8,741

Total provision (benefit) for federal income taxes	21,558	24,803	43,045	36,120
Equity in earnings (losses) of unconsolidated affiliates, net of tax	12,659	1,076	11,800	9,653

Net income (loss)	57,023	60,483	109,145	119,891
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(238)	2,314	(994)	1,751

Net income (loss) attributable to American National	$57,261	$58,169	$110,139	$118,140

Amounts available to American National common stockholders
Earnings per share
Basic	$2.14	$2.17	$4.11	$4.41
Diluted	2.12	2.16	4.09	4.39
Cash dividends to common stockholders	0.77	0.77	1.54	1.54
Weighted average common shares outstanding	26,802,896	26,779,969	26,799,648	26,777,029
Weighted average common shares outstanding and dilutive potential common shares	26,926,351	26,901,347	26,924,629	26,894,798

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$57,023	$60,483	$109,145	$119,891

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	72,925	(57,897)	106,759	4,822
Foreign currency transaction and translation adjustments	865	265	(101)	414
Defined pension benefit plan adjustment	717	2,875	1,434	5,751

Other comprehensive income (loss), net of tax	74,507	(54,757)	108,092	10,987

Total comprehensive income (loss)	131,530	5,726	217,237	130,878
Less: Comprehensive income (loss) attributable to noncontrolling interest	(238)	2,314	(994)	1,751

Total comprehensive income (loss) attributable to American National	$131,768	$3,412	$218,231	$129,127

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Six months ended June 30,
	2014	2013
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	4,650	—
Reissuance of treasury shares	1,621	2,926
Income tax effect from restricted stock arrangement	—	79
Amortization of restricted stock	2,081	255

Balance at end of period	8,352	3,260

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	413,712	242,010
Other comprehensive income (loss)	108,092	10,987

Balance at end of the period	521,804	252,997

Retained Earnings
Balance as of January 1,	3,838,821	3,653,280
Net income (loss) attributable to American National	110,139	118,140
Cash dividends to common stockholders	(41,421)	(41,418)

Balance at end of the period	3,907,539	3,730,002

Treasury Stock
Balance as of January 1,	(97,441)	(98,286)
Reissuance of treasury shares	(4,354)	823

Balance at end of the period	(101,795)	(97,463)

Noncontrolling Interest
Balance as of January 1,	12,757	11,491
Contributions	255	1
Distributions	(5)	(21)
Gain (loss) attributable to noncontrolling interest	(994)	1,751
Cumulative tax adjustment	(507)	—

Balance at end of the period	11,506	13,222

Total Stockholders’ Equity	$4,378,238	$3,932,850

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$109,145	$119,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Realized investment (gains) losses	(28,197)	(63,678)
Other-than-temporary impairments	1,437	3,191
Accretion (amortization) of discounts, premiums and loan origination fees	5,636	1,479
Net capitalized interest on policy loans and mortgage loans	(16,268)	(13,172)
Depreciation	12,874	14,973
Interest credited to policyholders’ account balances	175,206	210,876
Charges to policyholders’ account balances	(111,786)	(99,935)
Deferred federal income tax (benefit) expense	10,994	8,741
Equity in (earnings) losses of unconsolidated affiliates	(11,800)	(9,653)
Distributions from equity method investments	23,132	15,873
Changes in
Policyholder liabilities	163,271	29,894
Deferred policy acquisition costs	54	12,303
Reinsurance recoverables	1,023	25,775
Premiums due and other receivables	(12,235)	(25,155)
Prepaid reinsurance premiums	3,278	4,051
Accrued investment income	(565)	7,723
Current tax receivable/payable	617	7,879
Liability for retirement benefits	(15,164)	5,428
Other, net	(54,785)	(12,848)

Net cash provided by (used in) operating activities	255,867	243,636

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	344,981	762,394
Available-for-sale securities	514,707	484,501
Investment real estate	25,278	78,067
Mortgage loans	299,528	252,379
Policy loans	28,171	29,714
Other invested assets	31,849	7,527
Disposals of property and equipment	1,012	783
Distributions from unconsolidated affiliates	1,150	21,149
Payment for the purchase/origination of
Held-to-maturity securities	(218,764)	(706,980)
Available-for-sale securities	(655,266)	(552,322)
Investment real estate	(10,593)	(19,822)
Mortgage loans	(314,774)	(344,240)
Policy loans	(12,542)	(12,012)
Other invested assets	(8,623)	(9,370)
Additions to property and equipment	(8,128)	(10,337)
Contributions to unconsolidated affiliates	(14,907)	(67,235)
Change in short-term investments	153,878	141,301
Other, net	(2,022)	744

Net cash provided by (used in) investing activities	154,935	56,241

FINANCING ACTIVITIES
Policyholders’ account deposits	528,732	444,357
Policyholders’ account withdrawals	(880,194)	(843,286)
Change in notes payable	(1,399)	(48,648)
Dividends to stockholders	(41,421)	(41,418)
Proceeds from (payments to) noncontrolling interest	250	(20)

Net cash provided by (used in) financing activities	(394,032)	(489,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,770	(189,138)
Beginning of the period	117,946	303,008

End of period	$134,716	$113,870

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

Future Adoption of New Accounting Standards—The FASB issued the following accounting standards relevant to American National:

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

Guidance that will supersede most existing revenue recognition requirements in U.S. Generally Accepted Accounting Principles. The Standard will become effective for American National on January 1, 2017 and allows for both retrospective and prospective methods of adoption. American National is in the process of determining the adoption method and is currently assessing the impact of this standard.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	June 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$336,690	$25,148	$(120)	$361,718
Foreign governments	29,114	1,990	—	31,104
Corporate debt securities	7,565,940	514,662	(32,720)	8,047,882
Residential mortgage-backed securities	369,391	24,515	(1,954)	391,952
Collateralized debt securities	2,240	241	—	2,481
Other debt securities	16,970	1,664	—	18,634

Total bonds held-to-maturity	8,320,345	568,220	(34,794)	8,853,771

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	23,424	813	—	24,237
U.S. states and political subdivisions	705,786	30,663	(4,414)	732,035
Foreign governments	5,000	1,899	—	6,899
Corporate debt securities	3,870,075	237,928	(11,092)	4,096,911
Residential mortgage-backed securities	50,818	2,269	(809)	52,278
Collateralized debt securities	12,214	1,342	(12)	13,544
Other debt securities	1,990		(30)	1,960

Total bonds available-for-sale	4,669,307	274,914	(16,357)	4,927,864

Equity securities
Common stock	719,331	741,190	(1,736)	1,458,785
Preferred stock	23,718	19,364	(4)	43,078

Total equity securities	743,049	760,554	(1,740)	1,501,863

Total investments in securities	$13,732,701	$1,603,688	$(52,891)	$15,283,498

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,738	$6	$—	$1,744
U.S. states and political subdivisions	346,240	16,945	(529)	362,656
Foreign governments	29,099	2,505	—	31,604
Corporate debt securities	7,700,559	410,232	(116,900)	7,993,891
Residential mortgage-backed securities	400,619	20,711	(2,647)	418,683
Collateralized debt securities	2,366	225	—	2,591
Other debt securities	10,726	1,173	—	11,899

Total bonds held-to-maturity	8,491,347	451,797	(120,076)	8,823,068

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	21,751	725	—	22,476
U.S. states and political subdivisions	630,199	22,118	(13,756)	638,561
Foreign governments	5,000	1,649	—	6,649
Corporate debt securities	3,689,349	171,717	(54,033)	3,807,033
Residential mortgage-backed securities	61,135	2,940	(1,068)	63,007
Commercial mortgage-backed securities	18,223	11,037	—	29,260
Collateralized debt securities	13,884	1,320	(18)	15,186
Other debt securities	16,850	679	(28)	17,501

Total bonds available-for-sale	4,456,391	212,185	(68,903)	4,599,673

Equity securities
Common stock	717,390	653,967	(2,362)	1,368,995
Preferred stock	23,690	18,301	(378)	41,613

Total equity securities	741,080	672,268	(2,740)	1,410,608

Total investments in securities	$13,688,818	$1,336,250	$(191,719)	$14,833,349

The amortized costs and fair values, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2014
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$737,686	$758,211	$463,325	$471,836
Due after one year through five years	2,170,952	2,407,061	889,951	979,564
Due after five years through ten years	4,942,711	5,193,871	2,845,895	2,986,961
Due after ten years	463,146	489,544	465,136	484,503
Without single maturity date	5,850	5,084	5,000	5,000

Total	$8,320,345	$8,853,771	$4,669,307	$4,927,864

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Proceeds from sales of available-for-sale securities	$54,802	$79,191	$136,466	$156,048
Gross realized gains	4,823	12,612	24,765	23,350
Gross realized losses	(2)	(4)	(2,123)	(526)

All gains and losses for securities sold throughout the quarter were determined using specific identification of the securities sold. During the six months ended June 30, 2014 and 2013, bonds with a carrying value of $44,781,000 and $13,492,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An unrealized gain of $1,301,000 and loss of $263,000 were established at the time of the transfers in 2014 and 2013, respectively following the transfers at fair value.

Change in net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Six months ended June 30,
	2014	2013
Bonds available-for-sale	$115,275	$(149,796)
Equity securities	89,286	117,153

Change in net unrealized gains (losses) on securities during the year	204,561	(32,643)
Adjustments for
Deferred policy acquisition costs	(30,837)	40,596
Participating policyholders’ interest	(10,378)	248
Deferred federal income tax benefit (expense)	(56,587)	(3,379)

Change in net unrealized gains (losses) on securities, net of tax	$106,759	$4,822

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	June 30, 2014
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(11)	$1,177	$(109)	$2,590	$(120)	$3,767
Corporate debt securities	(4,686)	140,730	(28,034)	992,305	(32,720)	1,133,035
Residential mortgage-backed securities	(229)	12,585	(1,725)	32,288	(1,954)	44,873

Total bonds held-to-maturity	(4,926)	154,492	(29,868)	1,027,183	(34,794)	1,181,675

Fixed maturity securities, bonds available-for-sale
U.S. states and political subdivisions	(398)	19,646	(4,016)	111,151	(4,414)	130,797
Corporate debt securities	(723)	72,895	(10,369)	464,311	(11,092)	537,206
Residential mortgage-backed securities	(206)	12,872	(603)	13,885	(809)	26,757
Collateralized debt securities	—	—	(12)	507	(12)	507
Other debt securities	(30)	1,959	—	—	(30)	1,959

Total bonds available-for-sale	(1,357)	107,372	(15,000)	589,854	(16,357)	697,226

Equity securities
Common stock	(1,736)	21,500	—	—	(1,736)	21,500
Preferred stock	(4)	997	—	—	(4)	997

Total equity securities	(1,740)	22,497	—	—	(1,740)	22,497

Total	$(8,023)	$284,361	$(44,868)	$1,617,037	$(52,891)	$1,901,398

	December 31, 2013
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(529)	$22,430	$—	$—	$(529)	$22,430
Corporate debt securities	(104,308)	1,916,758	(12,592)	109,603	(116,900)	2,026,361
Residential mortgage-backed securities	(1,718)	31,715	(929)	13,514	(2,647)	45,229

Total bonds held-to-maturity	(106,555)	1,970,903	(13,521)	123,117	(120,076)	2,094,020

Fixed maturity securities, bonds available-for-sale
U.S. Treasury & other U.S. Gov corporations and agencies	—	725	—	—	—	725
U.S. states and political subdivisions	(13,271)	168,093	(485)	2,905	(13,756)	170,998
Corporate debt securities	(49,198)	1,083,677	(4,835)	92,004	(54,033)	1,175,681
Residential mortgage-backed securities	(978)	16,835	(90)	1,872	(1,068)	18,707
Collateralized debt securities	(3)	205	(15)	587	(18)	792
Other debt securities	(28)	10,027	—	—	(28)	10,027

Total bonds available-for-sale	(63,478)	1,279,562	(5,425)	97,368	(68,903)	1,376,930

Equity securities
Common stock	(2,362)	29,978	—	—	(2,362)	29,978
Preferred stock	(378)	6,123	—	—	(378)	6,123

Total equity securities	(2,740)	36,101	—	—	(2,740)	36,101

Total	$(172,773)	$3,286,566	$(18,946)	$220,485	$(191,719)	$3,507,051

As of June 30, 2014, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

Bonds distributed by credit quality rating, using both S&P and Moody’s ratings, are shown below:

	June 30, 2014	December 31, 2013
AAA	4.8%	4.9%
AA	12.3	11.3
A	40.1	40.7
BBB	39.2	39.2
BB and below	3.6	3.9

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	June 30, 2014	December 31, 2013
Consumer goods	18.9%	19.8%
Energy and utilities	16.0	15.0
Financials	18.8	19.3
Healthcare	13.1	12.7
Industrials	8.5	9.0
Information technology	15.8	15.7
Other	8.9	8.5

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and location of the underlying collateral. Mortgage loans by property-type and geographic distribution are as follows:

	June 30, 2014	December 31, 2013
Hotel and motel	11.1%	10.0%
Industrial	22.3	24.9
Office	35.3	34.0
Retail	18.7	19.6
Other	12.6	11.5

Total	100.0%	100.0%

	June 30, 2014	December 31, 2013
East North Central	17.3%	19.3%
East South Central	5.6	6.8
Mountain	10.2	10.0
Pacific	12.4	12.3
South Atlantic	21.3	19.6
West South Central	26.2	26.4
Other	7.0	5.6

Total	100.0%	100.0%

As of June 30, 2014, American National was in the process of foreclosure on one loan with a recorded investment of $5,945,000; there were no loans foreclosed in the same period in 2013. No loans were sold in the six months ended June 30, 2014 and 2013.

Credit Quality

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
June 30, 2014
Industrial	$—	$—	$—	$—	$739,782	$739,782
Office	—	—	5,945	5,945	1,171,698	1,177,643
Retail	—	—	—	—	625,473	625,473
Other	—	—	—	—	784,537	784,537

Total	$—	$—	$5,945	$5,945	$3,321,490	3,327,435

Allowance for loan losses						16,055

Mortgage loans on real estate, net of allowance						$3,311,380

December 31, 2013
Industrial	$—	$—	$2,739	$2,739	$821,741	$824,480
Office	—	—	—	—	1,124,818	1,124,818
Retail	—	—	—	—	651,236	651,236
Other	—	—	—	—	710,889	710,889

Total	$—	$—	$2,739	$2,739	$3,308,684	3,311,423

Allowance for loan losses						12,181

Mortgage loans on real estate, net of allowance						$3,299,242

Commercial mortgage loans placed on nonaccrual status are shown below (in thousands):

	June 30,	December 31,
	2014	2013
Industrial	$—	$2,739
Office	5,945	—

Total mortgage loans are net of unamortized discounts of $757,000 and $852,000 and unamortized origination fees of $17,428,000 and $15,709,000 at June 30, 2014 and December 31, 2013, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Six months ended June 30,
	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment
Beginning balance, 2014	$11,688	$493
Change in allowance	470	3,404

Ending balance, 2014	$12,158	$3,897

At June 30, 2014 and December 31, 2013, the recorded investment for loans collectively evaluated for impairment was $3,287,071,000 and $3,294,235,000 respectively, and the recorded investment for loans individually evaluated for impairment was $40,364,000 and $17,188,000, respectively.

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Three months ended
With an allowance recorded
Office	$11,763	$209	$22,209	$799
Retail	—	—	—	—

Total	$11,763	$209	$22,209	$799

Without an allowance recorded
Office	$6,256	$85	$27,904	$30
Industrial	7,877	144	—	—
Retail	—	—	17,166	282
Other	—	—	55,043	907

Total	$14,133	$229	$100,113	$1,219

Six months ended
With an allowance recorded
Office	$11,763	$207	$23,450	$799
Retail	—	20	—	—

Total	$11,763	$227	$23,450	$799

Without an allowance recorded
Office	$18,649	$288	$19,417	$643
Industrial	10,598	173	—	—
Retail	1,280	6	17,166	565
Other	—	—	55,125	1,831

Total	$30,527	$467	$91,708	$3,039

	June 30, 2014		December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
With an allowance recorded
Office	$10,000	$13,404	$—	$—
Retail	—	493	493	493

Total	$10,000	$13,897	$493	$493

Without an allowance recorded
Office	$18,617	$18,617	$12,377	$12,377
Industrial	10,766	10,766	2,739	2,739
Retail	982	982	1,579	1,579

Total	$30,365	$30,365	$16,695	$16,695

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

The number of mortgage loans and recorded investment in troubled debt restructuring are as follows (in thousands except for number of contracts):

	Six months ended June 30,
	2014			2013
	Number of contracts	Recorded investment pre- modification	Recorded investment post	Number of contracts	Recorded investment pre- modification	Recorded investment post
Office	2	$19,836	$19,836	—	$—	$—

There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the period.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type and geographic distribution are as follows:

	June 30, 2014	December 31, 2013
Industrial	12.1%	12.3%
Office	22.9	23.1
Retail	42.5	43.4
Other	22.5	21.2

Total	100.0%	100.0%

	June 30, 2014	December 31, 2013
East North Central	4.4%	7.8%
East South Central	4.6	5.4
Mountain	6.1	6.0
Pacific	6.5	5.5
South Atlantic	11.9	13.4
West South Central	60.0	59.0
Other	6.5	2.9

Total	100.0%	100.0%

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2014 or 2013.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	June 30, 2014	December 31, 2013
Investment real estate	$132,875	$123,624
Cash and cash equivalents	3,343	2,154
Accrued investment income	295	2,197
Other receivables	8,326	8,488
Other assets	5,029	6,016

Total assets of consolidated VIEs	$149,868	$142,479

Notes payable	$112,450	$113,849
Other liabilities	4,596	6,680

Total liabilities of consolidated VIEs	$117,046	$120,529

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $16,539,000 and $12,782,000 at June 30, 2014 and December 31, 2013, respectively. The current portion of notes payable was $3,024,000 and $3,199,000 at June 30, 2014 and December 31, 2013, respectively. The average interest rate on the current portion of the notes payable was 4.25% during 2014. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, and adjusted LIBOR plus 1.0% LIBOR margin. Of the long-term notes payable, $9,375,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National invests, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all owners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	June 30, 2014		December 31, 2013
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Investment in unconsolidated affiliates	$186,460	$186,460	$195,794	$195,794
Mortgage loans	146,817	146,817	101,648	101,648
Accrued investment income	621	621	454	454

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	June 30, 2014			December 31, 2013
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	395	$976,500	$163,861	394	$951,400	$164,753
Equity-indexed embedded derivative	Policyholders’ account balances	37,728	893,400	186,261	33,579	819,200	148,435

	Location in the Consolidated Statements	Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated		Three months ended June 30,		Six months ended June 30,
as Hedging Instruments	of Operations	2014	2013	2014	2013
Equity-indexed options	Net investment income	$18,464	$10,419	$22,449	$34,759
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(11,826)	(8,047)	(14,722)	(28,694)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Bonds	$149,879	$157,975	$301,395	$321,408
Equity securities	9,258	8,421	18,342	15,236
Mortgage loans	55,904	56,083	107,358	107,868
Real estate	2,073	352	(2,898)	(1,069)
Options	18,464	10,419	22,449	34,759
Other invested assets	6,714	13,536	14,469	19,950

Total	$242,292	$246,786	$461,115	$498,152

Realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Bonds	$3,293	$3,696	$19,912	$6,919
Equity securities	3,533	11,836	10,064	20,519
Mortgage loans	(3,145)	101	(3,873)	389
Real estate	(1,934)	29,563	3,029	35,946
Other invested assets	4	(56)	(935)	(95)

Total	$1,751	$45,140	$28,197	$63,678

The other-than-temporary-impairment losses are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Bonds	$—	$—	$(41)	$—
Equity securities	(462)	(1,604)	(1,396)	(3,191)

Total	$(462)	$(1,604)	$(1,437)	$(3,191)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of financial instruments are shown below (in thousands):

	June 30, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,320,345	$8,853,771	$8,491,347	$8,823,068
Fixed maturity securities, bonds available-for-sale	4,927,864	4,927,864	4,599,673	4,599,673
Equity securities	1,501,863	1,501,863	1,410,608	1,410,608
Equity-indexed options	163,861	163,861	164,753	164,753
Mortgage loans on real estate, net of allowance	3,311,380	3,535,188	3,299,242	3,470,663
Policy loans	399,927	399,927	397,407	397,407
Short-term investments	341,508	341,508	495,386	495,386
Separate account assets	1,006,320	1,006,320	970,954	970,954

Total financial assets	$19,973,068	$20,730,302	$19,829,370	$20,332,512

Financial liabilities
Investment contracts	$9,061,887	$9,061,887	$9,423,122	$9,423,122
Embedded derivative liability forequity-indexed contracts	186,261	186,261	148,435	148,435
Notes payable	112,450	112,450	113,849	113,849
Separate account liabilities	1,006,320	1,006,320	970,954	970,954

Total financial liabilities	$10,366,918	$10,366,918	$10,656,360	$10,656,360

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

American National has reviewed the inputs and methodology used and the techniques applied by the pricing service to produce quotes that represent the fair value of a specific security. The review confirms that the pricing service is utilizing information from observable transactions or a technique that represents a market participant’s assumptions. American National does not adjust quotes received from the pricing service. The pricing service utilized by American National has indicated that they will produce an estimate of fair value only if there is objectively verifiable information available.

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At June 30, 2014 and December 31, 2013, the one year implied volatility used to estimate embedded derivative value was 14.23% and 15.01%, respectively.

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

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of June 30, 2014
	Total
	Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$361,718	$—	$361,718	$—
Foreign governments	31,104	—	31,104	—
Corporate debt securities	8,047,882	—	8,001,421	46,461
Residential mortgage-backed securities	391,952	—	390,965	987
Collateralized debt securities	2,481	—	—	2,481
Other debt securities	18,634	—	13,309	5,325

Total bonds held-to-maturity	8,853,771	—	8,798,517	55,254

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,237	—	24,237	—
U.S. states and political subdivisions	732,035	—	729,520	2,515
Foreign governments	6,899	—	6,899	—
Corporate debt securities	4,096,911	—	4,091,691	5,220
Residential mortgage-backed securities	52,278	—	50,352	1,926
Collateralized debt securities	13,544	—	11,274	2,270
Other debt securities	1,960	—	1,960	—

Total bonds available-for-sale	4,927,864	—	4,915,933	11,931

Equity securities
Common stock	1,458,785	1,458,785	—	—
Preferred stock	43,078	43,078	—	—

Total equity securities	1,501,863	1,501,863	—	—

Options	163,861	—	—	163,861
Mortgage loans on real estate	3,535,188	—	3,535,188	—
Policy loans	399,927	—	—	399,927
Short-term investments	341,508	—	341,508	—
Separate account assets	1,006,320	—	1,006,320	—

Total financial assets	$20,730,302	$1,501,863	$18,597,466	$630,973

Financial liabilities
Investment contracts	$9,061,887	$—	$—	$9,061,887
Embedded derivative liability for equity-indexed contracts	186,261	—	—	186,261
Notes payable	112,450	—	—	112,450
Separate account liabilities	1,006,320	—	1,006,320	—

Total financial liabilities	$10,366,918	$—	$1,006,320	$9,360,598

	Fair Value Measurement as of December 31, 2013
	Total
	Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,744	$—	$1,744	$—
U.S. states and political subdivisions	362,656	—	362,656	—
Foreign governments	31,604	—	31,604	—
Corporate debt securities	7,993,891	—	7,950,418	43,473
Residential mortgage-backed securities	418,683	—	417,688	995
Collateralized debt securities	2,591	—	—	2,591
Other debt securities	11,899	—	11,899	—

Total bonds held-to-maturity	8,823,068	—	8,776,009	47,059

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,476	—	22,476	—
U.S. states and political subdivisions	638,561	—	636,041	2,520
Foreign governments	6,649	—	6,649	—
Corporate debt securities	3,807,033	—	3,794,809	12,224
Residential mortgage-backed securities	63,007	—	60,841	2,166
Commercial mortgage-backed securities	29,260	—	—	29,260
Collateralized debt securities	15,186	—	13,052	2,134
Other debt securities	17,501	—	17,501	—

Total bonds available-for-sale	4,599,673	—	4,551,369	48,304

Equity securities
Common stock	1,368,995	1,368,995	—	—
Preferred stock	41,613	41,613	—	—

Total equity securities	1,410,608	1,410,608	—	—

Options	164,753	—	—	164,753
Mortgage loans on real estate	3,470,663	—	3,470,663	—
Policy loans	397,407	—	—	397,407
Short-term investments	495,386	—	495,386	—
Separate account assets	970,954	—	970,954	—

Total financial assets	$20,332,512	$1,410,608	$18,264,381	$657,523

Financial liabilities
Investment contracts	$9,423,122	$—	$—	$9,423,122
Embedded derivative liability for equity-indexed contracts	148,435	—	—	148,435
Notes payable	113,849	—	—	113,849
Separate account liabilities	970,954	—	970,954	—

Total financial liabilities	$10,656,360	$—	$970,954	$9,685,406

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended June 30,			Six months ended June 30,
	Assets		Liability	Assets		Liability
		Equity-			Equity-
	Investment	Indexed	Embedded	Investment	Indexed	Investment
	Securities	Options	Derivative	Securities	Options	Contracts
Beginning balance, 2014	$11,973	$146,147	$155,191	$48,304	$164,753	$148,435
Total realized and unrealized investment gains/losses included in other comprehensive income	321	—	—	(11,873)	—	—
Net fair value change included in realized gains/losses	—	—	—	13,056	—	—
Net gain (loss) for derivatives included in net investment income	—	16,678	—	—	18,790	—
Net change included in interest credited	—	—	11,826	—	—	14,722
Purchases, sales and settlements or maturities
Purchases	—	4,017	—	—	8,690	—
Sales	(362)	—	—	(37,550)	—	—
Settlements or maturities	—	(2,981)	—	(5)	(28,372)	—
Premiums less benefits	—	—	19,244	—	—	23,104

Ending balance June 30, 2014	$11,932	$163,861	$186,261	$11,932	$163,861	$186,261

Beginning balance, 2013	$114,373	$105,254	$93,988	$107,036	$82,625	$75,032
Total realized and unrealized investment gains/losses included in other comprehensive income	2,720	—	—	11,129	—	—
Net fair value change included in realized gains/losses	8	—	—	219	—	—
Net gain (loss) for derivatives included in net investment income	—	8,700	—	—	31,166	—
Net change included in interest credited	—	—	8,047	—	—	28,694
Purchases, sales and settlements or maturities
Purchases	63	4,418	—	2,070	7,708	—
Sales	(10,844)	—	—	(14,134)	—	—
Settlements or maturities	—	(2,814)	—	—	(5,941)	—
Premiums less benefits	—	—	(1,072)	—	—	(2,763)
Gross transfers out of Level 3	(50,762)	—	—	(50,762)	—	—

Ending balance June 30, 2013	$55,558	$115,558	$100,963	$55,558	$115,558	$100,963

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain/(loss) of $3,641,000 and $28,651,000 relating to assets still held at June 30, 2014 and 2013, respectively.

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Beginning balance 2014	$684,084	$424,158	$47,220	$122,271	$1,277,733
Additions	50,990	24,194	9,463	109,103	193,750
Amortization	(35,082)	(37,804)	(9,292)	(111,626)	(193,804)
Effect of change in unrealized gains on available-for-sale securities	(5,716)	(25,121)	—	—	(30,837)

Net change	10,192	(38,731)	171	(2,523)	(30,891)

Ending balance at June 30, 2014	$694,276	$385,427	$47,391	$119,748	$1,246,842

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2014	2013
Unpaid claims balance, beginning	$1,096,301	$1,168,047
Less reinsurance recoverables	215,161	256,885

Net beginning balance	881,140	911,162

Incurred related to
Current	472,008	492,192
Prior years	(10,860)	(18,633)

Total incurred claims	461,148	473,559

Paid claims related to
Current	224,618	262,490
Prior years	199,925	210,013

Total paid claims	424,543	472,503

Net balance	917,745	912,218
Plus reinsurance recoverables	228,340	241,079

Unpaid claims balance, ending	$1,146,085	$1,153,297

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years’ decreased by approximately $10,860,000 during the first six months of 2014 and $18,633,000 during the same period in 2013.

12. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) on pre-tax income	$23,073	35.0%	$29,473	35.0%	$49,137	35.0%	$51,225	35.0%
Tax-exempt investment income	(1,602)	(2.4)	(1,575)	(1.9)	(3,155)	(2.2)	(3,198)	(2.2)
Dividend exclusion	(1,665)	(2.5)	(1,621)	(1.9)	(3,553)	(2.5)	(3,092)	(2.1)
Miscellaneous tax credits, net	(1,664)	(2.5)	(1,929)	(2.3)	(3,215)	(2.3)	(3,890)	(2.6)
Other items, net	3,416	5.2	455	0.6	3,831	2.7	(4,925)	(3.4)

	$21,558	32.8%	$24,803	29.5%	$43,045	30.7%	$36,120	24.7%

American National made federal tax payments of $30,913,000 during the six months ended June 30, 2014 and made payments of $24,083,000 during the first six months ended June 30, 2013.

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of June 30, 2014 and December 31, 2013. However, if not utilized beforehand, approximately $4,650,000 in ordinary loss tax carryforwards will expire on December 31, 2034.

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

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in the accumulated other comprehensive income (loss) (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized	Defined Benefit
	Gains/(Losses)	Pension Plan	Foreign Currency
	on Securities	Adjustments	Adjustments	AOCI
Beginning balance 2014	$457,937	$(43,884)	$(341)	$413,712
Amounts reclassified from AOCI (net of tax benefit $9,225 and expense $772)	(17,133)	1,434	—	(15,699)
Unrealized holding gains (losses) arising during the period (net of tax expense $80,821)	150,098			150,098
Unrealized adjustment to DAC (net of tax benefit $11,377)	(19,460)			(19,460)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $3,632)	(6,746)			(6,746)
Foreign currency adjustment (net of tax benefit $54)			(101)	(101)

Ending balance at June 30, 2014	$564,696	$(42,450)	$(442)	$521,804

	Net Unrealized	Defined Benefit
	Gains/(Losses)	Pension Plan	Foreign Currency
	on Securities	Adjustments	Adjustments	AOCI
Beginning balance 2013	$370,842	$(129,003)	$171	$242,010
Amounts reclassified from AOCI (net of tax benefit $7,902 and expense $3,097)	(14,374)	5,751	—	(8,623)
Unrealized holding gains (losses) arising during the period (net of tax benefit $3,628)	(6,739)			(6,739)
Unrealized adjustment to DAC (net of tax expense $14,822)	25,774			25,774
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax expense $87)	161			161
Foreign currency adjustment (net of tax expense $223)			414	414

Ending balance at June 30, 2013	$375,664	$(123,252)	$585	$252,997

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30,	December 31,
	2014	2013
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,960,697)	(3,937,261)

Outstanding shares	26,871,752	26,895,188
Restricted shares	(150,667)	(190,667)

Unrestricted outstanding shares	26,721,085	26,704,521

Stock-based compensation

American National has one stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. The Board Compensation Committee makes incentive awards under this plan to our executives after meeting established performance objectives. All awards are subject to review by the Board of Directors, both at the time of setting applicable performance objectives and at the time of payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants are made to certain officers and directors as compensation and to align their interests with those of other shareholders.

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
		Weighted-		Weighted-		Weighted-
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Units	Date Fair Value
Outstanding at December 31, 2013	74,435	$113.86	190,667	$107.54	121,369	$76.23
Granted	—	—	—	—	66,383	113.49
Exercised	(2,667)	95.62	(40,000)	109.54	(57,640)	75.94
Forfeited	—	—	—	—	50	113.49
Expired	(14,729)	115.92	—	—	—	—

Outstanding at June 30, 2014	57,039	$114.46	150,667	$107.01	130,162	95.82

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	2.3	4.2	2.2
Exercisable shares
Weighted-average exercise price	$114.46	$107.01	$95.82
Weighted-average exercise price exercisable shares	$114.58	N/A	N/A
Compensation expense (credits)
Three months ended June 30, 2014	$(4,000)	$1,576,000	$465,000
Three months ended June 30, 2013	42,000	524,000	1,906,000
Six months ended June 30, 2014	(13,000)	2,081,000	668,000
Six months ended June 30, 2013	73,000	1,029,000	3,610,000
Fair value of liability award
June 30, 2014	$177,000	N/A	$14,529,000
December 31, 2013	376,000	N/A	15,018,000

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

Effective December 31, 2012, the settlement provision within outstanding RSU awards was modified to allow the recipient of the awards to settle the vested RSUs in either cash or American National’s common stock. This change in the settlement provision is expected to apply to all future issuance of RSU awards. Prior to the modification, vested RSUs were converted to American National’s common stock on a one-for-one basis. This modification changes the award classification from equity to liability award. At the date of modification, American National recorded a liability of $7,974,000 with a corresponding reduction in additional paid-in capital. The liability will be remeasured and adjusted for changes in the fair value each reporting period through the vesting date. RSU generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. The modification, which was applied consistently to all participants, resulted in an incremental cost of $5,448,000 for the six months ended June 30, 2014 and added an incremental cost of $3,031,000 during the six months ended June 30, 2013.

RS Awards entitle the participant to full dividend and voting rights. Each award has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and these awards feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock for 350,334 shares has been granted at an exercise price of zero, of which 150,667 shares are unvested.

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows (in thousands, except for share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding	26,802,896	26,779,969	26,799,648	26,777,029
Incremental shares from RS awards and RSUs	123,455	121,378	124,981	117,769

Total shares for diluted calculations	26,926,351	26,901,347	26,924,629	26,894,798

Net income (loss) attributable to American National	$57,261	$58,169	$110,139	$118,140
Basic earnings per share	$2.14	$2.17	$4.11	$4.41
Diluted earnings per share	2.12	2.16	4.09	4.39

Statutory Capital and Surplus

Risk Based Capital (“RBC”) requirements are measures insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2014 and December 31, 2013, American National Insurance Company’s statutory capital and surplus was $ 2,780,280,000 and $2,667,858,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at June 30, 2014 and December 31, 2013, substantially above each subsidiary’s authorized control level RBC.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $ 58,560,000 and $ 58,207,000 at June 30, 2014 and 2013, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	June 30, 2014	December 31, 2013
Statutory capital and surplus
Life insurance entities	$1,858,161	$1,771,999
Property and casualty insurance entities	931,100	904,557

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Statutory net income
Life insurance entities	$41,064	$57,412	$96,118	$99,684
Property and casualty insurance entities	(1,045)	(4,431)	22,134	5,945

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by state laws. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of prior year statutory net income from operations on an annual, non-cumulative basis, or 10% of prior year statutory surplus. Under Texas insurance law, American National Insurance Company is permitted to pay total dividends of $ 266,786,000 during 2014 without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at June 30, 2014 and December 31, 2013.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $4,756,000 and $6,007,000 at June 30, 2014 and December 31, 2013, respectively.

15. SEGMENT INFORMATION

Management organizes the business into five operating segments:

•	Life—markets whole, term, universal, indexed and variable life insurance on a national basis primarily through career and multiple-line agents, independent agents and direct marketing channels.

•	Annuity—offers fixed, indexed, and variable annuity products. These products are sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.

•	Health—primary lines of business are Medicare Supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.

•	Property and Casualty—writes personal and commercial coverages and credit-related property insurance. These products are sold through multiple-line and independent agents.

•	Corporate and Other—consists of net investment income from investments not allocated to the insurance segments and revenues from non-insurance operations.

The accounting policies of the segments are the same as those described in Note 2 to American National’s annual report on form 10-K. All revenue and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations by operating segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$13,104	$8,411	$11,282	$14,415
Annuity	28,344	23,668	46,049	51,002
Health	10,821	9,680	10,275	8,994
Property and casualty	190	(4,345)	29,702	8,564
Corporate and other	13,463	46,796	43,082	63,383

Total	$65,922	$84,210	$140,390	$146,358

16. COMMITMENTS AND CONTINGENCIES

Commitments

American National had aggregate commitments at June 30, 2014, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $412,437,000 of which $200,841,000 is expected to be funded in 2014. The remaining $211,596,000 will be funded in 2015 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2014 and December 31, 2013, the outstanding letters of credit were $14,277,000 and $15,560,000, respectively, and there were no borrowings on this facility. This facility expires on September 30, 2014. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2014, was approximately $206,376,000, while the total cash values of the related life insurance policies was approximately $210,615,000.

Litigation

American National Insurance Company and certain subsidiaries, in common with the insurance industry in general, are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management’s changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our consolidated financial position, liquidity or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to American National is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

17. RELATED PARTY TRANSACTIONS

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to/(from) American National
		Six months ended June 30,		June 30,	December 31,
Related Party	Financial Statement Line Impacted	2014	2013	2014	2013
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$606	$564	$7,136	$7,742
Gal-Tex Hotel Corporation	Net investment income	272	314	43	47
Greer, Herz and Adams, LLP	Other operating expenses	5,709	4,872	(460)	(284)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the six months ended June 30, 2014 and 2013 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2013 Annual Report on Form 10-K filed with the SEC on February 28th, 2014, and they include among others:

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Premiums	$445,626	$422,850	$22,776	$910,501	$842,619	$67,882
Other policy revenues	55,859	49,937	5,922	111,786	99,935	11,851
Net investment income	242,292	246,786	(4,494)	461,115	498,152	(37,037)
Realized investments gains (losses), net	1,289	43,536	(42,247)	26,760	60,487	(33,727)
Other income	9,720	10,551	(831)	17,060	17,512	(452)

Total premiums and other revenues	754,786	773,660	(18,874)	1,527,222	1,518,705	8,517

Benefits, losses and expenses
Policyholder benefits	141,512	124,173	17,339	310,244	246,370	63,874
Claims incurred	237,462	241,645	(4,183)	459,903	470,207	(10,304)
Interest credited to policyholders’ account balances	91,794	99,770	(7,976)	175,206	210,876	(35,670)
Commissions for acquiring and servicing policies	103,949	93,733	10,216	202,384	178,856	23,528
Other operating expenses	120,517	129,160	(8,643)	239,041	253,735	(14,694)
Change in deferred policy acquisition costs (1)	(6,370)	969	(7,339)	54	12,303	(12,249)

Total benefits and expenses	688,864	689,450	(586)	1,386,832	1,372,347	14,485

Income (loss) before other items and federal income taxes	$65,922	$84,210	$(18,288)	$140,390	$146,358	$(5,968)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Consolidated earnings decreased during the quarter and year-to-date ended June 30, 2014 compared to 2013 primarily as a result of a decrease in realized investments gains. Increases in premiums and decreases in claims incurred and other operating expenses resulted in increased earnings from our insurance segments during the same periods.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Premiums	$72,678	$71,546	$1,132	$144,673	$140,201	$4,472
Other policy revenues	51,995	46,518	5,477	103,604	92,876	10,728
Net investment income	57,677	59,238	(1,561)	115,035	116,187	(1,152)
Other income	352	878	(526)	689	1,385	(696)

Total premiums and other revenues	182,702	178,180	4,522	364,001	350,649	13,352

Benefits, losses and expenses
Policyholder benefits	82,485	81,573	912	173,765	163,075	10,690
Interest credited to policyholders’ account balances	15,871	14,310	1,561	31,616	27,097	4,519
Commissions for acquiring and servicing policies	32,269	30,561	1,708	61,732	56,150	5,582
Other operating expenses	49,698	51,691	(1,993)	101,514	104,227	(2,713)
Change in deferred policy acquisition costs (1)	(10,725)	(8,366)	(2,359)	(15,908)	(14,315)	(1,593)

Total benefits and expenses	169,598	169,769	(171)	352,719	336,234	16,485

Income before other items and federal income taxes	$13,104	$8,411	$4,693	$11,282	$14,415	$(3,133)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the quarter ended June 30, 2014 compared to 2013 primarily due to increases in premiums on traditional products and other policy revenues on interest-sensitive products. Earnings decreased during the six months ended June 30, 2014 compared to 2013 due to an increase in claims.

Premiums and other policy revenues

Premiums increased during the quarter and year-to-date ended June 30, 2014 compared to 2013. The increases were primarily driven by the continued growth of the in-force block of business of term products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. An increase in interest-sensitive life policies contributed to the increases in these charges during the quarter and year-to-date ended June 30, 2014 compared to 2013.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies written by an insurance company during the period (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Whole life	$6,689	$6,720	$(31)	$13,417	$13,400	$17
Term life	7,626	9,279	(1,653)	15,147	16,680	(1,533)
Universal life	9,002	9,715	(713)	17,981	17,839	142

Total recurring	$23,317	$25,714	$(2,397)	$46,545	$47,919	$(1,374)

Single and excess (1)	$506	$459	$47	$962	$1,092	$(130)
Credit life (1)	1,029	1,082	(54)	1,932	2,002	(70)

(1)	These are weighted amounts representing 10% of single and excess premiums and 15% of credit life premuims.

Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums and 15% of credit life premium. Life insurance sales measure activity associated with gaining new insurance business in the current period whereas GAAP premium revenues are associated with policies sold in current and prior periods; therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Life insurance sales decreased during the quarter and year-to date ended June 30, 2014 compared to 2013 driven primarily by a decline in term life sales. Marketing activities at financial institutions with whom The Company markets life insurance have been curtailed at the financial institutions to ensure compliance with Consumer Financial Protection Bureau views on appropriate marketing practices.

Benefits, losses and expenses

Policyholder benefits increased during the six months ended June 30, 2014 compared to 2013 primarily due to an increase in the number of large claims. The maximum benefits that would be payable is limited, through the effects of reinsurance, to $1.5 million.

The increase in commissions during the quarter and year-to-date ended June 30, 2014 compared to 2013 is primarily due to an increase in first year premiums on term and equity-indexed universal life products.

Other operating expenses were down slightly during the quarter and year-to-date ended June 30, 2014 compared to 2013.

The following table presents the components of the change in DAC (in thousands), which decreased expenses due to an increase in acquisition cost capitalized.

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Acquisition cost capitalized	$27,702	$23,319	$4,383	$50,990	$49,227	$1,763
Amortization of DAC	(16,977)	(14,953)	(2,024)	(35,082)	(34,912)	(170)

Net change in DAC (1)	$10,725	$8,366	$2,359	$15,908	$14,315	$1,593

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Policy in-force information

The following table summarizes changes in the Life insurance in-force amounts (in thousands) and number of policies in-force:

	June 30,	December 31,
	2014	2013	Change
Life insurance in-force
Traditional life	$57,334,893	$54,788,898	$2,545,995
Interest-sensitive life	25,638,466	25,281,391	357,075

Total life insurance in-force	$82,973,359	$80,070,289	$2,903,070

Number of policies in-force
Traditional life	1,973,831	2,002,602	(28,771)
Interest-sensitive life	201,104	196,949	4,155

Total number of policies	2,174,935	2,199,551	(24,616)

Total life insurance in-force increased during 2014 compared to 2013, while the total number of policies decreased reflecting the transition to larger face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Premiums	$46,653	$33,625	$13,028	$113,589	$66,321	$47,268
Other policy revenues	3,864	3,419	445	8,182	7,059	1,123
Net investment income	145,143	151,163	(6,020)	275,457	315,208	(39,751)
Other income	—	95	(95)	—	145	(145)

Total premiums and other revenues	195,660	188,302	7,358	397,228	388,733	8,495

Benefits, losses and expenses
Policyholder benefits	59,027	42,600	16,427	136,479	83,295	53,184
Interest credited to policyholders’ account balances	75,923	85,460	(9,537)	143,590	183,779	(40,189)
Commissions for acquiring and servicing policies	13,007	11,194	1,813	26,571	21,587	4,984
Other operating expenses	13,145	17,544	(4,399)	30,929	31,811	(882)
Change in deferred policy acquisition costs (1)	6,214	7,836	(1,622)	13,610	17,259	(3,649)

Total benefits and expenses	167,316	164,634	2,682	351,179	337,731	13,448

Income before other items and federal income taxes	$28,344	$23,668	$4,676	$46,049	$51,002	$(4,953)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the quarter ended June 30, 2014 compared to 2013, primarily due to lower operating expenses. Earnings decreased during the year-to-date ended June 30, 2014 compared to 2013 primarily due to a decrease in investment income resulting from lower account balances and lower option and derivative investing results.

Premiums and other policy revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Fixed deferred annuity	$95,533	$66,367	$29,166	$193,709	$133,515	$60,194
Single premium immediate annuity	54,440	47,648	6,792	130,248	94,901	35,347
Equity-indexed deferred annuity	67,342	42,301	25,041	118,078	79,493	38,585
Variable deferred annuity	25,906	34,902	(8,996)	60,446	64,068	(3,622)

Total premium and deposits	243,221	191,218	52,003	502,481	371,977	130,504
Less: Policy deposits	196,568	157,593	38,975	388,892	305,656	83,236

Total earned premiums	$46,653	$33,625	$13,028	$113,589	$66,321	$47,268

We monitor account values and changes in those values (shown below in thousands) as key indicators of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes:

	Six months ended June 30,
	2014	2013
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,355,946	$9,803,197
Net inflows	229,045	136,213
Surrenders	(687,317)	(635,095)
Fees	(5,234)	(4,361)
Interest credited	140,103	180,614

Account value, end of period	$9,032,543	$9,480,568

Single premium immediate annuity
Reserve, beginning of period	$1,199,276	$1,075,638
Net inflows	67,856	34,452
Interest and mortality	23,330	19,517

Reserve, end of period	$1,290,462	$1,129,607

Variable deferred annuity
Account value, beginning of period	$489,305	$417,645
Net inflows	59,974	61,873
Surrenders	(71,185)	(60,070)
Fees	(2,842)	(2,573)
Change in market value and other	23,602	22,778

Account value, end of period	$498,854	$439,653

Deferred and immediate annuity sales increased compared to last year, which resulted in the increase in fund inflows to these products. The Company has increased its focus on the annuity channel, expanding distribution through the introduction of additional marketing programs and the development of new accounts. The Company also introduced a new indexed annuity.

Variable deferred annuity net inflows were relatively flat during the year-to-date ended June 30, 2014 compared to 2013. These products have no guaranteed minimum withdrawal benefits. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $1.1 million and $1.5 million as of June 30, 2014 and 2013, respectively. After reinsurance, which is with reinsurers rated “A” or higher by A.M. Best, the net exposure was $0.2 million and $0.4 million, as of June 30, 2014 and 2013, respectively.

Benefits, losses and expenses

Benefits are highly correlated to the sales volume of Single Premium Immediate Annuity (“SPIA”) contracts and increased for 2014 compared to 2013. Policyholder benefits consist of annuity payments and reserve increases for annuity contracts.

Commissions increased for the year-to-date ended June 30, 2014 compared to 2013 primarily due to increased annuity sales.

Other operating expenses decreased during the quarter ended June 30, 2014 compared to 2013 primarily due to lower account values. Other operating expenses were relatively flat during the year-to-date ended June 30, 2014 compared to 2013.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Acquisition cost capitalized	$11,673	$11,486	$187	$24,194	$23,055	$1,139
Amortization of DAC	(17,887)	(19,322)	1,435	(37,804)	(40,314)	2,510

Net change in DAC (1)	$(6,214)	$(7,836)	$1,622	$(13,610)	$(17,259)	$3,649

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. The ratios for the year-to-date ended June 30, 2014 and 2013 were 32.3% and 33.1%, respectively.

Options and Derivatives

Shown below is the incremental impact of option return to net investment income, and the impact of the equity-indexed annuity embedded derivative to interest credited to policyholders’ account balances (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Net investment income
Without option return	$127,430	$140,650	$(13,220)	$254,157	$280,828	$(26,671)
Option return	17,713	10,513	7,200	21,300	34,380	(13,080)
Interest credited to policy account balances
Without embedded derivative	64,360	77,520	(13,160)	129,544	155,420	(25,876)
Equity-indexed annuity embedded derivative	11,563	7,940	3,623	14,046	28,359	(14,313)

Net investment income without option return decreased for the quarter and year-to-date ended June 30, 2014 compared to 2013 primarily due to lower aggregate account values and portfolio yield. Fixed interest credited to policyholders’ account balances without embedded derivative decreased during the quarter and year-to-date ended June 30, 2014 compared to 2013 due to lower account values coupled with a decrease in rates.

The option return, as well as the related equity-indexed embedded derivative return, increased during the quarter ended and decreased during the year-to-date ended June 30, 2014 compared to the same period in 2013, primarily due to the relative change in the S&P 500 Index during the respective periods. These option returns correlate to the 4.7%, and 2.4% change in the S&P 500 Index during the quarter ended June 30, 2014 and 2013, respectively. The year-to-date decrease correlates to the 6.1% and 12.6% return in the S&P 500 for 2014 and 2013, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Premiums	$55,379	$53,532	$1,847	$110,715	$106,261	$4,454
Net investment income	2,897	2,839	58	5,835	5,704	131
Other income	5,642	4,610	1,032	10,255	8,816	1,439

Total premiums and other revenues	63,918	60,981	2,937	126,805	120,781	6,024

Benefits, losses and expenses
Claims incurred	32,737	33,006	(269)	76,666	71,974	4,692
Commissions for acquiring and servicing policies	9,270	6,680	2,590	17,343	13,252	4,091
Other operating expenses	11,492	11,191	301	22,692	24,588	(1,896)
Change in deferred policy acquisition costs (1)	(402)	424	(826)	(171)	1,973	(2,144)

Total benefits and expenses	53,097	51,301	1,796	116,530	111,787	4,743

Income before other items and federal income taxes	$10,821	$9,680	$1,141	$10,275	$8,994	$1,281

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the quarter and year-to-date ended June 30, 2014 compared to 2013 due to an increase in premiums as well as an increase in other income primarily from continued growth in the MGU business block.

Premiums and other revenues

Health earned premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Medicare Supplement	$21,360	38.6%	$22,457	42.0%	$43,353	39.2%	$45,917	43.2%
Medical expense	5,534	10.0	7,486	14.0	11,765	10.6	15,705	14.8
Group health	8,522	15.4	10,198	19.1	18,761	16.9	18,265	17.2
Credit accident and health	3,574	6.5	3,725	7.0	7,311	6.6	7,717	7.3
MGU	6,634	12.0	5,241	9.8	11,882	10.7	9,928	9.3
Supplemental insurance	8,167	14.7	2,738	5.1	14,325	12.9	5,162	4.9
All other	1,588	2.8	1,687	3.2	3,318	3.1	3,567	3.3

Total	$55,379	100.0%	$53,532	100.0%	$110,715	100.0%	$106,261	100.0%

Premiums increased during the quarter ended June 30, 2014 compared to 2013, primarily from the sales of individual limited benefit supplemental insurance products. Medicare Supplement premiums declined due to policy lapses outpacing new sales which have a lower average premium per policy.

Our in-force certificates or policies as of the dates indicated are as follows:

	June 30, 2014		December 31, 2013
	Number	Percentage	Number	Percentage
	of Policies	of Total Policies	of Policies	of Total Policies
Medicare Supplement	38,526	5.9%	40,064	6.4%
Medical expense	3,690	0.6	4,633	0.7
Group	16,107	2.5	19,679	3.1
Credit accident and health	225,048	34.5	235,014	37.5
MGU	254,882	39.0	221,811	35.3
Supplemental insurance	70,921	10.8	61,342	9.8
All other	43,252	6.7	45,369	7.2

Total	652,426	100.0%	627,912	100.0%

Total in-force policies increased during the quarter ended June 30, 2014 compared to 2013 primarily due to an increase in the MGU line. The MGU line increased as a result of our continued expansion in the MGU market as employers are using the stop loss market to manage the cost of providing health insurance for employees.

Benefits, losses and expenses

Claims incurred decreased during the quarter ended June 30, 2014 compared to 2013 primarily as a result of the continued decline in the closed medical expense block and a decrease in group claim submissions.

Claims incurred increased during the six months ended June 30, 2014 compared to 2013 primarily due to a judicial determination that The Company could not rescind a reinsurance agreement in dispute. Although The Company is appealing the determination, it has accrued for claims which the reinsurer has asserted are due under the agreement.

Other operating expenses increased during the quarter ended June 30, 2014 compared to 2013 due to a non recurring accrual in 2013, for expenses associated with a state insurance guaranty pool.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Acquisition cost capitalized	$5,175	$2,865	$2,310	$9,463	$5,440	$4,023
Amortization of DAC	(4,773)	(3,289)	(1,484)	(9,292)	(7,413)	(1,879)

Net change in DAC (1)	$402	$(424)	$826	$171	$(1,973)	$2,144

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

The net change in DAC increased for the quarter and year- to- date June 30, 2014 compared to 2013 primarily from commissions from increased sales of individual limited benefit supplemental insurance products.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Net premiums written	$295,538	$282,543	$12,995	$572,536	$550,760	$21,776

Premiums and other revenues
Net premiums earned	$270,916	$264,147	$6,769	$541,524	$529,836	$11,688
Net investment income	14,746	16,818	(2,072)	29,929	33,118	(3,189)
Other income	1,391	2,397	(1,006)	2,645	2,650	(5)

Total premiums and other revenues	287,053	283,362	3,691	574,098	565,604	8,494

Benefits, losses and expenses
Claims incurred	204,725	208,639	(3,914)	383,237	398,233	(14,996)
Commissions for acquiring and servicing policies	49,405	45,110	4,295	96,738	87,657	9,081
Other operating expenses	34,190	32,883	1,307	61,898	63,764	(1,866)
Change in deferred policy acquisition costs (1)	(1,457)	1,075	(2,532)	2,523	7,386	(4,863)

Total benefits and expenses	286,863	287,707	(844)	544,396	557,040	(12,644)

Income (loss) before other items and federal income taxes	$190	$(4,345)	$4,535	$29,702	$8,564	$21,138

Loss ratio	75.6%	79.0%	(3.4)	70.8%	75.2%	(4.4)
Underwriting expense ratio	30.4	29.9	0.5	29.9	30.0	(0.1)

Combined ratio	106.0%	108.9%	(2.9)	100.8%	105.2%	(4.5)

Impact of catastrophe events on combined ratio	10.8	16.7	(5.9)	8.1	12.5	(4.4)

Combined ratio without impact of catastrophe events	95.2%	92.2%	3.0	92.7%	92.7%	—

Gross catastrophe losses	$28,046	$47,076	$(19,030)	$41,106	$73,873	$(32,767)
Net catastrophe losses	28,504	43,254	(14,750)	42,143	64,942	(22,799)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results for the quarter improved compared to 2013 due to a decrease in catastrophe losses partially offset by increases in non-catastrophe claims and commissions. Results improved during the year ended June 30, 2014 compared to 2013, due to improvement in the loss ratio, primarily as a result of decreases in catastrophe losses and improved rate adequacy.

Benefits, losses and expenses

Claims incurred decreased during the quarter and year-to-date ended June 30, 2014 compared to 2013, as a result of decreases in catastrophe losses.

Net catastrophes losses for the quarter and year-to-date ended June 30, 2014 were $28.5 million and $42.1 million, respectively, compared to $43.3 million and $64.9 million for 2013. The decrease is due primarily to the decreases in the severity of catastrophes in 2014 compared to 2013.

Commissions increased for the quarter and year-to-date ended June 30, 2014 compared to 2013, primarily due to an increase in premium as well as an increase in certain variable commissions driven by the improvement in the loss ratio.

Products

Our Property and Casualty segment consists of: (i) Personal products, which we market primarily to individuals, representing 57.7% of net premiums written, (ii) Commercial products, which focus primarily on agricultural and other commercial markets, representing 34.5% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 7.8% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Net premiums written
Auto	$99,988	$100,390	$(402)	$202,098	$203,997	$(1,899)
Homeowner	60,722	57,435	3,287	109,221	104,146	5,075
Other Personal	9,696	9,651	45	19,280	19,156	124

Total net premiums written	$170,406	$167,476	$2,930	$330,599	$327,299	$3,300

Net premiums earned
Auto	$99,799	$100,824	$(1,025)	$198,655	$201,233	$(2,578)
Homeowner	53,739	49,890	3,849	108,079	101,401	6,678
Other Personal	8,960	8,970	(10)	17,752	17,872	(120)

Total net premiums earned	$162,498	$159,684	$2,814	$324,486	$320,506	$3,980

Loss ratio
Auto	79.1%	75.4%	3.7	74.5%	78.6%	(4.1)
Homeowner	97.2	127.8	(30.6)	82.8	105.6	(22.8)
Other Personal	16.5	57.2	(40.7)	28.1	52.0	(23.9)
Personal line loss ratio	81.6%	90.8%	(9.2)	74.7%	85.7%	(11.0)
Combined Ratio
Auto	103.8%	98.0%	5.8	96.7%	101.2%	(4.5)
Homeowner	125.5	152.5	(27.0)	107.4	130.2	(22.8)
Other Personal	36.3	79.8	(43.5)	45.7	74.5	(28.8)
Personal line combined ratio	107.5%	114.0%	(6.5)	97.5%	108.9%	(11.4)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the quarter and year-to-date ended June 30, 2014 compared to 2013, primarily due to a decline in policies in-force. The loss and combined ratios improved year-to-date during 2014 compared to 2013 due to a decline in catastrophe losses.

Homeowners: Net premiums written and earned increased during the quarter and year-to-date ended June 30, 2014 compared to 2013 primarily due to increasing premium rates over the time period. The loss and combined ratios improved during the quarter and year-to-date ended June 30, 2014 compared to 2013 due to a decline in both catastrophe and non-catastrophe weather-related losses and improved rate adequacy.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. The loss and combined ratios decreased for the year-to-date ended June 30, 2014 compared to 2013 tracking with the general trends on the auto and homeowners lines. The decrease in the loss and combined ratios for the quarter ended June 30, 2014 compared to 2013 followed the general trend for the homeowners line.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Net premiums written
Other Commercial	$44,018	$40,728	$3,290	$84,522	$78,321	$6,201
Agribusiness	33,560	29,977	3,583	62,796	55,679	7,117
Auto	24,978	23,239	1,739	50,151	47,164	2,987

Total net premiums written	$102,556	$93,944	$8,612	$197,469	$181,164	$16,305

Net premiums earned
Other Commercial	$34,813	$31,443	$3,370	$68,206	$62,232	$5,974
Agribusiness	29,865	27,193	2,672	58,863	53,686	5,177
Auto	19,734	19,363	371	38,782	38,545	237

Total net premiums earned	$84,412	$77,999	$6,413	$165,851	$154,463	$11,388

Loss ratio
Other Commercial	104.7%	84.7%	20.0	90.4%	66.9%	23.5
Agribusiness	46.8	62.0	(15.2)	62.4	79.2	(16.8)
Auto	74.0	72.5	1.5	70.8	71.5	(0.7)
Commercial line loss ratio	77.0%	73.7%	3.3	75.9%	72.3%	3.6
Combined ratio
Other Commercial	127.9%	113.7%	14.2	118.9%	96.0%	22.9
Agribusiness	77.2	100.1	(22.9)	98.5	115.8	(17.3)
Auto	106.0	96.9	9.1	96.4	96.0	0.4
Commercial line combined ratio	104.8%	104.8%	—	106.4%	102.9%	3.5

Other Commercial: Net premiums written and earned increased during the quarter and year-to-date ended June 30, 2014 compared to 2013, primarily due to increases in sales related to the workers’ compensation and business owners’ lines. The loss and combined ratios for the quarter and year-to-date ended June 30, 2014 increased due to reserve increases on workers’ compensation claims.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the quarter and year-to-date ended June 30, 2014 compared to 2013, primarily as a result of rate increases and a decrease in ceded premiums. The loss and combined ratio improved in both periods primarily due to a decline in net catastrophe losses, as well as a combination of rate and underwriting actions.

Commercial Automobile: Net premiums written and earned increased primarily due to rate increases over the quarter and year-to-date ended June 30, 2014 compared to 2013.

Credit Products

Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Net premiums written	$22,586	$21,123	$1,463	$44,468	$42,297	$2,171
Net premiums earned	24,007	26,464	(2,457)	51,187	54,867	(3,680)
Loss ratio	29.3%	23.5%	5.8	29.2%	21.8%	7.4
Combined ratio	101.2%	93.8%	7.4	102.5%	95.9%	6.6

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net premiums written increased during the quarter and year-to-date ended June 30, 2014 compared to 2013 primarily due to an increase in our Guaranteed Auto Protection business. Net premiums earned decreased as premiums shifted from Guaranteed Auto Protection Insurance to Guaranteed Auto Protection Waiver, a lower premium debt protection product.

The loss and combined ratios increased during the quarter and year-to-date ended 2014 compared to 2013 primarily due to an increase in claims in our collateral protection business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Net investment income	$21,829	$16,728	$5,101	$34,859	$27,935	$6,924
Realized investments gains, net	1,289	43,536	(42,247)	26,760	60,487	(33,727)
Other Income	2,335	2,571	(236)	3,471	4,516	(1,045)

Total premiums and other revenues	25,453	62,835	(37,382)	65,090	92,938	(27,848)

Benefits, losses and expenses
Commissions	(2)	188	(190)	—	210	(210)
Other operating expenses	11,992	15,851	(3,859)	22,008	29,345	(7,337)

Total benefits, losses and expenses	11,990	16,039	(4,049)	22,008	29,555	(7,547)

Income before other items and federal income taxes	$13,463	$46,796	$(33,333)	$43,082	$63,383	$(20,301)

Earnings decreased during the quarter ended June 30, 2014 compared to 2013 primarily due to decreases in realized gains. The decrease in realized gains is attributable to lower gains in equity securities and less real estate sale activity.

The Corporate and Other business segment recorded other-than-temporary impairments of $1,437,000 and $3,191,000 in the six months ended June 30, 2014 and 2013, respectively, which are included in “Realized investment gains, net.”

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$8,320,345	42.7%	$8,491,347	43.8%
Bonds available-for-sale, at fair value	4,927,864	25.3	4,599,673	23.7
Equity securities, at fair value	1,501,863	7.7	1,410,608	7.3
Mortgage loans on real estate, net of allowance	3,311,380	17.0	3,299,242	17.0
Policy loans	399,927	2.0	397,407	2.0
Investment real estate, net of accumulated depreciation	492,407	2.5	507,142	2.6
Short-term investments	341,508	1.8	495,386	2.6
Other invested assets	196,433	1.0	201,442	1.0

Total investments	$19,491,727	100.0%	$19,402,247	100.0%

The increase in our total investments at June 30, 2014 as compared to December 31, 2013 was primarily a result of an increase in bonds and the market value of equity securities partially offset by decreases in short term investments.

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

Bonds: We allocate most of our fixed maturity securities to support our insurance business. As of June 30, 2014, our fixed maturity securities had an estimated fair value of $13.8 billion, which was $0.8 billion, or 6.1%, above amortized cost. At December 31, 2013, our fixed maturity securities had an estimated fair value of $13.4 billion, which was $0.5 billion, or 3.7%, above amortized cost. Fixed maturity securities’ estimated fair value, due in one year or less, remained relatively unchanged compared to December 31, 2013.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	June 30, 2014			December 31, 2013
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$624,569	$663,188	4.8%	$621,527	$649,161	4.9%
AA	1,610,789	1,691,483	12.3	1,472,221	1,511,517	11.3
A	5,199,549	5,527,777	40.1	5,260,435	5,466,136	40.7
BBB	5,079,433	5,404,072	39.2	5,094,589	5,272,246	39.2
BB and below	475,312	495,114	3.6	498,966	523,681	3.9

Total	$12,989,652	$13,781,634	100.0%	$12,947,738	$13,422,741	100.0%

We expect the exposure to below investment grade securities to decrease as these bonds approach maturity. We do not own direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal or Spain.

Mortgage Loans: We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 5.5% and 5.2% at June 30, 2014 and December 31, 2013, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities: Our equity portfolio is in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	June 30, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
Common stock	$719,331	$741,190	$(1,736)	$1,458,785	97.1
Preferred stock	23,718	19,364	(4)	43,078	2.9

Total	$743,049	$760,554	$(1,740)	$1,501,863	100.0

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
Common stock	$717,390	$653,967	$(2,362)	$1,368,995	97.0
Preferred stock	23,690	18,301	(378)	41,613	3.0

Total	$741,080	$672,268	$(2,740)	$1,410,608	100.0

Investment Real Estate: We invest in commercial real estate where positive cash flows and/or appreciation in value is expected. Real estate may be owned directly by our insurance companies or non-insurance affiliates or indirectly in joint ventures with real estate developers or investors we determine share our perspective regarding risk and return relationships. The carrying value of real estate is stated at cost, less accumulated depreciation and prior impairments, if any. Depreciation is provided over the estimated useful lives of the properties.

Short-Term Investments: Short-term investments are primarily commercial paper rated A2/P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.

Policy Loans: For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of June 30, 2014, we had $399.9 million in policy loans with a loan to surrender value of 56.7%, and at December 31, 2013, we had $397.4 million in policy loans with a loan to surrender value of 67.9%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Realized Gains (Losses)

Net investment income decreased $37.0 million during the six months ended June 30, 2014 primarily due to a decrease in income from options and bonds. Net investment income from options decreased $12.3 million during 2014 due to a smaller change during 2014 in the S&P 500 index from which our option values are derived. Net investment income from bonds decreased $20.0 million during the six months ended June 30, 2014 primarily due to bonds with lower interest yields making up a larger percentage of our portfolio as older bonds, which were purchased when interest rates were higher, matured.

Realized gains decreased $30.2 million during the six months ended June 30, 2014 compared to 2013 primarily as a result of decrease in realized gains on sales of investment real estate. Other-than-temporary impairment on investment securities decreased $1.8 million during the six months ended June 30, 2014 compared to 2013.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at June 30, 2014 and December 31, 2013 were $1,017.4 million and $812.8 million, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains of available-for-sale securities increased $151.0 million to $1,035.5 million during the 2014 resulting from increases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities decreased to $18.1 million at June 30, 2014 from $71.6 million at December 31, 2013. The gross unrealized gains of held-to-maturity securities increased $116.4 million to $568.2 million and gross unrealized losses decreased from $120.1 million in 2013 to $34.8 million in 2014. The decrease in gross unrealized losses of available-for-sale and held-to-maturity securities during 2014 is primarily attributable to corporate debt securities and the impact changes in interest rates have on fixed income securities.

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

Our cash and cash equivalents and short-term investment position was $476.2 million at June 30, 2014 compared to $613.3 million at December 31, 2013. The decrease relates primarily to a reduction in short-term investments.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	June 30,	December 31,
	2014	2013
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,844,928	$3,776,862
AOCI	521,804	413,712

Total American National stockholders’ equity	$4,366,732	$4,190,574

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $16.5 million at June 30, 2014 and $12.8 million at December 31, 2013, respectively.

The changes in our capital resources are summarized below (in thousands):

Six months ended
June 30, 2014
Net income	$110,139
Increase in net unrealized gains	106,759
Defined benefit pension plan adjustment	1,434
Dividends to shareholders	(41,421)
Other	(753)

Total	$176,158

During June 30, 2014, our capital resources increased substantially compared to June 30, 2013 primarily due to net income and increases in unrealized gains from our equity investment portfolio partially offset by dividends to stockholders.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2014 and December 31, 2013, American National Insurance Company’s statutory capital and surplus was $2,780,280,000 and $2,667,858,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at June 30, 2014 and December 31, 2013, substantially above its authorized control level RBC.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for Six months ended June 30, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 8, 2014