Form 10-Q
period 2014-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2014-11-07
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, there were 26,871,942 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $8,826,253 and $8,823,068)	$8,364,731	$8,491,347
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,700,235 and $4,456,391)	4,926,218	4,599,673
Equity securities, at fair value (Cost $745,733 and $741,080)	1,494,471	1,410,608
Mortgage loans on real estate, net of allowance	3,318,552	3,299,242
Policy loans	404,705	397,407
Investment real estate, net of accumulated depreciation of $181,125 and $211,575	458,116	507,142
Short-term investments	346,343	495,386
Other invested assets	202,131	201,442

Total investments	19,515,267	19,402,247

Cash and cash equivalents	136,142	117,946
Investments in unconsolidated affiliates	335,419	341,012
Accrued investment income	198,559	194,830
Reinsurance recoverables	410,525	414,743
Prepaid reinsurance premiums	55,681	57,869
Premiums due and other receivables	294,678	279,929
Deferred policy acquisition costs	1,249,704	1,277,733
Property and equipment, net	119,259	107,070
Current tax receivable	4,403	18,507
Other assets	148,448	142,043
Separate account assets	992,615	970,954

Total assets	$23,460,700	$23,324,883

LIABILITIES
Future policy benefits
Life	$2,736,156	$2,677,213
Annuity	982,720	903,437
Accident and health	70,699	71,941
Policyholders’ account balances	10,893,918	11,181,650
Policy and contract claims	1,289,997	1,297,646
Unearned premium reserve	779,934	739,878
Other policyholder funds	332,411	326,885
Liability for retirement benefits	143,400	160,853
Notes payable	109,349	113,849
Deferred tax liabilities, net	286,545	220,428
Other liabilities	433,855	456,818
Separate account liabilities	992,615	970,954

Total liabilities	19,051,599	19,121,552

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value,—Authorized 50,000,000 Issued 30,832,449 and 30,832,449, Outstanding 26,871,942 and 26,895,188 shares	30,832	30,832
Additional paid-in capital	8,862	4,650
Accumulated other comprehensive income	504,338	413,712
Retained earnings	3,954,731	3,838,821
Treasury stock, at cost	(101,941)	(97,441)

Total American National stockholders’ equity	4,396,822	4,190,574
Noncontrolling interest	12,279	12,757

Total stockholders’ equity	4,409,101	4,203,331

Total liabilities and stockholders’ equity	$23,460,700	$23,324,883

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
PREMIUMS AND OTHER REVENUE
Premiums
Life	$79,492	$75,278	$224,165	$215,479
Annuity	34,661	23,412	148,250	89,733
Accident and health	53,454	52,839	164,169	159,100
Property and casualty	279,429	271,270	820,953	801,106
Other policy revenues	55,255	52,975	167,041	152,910
Net investment income	236,489	254,336	697,604	752,488
Realized investment gains (losses)	(649)	43,795	27,548	107,473
Other-than-temporary impairments	(1,608)	(312)	(3,045)	(3,503)
Other income	9,647	11,911	26,707	29,423

Total premiums and other revenues	746,170	785,504	2,273,392	2,304,209

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	83,740	83,821	257,505	246,896
Annuity	43,893	34,860	180,372	118,155
Claims incurred
Accident and health	33,193	34,404	109,859	106,378
Property and casualty	180,413	182,809	563,650	581,042
Interest credited to policyholders’ account balances	83,746	98,862	258,952	309,738
Commissions for acquiring and servicing policies	97,608	94,504	299,992	273,360
Other operating expenses	118,002	128,115	357,043	381,850
Change in deferred policy acquisition costs	10,800	7,265	10,854	19,568

Total benefits, losses and expenses	651,395	664,640	2,038,227	2,036,987

Income (loss) before federal income tax and equity in earnings/losses of unconsolidated affiliates	94,775	120,864	235,165	267,222

Less: Provision (benefit) for federal income taxes
Current	23,639	36,541	55,690	63,920
Deferred	3,110	(782)	9,974	7,959

Total provision (benefit) for federal income taxes	26,749	35,759	65,664	71,879
Equity in earnings (losses) of unconsolidated affiliates, net of tax	2,735	121	10,405	9,774

Net income (loss)	70,761	85,226	179,906	205,117
Less: Net income (loss) attributable to noncontrolling interest, net of tax	2,877	2,613	1,883	4,364

Net income (loss) attributable to American National	$67,884	$82,613	$178,023	$200,753

Amounts available to American National common stockholders
Earnings per share
Basic	$2.53	$3.08	$6.64	$7.49
Diluted	2.52	3.07	6.61	7.46
Cash dividends to common stockholders	0.77	0.77	2.31	2.31
Weighted average common shares outstanding	26,805,535	26,780,313	26,800,835	26,789,564
Weighted average common shares outstanding and dilutive potential common shares	26,911,507	26,905,093	26,919,414	26,910,017

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$70,761	$85,226	$179,906	$205,117

Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities	(17,708)	26,747	89,051	31,569
Foreign currency transaction and translation adjustments	(476)	(625)	(577)	(211)
Defined pension benefit plan adjustment	718	2,876	2,152	8,627

Other comprehensive income (loss), net of tax	(17,466)	28,998	90,626	39,985

Total comprehensive income (loss)	53,295	114,224	270,532	245,102
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,877	2,613	1,883	4,364

Total comprehensive income (loss) attributable to American National	$50,418	$111,611	$268,649	$240,738

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Nine months ended September 30,
	2014	2013
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	4,650	—
Reissuance of treasury shares	1,635	3,012
Income tax effect from restricted stock arrangement	—	80
Amortization of restricted stock	2,577	1,028

Balance at end of period	8,862	4,120

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	413,712	242,010
Other comprehensive income (loss)	90,626	39,985

Balance at end of the period	504,338	281,995

Retained Earnings
Balance as of January 1,	3,838,821	3,653,280
Net income (loss) attributable to American National	178,023	200,753
Cash dividends to common stockholders	(62,113)	(62,122)

Balance at end of the period	3,954,731	3,791,911

Treasury Stock
Balance as of January 1,	(97,441)	(98,286)
Reissuance (purchases) of treasury shares	(4,500)	844

Balance at end of the period	(101,941)	(97,442)

Noncontrolling Interest
Balance as of January 1,	12,757	11,491
Contributions	478	456
Distributions	(2,839)	(2,675)
Gain (loss) attributable to noncontrolling interest	1,883	4,364

Balance at end of the period	12,279	13,636

Total Stockholders’ Equity	$4,409,101	$4,025,052

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$179,906	$205,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Realized investment (gains) losses	(27,548)	(107,473)
Other-than-temporary impairments	3,045	3,503
Accretion (amortization) of discounts, premiums and loan origination fees	6,316	4,460
Net capitalized interest on policy loans and mortgage loans	(23,988)	(20,156)
Depreciation	26,421	24,873
Interest credited to policyholders’ account balances	258,952	309,738
Charges to policyholders’ account balances	(167,041)	(152,910)
Deferred federal income tax (benefit) expense	9,974	7,959
Equity in (earnings) losses of unconsolidated affiliates	(10,405)	(9,774)
Distributions from equity method investments	679	18,925
Changes in
Policyholder liabilities	166,392	48,816
Deferred policy acquisition costs	10,854	19,568
Reinsurance recoverables	4,218	17,883
Premiums due and other receivables	(15,189)	(26,248)
Prepaid reinsurance premiums	2,188	4,945
Accrued investment income	(3,729)	3,630
Current tax receivable/payable	14,104	30,975
Liability for retirement benefits	(17,453)	8,093
Other, net	(44,626)	(38,730)

Net cash provided by (used in) operating activities	373,070	353,194

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	442,748	1,209,058
Available-for-sale securities	705,681	702,625
Investment real estate	45,843	84,371
Mortgage loans	421,023	446,480
Policy loans	41,331	43,911
Other invested assets	34,537	11,021
Disposals of property and equipment	2,571	674
Distributions from unconsolidated affiliates	49,403	22,834
Payment for the purchase/origination of
Held-to-maturity securities	(356,452)	(856,086)
Available-for-sale securities	(883,346)	(737,342)
Investment real estate	(28,865)	(35,240)
Mortgage loans	(444,140)	(638,690)
Policy loans	(21,721)	(19,564)
Other invested assets	(14,376)	(13,690)
Additions to property and equipment	(13,038)	(17,958)
Contributions to unconsolidated affiliates	(40,333)	(94,078)
Change in short-term investments	149,043	(26,393)
Other, net	3,834	8,561

Net cash provided by (used in) investing activities	93,743	90,494

FINANCING ACTIVITIES
Policyholders’ account deposits	783,255	654,346
Policyholders’ account withdrawals	(1,162,898)	(1,164,806)
Change in notes payable	(4,500)	(49,258)
Dividends to stockholders	(62,113)	(62,122)
Proceeds from (payments to) noncontrolling interest	(2,361)	(2,219)

Net cash provided by (used in) financing activities	(448,617)	(624,059)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,196	(180,371)
Beginning of the period	117,946	303,008

End of period	$136,142	$122,637

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

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$327,022	$25,144	$(67)	$352,099
Foreign governments	29,122	1,641	—	30,763
Corporate debt securities	7,636,327	453,220	(40,292)	8,049,255
Residential mortgage-backed securities	353,444	22,178	(1,921)	373,701
Collateralized debt securities	2,236	223	—	2,459
Other debt securities	16,580	1,396	—	17,976

Total bonds held-to-maturity	8,364,731	503,802	(42,280)	8,826,253

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,073	783	—	24,856
U.S. states and political subdivisions	746,801	33,661	(2,940)	777,522
Foreign governments	5,000	1,900	—	6,900
Corporate debt securities	3,866,518	206,396	(16,342)	4,056,572
Residential mortgage-backed securities	45,644	2,112	(754)	47,002
Collateralized debt securities	12,199	1,175	(8)	13,366

Total bonds available-for-sale	4,700,235	246,027	(20,044)	4,926,218

Equity securities
Common stock	722,015	734,419	(3,791)	1,452,643
Preferred stock	23,718	18,123	(13)	41,828

Total equity securities	745,733	752,542	(3,804)	1,494,471

Total investments in securities	$13,810,699	$1,502,371	$(66,128)	$15,246,942

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,738	$6	$—	$1,744
U.S. states and political subdivisions	346,240	16,945	(529)	362,656
Foreign governments	29,099	2,505	—	31,604
Corporate debt securities	7,700,559	410,232	(116,900)	7,993,891
Residential mortgage-backed securities	400,619	20,711	(2,647)	418,683
Collateralized debt securities	2,366	225	—	2,591
Other debt securities	10,726	1,173	—	11,899

Total bonds held-to-maturity	8,491,347	451,797	(120,076)	8,823,068

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	21,751	725	—	22,476
U.S. states and political subdivisions	630,199	22,118	(13,756)	638,561
Foreign governments	5,000	1,649	—	6,649
Corporate debt securities	3,689,349	171,717	(54,033)	3,807,033
Residential mortgage-backed securities	61,135	2,940	(1,068)	63,007
Commercial mortgage-backed securities	18,223	11,037	—	29,260
Collateralized debt securities	13,884	1,320	(18)	15,186
Other debt securities	16,850	679	(28)	17,501

Total bonds available-for-sale	4,456,391	212,185	(68,903)	4,599,673

Equity securities
Common stock	717,390	653,967	(2,362)	1,368,995
Preferred stock	23,690	18,301	(378)	41,613

Total equity securities	741,080	672,268	(2,740)	1,410,608

Total investments in securities	$13,688,818	$1,336,250	$(191,719)	$14,833,349

The amortized costs and fair values, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2014
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$902,160	$921,894	$345,538	$351,549
Due after one year through five years	2,046,277	2,257,421	855,878	932,247
Due after five years through ten years	4,988,483	5,196,155	3,029,503	3,154,290
Due after ten years	421,961	445,711	464,316	483,132
Without single maturity date	5,850	5,072	5,000	5,000

Total	$8,364,731	$8,826,253	$4,700,235	$4,926,218

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30 ,		Nine months ended September 30,
	2014	2013	2014	2013
Proceeds from sales of available-for-sale securities	$2,671	$33,390	$139,137	$189,438
Gross realized gains	228	10,349	24,994	33,699
Gross realized losses	—	(97)	(2,123)	(623)

All gains and losses for securities sold throughout the periods presented were determined using specific identification of the securities sold. During the nine months ended September 30, 2014 and 2013, bonds with a carrying value of $44,781,000 and $13,492,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An unrealized gain of $1,301,000 and unrealized loss of $263,000 were established in 2014 and 2013, respectively following the transfers at fair value.

Change in net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Nine months ended September 30,
	2014	2013
Bonds available-for-sale	$82,701	$(163,493)
Equity securities	79,211	165,613

Change in net unrealized gains (losses) on securities during the year	161,912	2,120
Adjustments for
Deferred policy acquisition costs	(17,175)	46,643
Participating policyholders’ interest	(8,526)	1,018
Deferred federal income tax benefit (expense)	(47,160)	(18,212)

Change in net unrealized gains (losses) on securities, net of tax	$89,051	$31,569

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2014
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(2)	$588	$(65)	$2,455	$(67)	$3,043
Corporate debt securities	(7,727)	511,249	(32,565)	799,719	(40,292)	1,310,968
Residential mortgage-backed securities	(225)	18,589	(1,696)	31,203	(1,921)	49,792

Total bonds held-to-maturity	(7,954)	530,426	(34,326)	833,377	(42,280)	1,363,803

Fixed maturity securities, bonds available-for-sale
U.S. Treasury & other U.S. Gov corporations and agencies	—	476	—	—	—	476
U.S. states and political subdivisions	(449)	37,887	(2,491)	79,485	(2,940)	117,372
Corporate debt securities	(5,167)	372,578	(11,175)	338,870	(16,342)	711,448
Residential mortgage-backed securities	(147)	10,908	(607)	13,835	(754)	24,743
Collateralized debt securities	(1)	117	(7)	361	(8)	478
Other Debt Securities	—	—	—	—	—	—

Total bonds available-for-sale	(5,764)	421,966	(14,280)	432,551	(20,044)	854,517

Equity securities
Common stock	(3,791)	37,132	—	—	(3,791)	37,132
Preferred stock	(13)	1,874	—	—	(13)	1,874

Total equity securities	(3,804)	39,006	—	—	(3,804)	39,006

Total	$(17,522)	$991,398	$(48,606)	$1,265,928	$(66,128)	$2,257,326

	December 31, 2013
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(529)	$22,430	$—	$—	$(529)	$22,430
Corporate debt securities	(104,308)	1,916,758	(12,592)	109,603	(116,900)	2,026,361
Residential mortgage-backed securities	(1,718)	31,715	(929)	13,514	(2,647)	45,229

Total bonds held-to-maturity	(106,555)	1,970,903	(13,521)	123,117	(120,076)	2,094,020

Fixed maturity securities, bonds available-for-sale
U.S. Treasury & other U.S. Gov corporations and agencies	—	725	—	—	—	725
U.S. states and political subdivisions	(13,271)	168,093	(485)	2,905	(13,756)	170,998
Corporate debt securities	(49,198)	1,083,677	(4,835)	92,004	(54,033)	1,175,681
Residential mortgage-backed securities	(978)	16,835	(90)	1,872	(1,068)	18,707
Collateralized debt securities	(3)	205	(15)	587	(18)	792
Other debt securities	(28)	10,027	—	—	(28)	10,027

Total bonds available-for-sale	(63,478)	1,279,562	(5,425)	97,368	(68,903)	1,376,930

Equity securities
Common stock	(2,362)	29,978	—	—	(2,362)	29,978
Preferred stock	(378)	6,123	—	—	(378)	6,123

Total equity securities	(2,740)	36,101	—	—	(2,740)	36,101

Total	$(172,773)	$3,286,566	$(18,946)	$220,485	$(191,719)	$3,507,051

As of September 30, 2014, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

Bonds distributed by credit quality rating, using both S&P and Moody’s ratings, are shown below:

	September 30, 2014	December 31, 2013
AAA	4.9%	4.9%
AA	12.5	11.3
A	40.1	40.7
BBB	39.0	39.2
BB and below	3.5	3.9

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	September 30, 2014	December 31, 2013
Consumer goods	19.2%	19.8%
Energy and utilities	14.7	15.0
Financials	18.8	19.3
Healthcare	13.8	12.7
Industrials	8.4	9.0
Information technology	16.3	15.7
Other	8.8	8.5

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and location of the underlying collateral. Mortgage loans by property-type and geographic distribution are as follows:

	September 30, 2014	December 31, 2013
Hotel and motel	11.3%	10.0%
Industrial	21.2	24.9
Office	35.6	34.0
Retail	18.2	19.6
Other	13.7	11.5

Total	100.0%	100.0%

	September 30, 2014	December 31, 2013
East North Central	19.5%	19.3%
East South Central	5.0	6.8
Mountain	10.3	10.0
Pacific	12.3	12.3
South Atlantic	21.0	19.6
West South Central	25.1	26.4
Other	6.8	5.6

Total	100.0%	100.0%

As of September 30, 2014, American National was in the process of foreclosure on two loans with a recorded investment of $15,945,000; there was one loan foreclosed in the same period in 2013 with a recorded investment of $5,600,000. No loans were sold in the nine months ended September 30, 2014 and 2013.

Credit Quality

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
September 30, 2014
Industrial	$—	$—	$—	$—	$705,801	$705,801
Office	—	—	—	—	1,191,525	1,191,525
Retail	—	—	—	—	610,335	610,335
Other	—	—	—	—	828,496	828,496

Total	$—	$—	$—	$—	$3,336,157	3,336,157

Allowance for loan losses						17,605

Mortgage loans on real estate, net of allowance						$3,318,552

December 31, 2013
Industrial	$—	$—	$2,739	$2,739	$821,741	$824,480
Office	—	—	—	—	1,124,818	1,124,818
Retail	—	—	—	—	651,236	651,236
Other	—	—	—	—	710,889	710,889

Total	$—	$—	$2,739	$2,739	$3,308,684	3,311,423

Allowance for loan losses						12,181

Mortgage loans on real estate, net of allowance						$3,299,242

Commercial mortgage loans placed on nonaccrual status are shown below (in thousands):

	September 30, 2014	December 31, 2013
Industrial	$—	$2,739

Total mortgage loans are net of unamortized discounts of $708,000 and $852,000 and unamortized origination fees of $16,378,000 and $15,709,000 at September 30, 2014 and December 31, 2013, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Nine months ended September 30, 2014
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
Beginning balance, 2014	$11,688	$493
Change Due to Factor Development	(441)	—
Change in allowance	775	5,090

Ending balance, 2014	$12,022	$5,583

At September 30, 2014 and December 31, 2013, the recorded investment for loans collectively evaluated for impairment was $3,279,133,000 and $3,294,235,000, respectively, and the recorded investment for loans individually evaluated for impairment was $57,024,000 and $17,188,000, respectively.

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended
With an allowance recorded
Office	$27,564	$547	$23,159	$393
Retail	—	—	493	—

Total	$27,564	$547	$23,652	$393

Without an allowance recorded
Office	$26,941	$431	$6,432	$110
Industrial	2,702	36	—	—
Retail	851	11	—	—

Total	$30,494	$478	$6,432	$110

Nine months ended
With an allowance recorded
Office	$29,421	$1,663	$23,234	$1,192
Retail	—	—	493	—

Total	$29,421	$1,663	$23,727	$1,192

Without an allowance recorded
Office	$27,019	$1,298	$6,439	$331
Industrial	2,721	110	—	—
Retail	1,149	16	—	—

Total	$30,889	$1,424	$6,439	$331

	September 30, 2014		December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
With an allowance recorded
Office	$26,662	$27,947	$—	$—
Retail	—	—	493	493

Total	$26,662	$27,947	$493	$493

Without an allowance recorded
Office	$26,941	$26,941	$12,377	$12,377
Industrial	2,702	2,702	2,739	2,739
Retail	719	719	1,579	1,579

Total	$30,362	$30,362	$16,695	$16,695

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

The number of mortgage loans and recorded investments in troubled debt restructuring are as follows (in thousands except for number of contracts):

	Nine months ended September 30,
	2014			2013
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification
Office	3	$34,400	$30,996	1	$6,432	$6,432

There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring. One restructured loan is in the process of foreclosure.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type and geographic distribution are as follows:

	September 30, 2014	December 31, 2013
Industrial	13.8%	12.3%
Office	20.7	23.1
Retail	46.4	43.4
Other	19.1	21.2

Total	100.0%	100.0%

	September 30, 2014	December 31, 2013
East North Central	4.8%	7.8%
East South Central	4.8	5.4
Mountain	6.5	6.0
Pacific	7.4	5.5
South Atlantic	12.7	13.4
West South Central	57.1	59.0
Other	6.7	2.9

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	September 30, 2014	December 31, 2013
Investment real estate	$138,994	$123,624
Cash and cash equivalents	1,761	2,154
Accrued investment income	412	2,197
Other receivables	7,986	8,488
Other assets	5,686	6,016

Total assets of consolidated VIEs	$154,839	$142,479

Notes payable	$109,349	$113,849
Other liabilities	4,595	6,680

Total liabilities of consolidated VIEs	$113,944	$120,529

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $14,948,000 and $12,782,000 at September 30, 2014 and December 31, 2013, respectively. The current portion of notes payable was $543,000 and $3,199,000 at September 30, 2014 and December 31, 2013, respectively. The average interest rate on the current portion of the notes payable was 4.25% during 2014. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, and adjusted LIBOR plus 1.0%. Of the long-term notes payable, $9,375,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National invests, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all owners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$195,794	$195,794	$195,794	$195,794
Mortgage loans	153,626	153,626	101,648	101,648
Accrued investment income	617	617	454	454

7. DERIVATIVE INSTRUMENTS

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed policies are exposed. Equity-indexed policies include a fixed host universal-life insurance or annuity policy and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands, except the number of instruments):

		September 30, 2014			December 31, 2013
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	416	$1,034,600	$170,343	394	$951,400	$164,753
Equity-indexed embedded derivative	Policyholders’ account balances	39,723	957,600	191,760	33,579	819,200	148,435

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Equity-indexed options	Net investment income	$6,562	$13,260	$29,011	$48,019
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(1,762)	(11,056)	(16,484)	(39,750)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Bonds	$148,715	$157,888	$450,110	$479,296
Equity securities	8,146	7,417	26,488	22,653
Mortgage loans	51,652	55,629	159,010	163,497
Real estate	14,245	11,297	11,347	10,228
Options	6,562	13,260	29,011	48,019
Other invested assets	7,169	8,845	21,638	28,795

Total	$236,489	$254,336	$697,604	$752,488

Realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Bonds	$1,925	$9,907	$21,837	$16,826
Equity securities	229	10,149	10,293	30,668
Mortgage loans	(1,551)	(1,561)	(5,424)	(1,172)
Real estate	(1,242)	25,311	1,787	61,257
Other invested assets	(10)	(11)	(945)	(106)

Total	$(649)	$43,795	$27,548	$107,473

The other-than-temporary-impairment losses are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Bonds	$—	$—	$(41)	$—
Equity securities	(1,608)	(312)	(3,004)	(3,503)

Total	$(1,608)	$(312)	$(3,045)	$(3,503)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of financial instruments are shown below (in thousands):

	September 30, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,364,731	$8,826,253	$8,491,347	$8,823,068
Fixed maturity securities, bonds available-for-sale	4,926,218	4,926,218	4,599,673	4,599,673
Equity securities	1,494,471	1,494,471	1,410,608	1,410,608
Equity-indexed options	170,343	170,343	164,753	164,753
Mortgage loans on real estate, net of allowance	3,318,552	3,515,463	3,299,242	3,470,663
Policy loans	404,705	404,705	397,407	397,407
Short-term investments	346,343	346,343	495,386	495,386
Separate account assets	992,615	992,615	970,954	970,954

Total financial assets	$20,017,978	$20,676,411	$19,829,370	$20,332,512

Financial liabilities
Investment contracts	$9,039,356	$9,039,356	$9,423,122	$9,423,122
Embedded derivative liability for equity-indexed contracts	191,760	191,760	148,435	148,435
Notes payable	109,349	109,349	113,849	113,849
Separate account liabilities	992,615	992,615	970,954	970,954

Total financial liabilities	$10,333,080	$10,333,080	$10,656,360	$10,656,360

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At September 30, 2014 and December 31, 2013, the one year implied volatility used to estimate embedded derivative value was 16.0% and 15.0%, respectively.

Other Financial Instruments—Other financial instruments classified as Level 3 measurements, as there is little or no market activity, are as follows:

Policy loans—The carrying value of policy loans is the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans, that it cannot be separated from the policy contract and the unpredictable timing of repayments and that settlement is at outstanding value, American National believes the carrying value of policy loans approximates fair value.

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

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of September 30, 2014
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$352,099	$—	$352,099	$—
Foreign governments	30,763	—	30,763	—
Corporate debt securities	8,049,255	—	7,998,901	50,354
Residential mortgage-backed securities	373,701	—	372,724	977
Collateralized debt securities	2,459	—	—	2,459
Other debt securities	17,976	—	13,113	4,863

Total bonds held-to-maturity	8,826,253	—	8,767,600	58,653

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,856	—	24,856	—
U.S. states and political subdivisions	777,522	—	775,012	2,510
Foreign governments	6,900	—	6,900	—
Corporate debt securities	4,056,572	—	4,021,030	35,542
Residential mortgage-backed securities	47,002	—	45,076	1,926
Collateralized debt securities	13,366	—	11,200	2,166

Total bonds available-for-sale	4,926,218	—	4,884,074	42,144

Equity securities
Common stock	1,452,643	1,452,643	—	—
Preferred stock	41,828	41,828	—	—

Total equity securities	1,494,471	1,494,471	—	—

Options	170,343	—	—	170,343
Mortgage loans on real estate	3,515,463	—	3,515,463	—
Policy loans	404,705	—	—	404,705
Short-term investments	346,343	—	346,343	—
Separate account assets	992,615	—	992,615	—

Total financial assets	$20,676,411	$1,494,471	$18,506,095	$675,845

Financial liabilities
Investment contracts	$9,039,356	$—	$—	$9,039,356
Embedded derivative liability for equity-indexed contracts	191,760	—	—	191,760
Notes payable	109,349	—	—	109,349
Separate account liabilities	992,615	—	992,615	—

Total financial liabilities	$10,333,080	$—	$992,615	$9,340,465

	Fair Value Measurement as of December 31, 2013
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,744	$—	$1,744	$—
U.S. states and political subdivisions	362,656	—	362,656	—
Foreign governments	31,604	—	31,604	—
Corporate debt securities	7,993,891	—	7,950,418	43,473
Residential mortgage-backed securities	418,683	—	417,688	995
Collateralized debt securities	2,591	—	—	2,591
Other debt securities	11,899	—	11,899	—

Total bonds held-to-maturity	8,823,068	—	8,776,009	47,059

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,476	—	22,476	—
U.S. states and political subdivisions	638,561	—	636,041	2,520
Foreign governments	6,649	—	6,649	—
Corporate debt securities	3,807,033	—	3,794,809	12,224
Residential mortgage-backed securities	63,007	—	60,841	2,166
Commercial mortgage-backed securities	29,260	—	—	29,260
Collateralized debt securities	15,186	—	13,052	2,134
Other debt securities	17,501	—	17,501	—

Total bonds available-for-sale	4,599,673	—	4,551,369	48,304

Equity securities
Common stock	1,368,995	1,368,995	—	—
Preferred stock	41,613	41,613	—	—

Total equity securities	1,410,608	1,410,608	—	—

Options	164,753	—	—	164,753
Mortgage loans on real estate	3,470,663	—	3,470,663	—
Policy loans	397,407	—	—	397,407
Short-term investments	495,386	—	495,386	—
Separate account assets	970,954	—	970,954	—

Total financial assets	$20,332,512	$1,410,608	$18,264,381	$657,523

Financial liabilities
Investment contracts	$9,423,122	$—	$—	$9,423,122
Embedded derivative liability for equity-indexed contracts	148,435	—	—	148,435
Notes payable	113,849	—	—	113,849
Separate account liabilities	970,954	—	970,954	—

Total financial liabilities	$10,656,360	$—	$970,954	$9,685,406

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended September 30,			Nine months ended September 30,
	Assets		Liability	Assets		Liability
		Equity-			Equity-
	Investment	Indexed	Embedded	Investment	Indexed	Embedded
	Securities	Options	Derivative	Securities	Options	Derivative
Beginning balance, 2014	$11,932	$163,861	$186,261	$48,304	$164,753	$148,435
Total realized and unrealized investment gains/losses included in other comprehensive income	138	—	—	(11,735)	—	—
Net fair value change included in realized gains/losses	—	—	—	13,056	—	—
Net gain (loss) for derivatives included in net investment income	—	4,998	—	—	23,788	—
Net change included in interest credited	—	—	1,762	—	—	16,484
Purchases, sales and settlements or maturities
Purchases	—	3,655	—	—	12,345	—
Sales	(120)	—	—	(37,670)	—	—
Settlements or maturities	(5)	(2,171)	—	(10)	(30,543)	—
Premiums less benefits			3,737			26,841
Gross transfers into Level 3	30,199	—	—	30,199	—	—
Gross transfers out of Level 3	—	—	—	—	—	—

Ending balance September 30, 2014	$42,144	$170,343	$191,760	$42,144	$170,343	$191,760

Beginning balance, 2013	$55,558	$115,558	$100,963	$107,036	$82,625	$75,032
Total realized and unrealized investment gains/losses included in other comprehensive income	(633)	—	—	10,496	—	—
Net fair value change included in realized gains/losses	(1)	—	—	218	—	—
Net gain (loss) for derivatives included in net investment income	—	11,775	—	—	42,941	—
Net change included in interest credited	—	—	11,056	—	—	39,750
Purchases, sales and settlements or maturities
Purchases	45	4,470	—	2,115	12,178	—
Sales	(138)	—	—	(14,272)	—	—
Settlements or maturities	—	(2,054)	—	—	(7,995)	—
Premiums less benefits	—	—	(730)	—	—	(3,493)
Gross transfers into Level 3	157	—	—	157	—	—
Gross transfers out of Level 3	(2,840)	—	—	(53,602)	—	—

Ending balance September 30, 2013	$52,148	$129,749	$111,289	$52,148	$129,749	$111,289

Within the net gain (loss) for derivatives included in net investment income were unrealized gain/(loss) of $7,395,000 and $39,652,000 relating to assets still held at September 30, 2014 and 2013, respectively.

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Beginning balance 2014	$684,084	$424,158	$47,220	$122,271	$1,277,733
Additions	77,261	36,413	14,949	161,978	290,601
Amortization	(61,488)	(58,469)	(14,084)	(167,414)	(301,455)
Effect of change in unrealized gains on available-for-sale securities	(4,147)	(13,028)	—	—	(17,175)

Net change	11,626	(35,084)	865	(5,436)	(28,029)

Ending balance at September 30, 2014	$695,710	$389,074	$48,085	$116,835	$1,249,704

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2014	2013
Unpaid claims balance, beginning	$1,096,299	$1,168,047
Less reinsurance recoverables	215,161	256,885

Net beginning balance	881,138	911,162

Incurred related to
Current	706,824	743,194
Prior years	(29,044)	(50,553)

Total incurred claims	677,780	692,641

Paid claims related to
Current	410,077	442,100
Prior years	252,082	266,472

Total paid claims	662,159	708,572

Net balance	896,759	895,231
Plus reinsurance recoverables	235,485	226,822

Unpaid claims balance, ending	$1,132,244	$1,122,053

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $29,044,000 during the first nine months of 2014 and $50,553,000 during the same period in 2013.

12. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) on pre-tax income	$33,171	35.0%	$42,302	35.0%	$82,308	35.0%	$93,527	35.0%
Tax-exempt investment income	(1,742)	(1.8)	(1,502)	(1.2)	(4,897)	(2.1)	(4,700)	(1.8)
Dividend exclusion	(1,700)	(1.8)	(1,710)	(1.4)	(5,253)	(2.2)	(4,802)	(1.8)
Miscellaneous tax credits, net	(2,658)	(2.8)	(1,930)	(1.6)	(5,873)	(2.5)	(5,820)	(2.2)
Other items, net	(322)	(0.3)	(1,401)	(1.2)	(621)	(0.3)	(6,326)	(2.3)

	$26,749	28.3%	$35,759	29.6%	$65,664	27.9%	$71,879	26.9%

American National made federal tax payments of $41,121,000 during the nine months ended September 30, 2014 and $37,784,000 during the nine months ended September 30, 2013.

Management believes a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of September 30, 2014 and December 31, 2013. However, if not utilized beforehand, approximately $2,260,000 of ordinary loss tax carryforwards will expire on December 31, 2034.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2006 to 2009 has been extended. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established, and no interest expense was incurred for 2014 or 2013, relating to uncertain tax positions. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in the accumulated other comprehensive income (loss) (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance 2014	$457,937	$(43,884)	$(341)	$413,712
Amounts reclassified from AOCI (net of tax benefit $8,906 and expense $1,159)	(16,539)	2,152	—	(14,387)
Unrealized holding gains (losses) arising during the period (net of tax expense $65,575)	121,782			121,782
Unrealized adjustment to DAC (net of tax benefit $6,525)	(10,650)			(10,650)
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax benefit $2,984)	(5,542)			(5,542)
Foreign currency adjustment (net of tax benefit $311)			(577)	(577)

Ending balance at September 30, 2014	$546,988	$(41,732)	$(918)	$504,338

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance 2013	$370,842	$(129,003)	$171	$242,010
Amounts reclassified from AOCI (net of tax benefit $12,720 and expense $4,645)	(23,095)	8,627	—	(14,468)
Unrealized holding gains (losses) arising during the period (net of tax expense $13,277)	24,658			24,658
Unrealized adjustment to DAC (net of tax expense $17,299)	29,344			29,344
Unrealized (gains) losses on investments attributable to participating policyholders’ interest (net of tax expense $356)	662			662
Foreign currency adjustment (net of tax benefit $114)			(211)	(211)

Ending balance at September 30, 2013	$402,411	$(120,376)	$(40)	$281,995

14. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30,	December 31,
	2014	2013
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,960,507)	(3,937,261)

Outstanding shares	26,871,942	26,895,188
Restricted shares	(142,667)	(190,667)

Unrestricted outstanding shares	26,729,275	26,704,521

Stock-based compensation

American National has one stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. The Board Compensation Committee makes incentive awards under this plan to our executives after meeting established performance objectives. All awards are subject to review by the Board of Directors, both when setting applicable performance objectives and at the payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants are made to certain officers and directors as compensation and to align their interests with those of other shareholders.

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	74,435	$114.08	190,667	$107.54	121,369	$76.23
Granted	—	—	—	—	66,383	113.49
Exercised	(2,817)	95.58	(48,000)	108.00	(59,438)	76.53
Forfeited	—	—	—	—	(100)	113.49
Expired	(15,279)	115.23	—	—	—	—

Outstanding at September 30, 2014	56,339	$114.69	142,667	$107.39	128,214	$95.82

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	2.0	4.1	2.0
Exercisable shares
Weighted-average exercise price	$114.69	$107.39	$95.82
Weighted-average exercise price exercisable shares	114.78	N/A	N/A
Compensation expense (credits)
Three months ended September 30, 2014	$(19,000)	$496,000	$522,000
Three months ended September 30, 2013	87,000	674,000	409,000
Nine months ended September 30, 2014	(33,000)	2,577,000	6,447,000
Nine months ended September 30, 2013	160,000	1,703,000	8,692,000
Fair value of liability award
September 30, 2014	$157,000	N/A	$15,039,000
December 31, 2013	376,000	N/A	15,018,000

The SARs give the holder the right to cash compensation based on the difference between the price of a share of stock on the grant date and the price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

RS Awards entitle the participant to full dividend and voting rights. Each award has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and these awards generally feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock for 350,334 shares has been granted at an exercise price of zero, of which 142,667 shares are unvested.

Effective December 31, 2012, the settlement provision within outstanding RSU awards was modified to allow the recipient of the awards to settle the vested RSUs in either cash or American National’s common stock. This change in the settlement provision is expected to apply to all future issuance of RSU awards. Prior to the modification, vested RSUs were converted to American National’s common stock on a one-for-one basis. This modification changes the award classification from equity to liability award. At the date of modification, American National recorded a liability of $7,974,000 with a corresponding reduction in additional paid-in capital. The liability will be remeasured and adjusted for changes in the fair value each reporting period through the vesting date. RSUs generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. The modification, which was applied consistently to all participants, resulted in an incremental cost of $5,310,000 for the nine months ended September 30, 2014 and added an incremental cost of $2,947,000 during the nine months ended September 30, 2013.

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows (in thousands, except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding	26,805,535	26,780,313	26,800,835	26,789,564
Incremental shares from RS awards and RSUs	105,972	124,780	118,579	120,453

Total shares for diluted calculations	26,911,507	26,905,093	26,919,414	26,910,017

Net income (loss) attributable to American National	$67,884	$82,613	$178,023	$200,753
Basic earnings per share	$2.53	$3.08	$6.64	$7.49
Diluted earnings per share	2.52	3.07	6.61	7.46

Statutory Capital and Surplus

Risk Based Capital (“RBC”) requirements are measures insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2014 and December 31, 2013, American National Insurance Company’s statutory capital and surplus was $2,842,984,000 and $2,667,858,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at September 30, 2014 and December 31, 2013, substantially above each subsidiary’s authorized control level RBC.

American National’s insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile, which include certain components of the National Association of Insurance Commissioners’ Codification of Statutory Accounting Principles (“NAIC Codification”). NAIC Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of American National Insurance Company and its insurance subsidiaries.

Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $60,732,000 and $56,205,000 at September 30, 2014 and 2013, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30, 2014	December 31, 2013
Statutory capital and surplus
Life insurance entities	$1,898,939	$1,771,999
Property and casualty insurance entities	952,964	904,557

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Statutory net income
Life insurance entities	$43,447	$59,602	$139,564	$159,286
Property and casualty insurance entities	22,718	20,205	44,852	26,136

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by state laws. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of prior year statutory net income from operations on an annual, non-cumulative basis, or 10% of prior year statutory surplus. Under Texas insurance law, American National Insurance Company is permitted to pay total dividends of $266,786,000 during 2014 without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at September 30, 2014 and December 31, 2013.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $5,529,000 and $6,007,000 at September 30, 2014 and December 31, 2013, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 to American National’s annual report on form 10-K. All revenue and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations by operating segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$10,794	$9,005	$22,076	$23,420
Annuity	24,366	18,631	70,415	69,633
Health	9,304	7,170	19,579	16,164
Property and casualty	30,088	24,634	59,790	33,198
Corporate and other	20,223	61,424	63,305	124,807

Total	$94,775	$120,864	$235,165	$267,222

16. COMMITMENTS AND CONTINGENCIES

Commitments

American National had aggregate commitments at September 30, 2014, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $452,166,000 of which $176,259,000 is expected to be funded in 2014. The remaining $275,907,000 will be funded in 2015 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2014 and December 31, 2013, the outstanding letters of credit were $12,191,000 and $15,560,000, respectively, and there were no borrowings on this facility. This facility expires on October 30, 2015. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2014, was approximately $206,376,000, while the total cash values of the related life insurance policies was approximately $208,418,000.

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

17. RELATED PARTY TRANSACTIONS

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to/(from) American National
		Nine months ended September 30,		September 30, 2014	December 31, 2013
Related Party	Financial Statement Line Impacted	2014	2013
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$917	$853	$6,825	$7,742
Gal-Tex Hotel Corporation	Net investment income	399	463	41	47
Greer, Herz and Adams, LLP	Other operating expenses	8,037	7,484	(404)	(284)

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

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2013 Annual Report on Form 10-K filed with the SEC on February 28th, 2014, and they include among others:

•	Economic Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

•	Operational Risk Factors

•	differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for establishing liabilities and reserves or for other purposes;

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	Investment and Financial Market Risk Factors

•	fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;

•	lack of liquidity for certain of our investments;

•	risk of investment losses and defaults;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplement healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	the effects of extensive government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability and adequacy of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions; and

•	control of our company by a small number of stockholders.

Overview

We are a diversified insurance and financial services company offering a broad spectrum of insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, Guam, American Samoa and Puerto Rico.

General Trends

American National had no material changes to the general trends, as discussed in the MD&A included in our 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014.

Critical Accounting Estimates

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP. In addition to GAAP, insurance companies apply specific SEC regulations when preparing the consolidated financial statements. The preparation of the consolidated financial statements and notes requires us to make estimates and assumptions that affect the amounts reported. Actual results could differ from results reported using those estimates and assumptions. Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, particularly expectations of current and future mortality, morbidity, persistency, expenses, interest rates, and property and casualty loss frequency, severity, claim reporting and settlement patterns. Due to the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could vary from those reported in the consolidated financial statements.

For a discussion of our critical accounting estimates, see the MD&A in our 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014. There have been no material changes in accounting policies since December 31, 2013.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Premiums	$447,036	$422,799	$24,237	$1,357,537	$1,265,418	$92,119
Other policy revenues	55,255	52,975	2,280	167,041	152,910	14,131
Net investment income	236,489	254,336	(17,847)	697,604	752,488	(54,884)
Realized investments gains (losses), net	(2,257)	43,483	(45,740)	24,503	103,970	(79,467)
Other income	9,647	11,911	(2,264)	26,707	29,423	(2,716)

Total premiums and other revenues	746,170	785,504	(39,334)	2,273,392	2,304,209	(30,817)

Benefits, losses and expenses
Policyholder benefits	127,633	118,681	8,952	437,877	365,051	72,826
Claims incurred	213,606	217,213	(3,607)	673,509	687,420	(13,911)
Interest credited to policyholders’ account balances	83,746	98,862	(15,116)	258,952	309,738	(50,786)
Commissions for acquiring and servicing policies	97,608	94,504	3,104	299,992	273,360	26,632
Other operating expenses	118,002	128,115	(10,113)	357,043	381,850	(24,807)
Change in deferred policy acquisition costs (1)	10,800	7,265	3,535	10,854	19,568	(8,714)

Total benefits and expenses	651,395	664,640	(13,245)	2,038,227	2,036,987	1,240

Income (loss) before other items and federal income taxes	$94,775	$120,864	$(26,089)	$235,165	$267,222	$(32,057)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings (income before other items and taxes) decreased for the quarter and nine months ended September 30, 2014 compared to the same periods in 2013, primarily a result of lower realized investment gains (losses) net. Earnings excluding realized investment gains (losses) increased for the quarter and nine months ended September 30, 2014 compared to 2013.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Premiums	$79,492	$75,278	$4,214	$224,165	$215,479	$8,686
Other policy revenues	51,751	49,158	2,593	155,355	142,034	13,321
Net investment income	57,598	57,008	590	172,633	173,195	(562)
Other income	338	708	(370)	1,027	2,093	(1,066)

Total premiums and other revenues	189,179	182,152	7,027	553,180	532,801	20,379

Benefits, losses and expenses
Policyholder benefits	83,740	83,821	(81)	257,505	246,896	10,609
Interest credited to policyholders’ account balances	16,649	13,653	2,996	48,265	40,750	7,515
Commissions for acquiring and servicing policies	30,239	30,341	(102)	91,971	86,491	5,480
Other operating expenses	47,622	52,042	(4,420)	149,136	156,269	(7,133)
Change in deferred policy acquisition costs (1)	135	(6,710)	6,845	(15,773)	(21,025)	5,252

Total benefits and expenses	178,385	173,147	5,238	531,104	509,381	21,723

Income before other items and federal income taxes	$10,794	$9,005	$1,789	$22,076	$23,420	$(1,344)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the quarter ended September 30, 2014 compared to 2013 due to a decrease in operating expenses. Earnings decreased during the nine months ended September 30, 2014 compared to 2013 primarily due to an increase in policyholder benefits, a result of higher than expected claims in the first quarter of 2014.

Premiums and other policy revenues

Premiums increased during the three and nine months ended September 30, 2014 compared to 2013. The increases were primarily driven by the continued growth of the in-force block of business of term products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. An increase in interest-sensitive life policies contributed to the increases in these charges during the three and nine months ended September 30, 2014 compared to 2013.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies written by an insurance company during the period (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Whole life	$5,656	$5,643	$13	$19,387	$19,044	$343
Term life	6,890	7,756	(866)	22,049	24,436	(2,387)
Universal life	8,427	8,920	(493)	26,409	26,759	(350)

Total recurring	$20,973	$22,319	$(1,346)	$67,845	$70,239	$(2,394)

Single and excess (1)	$505	$584	$(79)	$1,466	$1,676	$(210)
Credit life (1)	1,046	1,107	(61)	2,978	3,108	(130)

(1)	These are weighted amounts representing 10% of single and excess premiums and 15% of credit life premuims.

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

Life insurance sales decreased during the three and nine months ended September 30, 2014 compared to 2013 driven primarily by a decline in term life sales. Marketing activities at financial institutions with whom the Company markets life insurance have been curtailed at the financial institutions to ensure compliance with Consumer Financial Protection Bureau views on appropriate marketing practices.

Benefits, losses and expenses

Policyholder benefits increased during the nine months ended September 30, 2014 compared to 2013 primarily due to higher than expected claims in the first quarter of 2014.

The increase in commissions during the nine months ended September 30, 2014 compared to 2013 is primarily due to an increase in first year premiums on term and equity-indexed universal life products.

Other operating expenses decreased during the three and nine months ended September 30, 2014 compared to 2013.

The following table presents the components of the change in DAC (in thousands), which increased expenses due to a decrease in acquisition cost capitalized.

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Acquisition cost capitalized	$26,271	$30,999	$(4,728)	$77,261	$80,226	$(2,965)
Amortization of DAC	(26,406)	(24,289)	(2,117)	(61,488)	(59,201)	(2,287)

Net change in DAC (1)	$(135)	$6,710	$(6,845)	$15,773	$21,025	$(5,252)

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Policy in-force information

The following table summarizes changes in the life insurance in-force amounts (in thousands) and number of policies in-force:

	September 30, 2014	December 31, 2013	Change
Life insurance in-force
Traditional life	$58,249,120	$54,788,898	$3,460,222
Interest-sensitive life	25,803,248	25,281,391	521,857

Total life insurance in-force	$84,052,368	$80,070,289	$3,982,079

Number of policies in-force
Traditional life	1,961,707	2,002,602	(40,895)
Interest-sensitive life	202,748	196,949	5,799

Total number of policies	2,164,455	2,199,551	(35,096)

Total life insurance in-force increased during 2014 compared to 2013, while the total number of policies decreased reflecting the transition to fewer but larger face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Premiums	$34,661	$23,412	$11,249	$148,250	$89,733	$58,517
Other policy revenues	3,504	3,817	(313)	11,686	10,876	810
Net investment income	128,890	148,322	(19,432)	404,347	463,530	(59,183)
Other income	(1)	96	(97)	(1)	241	(242)

Total premiums and other revenues	167,054	175,647	(8,593)	564,282	564,380	(98)

Benefits, losses and expenses
Policyholder benefits	43,893	34,860	9,033	180,372	118,155	62,217
Interest credited to policyholders’ account balances	67,097	85,208	(18,111)	210,687	268,987	(58,300)
Commissions for acquiring and servicing policies	10,787	10,303	484	37,358	31,890	5,468
Other operating expenses	12,465	16,242	(3,777)	43,394	48,053	(4,659)
Change in deferred policy acquisition costs (1)	8,446	10,403	(1,957)	22,056	27,662	(5,606)

Total benefits and expenses	142,688	157,016	(14,328)	493,867	494,747	(880)

Income before other items and federal income taxes	$24,366	$18,631	$5,735	$70,415	$69,633	$782

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three and nine months ended September 30, 2014 compared to 2013, primarily due to lower operating expenses.

Premiums and other policy revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Fixed deferred annuity	$67,414	$53,250	$14,164	$261,123	$186,765	$74,358
Single premium immediate annuity	40,996	32,245	8,751	171,244	127,146	44,098
Equity-indexed deferred annuity	67,524	47,405	20,119	185,602	126,898	58,704
Variable deferred annuity	24,514	30,485	(5,971)	84,960	94,553	(9,593)

Total premium and deposits	200,448	163,385	37,063	702,929	535,362	167,567
Less: Policy deposits	165,787	139,973	25,814	554,679	445,629	109,050

Total earned premiums	$34,661	$23,412	$11,249	$148,250	$89,733	$58,517

We monitor account values and changes in those values as key indicators of performance in our Annuity segment. Changes in account values are mainly the result of net inflows, surrenders, policy fees, interest credited and market value changes (shown below in thousands):

	Nine months ended September 30,
	2014	2013
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,355,946	$9,803,197
Net inflows	322,605	183,832
Surrenders	(875,968)	(842,436)
Fees	(7,174)	(6,795)
Interest credited	203,460	262,472

Account value, end of period	$8,998,869	$9,400,270

Single premium immediate annuity
Reserve, beginning of period	$1,199,276	$1,075,638
Net inflows	75,450	36,436
Interest and mortality	35,374	32,726

Reserve, end of period	$1,310,100	$1,144,800

Variable deferred annuity
Account value, beginning of period	$489,305	$417,645
Net inflows	83,843	91,664
Surrenders	(95,054)	(84,866)
Fees	(4,308)	(3,945)
Change in market value and other	19,854	52,440

Account value, end of period	$493,640	$472,938

Deferred and single premium immediate annuity sales increased compared to last year, which resulted in the increase in fund inflows to these products. The Company has increased its focus on the annuity channel, expanding distribution through the introduction of additional marketing programs and the development of new accounts. The Company also introduced a new indexed annuity.

Variable deferred annuities have no guaranteed minimum withdrawal benefits. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $1.3 million and $1.6 million as of September 30, 2014 and 2013, respectively. After reinsurance, which is with reinsurers rated “A” or higher by A.M. Best, the net exposure was $0.2 million and $0.3 million, as of September 30, 2014 and 2013, respectively.

Benefits, losses and expenses

Policyholder benefits are highly correlated to the sales volume of Single Premium Immediate Annuity (“SPIA”) contracts and increased for 2014 compared to 2013.

These benefits consist of annuity payments and reserve increases for annuity contracts. Commissions increased for the three and nine months ended September 30, 2014 compared to 2013 primarily as a result of increased annuity sales.

Other operating expenses decreased during the three and nine months ended September 30, 2014 compared to 2013.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following table shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Acquisition cost capitalized	$12,219	$13,315	$(1,096)	$36,413	$36,370	$43
Amortization of DAC	(20,665)	(23,718)	3,053	(58,469)	(64,032)	5,563

Net change in DAC (1)	$(8,446)	$(10,403)	$1,957	$(22,056)	$(27,662)	$5,606

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of items such as surrenders which impact the DAC amortization relative to gross margins. The ratios for the three months ended September 30, 2014 and 2013 were 36.9% and 42.7%, respectively. The ratios for the nine months ended September 30, 2014 and 2013 were 33.8% and 36.1%, respectively.

Options and Derivatives

Shown below is the incremental impact of the option return to net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholders’ account balances (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Net investment income
Without option return	$122,684	$135,304	$(12,620)	$376,841	$416,132	$(39,291)
Option return	6,206	13,018	(6,812)	27,506	47,398	(19,892)
Interest credited to policy account balances
Without embedded derivatives	65,333	74,261	(8,928)	194,877	229,681	(34,804)
Equity-indexed annuity embedded derivatives	1,764	10,947	(9,183)	15,810	39,306	(23,496)

Net investment income without option return decreased for the three and nine months ended September 30, 2014 compared to 2013 primarily due to lower portfolio yield and aggregate account values. Fixed interest credited to policyholders’ account balances without embedded derivatives decreased during the three and nine months ended September 30, 2014 compared to 2013 due to these same two factors.

The returns from options and the related equity-indexed embedded derivative return, decreased during the three and nine months ended September 30, 2014 compared to the same period in 2013, due to the relative change in the S&P 500 Index during the respective periods. These option returns correlate to the 0.6% and 4.7% change in the S&P 500 Index during the quarters ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013 the decrease correlates to the 6.7% and 17.9% return in the S&P 500, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Premiums	$53,454	$52,839	$615	$164,169	$159,100	$5,069
Net investment income	2,971	2,941	30	8,806	8,645	161
Other income	5,075	4,439	636	15,330	13,255	2,075

Total premiums and other revenues	61,500	60,219	1,281	188,305	181,000	7,305

Benefits, losses and expenses
Claims incurred	33,193	34,404	(1,211)	109,859	106,378	3,481
Commissions for acquiring and servicing policies	9,688	7,316	2,372	27,031	20,568	6,463
Other operating expenses	10,009	11,222	(1,213)	32,701	35,810	(3,109)
Change in deferred policy acquisition costs (1)	(694)	107	(801)	(865)	2,080	(2,945)

Total benefits and expenses	52,196	53,049	(853)	168,726	164,836	3,890

Income before other items and federal income taxes	$9,304	$7,170	$2,134	$19,579	$16,164	$3,415

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three months ended September 30, 2014 versus 2013 due to a decrease in claims and operating expenses. Earnings increased during the nine months ended September 30, 2014 compared to 2013, primarily due to lower operating expenses and an increase in other income primarily from continued growth in the MGU business block.

Premiums and other revenues

Health earned premiums for the periods indicated are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Medicare Supplement	$21,060	39.4%	$22,591	42.8%	$64,413	39.2%	$68,509	43.1%
Medical expense	4,985	9.3	7,463	14.1	16,750	10.2	23,168	14.6
Group health	7,051	13.2	9,291	17.6	25,811	15.7	27,556	17.3
Credit accident and health	3,738	7.0	3,721	7.0	11,049	6.7	11,438	7.2
MGU	6,301	11.8	4,822	9.1	18,183	11.1	14,750	9.3
Supplemental insurance	8,785	16.4	3,409	6.5	23,110	14.1	8,571	5.4
All other	1,534	2.9	1,542	2.9	4,853	3.0	5,108	3.1

Total	$53,454	100.0%	$52,839	100.0%	$164,169	100.0%	$159,100	100.0%

Premiums increased during the three and nine months ended September 30, 2014 compared to 2013, primarily from the sales of individual limited benefit supplemental insurance products as well as growth in the MGU business. Medicare Supplement premiums declined due to policy lapses outpacing new sales which have a lower average premium per policy.

Our in-force certificates or policies as of the dates indicated are as follows:

	September 30, 2014		December 31, 2013
	Number of Policies	Percentage of Total Policies	Number of Policies	Percentage of Total Policies
Medicare Supplement	38,120	5.7%	40,064	6.4%
Medical expense	3,551	0.5	4,633	0.7
Group	16,306	2.4	19,679	3.1
Credit accident and health	229,441	34.2	235,014	37.5
MGU	270,416	40.3	221,811	35.3
Supplemental insurance	70,694	10.5	61,342	9.8
All other	42,341	6.4	45,369	7.2

Total	670,869	100.0%	627,912	100.0%

Total in-force policies increased during the nine months ended September 30, 2014 compared to 2013 primarily due to increases in the MGU and supplemental insurance lines. The MGU line increased as a result of our continued expansion in the MGU market as employers are using the stop loss market to manage the cost of providing health insurance for employees. The supplemental insurance line continues to increase with the demand for individual limited benefit products.

Benefits, losses and expenses

Claims incurred decreased during the quarter ended September 30, 2014 compared to 2013 primarily as a result of the continued decline in the closed medical expense block and a decrease in group claim submissions.

Claims incurred increased during the nine months ended September 30, 2014 compared to 2013 primarily due to a judicial determination that the Company could not rescind a reinsurance agreement in dispute. Although the Company is appealing the determination, it has accrued for claims the reinsurer has asserted are due under the agreement.

Other operating expenses decreased during the three and nine months ended September 30, 2014 compared to 2013.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Acquisition cost capitalized	$5,486	$4,017	$1,469	$14,949	$9,457	$5,492
Amortization of DAC	(4,792)	(4,124)	(668)	(14,084)	(11,537)	(2,547)

Net change in DAC (1)	$694	$(107)	$801	$865	$(2,080)	$2,945

(1)	A positive amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a negative net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

The net change in DAC increased for the three and nine months ended September 30, 2014 compared to 2013, primarily due to higher commissions from increased sales of individual limited benefit supplemental insurance products.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Net premiums written	$282,058	$272,524	$9,534	$854,593	$823,284	$31,309

Premiums and other revenues
Net premiums earned	$279,429	$271,270	$8,159	$820,953	$801,106	$19,847
Net investment income	14,523	17,081	(2,558)	44,452	50,199	(5,747)
Other income	905	2,177	(1,272)	3,550	4,827	(1,277)

Total premiums and other revenues	294,857	290,528	4,329	868,955	856,132	12,823

Benefits, losses and expenses
Claims incurred	180,413	182,809	(2,396)	563,650	581,042	(17,392)
Commissions for acquiring and servicing policies	46,894	46,533	361	143,632	134,190	9,442
Other operating expenses	34,549	33,087	1,462	96,447	96,851	(404)
Change in deferred policy acquisition costs (1)	2,913	3,465	(552)	5,436	10,851	(5,415)

Total benefits and expenses	264,769	265,894	(1,125)	809,165	822,934	(13,769)

Income (loss) before other items and federal income taxes	$30,088	$24,634	$5,454	$59,790	$33,198	$26,592

Loss ratio	64.6%	67.4%	(2.8)	68.7%	72.5%	(3.8)
Underwriting expense ratio	30.2	30.6	(0.4)	29.9	30.2	(0.3)

Combined ratio	94.8%	98.0%	(3.2)	98.6%	102.7%	(4.1)

Impact of catastrophe events on combined ratio	5.3	4.1	1.2	7.1	9.6	(2.5)

Combined ratio without impact of catastrophe events	89.5%	93.9%	(4.4)	91.5%	93.1%	(1.6)

Gross catastrophe losses	$14,487	$10,871	$3,616	$55,592	$84,744	$(29,152)
Net catastrophe losses	14,652	11,613	3,039	56,795	76,555	(19,760)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated, a positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results for the quarter improved compared to 2013 due to an improved rate adequacy and underwriting improvements which were partially offset by increases in catastrophe claims and commissions. Results improved during the nine months ended September 30, 2014 compared to 2013, primarily as a result of decreases in catastrophe losses and improved rate adequacy.

Benefits, losses and expenses

Claims incurred decreased during the three months ended September 30, 2014 compared to 2013, as a result of lower non-catastrophe losses. Claims incurred decreased during the nine months ended September 30, 2014 compared to 2013, as a result of fewer catastrophe losses. The decrease year-to-date is due primarily to the decreases in the severity of catastrophes in 2014 compared to 2013.

Commissions increased for the three and nine months ended September 30, 2014 compared to 2013, primarily due to an increase in premium as well as an increase in certain variable commissions driven by the improvement in the loss ratio.

Products

Our Property and Casualty segment consists of: (i) Personal products, which we market primarily to individuals, representing 62.2% of net premiums written, (ii) Commercial products, which focus primarily on agricultural and other commercial markets, representing 29.6% of net premiums written, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 8.2% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Net premiums written
Auto	$102,678	$102,643	$35	$304,776	$306,640	$(1,864)
Homeowner	63,073	60,515	2,558	172,294	164,661	7,633
Other Personal	9,718	9,556	162	28,998	28,712	286

Total net premiums written	$175,469	$172,714	$2,755	$506,068	$500,013	$6,055

Net premiums earned
Auto	$99,957	$101,478	$(1,521)	$298,612	$302,711	$(4,099)
Homeowner	56,720	53,351	3,369	164,799	154,752	10,047
Other Personal	9,303	9,234	69	27,055	27,106	(51)

Total net premiums earned	$165,980	$164,063	$1,917	$490,466	$484,569	$5,897

Loss ratio
Auto	79.4%	75.9%	3.5	76.1%	77.7%	(1.6)
Homeowner	55.3	80.0	(24.7)	73.3	96.8	(23.5)
Other Personal	69.3	57.0	12.3	42.3	53.7	(11.4)
Personal line loss ratio	70.6%	76.2%	(5.6)	73.3%	82.5%	(9.2)
Combined Ratio
Auto	103.8%	99.4%	4.4	99.1%	100.6%	(1.5)
Homeowner	81.6	105.7	(24.1)	98.5	121.8	(23.3)
Other Personal	92.3	79.6	12.7	61.7	76.3	(14.6)
Personal line combined ratio	95.5%	100.3%	(4.8)	96.8%	106.0%	(9.2)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during the nine months ended September 30, 2014 compared to 2013, primarily due to a decline in policies in-force. The loss and combined ratios improved year-to-date during 2014 compared to 2013 due to a decline in catastrophe losses.

Homeowners: Net premiums written and earned increased during the three and nine months ended September 30, 2014 compared to 2013 primarily due to increasing premium rates over the time period. The loss and combined ratios improved for the three and nine months ended September 30, 2014 compared to 2013 due to a decrease in weather-related losses and improved rate adequacy.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. Low volume and volatility with these lines can lead to some quarterly fluctuations. The loss and combined ratios decreased during the nine months ended September 30, 2014 compared to 2013, in line with trends on the larger personal lines.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Net premiums written
Other Commercial	$33,072	$31,116	$1,956	$117,594	$109,437	$8,157
Agricultural Business	31,515	27,976	3,539	94,311	83,655	10,656
Commercial Automobile	18,952	17,471	1,481	69,103	64,635	4,468

Total net premiums written	$83,539	$76,563	$6,976	$281,008	$257,727	$23,281

Net premiums earned
Other Commercial	$37,820	$32,826	$4,994	$106,026	$95,058	$10,968
Agricultural Business	28,545	28,073	472	87,408	81,759	5,649
Commercial Automobile	22,595	19,698	2,897	61,377	58,243	3,134

Total net premiums earned	$88,960	$80,597	$8,363	$254,811	$235,060	$19,751

Loss ratio
Other Commercial	60.3%	42.1%	18.2	79.6%	58.3%	21.3
Agricultural Business	61.7	78.0	(16.3)	62.2	78.8	(16.6)
Commercial Automobile	66.2	81.5	(15.3)	69.1	74.9	(5.8)
Commercial line loss ratio	62.2%	64.2%	(2.0)	71.1%	69.5%	1.6
Combined ratio
Other Commercial	86.2%	69.6%	16.6	107.2%	86.8%	20.4
Agricultural Business	101.7	115.5	(13.8)	99.6	115.7	(16.1)
Commercial Automobile	87.6	103.7	(16.1)	93.1	98.7	(5.6)
Commercial line combined ratio	91.5%	93.9%	(2.4)	101.2%	99.8%	1.4

Other Commercial: Net premiums written and earned increased during the three and nine months ended September 30, 2014 compared to 2013, primarily attributable to increased sales in the workers’ compensation and business owners’ lines. The loss and combined ratios for the three and nine months ended September 30, 2014 increased due to larger than anticipated reserve increases on workers’ compensation claims.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and nine months ended September 30, 2014 compared to 2013, primarily as a result of rate increases and a decrease in ceded premiums. The loss and combined ratio improved for the three and nine months ended September 30, 2014 primarily due to a reduction in overall claim frequency, as well as a combination of rate and underwriting actions.

Commercial Automobile: Net premiums written and earned increased primarily due to rate increases over the three and nine months ended September 30, 2014 compared to 2013. The loss and combined ratio improved for the three and nine months ended September 30, 2014 primarily due to a reduction in overall claim frequency.

Credit Products

Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Net premiums written	$23,050	$23,247	$(197)	$67,518	$65,544	$1,974
Net premiums earned	24,489	26,610	(2,121)	75,676	81,477	(5,801)
Loss ratio	32.2	22.9	9.3	30.2	22.2	8.0
Combined ratio	101.6	100.0	1.6	102.2	97.2	5.0

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net premiums written increased for the nine months ended September 30, 2014 compared to 2013 primarily due to an increase in our Guaranteed Auto Protection business. Net premiums earned decreased as premiums shifted from Guaranteed Auto Protection Insurance to Guaranteed Auto Protection Waiver, a lower premium debt protection product.

The loss and combined ratios increased during the three and nine months ended 2014 compared to 2013 primarily due to an increase in claims in our collateral protection business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Premiums and other revenues
Net investment income	$32,507	$28,984	$3,523	$67,366	$56,919	$10,447
Realized investments gains, net	(2,257)	43,483	(45,740)	24,503	103,970	(79,467)
Other Income	3,330	4,491	(1,161)	6,801	9,007	(2,206)

Total premiums and other revenues	33,580	76,958	(43,378)	98,670	169,896	(71,226)

Benefits, losses and expenses
Commissions	—	11	(11)	—	221	(221)
Other operating expenses	13,357	15,523	(2,166)	35,365	44,868	(9,503)

Total benefits, losses and expenses	13,357	15,534	(2,177)	35,365	45,089	(9,724)

Income before other items and federal income taxes	$20,223	$61,424	$(41,201)	$63,305	$124,807	$(61,502)

Earnings decreased during the three months ended September 30, 2014 compared to 2013 primarily due to lower realized investment gains. The decrease in realized gains is attributable to lower gains in equity securities and less real estate sale activity.

The Corporate and Other business segment recorded other-than-temporary impairments of $3,045,000 and $3,503,000 in the nine months ended September 30, 2014 and 2013, respectively, which are included in “Realized investment gains, net.”

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

Our insurance and annuity products are primarily supported by investment-grade bonds and, to a lesser extent collateralized mortgage obligations and commercial mortgage loans. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale considering our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities classified as held-to-maturity and available-for-sale and adjust the mix within the portfolio as investments mature or new investments are purchased.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$8,364,731	42.9%	$8,491,347	43.8%
Bonds available-for-sale, at fair value	4,926,218	25.2	4,599,673	23.7
Equity securities, at fair value	1,494,471	7.7	1,410,608	7.3
Mortgage loans on real estate, net of allowance	3,318,552	17.0	3,299,242	17.0
Policy loans	404,705	2.1	397,407	2.0
Investment real estate, net of accumulated depreciation	458,116	2.3	507,142	2.6
Short-term investments	346,343	1.8	495,386	2.6
Other invested assets	202,131	1.0	201,442	1.0

Total investments	$19,515,267	100.0%	$19,402,247	100.0%

The increase in our total investments at September 30, 2014 as compared to December 31, 2013 was primarily a result of an increase in bonds and the market value of equity securities, partially offset by decreases in short term investments.

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

Bonds: We allocate most of our fixed maturity securities to support our insurance business. As of September 30, 2014, our fixed maturity securities had an estimated fair value of $13.8 billion, which was $0.7 billion, or 5.3%, above amortized cost. At December 31, 2013, our fixed maturity securities had an estimated fair value of $13.4 billion, which was $0.5 billion, or 3.7%, above amortized cost. At September 30, 2014 fixed maturity securities’ estimated fair value, due in one year or less, were $1.2 billion which was unchanged compared to December 31, 2013.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	September 30, 2014			December 31, 2013
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$629,985	$667,466	4.9	$621,527	$649,161	4.9
AA	1,636,392	1,715,944	12.5	1,472,221	1,511,517	11.3
A	5,228,300	5,511,482	40.0	5,260,435	5,466,136	40.7
BBB	5,094,673	5,367,709	39.0	5,094,589	5,272,246	39.2
BB and below	477,080	489,870	3.6	498,966	523,681	3.9

Total	$13,066,430	$13,752,471	100.0	$12,947,738	$13,422,741	100.0

We expect the exposure to below investment grade securities to decrease as these bonds approach maturity. We do not own direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal or Spain.

Mortgage Loans: We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 5.3% and 5.2% at September 30, 2014 and December 31, 2013, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities: Our equity portfolio is in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	September 30, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
Common stock	$722,015	$734,419	$(3,791)	$1,452,643	97.2
Preferred stock	23,718	18,123	(13)	41,828	2.8

Total	$745,733	$752,542	$(3,804)	$1,494,471	100.0

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
Common stock	$717,390	$653,967	$(2,362)	$1,368,995	97.0
Preferred stock	23,690	18,301	(378)	41,613	3.0

Total	$741,080	$672,268	$(2,740)	$1,410,608	100.0

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

Policy Loans: For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of September 30, 2014, we had $404.7 million in policy loans with a loan to surrender value of 56.7%, and at December 31, 2013, we had $397.4 million in policy loans with a loan to surrender value of 67.9%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Realized Gains (Losses)

Net investment income decreased $54.9 million during the nine months ended September 30, 2014 primarily due to a decrease in income from options and bonds. Net investment income from options decreased $19.0 million during 2014 due to a smaller change in the S&P 500 index from which our option values are derived. Net investment income from bonds decreased $29.2 million during the nine months ended September 30, 2014 primarily due to bonds with lower interest yields making up a larger percentage of our portfolio as older bonds, which were purchased when interest rates were higher, matured.

Realized gains decreased $79.9 million during the nine months ended September 30, 2014 compared to 2013 primarily as a result of decrease in realized gains on sales of investment real estate. Other-than-temporary impairment on investment securities increased $0.5 million during the nine months ended September 30, 2014 compared to 2013.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at September 30, 2014 and December 31, 2013 were $974.7 million and $812.8 million, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains on available-for-sale securities increased $114.0 million to $998.6 million during 2014 resulting from increases in the value of bonds and equity securities. The gross unrealized losses on available-for-sale securities decreased to $23.8 million at September 30, 2014 from $71.6 million at December 31, 2013. The gross unrealized gains on held-to-maturity securities increased $52.0 million to $503.8 million, and gross unrealized losses decreased from $120.1 million in 2013 to $42.3 million in 2014. The decrease in gross unrealized losses of available-for-sale and held-to-maturity securities during 2014 is primarily attributable to corporate debt securities and the impact changes in interest rates have on fixed income securities.

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

Changes in interest rates during 2014 and market expectations for potentially higher rates through 2015 will likely lead to increases in the volume of annuity contracts, which may be partially offset by increases in surrenders. Freezing our defined benefit pension plans effective December 31, 2013, will lessen the impact of changes in interest rates on our contributions to these plans, and future contributions to our defined benefit plans may be smaller than historical contributions. A portion of the contributions will be used for employer contributions to defined contribution retirement plans, which will provide employees with the potential to accumulate assets for retirement. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs, which would have a significant impact to cash flows from operations. No unusually large capital expenditures are expected in the next 12-24 months. Additionally, we have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend.

To ensure we will be able to continue to pay future commitments, the funds received as premium payments and deposits are invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary.

Our cash and cash equivalents and short-term investment position was $482.5 million at September 30, 2014 compared to $613.3 million at December 31, 2013. The decrease relates primarily to a reduction in short-term investments.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	September 30, 2014	December 31, 2013
American National stockholders’ equity, excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	$3,892,484	$3,776,862
AOCI	504,338	413,712

Total American National stockholders’ equity	$4,396,822	$4,190,574

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $14.9 million at September 30, 2014 and $12.8 million at December 31, 2013, respectively.

The changes in our capital resources are summarized below (in thousands):

Nine months ended September 30, 2014
Net income	$178,023
Increase in net unrealized gains	89,051
Defined benefit pension plan adjustment	2,152
Dividends to shareholders	(62,113)
Other	(865)

Total	$206,248

During the nine months ended September 30, 2014, our capital resources increased substantially compared to the same period in 2013 primarily due to net income and increases in unrealized gains from our equity investment portfolio partially offset by dividends to stockholders.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain regulatory actions. At September 30, 2014 and December 31, 2013, American National Insurance Company’s statutory capital and surplus was $2,842,984,000 and $2,667,858,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at September 30, 2014 and December 31, 2013, substantially above its authorized control level RBC.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for Nine months ended September 30, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 07, 2014