Form 10-K
period 2014-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2015-02-27
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $833.5 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.

As of February 17, 2015, there were 26,878,641 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

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

We are committed to excellence and maintaining high ethical standards in all our business dealings. Disciplined adherence to our values has allowed us to deliver consistently high levels of customer service through talented people, who are at the heart of our business.

Business Segments

Our family of companies includes six life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. Our business segments and the principal products they offer or manage follow.

Life Segment

Whole Life. Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract, to a specified age or a fixed number of years, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes some policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits or cash values available upon surrender, or reduce the premiums required to maintain the contract in-force.

Term Life. Term life products provide a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Coverage periods typically range from one to thirty years, but in no event longer than the period over which premiums are paid.

Universal Life. Universal life insurance products provide coverage through a contract that gives the policyholder flexibility in premium payments and coverage amounts. Universal life products may allow the policyholder, within certain limits, to increase or decrease the amount of death benefit coverage over the term of the contract and to adjust the frequency and amount of premium payments. Universal life products are interest rate sensitive, and we determine the interest crediting rates, subject to policy specific minimums.

Equity-indexed universal life products have the same features as the universal life products, but also provide an opportunity for policyholders to earn additional return through credited interest tied to the performance of a particular stock index, such as the S&P 500.

Variable Universal Life. Variable universal life products provide insurance coverage on a similar basis as universal life, except that the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities held in the separate account investment options selected by the policyholder.

Credit Life Insurance. Credit life insurance products are sold in connection with a loan or other credit account. Credit life insurance products are designed to pay off the borrower’s remaining debt to the lender on a loan or credit account if the borrower dies during the coverage period.

Annuity Segment

Deferred Annuity. A deferred annuity is an asset accumulation product. Deposits are received as a single premium deferred annuity, or as multiple payments, in the case of a flexible premium deferred annuity. Deposits are credited with interest at our determined rates subject to policy minimums. For certain limited periods of time, usually from one to ten years, interest rates are guaranteed not to change. Deferred annuities usually have surrender charges that begin at issue and reduce over time and may have market value adjustments that can have a positive or negative effect on any surrender value.

An equity-indexed deferred annuity is credited with interest at minimum rates established by state insurance law. Any additional interest credited is typically tied to the performance of a particular stock market index.

Single Premium Immediate Annuity (“SPIA”). A SPIA is purchased with one premium payment, providing periodic (usually monthly or annual) payments to the annuitant for a specified period, such as for the remainder of the annuitant’s life. Return of the original deposit may not be guaranteed, depending on the terms of the annuity contract.

Variable Annuity. In a variable annuity the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities held in the separate account investment options selected by the policyholder. These products have no guaranteed minimum withdrawal benefits.

Health Segment

Medicare Supplement. Medicare Supplement insurance is a type of private health insurance designed to supplement or pay the costs of certain medical services not covered by Medicare.

Supplemental Insurance. Supplemental insurance is designed to provide supplemental coverage for specific events or illnesses such as cancer and accidental injury or death.

Stop-Loss. Stop-loss coverage is used by employers to limit their exposure under self-insurance medical plans. Two coverages, which are usually offered concurrently, are available. Specific Stop-Loss is initiated when claims for an individual reach a threshold; after the threshold is reached, the policy reimburses claims paid by the employer up to the lifetime limit per individual. Aggregate Stop-Loss reimburses the employer once the group’s total paid claims reach a threshold.

Credit Disability. Credit disability (also called credit accident and health) insurance pays a limited number of monthly payments on a loan or credit account if the borrower becomes disabled during the coverage period.

Medical Expense. Medical expense insurance covers most health expenses including hospitalization, surgery and outpatient services (excluding dental and vision costs). We discontinued marketing these products and existing contracts are in run-off.

Property and Casualty Segment

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

Commercial Lines. Agricultural business insurance is the majority of our commercial lines. This includes property and casualty coverage tailored for a farm, ranch, vineyard or other agricultural business, contractors, and business within rural and suburban markets. Commercial auto insurance is typically issued in conjunction with the sale of our Agricultural business insurance and covers specific risks involved in owning and operating vehicles. Other commercial insurance is also sold along with our Agricultural business and encompasses property, liability and workers’ compensation coverages.

Credit-Related Property Insurance Products. We primarily offer the following credit insurance products:

Collateral or Creditor Protection Insurance (“CPI”). CPI provides insurance against loss, expense to recover, or damage to personal property (typically automobiles and homes) pledged as collateral resulting from fire, burglary, collision, or other loss occurrence that would either impair a creditor’s interest or adversely affect the value of the collateral. The coverage is purchased from us by the lender according to the terms of the credit obligation and charged to the borrower by the lender when the borrower fails to provide the required insurance.

Guaranteed Auto Protection or Guaranteed Asset Protection (“GAP”). GAP insures the excess outstanding indebtedness over the primary property insurance benefits that may occur when there is a total loss to or an unrecovered theft of the collateral. GAP can be written on a variety of assets that are used as collateral to secure credit; however, it is most commonly written on automobiles.

Corporate and Other Segment—Our Corporate and Other segment is primarily our invested assets not used to support insurance activities. It also includes our non-insurance subsidiaries, such as our limited investment advisory services.

Marketing Channels

Product distribution is managed to satisfy specific markets, maintain brand identities and minimize channel conflict across our five marketing channels. When possible, products are cross-sold to maximize product offerings and return on investment in products and distribution. Our marketing channels are:

Independent Marketing Group (“IMG”)—distributes life insurance and annuities through independent agents serving middle and affluent markets, as well as niche markets such as the small pension plan sponsor. IMG provides products and service to clients in need of wealth protection, accumulation, distribution, and transfer. Products are marketed through financial institutions, large marketing organizations, employee benefit firms, broker-dealers, and independent insurance agents and brokers.

IMG also markets to individuals who favor purchasing insurance directly from insurance companies. It offers life insurance to middle-income customers through multiple channels including direct mail, internet and call centers.

Career Sales and Service Division (“CSSD”) — roots can be traced back to the Company’s founding in 1905, and offers life insurance, annuities, and limited benefit health insurance products through exclusive employee agents primarily to the middle-income market. CSSD’s business model is structured to distribute new products as well as provide door-to-door collections and personalized service to the customer via agents located throughout much of the United States. CSSD has evolved its operations to offer a wider variety of products and alternative payment options to meet the changing needs of the customer.

Multiple-line—offers life insurance, health insurance, annuities, and property and casualty insurance primarily through dedicated agents. Multiple-line serves individuals, families, agricultural clients, and small business owners at all income levels. Policyholders can do business with a single agent, which has been identified as an important driver to client satisfaction

Health Insurance Division—through independent agents and managing general underwriters (“MGU”), serves the needs of a variety of markets including middle-income seniors, self-insured employers, and the special needs of individuals through supplemental products. The Health Division offers an array of life insurance, health insurance, and annuity products for this growing segment of the population, including group life products, supplemental health insurance products, and health reinsurance. It remains committed to traditional Medicare supplement products. The Health Division is responsible for the administration of health insurance products sold by other marketing channels.

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

Policyholder Liabilities

We record the amounts for policyholder liabilities in accordance with U.S generally accepted accounting principles (“GAAP”) and the standards of practice of the American Academy of Actuaries. We carry liabilities for future policy benefits associated with base policies and riders, unearned mortality charges and future disability benefits, for other policyholder liabilities associated with unearned premiums and claims payable and for unearned revenue the unamortized portion of front-end fees. We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we carry liabilities for minimum death benefit guarantees relating to certain annuity contracts, secondary guarantees relating to certain life policies, and fair value reserves associated with living benefits embedded derivative guarantees.

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

The process of linking the timing and the amount of paying obligations related to our insurance and annuity contracts and the cash flows and valuations of the invested assets supporting those obligations is commonly referred to as asset-liability management (“ALM”). Our ALM Committee regularly monitors the level of risk in the interaction of our assets and liabilities and helps shape actions intended to attain our desired risk-return profile. Investment allocations and duration targets are also intended to limit the risk exposure in our annuity products by limiting the credited rate to a range supported by these investments. Additional tools which help shape investment decisions include deterministic and stochastic interest rate scenario analyses using a licensed, third party economic scenario generator and detailed insurance ALM models. These models also use experience related to surrenders and death claims.

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

In our Property and Casualty segment, the use of catastrophic event models is an important element of our risk management. These models assist us in the management of our exposure concentrations and the amount and structure of our reinsurance purchases. In addition to reinsurance protection, we manage our exposure to catastrophic risk by limiting personal homeowners business in coastal areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage in regions where our exposure to risky events exceeds our risk appetite.

Pricing

We establish premium rates for life and health insurance products using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are estimates generally based on our experience, industry data, projected investment earnings, competition, regulations and legislation. Premium rates for property and casualty insurance are influenced by many factors, including the estimated frequency and severity of claims, state regulation and legislation, competition, and general business and economic conditions, including market interest rates and inflation. Profitability is affected to the extent actual experience deviates from our pricing assumptions.

Payments for certain annuity and life products are not recognized as revenues, but are added to policyholder account balances. Revenues from these products are charges to the account balances for the cost of insurance risk and administrative fees and, in some cases upon surrender. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on assets invested from the deposits in excess of the amounts credited to policyholders.

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

Ratings

Insurer ratings are independent opinions of rating agencies regarding the capacity of an insurance company to meet the obligations of its insurance policies and contracts in accordance with their terms. The ratings are based on each rating agencies’ quantitative and qualitative evaluation of a company and its management strategy. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor as a guarantee of an insurer’s current or future ability to meet contractual obligations. Each agency’s rating should be evaluated independently of any other rating. Ratings may be changed, suspended, or withdrawn at any time.

Our current insurer financial strength rating from two of the most widely referenced rating organizations as of the date of this filing are as follows:

•	A.M. Best Company: A (1)

•	Standard & Poor’s (“S&P”): A (2)

(1)	A.M. Best’s active company rating scale consists of thirteen ratings ranging from A++ (Superior) to D (poor).

(2)	S&P’s active company ratings scale ‘AA’ to ‘CCC’ may be modified by the addition of a plus (+) or minus (-) sign to show relative standing within the major rating categories.

Regulation Applicable to Our Business

Our insurance operations are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency. Insurance regulation has a substantial effect on our business and governs a wide variety of matters, such as insurance company licensing, agent and adjuster licensing, policy benefits, price setting, accounting practices, product suitability, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, marketing and advertising practices, privacy, policy forms, reinsurance reserve requirements, risk and solvency assessments, mergers and acquisitions, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations, claims practices and the remittance of unclaimed property. The models for state laws and regulations often emanate from the National Association of Insurance Commissioners (“NAIC”).

The U.S. Federal government has not historically regulated the insurance industry directly. In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded the federal presence in insurance oversight. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. Dodd-Frank established a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. We believe there likely will be further federal incursion into the business of insurance, which may add significant legal complexity and associated costs to our business. Furthermore, the staff of the Securities and Exchange Commission (the “SEC”), pursuant to a study required by Dodd-Frank, has recommended certain regulatory changes in the fiduciary duties applicable to broker-dealers and investment advisers. These changes, if adopted, could affect how our variable insurance products are designed and sold in the future.

State insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. At any given time, financial, market conduct or other examinations of our insurance companies may be occurring.

Regulatory matters having the most significant effects on our insurance operations and financial reporting are described further below and see Item 1A, Risk Factors, Litigation and Regulation Risk Factors.

Limitations on Dividends by Insurance Subsidiaries. Dividends received from our insurance subsidiaries represent one source of cash for us. Our insurance subsidiaries’ ability to pay dividends is restricted by state law and impacted by federal income tax considerations.

Holding Company Regulation. Our structure constitutes an insurance holding company system under the insurance laws of the states where we do business. Our insurance companies are organized under the laws of Texas, Missouri, New York, Louisiana, and California. Insurance holding company system laws and regulations in such states generally require periodic reporting to state insurance regulators of various business, risk management and financial matters and advance notice to, or in some cases approval by, such regulators prior to certain transactions between insurers and their affiliates. These laws also generally require regulatory approval prior to the acquisition of a controlling interest in an insurance company. These requirements may deter or delay certain transactions considered desirable by management or our stockholders.

Price Regulation. Nearly all states have laws requiring property and casualty and health insurers to file price schedules and most insurers to file policy or coverage forms, and other information with the state’s regulatory authority. In many cases these must be approved prior to use. The objectives of pricing laws vary, but generally a price cannot be excessive, inadequate or unfairly discriminatory. Prohibitions on discriminatory pricing apply in the context of certain products as well.

Our ability to adjust prices is often dependent on the applicable pricing law and our ability to demonstrate to the particular regulator that our pricing or proposed pricing complies with such law. In states that significantly restrict our underwriting selectivity, we can manage our risk of loss by charging a price that reflects the cost and expense of providing our insurance products. In states that significantly restrict our price-setting ability, we can manage our risk of loss by being more selective in underwriting. When a state has significant underwriting and pricing restrictions, it becomes more difficult for us to manage our risk of loss, which can impact our willingness and ability to market products in such states.

Guaranty Associations and Involuntary Markets. State insurance guaranty fund laws allow insurers to be assessed, subject to prescribed limits, fees to cover certain obligations of insolvent insurance companies. In addition, to maintain our licenses to write property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various insurance coverage to purchasers that otherwise are unable to obtain coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have not been material to our results of operations.

Investment Regulation. Insurance company investment regulations require investment portfolio diversification and limit the amount of investment in certain asset categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for measuring statutory surplus. In some instances, these rules require sale of non-conforming investments.

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

Statutory Accounting. Our financial reports to state insurance regulators utilize statutory accounting practices as defined in the Accounting Practices and Procedures Manual of the NAIC, which are different from GAAP. Statutory accounting practices, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while GAAP is based on a going-concern concept. While not a substitute for GAAP performance measures, statutory information is used by industry analysts and reporting sources to compare the performance of insurance companies.

State insurance laws require life and property and casualty insurers to annually analyze the adequacy of statutory reserves. Our appointed actuaries must submit an opinion that policyholder and claim reserves are adequate.

Risk-Based Capital and Solvency Requirements. The NAIC has developed a formula for analyzing capital levels of insurance companies called risk-based capital (“RBC”). The RBC formula is intended to establish minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2014, the Company and each insurance subsidiary was more than adequately capitalized and exceeded the minimum RBC requirements.

The NAIC has also adopted a model law titled Risk Management and Own Risk and Solvency Assessment Model Act (ORSA Model Act). The ORSA Model Act sets forth the requirements for maintaining a risk management framework and the regular completion of a related risk and solvency assessment exercise. The ORSA Model Act also requires the preparation of a summary report related to the assessment exercise no less frequently than annually. The Company anticipates filing its first ORSA summary report in 2015.

Securities Regulation. The sale and administration of variable life insurance and variable annuities are subject to extensive regulation at the federal and state level, including by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies are issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and when warranted take corrective action.

In addition, our periodic reports and proxy statements to stockholders are subject to the requirements of the Securities Exchange Act of 1934 and corresponding rules of the SEC, and our corporate governance processes are subject to regulation by the SEC and the NASDAQ Stock Market. Our registered wholesale broker-dealer and registered investment adviser subsidiaries are subject to regulation and supervision by the SEC, FINRA and, in some cases, state securities administrators.

Suitability. FINRA rules require broker-dealers selling variable insurance products to determine that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, most states have enacted the NAIC Suitability in Annuity Transactions Model Regulation that places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents.

Privacy and Personal Identifying Information Regulation. U.S. federal laws, such as the Gramm-Leach-Bliley Act, and the laws of some states regulate disclosures of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. Furthermore, state and federal laws, such as the federal Health Insurance Portability and Accountability Act regulate our use, protection and disclosure of certain personal health information.

Environmental Considerations. As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. We routinely have environmental assessments performed with respect to real estate being acquired for investment or through foreclosure, but we cannot provide assurance that unexpected environmental liabilities will not arise. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. Based on information currently available to us, management believes that any costs associated with compliance with environmental laws and regulations or any required remediation will not have a material adverse effect on our business, results of operations or financial condition.

Other types of regulations that affect us include insurable interest laws, employee benefit plan laws, antitrust laws, federal anti-money laundering and anti-terrorism laws, employment and labor laws, and federal and state tax laws. Failure to comply with federal and state laws and regulations may result in censure; the issuance of cease-and-desist orders; suspension, termination or limitation of the activities of our operations and/or our employees and agents; or the obligation to pay fines, penalties, assessments, interest, and/or additional taxes and wages. In some cases, severe penalties may be imposed for breach of these laws. We cannot predict the impact of these actions on our businesses, results of operations or financial condition.

Item 1A, Risk Factors, below discusses significant risks presented to our business by extensive regulation and describes certain other laws and regulations that are or may become applicable to us.

Employees

As of December 31, 2014, we had approximately 3,138 employees. We consider our employee relations to be good.

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

Our press releases, financial information and reports filed with the SEC (for example, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those forms) are available online at www.anico.com. The reference to our Internet website does not constitute the incorporation by reference of information contained at such website into this, or any other, report. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

Our performance is dependent on our ability to manage complex operational, financial, legal, and regulatory risks and uncertainties throughout our operations. The most significant of these risks and uncertainties are described below. Any of these, individually or in the aggregate, could materially adversely impair our business, financial condition or results of operations, particularly if our actual experience differs from our estimates and assumptions. While our enterprise risk management framework contains various strategies, processes, policies and procedures in place to address these risks and uncertainties, we cannot be certain that these measures will be implemented successfully in all circumstances. In addition, we could experience risks that we failed to identify, or risks of a magnitude greater than expected.

Economic and Investment Market Risk Factors

Our results of operations are materially affected by economic and political conditions in the U.S. and elsewhere. Despite the rise in U.S. equity markets in 2013 and 2014, there continues to be uncertainty about the strength and sustainability of economic recovery. Factors such as continuing unemployment, declining workforce participation, consumer prices, geopolitical issues, energy prices, stagnant family income, low consumer confidence and spending, and increased student and consumer debt can adversely affect the economy and demand for our products. For example, difficult credit conditions may adversely affect purchases of credit-related insurance products, or our policyholders may choose to defer or stop paying insurance premiums, resulting in higher lapses or surrenders of policies.

Interest rates have a significant impact on our business and on consumer demand for our products. Some of our products, principally interest-sensitive life insurance and fixed annuities, expose us to the risk that changes in interest rates may reduce our “spread,” or the difference between the amounts we earn on investment and the amount we must pay under our contracts. Persistently low (or lower) interest rates, compound this spread compression. When market interest rates decrease or remain at relatively low levels, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. Proceeds from maturing, prepaid or sold bonds or mortgage loan investments may be reinvested at lower yields, reducing our spread. Our ability to decrease product crediting rates in response may be limited by market and competitive conditions and by regulatory or contractual minimum rate guarantees. Conversely, increases in market interest rates can also have negative effects. For example, increasing rates on other insurance or investment products offered to our customers by competitors can lead to higher surrenders at a time when fixed maturity investment asset values are lower. We may react to market conditions by increasing crediting rates, which narrows spreads. In addition, when interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed maturity securities. While we use ALM processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective. See the General Trends discussion in Part II, Item 7 below for further details about interest rates and our ALM processes.

Fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate could adversely affect our business. Investment returns are an important part of our overall profitability. Substantially all of our investments, including our fixed income, equity, real estate and mortgage loan investment portfolios, are subject to market and credit risks, including market volatility and deterioration in the credit or prospects of companies or governmental entities in which we have invested. We could incur significant losses from such risks, particularly during extreme market events. The concentration of our investment portfolios in any particular industry, group of related industries or government issuers, or geographic sector can compound these risks.

In addition to negatively affecting our investment returns, equity market downturns and volatility can have other adverse effects on us. First, equity market downturns and volatility may discourage new purchases of our products that have returns linked to the performance of the equity market and may cause some existing customers to withdraw cash values or reduce investments in such products, in turn reducing our fee revenues. Second, the guarantees that we provide for certain products may cost more than expected in volatile or declining equity market conditions, which could negatively affect our earnings. Third, our estimates of liabilities and expenses for pension and other postretirement benefits incorporate assumptions regarding the rate used to discount our estimated future liability and the long-term rate of return on plan assets. Declines in the discount rate or the rate of return on plan assets, both of which are influenced by potential investment returns, could increase our required cash contributions or pension-related expenses in future periods.

Some of our investments are relatively illiquid. Our investments in privately placed securities, mortgage loans, and real estate, including real estate joint ventures and other equity interests, are relatively illiquid. If we suddenly require significant amounts of cash in excess of our ordinary cash requirements, it may be difficult or not possible to sell these investments in an orderly manner for a favorable price.

Operational Risk Factors

Our actual experience could differ from our estimates and assumptions regarding product pricing, the fair value and future performance of our investments, and the realization of deferred tax assets. Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which our policies remain in-force), operating expenses, and other underwriting assumptions. Our profitability substantially depends on our actual experience being consistent with or better than these assumptions. If we fail to appropriately price our insured risks, or if our claims experience is more severe than we assumed, our earnings and financial condition may be negatively affected. Conversely, significantly overpriced risks may negatively impact new business growth and retention of existing business.

Our loss reserves are an estimate of amounts needed to pay and administer incurred claims and, as such, are inherently uncertain; they do not and cannot represent an exact measure of liability. Inflationary events, especially events outside of historical norms, or regulatory changes that affect the assumptions underlying our estimates can cause variability. For example, increases in costs for auto parts and repair services, construction costs, and commodities result in higher losses for property damage claims. Accordingly, our loss reserves could prove to be inadequate to cover our actual losses and related expenses. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Reserves for additional information.

With respect to our investments, the determination of estimates for allowances and impairments varies by investment type and is based upon our periodic evaluation of known and inherent risks associated with the respective asset class. Historical trends and assumed changes may not be indicative of future impairments or allowances. See Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements for further description of our evaluation of impairments.

Our assumptions regarding the future realization of deferred tax assets are dependent upon estimating the generation of sufficient future taxable income, including capital gains. If future events differ from our current forecasts and it is determined that deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a corresponding charge to net income.

Interest rate fluctuations and other events may require us to accelerate the amortization of deferred policy acquisition costs (“DAC”). When interest rates rise, life and annuity surrenders and withdrawals may increase as policyholders seek to buy products with higher or perceived higher returns, requiring us to accelerate the amortization of DAC. To the extent such amortization exceeds any surrender or other charges earned as income upon surrender and withdrawal, our results of operations could be negatively affected. Significantly lower future profits may cause us to accelerate DAC amortization, and such acceleration could adversely affect our results of operations. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Date – Note 2, Summary of Significant Accounting Policies and Practices, and Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.

We may be unable to maintain the availability of our systems and safeguard our data. We rely on the availability, reliability, and security of our information-processing infrastructure, system platforms, and business applications to store, process, retrieve, calculate and evaluate customer and company information. In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services. These business lines are highly dependent on our ability to access these external services to perform necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. Systems failures, extended outages, or damage or destruction to systems, whether caused by intentional or unintentional acts or events, could compromise our ability to perform critical functions in a timely manner. We have implemented various strategies and ongoing processes to support, expand and continually update our infrastructure and systems to keep up with business requirements and changes, whether regulatory, internal or market driven. However, if these systems were inaccessible or inoperable due to natural or man-made disasters, or if they fail to function effectively or as designed, the resulting disruptions may impede or interrupt our business operations.

We receive and transmit confidential data with and among customers, agents, financial institutions and selected third party vendors and service providers. We have invested significant time and resources towards preventing and mitigating data security risks through several layers of data protection technologies, designs and authentication capabilities. However, we cannot be certain that our efforts will be effective against all security threats and breach attempts in light of increasingly complex persistent threat techniques and the evolving sophistication of cyber-attacks. A breach, whether from external or internal sources, could result in access, viewing, misappropriation, altering or deleting information in our systems or in the systems of third parties on which we rely, including customers’ and employees’ personal and financial information and our proprietary business information. Any significant disruption, security breach or unauthorized disclosure, whether affecting us or such third parties, could result in substantial business disruption, costs and consequences, including repairing systems, increased security costs, customer notifications, lost revenues, litigation, regulatory action, fines and penalties, and reputational damage.

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

Catastrophic Event Risk Factors

We may incur significant losses resulting from catastrophic events. Our property and casualty operations are exposed to catastrophes caused by natural events, such as hurricanes, tornadoes, wildfires, droughts, earthquakes, snow, hail and windstorms, and manmade events, such as terrorism, riots, explosions, hazardous material releases, and utility outages. Our life and health insurance operations are exposed to the risk of catastrophic mortality or illness, such as a pandemic, an outbreak of an easily communicable disease, or another event that causes a large number of deaths or high morbidity. Our investment operations are exposed to catastrophes as a result of direct investments and mortgages related to real estate. Our operating results may vary significantly from one period to the next since the likelihood, timing, severity, number or type of catastrophe events cannot be accurately predicted. Our losses in connection with catastrophic events are primarily a function of the severity of the event and the amount of policyholder exposure in the affected area.

Some scientists believe climate change has added to the unpredictability, severity and frequency of extreme weather and loss events. To the extent climate change increases the frequency and severity of such events, we may face increased claims. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business.

The occurrence of events that are unanticipated in our business continuity and disaster recovery planning could impair our ability to conduct business effectively. Our corporate headquarters is located in Galveston, Texas, on the coast of the Gulf of Mexico and in the past has been impacted by hurricanes. Our League City, Texas offices are designed to support our operations and service our policyholders in the event of a hurricane or other natural disaster affecting Galveston. The primary offices of our property and casualty insurance companies are located in Springfield, Missouri and Glenmont, New York, which helps to insulate these facilities and their operations from coastal catastrophes. However, the severity, timing, duration or extent of an event may be unanticipated by our disaster recovery and business continuity planning, which could result in an adverse impact on our ability to conduct business. In the event that a significant number of our managers, employees, or agents were unavailable following such a disaster, or if our computer-based data processing, transmission, storage and retrieval systems were affected, our ability to effectively conduct our business could be compromised.

Marketplace Risk Factors

Our future results are dependent in part on our ability to successfully operate in insurance and annuity industries that are highly competitive with regard to customers and producers. Competition for customers has led to increased marketing and advertising by our competitors, many of whom have well-established national reputations and greater financial and marketing resources, as well as the introduction of new insurance products and aggressive pricing. In particular, our Medicare Supplement business is subject to intense price competition, which could negatively impact future sales of these products and affect our ability to offer this product. In addition, product development and life-cycles have shortened in many product segments, leading to more intense competition with respect to product features.

We also compete for customers’ funds with a variety of investment products offered by financial services companies other than insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. If we cannot effectively respond to increased competition, we may not be able to grow our business or we may lose market share.

Strong competition exists among insurers for producers with demonstrated ability. We compete with other insurers for producers primarily on the basis of our financial position, reputation, stable ownership, support services, compensation, product features and pricing. We may be unable to compete with insurers that adopt more aggressive pricing or compensation, that offer a broader array of products or packages of products, or that have extensive promotional and advertising campaigns.

Our supplemental health business could be negatively affected by alternative healthcare providers or changes in federal healthcare policy. Our Medicare supplement business is impacted by market trends in the senior-aged healthcare industry that provide alternatives to traditional Medicare, such as health maintenance organizations and other managed care or private plans. The success of these alternative healthcare solutions for seniors could negatively affect the sales and premium growth of traditional Medicare Supplement insurance and could impact our ability to offer such products. In addition, Congress or the U.S. Department of Health and Human Services (“HHS”) could make changes or cuts to the Medicare program or make other changes in federal healthcare policy that could adversely impact our supplemental health business.

Litigation and Regulation Risk Factors

Litigation may result in significant financial losses and harm our reputation. Plaintiffs’ lawyers may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of benefits, product suitability, claim and refund practices, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we could incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business, and our reputation could be harmed.

We are subject to extensive regulation, and potential further regulation may increase our operating costs and limit our growth. We are subject to extensive insurance laws and regulations that affect nearly every aspect of our business. We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, such as state securities and workforce regulators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor, the U.S. Department of Housing and Urban Development (“HUD”), HHS, and state attorneys general, each of which exercises a degree of interpretive latitude. We face the risks that any particular regulator’s or enforcement authority’s interpretation of a legal issue may conflict with that of another regulator or enforcement authority or may change over time to our detriment. Regulatory investigations, which can be broad and unpredictable, may raise issues not yet identified and could result in new legal actions against us and industry-wide regulations that could adversely affect us.

The laws and regulations applicable to us are complex and subject to change, and compliance is time consuming and personnel-intensive. Changes in these laws and regulations, or changes in their interpretations by courts or regulators, may materially increase our costs of doing business and may result in changes to our practices that may limit our ability to grow and improve our profitability. Significant regulatory developments or actions against us could have material adverse financial effects and could cause significant harm to our reputation. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities.

As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected issues related to claims and coverage may emerge. These changes may include modifications to long established business practices or policy interpretations, which may adversely affect us by extending coverage beyond our underwriting intent or by increasing the type, number, or size of claims. For example, a growing number of states have adopted legislation similar to the Model Unclaimed Life Insurance Benefits Act, which imposes new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File, investigate any potential matches, determine whether benefits are payable, and attempt to locate beneficiaries. Some states are attempting to apply these new laws retroactively to existing policies. A number of states have aggressively audited life insurance companies, including us and some of our subsidiaries, for compliance with such laws, and more states could do so. Such audits have sought to identify unreported insured deaths and to determine whether any unpaid benefits, proceeds or other payments under life insurance or annuity contracts should be treated as unclaimed property to be escheated to the state. We have modified our claims process to stay current with emerging trends. However, it is possible that such audits and/or additional enactment of similar legislation may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, regulatory actions, litigation, administrative fines and penalties, interest, and additional changes to our procedures.

Federal regulatory changes and initiatives also have affected us in recent years. For example, Dodd-Frank provides for enhanced federal oversight of the financial services industry through multiple initiatives. Certain provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau (“CFPB”) may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. In addition, Dodd-Frank’s Volcker Rule may adversely impact the pricing and liquidity of certain securities in which we invest as a result of the rule’s proprietary trading and market making limitations. Further, regulations under Dodd-Frank require the clearing of certain types of derivatives that historically have been traded over-the-counter, which may impose additional costs and regulation on us, expose us to the risk of a default by a clearinghouse, and cause us to alter our hedging strategy or the composition of the risks we do not hedge. We may also encounter additional collateral requirements and costs associated with such transactions.

Second, we are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (“the Healthcare Act”). The Healthcare Act may affect the small blocks of business we have offered or acquired over the years that is, or is deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees or retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees.

Third, certain federal regulation may impact our property and casualty operations. In 2013, HUD finalized rules that may adversely impact our ability to differentiate pricing for homeowners policies using traditional risk selection analysis. Although these rules were remanded to HUD for further consideration in 2014, it is uncertain to what extent the application of such rules may impact the property and casualty industry and underwriting practices, but it could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. In addition, Congress or states may enact legislation affecting insurers’ ability to use credit-based insurance scores as part of the property and casualty underwriting or rating process, which could force changes in underwriting practices and impair our property and casualty operations’ ability to write homeowners business profitably.

Lastly, international standards continue to emerge as responses to the globalization of the insurance industry and advances in thinking relating to regulation, solvency measurement, risk management, and the important role insurance has in the global economy. Any international conventions or mandates that directly or indirectly impact or influence the nature of U.S. regulation or industry operations could negatively affect us.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulation Applicable to Our Business section.

Changes in tax laws could decrease sales and profitability of certain products and increase our tax cost. Under current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive tax treatment designed to encourage consumers to purchase these products. This treatment may encourage some consumers to select our products over non-insurance products. The U.S. Congress from time to time may consider legislation that would change the taxation on insurance products and/or reduce the taxation on competing products. Such legislation, if adopted, could materially change consumer behavior, which may harm our ability to sell such products and result in the surrender of some existing contracts and policies. In addition, changes in the U.S. federal and state estate tax laws could negatively affect the demand for the types of life insurance used in estate planning. Uncertainty regarding the tax structure in the future may also cause some current or future purchasers to delay or indefinitely postpone the purchase of products we offer. Lastly, changes to the tax laws, administrative rulings or court decisions affecting U.S. corporations or the insurance industry could increase our effective tax rate and lower our net income.

New accounting rules or changes to existing accounting rules could negatively impact our business. We are required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants. GAAP is subject to review by these organizations and others and is, therefore, subject to change in ways that could change the current accounting treatments we apply. Future changes to GAAP could have a negative impact on us.

We also must comply with statutory accounting principles (“SAP”) in our insurance operations. SAP and various components of SAP (such as actuarial reserving methodology) are subject to review by the NAIC and its taskforces and committees, as well as state insurance departments. Future changes to SAP could impact our product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

See Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements and the future adoption of new accounting standards on the Company.

Reinsurance and Counterparty Risk Factors

Reinsurance may not be available, affordable, adequate or collectible to protect us against losses. As part of our risk management strategy, we purchase reinsurance for certain risks that we underwrite. Market conditions and geo-political events beyond our control, including the continued threat of terrorism, influence the availability and cost of reinsurance for new business. Moreover, in certain circumstances, the price of existing reinsurance contracts may also increase. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Our reinsurers may not pay the reinsurance recoverables owed to us or they may not pay these balances on a timely basis.

The counterparties to derivative instruments we use to hedge our business risks could default or fail to perform. We enter into derivative contracts, such as options, with a number of counterparties to hedge various business risks. If our counterparties fail or refuse to honor their obligations, our economic hedges of the related risks will be ineffective. Such counterparty failures could have a material adverse effect on us.

Other Risk Factors

Our financial strength ratings could be downgraded. Various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish financial strength ratings as their opinion of an insurance company’s creditworthiness and ability to meet policyholder and contractholder obligations. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notices by any NRSRO. A downgrade or an announced potential downgrade of our financial strength ratings could affect us in many ways, such as:

•	reducing new sales of insurance and annuity products or increasing the number or amount of surrenders and withdrawals;

•	adversely affecting our relationships with our sales force, independent sales intermediaries and credit counterparties; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices.

It is likely that the NRSROs will continue to apply a high level of scrutiny to financial institutions, including us and our competitors, and may adjust the capital, risk management and other requirements employed in the NRSRO models for maintenance of certain ratings levels.

We are controlled by a small number of stockholders. As of December 31, 2014, the Moody Foundation, a charitable trust controlled by Robert L. Moody, Sr. and two of his children, beneficially owned 22.8% of our common stock. In addition, Moody National Bank, of which Robert L. Moody, Sr. is chairman and chief executive officer, in its capacity as trustee or agent of various accounts, had the power to vote an additional 45.5% of our common stock as of such date. As a result, subject to applicable legal and regulatory requirements, they have the ability to exercise a controlling influence over matters submitted for stockholder approval, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies. This concentration of voting power could deter a change of control or other business combination that might otherwise be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock if controlling stockholders sell a significant number of shares or if investors perceive disadvantages in owning stock in a company controlled by a small number of stockholders.

See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details regarding certain risks that we face.

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

	Stock Price Per Share		Dividend
	High	Low	Per Share
2014
Fourth quarter	$116.50	$105.01	$0.77
Third quarter	118.38	108.00	0.77
Second quarter	118.00	101.75	0.77
First quarter	119.70	102.17	0.77

			$3.08

2013
Fourth quarter	$119.70	$92.11	$0.77
Third quarter	116.32	96.52	0.77
Second quarter	101.55	84.62	0.77
First quarter	87.34	68.62	0.77

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

On December 31, 2014, our closing stock price was $114.26 per share. As of December 31, 2014, there were 731 holders of record of our issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2014:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$107.39	2,094,579
Not approved by security holders	—	—	—

Total	—	$107.39	2,094,579

Performance Graph

Prior to 2014, we used the total return values prepared by the Center for Research in Security Prices (“CRSP”) to comply with SEC rules requiring disclosure of a comparison of our total return performance for the past five years against industry and broad market indexes. Effective January 2014, NASDAQ OMX replaced the CRSP Index with the comparable NASDAQ OMX Global Index in an effort to provide a greater level of transparency. As a result of this change, our performance graphs now use the NASDAQ OMX Global Index.

The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2009, with all dividends reinvested.

Value at each year-end of a $100 initial investment made on December 31, 2009:

	December 31,
	2009	2010	2011	2012	2013	2014
American National	$100.00	$73.32	$65.03	$63.40	$104.57	$106.85
NASDAO Total OMX	100.00	117.55	117.91	137.29	183.26	203.05
NASDAQ Insurance OMX	100.00	120.93	110.47	130.72	185.15	200.01

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

American National Insurance Company

(and its subsidiaries)

(dollar amounts in millions, except per share amounts)	Years ended December 31,
	2014	2013	2012	2011	2010
Total premiums and other revenues	$3,051	$3,119	$2,987	$3,023	$3,073

Income from continuing operations, net of tax	249	272	192	192	144
Loss from discontinued operations, net of tax	—	—	—	—	(1)
Net income	249	272	192	192	143
Net income attributable to American National	247	268	191	191	144

Per common share
Income from continuing operations
- basic	9.22	10.02	7.15	7.18	5.48
- diluted	9.18	9.97	7.11	7.14	5.46
Loss from discontinued operations
- basic	—	—	—	—	(0.05)
- diluted	—	—	—	—	(0.05)

Net income attributable to American National
- basic	9.22	10.02	7.15	7.18	5.43
- diluted	9.18	9.97	7.11	7.14	5.41
Cash dividends per share	3.08	3.08	3.08	3.08	3.08

	December 31, 2014
	2014	2013	2012	2011	2010
Total assets	$23,552	$23,325	$23,107	$22,490	$21,416
Total American National stockholders’ equity	4,432	4,191	3,828	3,637	3,614
Total stockholder’s equity	4,445	4,203	3,839	3,650	3,618

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included herein.

Forward-Looking Statements

Certain statements made in this report include forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to changes and uncertainties, which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. It is not a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitations risks, uncertainties and other factors discussed in Item 1A, Risk Factors and elsewhere in this report.

Overview

We are a diversified insurance and financial services company, offering a broad spectrum of insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia, and Puerto Rico.

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

Segments

The insurance segments do not directly own assets. Rather, assets are allocated to support the liabilities and capital allocated to each segment. The mix of assets allocated to each of the insurance segments is intended to support the characteristics of the insurance liabilities within each segment including expected cash flows and pricing assumptions, and is intended to be sufficient to support each segment’s business activities. We have utilized this methodology consistently over all periods presented.

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

General Trends

Our business, financial condition and results of operations are materially affected by economic and financial market conditions. The U.S. and global economies, as well as the capital markets, continue to show mixed signals and uncertainties in these environments continue to be a significant factor in the markets in which we operate. Factors such as consumer spending, business investment, the volatility of the capital markets, unemployment, the level of participation in the workforce, and the risk of inflation or deflation will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could have a material adverse effect on us. However, we believe those risks are somewhat mitigated by our financial strength, active enterprise risk management and disciplined underwriting for our products. Our diverse product mix across insurance segments is a strength that we expect will help us adapt to the volatile economic environment and give us the ability to serve the changing needs of our customers. Additionally, through our conservative business approach, we believe we remain financially strong, and we are committed to providing a steady and reliable source of financial protection for policyholders.

Interest Rates: The continued low interest rate environment has remained a challenge for life insurers as the spreads on deposit-type contracts narrow, especially as interest rates approach minimum crediting rates. Low market interest rates reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. Our ALM Committee actively manages the profitability of our in-force contracts. In previous years, we reduced the guaranteed minimum crediting rates on new fixed annuity contracts and new business which has afforded us the flexibility to respond to the unusually low interest rate environment. In previous years, we also reduced crediting rates on in-force contracts, where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on the profitability of these products, although sales volume could be negatively impacted as a result. We also maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of our products. Rapidly rising interest rates, however, could result in reduced persistency of our spread-based products, if contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.

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

Changing Regulatory Environment: The insurance industry is primarily regulated at the state level, although some life and annuity products and services are also subject to U.S. federal regulation. We are regularly subjected to additional or changing regulation that requires us to update systems, change product structure, increase the amount of reporting or adopt changes to distribution. These changes may increase the capital requirements for us and the industry, increase operating costs, change our operating practices and change our ability to provide products with pricing attractive to the marketplace.

Importance of Operating Efficiencies: The challenging economic environment and costs associated with greater regulation creates a further need for operating cost reductions and efficiencies. We manage our cost base while maintaining our commitment to provide superior customer service to policyholders and agents. Investments in technology are coordinated through a disciplined project management process. We anticipate continually improving our use of technology to enhance our policyholders’ and agents’ experience and increase efficiency of our employees.

Increased Role of Advanced Technology: Over the past several years, the use of mobile technology has changed the way consumers want to conduct their business, including real-time access to information. Many of today’s customers also expect to complete transactions in a digital format instead of traditional methods that require a phone call or submission of paper forms. Social media and other customer-facing technologies are also reshaping the way companies communicate and collaborate with key stakeholders, and new tools exist to better collect and analyze information for potential business opportunities and better manage risks. For example, American National has mobile-enabled all of its Internet-based access and leverages social media channels to reach out to potential customers to promote awareness of the company, including the products and services offered. We expect that technology will continue to evolve, offering new and more effective ways to reach out to and service our customers and shareholders. American National evaluates available and evolving technologies and incorporates those that offer appropriate benefits to the company and its customers into the organization.

Increased Challenges of Talent Attraction and Retention: Attracting individuals with the right skills and retaining employees remains a business challenge. These challenges may become more difficult as the working population ages, the cost of higher education increases or if other industries develop a stronger appeal to job seekers. We are increasing our training and development resources to enhance the ability of our employees to meet customers’ needs. In addition, we are expanding the use of technology to broaden our candidate base when recruiting and to deliver targeted training to expand employee skills.

Life and Annuity

Life insurance and annuity are our mainstay segments, as they have been during our long history. We believe that the combination of predictable and decreasing mortality rates, positive cash flow generation for many years after policy issue and favorable persistency characteristics suggest a viable and profitable future for these lines of business. We continue to use a wide variety of marketing channels and plan to expand our traditional distribution models with additional agents.

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

The annuity market is also highly competitive. In addition to aggressive interest crediting rates on annuities and new product features on annuities, there is competition from other financial service firms. Insurers continue to evaluate their distribution channels and the way they deliver products to consumers. We have never provided guaranteed living benefits as a part of our variable annuity products. We believe these products were not adequately priced relative to the risk profile of the product. While this may have impeded our ability to sell variable annuities in the short term, we believe this strategy has given us an advantage in terms of profitability over the long-term.

We believe we will continue to be competitive in the life and annuity markets through our broad line of products, diverse distribution channels, and consistent high level of customer service. We modify our products to meet customer needs and to expand our reach where we believe we can obtain profitable growth. For example, traditional life insurance product sales increased in 2014 and 2013 primarily due to the new portfolio of term products introduced in 2012. Equity-indexed universal life insurance product sales also increased in 2014 and 2013.

Health

Most of the major provisions of the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Healthcare Acts”), phased in effective January 1, 2014. The Healthcare Acts mandate broad changes in the delivery of health care benefits that have impacted our current business model including our relationship with current and future customers, producers, and health care providers, as well as our products, services, and processes. As a result, the Healthcare Acts generated new opportunities in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products that are sold in the worksite market as well as to individuals. We established new distribution channels and sales strategies and are experiencing increases in sales of our new worksite products.

We expect our Managing General Underwriter (“MGU”) business to remain stable during 2015. We generally retain only 10% of the MGU premium and risk. The majority of the revenue generated from this business is fee income included in “Other income” of the Health segment’s operating results.

Property and Casualty

Our operating results in this segment improved significantly in 2014. The improvement was driven by decreases in catastrophe losses, underwriting and risk mitigation actions and improved pricing.

We remain committed to offering our personal and commercial property and casualty lines of business primarily through exclusive agents. We use a balanced, focused and collaborative approach to both growth and profitability through the development of successful agencies. We launched a new Agent Career Program in 2013 to enhance how we recruit, select, on-board and train new agent candidates. We are pleased with the results of the program and are experiencing growth in our agency force.

Our primary focus is to acquire and retain profitable business. To accomplish this objective, we use sophisticated pricing models and risk segmentation, along with a focused distribution force. We believe this approach allows us to make product enhancements and offer programs that are tailored to our target markets while charging the right premium for the risk.

Demand for property and casualty credit-related insurance products continues to increase. Credit markets have improved in recent years, which is increasing sales in the auto dealer market and, in turn, demand for our GAP products. We continue to update credit-related insurance product offerings and pricing to meet changing market needs, as well as adding new agents to expand market share in the credit-related insurance market. We are reviewing and implementing procedures to enhance customer service while, at the same time, looking for efficiencies to reduce administrative costs.

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

On an ongoing basis, management reviews the estimates and assumptions used in the preparation of our financial statements. If current facts and circumstances warrant modifications in estimates and assumptions, our financial position and results of operations as reported in the consolidated financial statements could change significantly.

A description of these critical accounting estimates is presented below. Also, see the Notes to the Consolidated Financial Statements for additional information.

Reserves

Life and Annuity Reserves

Life Reserving— Determining the reserves for future amounts payable under life insurance policies requires the use of estimates. Principal assumptions used in the determination of the reserves for future policy benefits are mortality, policy lapse rates, investment return, inflation, expenses and other contingent events as appropriate to the respective product type. Reserves for incurred but not reported (“IBNR”) claims on life policies are calculated using historical claims information. Reserves for interest-sensitive and variable universal life insurance policies are equal to the current account value calculated for the policyholder. Some of our universal life policies contain secondary guarantees, for which additional reserves are recorded based on the term of the policy.

Annuity Reserving—We determine the reserves for future amounts payable under annuity contracts, including fixed payout and deferred annuities. Reserves for payout annuities with more than insignificant amounts of mortality risk are calculated in accordance with the applicable accounting guidance for limited pay insurance contracts. Benefit and maintenance expense reserves are calculated by using assumptions reflecting our expectations, including an appropriate margin for adverse deviation. Payout annuity reserves are calculated using standard industry mortality tables specified for statutory reporting. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are recorded. The resulting recognition of profits would be gradual over the expected life of the contract.

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

Key Assumptions—The following assumptions reflect our best estimates and may impact our life and annuity reserves:

•	Future lapse rates will remain reasonably consistent with our current expectations;

•	Mortality rates will remain reasonably consistent within standard industry mortality table ranges; and

•	Future interest spreads will remain reasonably consistent with our current expectations.

Recoverability—At least annually, we test the adequacy of the net benefit reserves (policy benefit reserves less DAC) recorded for life insurance and annuity products. This testing is referred to as “Loss Recognition” for traditional products and “Unlocking” for interest-sensitive products. To perform the tests, we use our current best-estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns.

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

Health Reserves

Health reserves are established using the following methods:

Completion Factor Approach—This method assumes that the historical claim patterns will be an accurate representation of unpaid claim liabilities. An estimate of the unpaid claims is calculated by subtracting period-to-date paid claims from an estimate of the ultimate “complete” payment for all incurred claims in the period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout.

Tabular Claims Reserves—This method is used to calculate the reserves for disability income blocks of business. These reserves rely on published valuation continuance tables created using industry experience regarding assumptions of continued morbidity and subsequent recovery. Reserves are calculated by applying these continuance tables, along with appropriate company experience adjustments, to the stream of contractual benefit payments. These expected benefit payments are discounted at the required interest rate.

Future Policy Benefits—Reserves are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate.

Premium Deficiency Reserves—Deficiency reserves are established when the expected future claim payments and expenses for a classification of policies are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, and the expected benefit utilization patterns. We have established premium deficiency reserves for portions of the major medical business and the long-term care business that are in run-off. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness, and the reserve amount is monitored against emerging losses.

Property and Casualty Reserves

Reserves for Claims and Claim Adjustment Expense (“CAE”)—Property and casualty reserves are established to provide for the estimated cost of settling and paying both reported (“case”) as well as unreported (“IBNR”) claims. The two major categories of CAE are defense and cost containment expense, and adjusting and other expense. The details of property and casualty reserves are shown below (in thousands):

	December 31, 2014			December 31, 2013
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$500,122	$38,995	$461,127	$469,845	$23,709	$446,136
IBNR	368,356	6,395	361,961	385,687	15,250	370,437

Total	$868,478	$45,390	$823,088	$855,532	$38,959	$816,573

Case Reserves—Reserves for reported losses are determined on either a judgment or a formula basis, depending on the timing and type of the loss. The formula reserve is a fixed amount for each claim of a given type based on historical paid loss data for similar claims with provisions for trend changes, such as those caused by inflation. Judgment reserve amounts generally replace initial formula reserves and are set for each loss based on facts and circumstances of each case and the expectation of damages. We regularly monitor the adequacy of reserves on a case-by-case basis and change the amount of such reserves as necessary.

IBNR—IBNR reserves are estimated based on many variables, including historical statistical information, inflation, legal developments, economic conditions, and general trends in claim severity, frequency and other factors that could affect the adequacy of claims reserves. Loss and premium data is aggregated by exposure class and by accident year. IBNR reserves are estimated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to claims. Adjustments in aggregate reserves, if any, are included in the results of operations of the period during which such adjustments are made.

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

Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line are in excess of the expected premiums for that product line. The determination of a deficiency reserve takes into consideration the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness, and the reserve amount is monitored against emerging losses. There were no reserves of this type at December 31, 2014 and 2013.

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

Key Assumptions—The following assumptions may impact our property and casualty reserves:

•	Stability of future inflation rates and consistency with historical inflation norms;

•	The expected loss development patterns;

•	A consistent claims handling, reserving, and payment process;

•	No unusual growth patterns or unexpected changes in the mix of business; and

•	No significant prospective changes in laws that would significantly affect future payouts

The loss ratio selections and development profiles are developed primarily using our own historical claims and loss experience. These development patterns reflect prior inflation rates, and could be impacted by future changes in inflation rates, particularly those relating to medical care costs, automobile repair parts and building or home material costs. These assumptions have not been modified from the preceding periods and are consistent with historical loss reserve development patterns.

For non-credit lines of business, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and thus we chose to measure the sensitivity of our reserve levels to unexpected changes in inflation. The impacts of future inflation for a 1.0% decrease and 3.0% increase over the implied inflation rate in the December 31, 2014 gross loss reserve balance are as follows (amounts in thousands):

Cumulative Increase (Decrease) in Reserves	1.0% decrease	3.0% increase
Personal
Auto	$(4,439)	$12,691
Homeowner	(900)	2,388
Commercial
Agribusiness	(6,473)	24,845
Auto	(1,981)	6,069

The analysis of our credit insurance line of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the earned premium to determine the IBNR reserves at December 31, 2014. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $5.0 million.

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

Management believes our reserves at December 31, 2014 are adequate. New information, regulation, events or circumstances, unknown at the original valuation date, however, may result in future development resulting in our ultimate losses being significantly greater or less than the recorded reserves at December 31, 2014.

Deferred Policy Acquisition Costs

We had a DAC asset of approximately $1.25 billion and $1.28 billion at December 31, 2014 and 2013, respectively. Effective January 1, 2012, we retrospectively adopted new accounting guidance and implemented a new DAC capitalization policy. See Note 10, Deferred Policy Acquisition Cost of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the impact of this pronouncement on us.

We believe the estimates used in our DAC calculations provide a representative example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-tail business at December 31, 2014 (in thousands):

Increase/(decrease)
in DAC
Increase in future investment margins of 25 basis points	$38,016
Decrease in future investment margins of 25 basis points	(41,938)

Decrease in future life mortality by 1%	3,789
Increase in future life mortality by 1%	(3,783)

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

We utilize over-the counter equity options to hedge our exposure to equity indexed universal life and equity-indexed deferred annuity benefits, and the fair values for these options are sourced from broker quotations. Per Financial Accounting Standard 133, the equity indexed policies require a fair value calculation as part of their reserve. This is called the value of embedded derivative (or VED) and the other part of the indexed policy reserve is called the host reserve. The embedded derivative represents future benefit cash flows in excess of minimum guarantee cash flows. The host covers the minimum guarantee cash flows. Both the VED and the host reserve are calculated by a vendor-sourced reserve valuation system. The VED calculation model incorporates assumptions related to current option pricing (such as implied volatility and LIBOR/swap curve), future policyholder behavior (such as surrenders and withdrawals), and factors affecting the value of future indexed interest periods (such as option budgets).

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

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Premiums and other revenues
Premiums	$1,815,971	$1,735,526	$1,704,173	$80,445	$31,353
Other policy revenues	224,254	210,224	198,401	14,030	11,823
Net investment income	932,858	1,016,810	985,398	(83,952)	31,412
Realized investments gains (losses), net	41,422	119,553	68,208	(78,131)	51,345
Other income	36,085	37,097	30,880	(1,012)	6,217

Total premiums and other revenues	3,050,590	3,119,210	2,987,060	(68,620)	132,150

Benefits, losses and expenses
Policyholder benefits	542,015	539,406	496,622	2,609	42,784
Claims incurred	933,768	886,398	949,106	47,370	(62,708)
Interest credited to policyholders’ account balances	353,492	426,102	416,015	(72,610)	10,087
Commissions for acquiring and servicing policies	397,126	371,948	364,911	25,178	7,037
Other operating expenses	485,865	503,051	455,746	(17,186)	47,305
Change in deferred policy acquisition costs (1)	9,578	29,835	32,915	(20,257)	(3,080)

Total benefits and expenses	2,721,844	2,756,740	2,715,315	(34,896)	41,425

Income before other items and federal income taxes	$328,746	$362,470	$271,745	$(33,724)	$90,725

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

The most significant factor in the consolidated earnings decrease during 2014 compared to 2013 was the decrease in net realized investment gains. Consolidated earnings increased during 2013 compared to 2012 as a result of a decrease in claims primarily in our property and casualty segment and an increase in net realized gains.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Premiums and other revenues
Premiums	$307,771	$293,173	$281,621	$14,598	$11,552
Other policy revenues	209,192	195,644	185,536	13,548	10,108
Net investment income	232,389	230,763	235,712	1,626	(4,949)
Other income	1,427	3,018	2,871	(1,591)	147

Total premiums and other revenues	750,779	722,598	705,740	28,181	16,858

Benefits, losses and expenses
Policyholder benefits	351,271	345,566	340,003	5,705	5,563
Interest credited to policyholders’ account balances	68,796	56,805	58,158	11,991	(1,353)
Commissions for acquiring and servicing policies	124,447	117,832	97,455	6,615	20,377
Other operating expenses	194,927	207,520	183,040	(12,593)	24,480
Change in deferred policy acquisition costs (1)	(32,014)	(24,752)	(7,167)	(7,262)	(17,585)

Total benefits and expenses	707,427	702,971	671,489	4,456	31,482

Income before other items and federal income taxes	$43,352	$19,627	$34,251	$23,725	$(14,624)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during 2014 compared to 2013 primarily due to a decrease in operating expenses, an increase in premiums on traditional products, and other policy revenue. Earnings decreased during 2013 compared to 2012 primarily due to increases in operating expenses and policyholder benefits, partially offset by increases in premiums and other policy revenues

Premiums and other revenues

Premiums increased during 2014 compared to 2013, and during 2013 compared to 2012 primarily driven by the continued growth of term products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. An increase in interest-sensitive life policies contributed to the increases in these charges during 2014 compared to 2013, and during 2013 compared to 2012.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies written by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Whole life	$26,165	$25,209	$23,889	$956	$1,320
Term life	29,226	32,174	22,859	(2,948)	9,315
Universal life	37,773	37,769	28,291	4	9,478

Total recurring	$93,164	$95,152	$75,039	$(1,988)	$20,113

Single and excess (1)	$2,173	$2,327	$1,949	$(154)	$378
Credit life (1)	3,940	4,105	3,980	(165)	125

(1)	These are weighted amounts representing 10% of single and excess premiums and 15% of credit life premuims.

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

Life insurance sales decreased slightly during 2014 compared to 2013 due to a leveling out in new term life sales from their introduction in late 2012 and significant increase in 2013. Marketing activities at financial institutions with whom the Company markets life insurance have been curtailed by such financial institutions as they seek to ensure compliance with Consumer Financial Protection Bureau rules and guidance.

Life insurance sales increased in 2013 and 2012 due to a focus on life versus annuity production and expansion of product offerings. Term life sales increased as a result of a new term portfolio introduced in 2012. Equity-indexed universal life products were the primary driver of the increase in universal life sales.

Benefits, losses and expenses

Policyholder benefits increased during 2014 compared to 2013 primarily due to higher claims in 2014. Policyholder benefits increased during 2013 compared to 2012 primarily due to an increase in claims and the accrual of interest related to claims identified upon the application of the modified claims settlement procedure described below. Policyholder benefits also increased due to a block of limited pay contracts, which were evaluated as requiring additional reserves in 2013.

In the fourth quarter of 2011, we modified our claims settlement procedures in response to the emerging regulatory shift from the long-standing practice of waiting for a beneficiary to file a claim to a view that insurers should actively seek possible beneficiary claimants. This led to an increase in our policyholder benefits of $1.2 million in 2014, $8.5 million in 2013 and $22.1 million in 2012.

Commissions increased during 2014 compared to 2013, and during 2013 compared to 2012, primarily due to increased sales of our term and equity-indexed universal life products.

Other operating expenses decreased during 2014 compared to 2013. Other operating expenses increased during 2013 compared to 2012 as a result of increases in costs associated with the growth in our life insurance in-force during 2013 including increased costs allocated among our segments based on related activity as well as sales bonuses paid to independent contractors. Substantially all independent contractor bonuses are capitalized as DAC; therefore, they have minimal impact on earnings.

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Acquisition cost capitalized	$110,195	$107,410	$80,877	$2,785	$26,533
Amortization of DAC	(78,181)	(82,658)	(73,710)	4,477	(8,948)

Change in DAC (1)	$32,014	$24,752	$7,167	$7,262	$17,585

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

During the fourth quarter of 2014, the Company “unlocked” certain prospective DAC assumptions based on recent experience. The Universal Life (UL) mortality assumption was unlocked for certain plans to reflect better than expected mortality experience. The UL interest spread was “unlocked” to reflect a lower spread on certain older plans with a 4.0% guaranteed crediting rates. The changes resulted in a $9.1 million increase in DAC.

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2014	2013	2012	2014	2013
Life insurance in-force
Traditional life	$59,409,750	$54,788,898	$48,856,459	$4,620,852	$5,932,439
Interest-sensitive life	26,166,314	25,281,391	24,132,101	884,923	1,149,290

Total life insurance in-force	$85,576,064	$80,070,289	$72,988,560	$5,505,775	$7,081,729

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Number of policies in-force
Traditional life	1,949,119	2,002,602	2,122,666	(53,483)	(120,064)
Interest-sensitive life	205,805	196,949	185,729	8,856	11,220

Total number of policies	2,154,924	2,199,551	2,308,395	(44,627)	(108,844)

Total life insurance in-force increased during 2014 compared to 2013, and during 2013 compared to 2012, while the total number of policies decreased for the same periods, reflecting the transition to fewer but larger face amount policies.

Reinsurance

The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2014	2013	2012	2014	2013	2012
Reinsurance assumed	$117	$442	$1,564	$137	$550	$2,189
Reinsurance ceded	(209,853)	(198,221)	(189,335)	(96,577)	(93,240)	(93,066)

Total	$(209,736)	$(197,779)	$(187,771)	$(96,440)	$(92,690)	$(90,877)

We use reinsurance to mitigate excessive risk to the Life segment. During 2014, our retention limits were $2,750,000 for issue ages 65 and under, and $1,725,000 for issue ages 66 and older for traditional and universal life. Accidental death and premium waiver benefits are mostly retained on new business. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products. Decreases in assumed reserves and premium were primarily due to the cancellation of reinsurance agreements, which are now in run-off, and our writing of this business on a direct basis with two credit life reinsurers.

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

Reinsurance is used in the credit life business primarily to provide producers of credit-related insurance products the opportunity to participate in the underwriting risk through offshore producer-owned captive reinsurance companies. A majority of the treaties entered into by our Credit Insurance Division are written on a 100% coinsurance basis with benefit limits of $100,000 on credit life. We have entered into funds withheld reinsurance treaties, which provide for cessions to the reinsurer on a written basis.

For 2014, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium
Swiss Re Life & Health of America Inc.	A+	$25,053	6.2%
SCOR Global Life Reinsurance Company of Delaware	A	17,051	4.2
Munich American Reassurance Company	A+	14,019	3.5
Canada Life Assurance Company	A+	7,722	1.9
RGA Reinsurance Company	A+	6,549	1.6
General Re Life Corporation	A ++	5,026	1.2
Other Reinsurers with no single company greater than 5% of the total ceded premium		21,157	5.2

Total life reinsurance ceded		$96,577	23.8%

(1)	A.M. Best rating as of the most current information available February 10, 2015.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Premiums and other revenues
Premiums	$190,357	$155,162	$116,393	$35,195	$38,769
Other policy revenues	15,062	14,580	12,865	482	1,715
Net investment income	545,887	632,536	603,349	(86,649)	29,187
Other income	(1)	351	196	(352)	155

Total premiums and other revenues	751,305	802,629	732,803	(51,324)	69,826

Benefits, losses and expenses
Policyholder benefits	234,173	193,840	156,619	40,333	37,221
Interest credited to policyholders’ account balances	284,696	369,297	357,857	(84,601)	11,440
Commissions for acquiring and servicing policies	48,478	43,920	54,785	4,558	(10,865)
Other operating expenses	56,487	63,326	45,317	(6,839)	18,009
Change in deferred policy acquisition costs (1)	31,735	36,359	21,724	(4,624)	14,635

Total benefits and expenses	655,569	706,742	636,302	(51,173)	70,440

Income before other items and federal income taxes	$95,736	$95,887	$96,501	$(151)	$(614)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings remained relatively unchanged during 2014 compared to 2013, and during 2013 compared to 2012.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Fixed deferred annuity	$316,265	$260,289	$568,716	$55,976	$(308,427)
Single premium immediate annuity	215,871	203,890	200,921	11,981	2,969
Equity-indexed deferred annuity	245,574	178,722	127,357	66,852	51,365
Variable deferred annuity	110,854	119,880	104,432	(9,026)	15,448

Total premium and deposits	888,564	762,781	1,001,426	125,783	(238,645)
Less: Policy deposits	698,207	607,619	885,033	90,588	(277,414)

Total earned premiums	$190,357	$155,162	$116,393	$35,195	$38,769

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Years ended December 31,
	2014	2013	2012
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,355,946	$9,803,197	$9,824,416
Net inflows	408,615	293,746	518,074
Surrenders	(1,158,463)	(1,091,890)	(879,886)
Fees	(9,007)	(9,067)	(8,219)
Interest credited	276,306	359,960	348,812

Account value, end of period	$8,873,397	$9,355,946	$9,803,197

Single premium immediate annuity
Reserve, beginning of period	$1,144,616	$1,023,116	$926,016
Net inflows	82,820	77,896	55,227
Interest and mortality	47,228	43,604	41,873

Reserve, end of period	$1,274,664	$1,144,616	$1,023,116

Variable deferred annuity
Account value, beginning of period	$489,305	$417,645	$380,129
Net inflows	108,094	115,890	99,432
Surrenders	(129,577)	(120,207)	(102,058)
Fees	(5,763)	(5,356)	(4,742)
Change in market value and other	32,457	81,333	44,884

Account value, end of period	$494,516	$489,305	$417,645

Deferred and single premium immediate annuity sales increased during 2014 compared to 2013, which resulted in the increase in fund inflows to these products. The Company has increased its focus on the annuity channel, expanding distribution through the introduction of additional marketing programs and the development of new accounts. The Company also introduced a new indexed annuity. Deferred annuity sales decreased during 2013 compared to 2012 primarily resulting from our management of these products to mitigate risks associated with investing in the persistently low interest rate environment. Surrenders increased during 2014 compared to 2013, and during 2013 compared to 2012, primarily due to a larger block of policies reaching the end of their surrender charge period.

Variable deferred annuity net inflows decreased during 2014 compared to 2013, and increased during 2013 compared to 2012. These products have no guaranteed minimum withdrawal benefits. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $0.9 million and $1.5 million as of December 31, 2014 and 2013 respectively. Reinsurance, from reinsurers rated “A” or higher by A.M. Best, reduced the net exposure to $0.2 million and $0.3 million, as of December 31, 2014 and 2013, respectively.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Benefits are highly correlated to the sales volume of SPIA contracts and increased for 2014 compared to 2013, and 2013 compared to 2012, commensurate with increases in SPIA premium during these periods.

Commissions increased during 2014 compared to 2013 as a result of increased annuity sales. Commissions decreased during 2013 compared to 2012 primarily due to reduced deposits as well as decreases in commission rates on certain annuities.

Other operating expenses decreased during 2014 compared to 2013. Other operating expenses were higher in 2013 compared to 2012 due to higher technology cost and a benefit in 2012 relating to final resolution of certain litigation.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Acquisition cost capitalized	$47,400	$49,397	$68,799	$(1,997)	$(19,402)
Amortization of DAC	(79,135)	(85,756)	(90,523)	6,621	4,767

Change in DAC (1)	$(31,735)	$(36,359)	$(21,724)	$4,624	$(14,635)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

During the fourth quarter of 2014, the Company “unlocked” certain prospective DAC assumptions based on recent experience. Lapse rates and withdrawal assumptions were unlocked for certain gross unallocated variable annuities and certain fixed annuities resulting in a $1.0 million increase in DAC.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. For example, if experienced surrenders in the year are lower than what was projected in last year’s DAC calculation, then DAC amortization will tend to decrease relative to gross margins. The ratios for the years ended December 31, 2014, 2013 and 2012 were 34.0%, 35.8%, and 41.5%, respectively.

Options and Derivatives

Shown below is the incremental impact of option return to net investment income, and the impact of the equity-indexed annuity embedded derivative to interest credited to policyholder’s account balances (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Net investment income
Without option return	$496,652	$550,313	$584,849	$(53,661)	$(34,536)
Option return	49,235	82,223	18,500	(32,988)	63,723

Interest credited to policy account balances
Without embedded derivative	255,383	303,474	344,526	(48,091)	(41,052)
Equity-indexed annuity embedded derivative	29,313	65,823	13,331	(36,510)	52,492

Net investment income without option return decreased during 2014 compared to 2013, and during 2013 compared to 2012 primarily due to lower portfolio yield and aggregate account values. Fixed interest credited to policyholders’ account balances without embedded derivatives decreased due to these same two factors coupled with the $6 million non-recurring credited interest relating to settled litigation during 2012.

The option return, as well as the related equity-indexed annuity embedded derivative, decreased during 2014 compared to 2013, and increased during 2013 compared to 2012 due to the relative change in the S&P 500 Index during the respective periods. These option returns correlate to the 11.4%, 29.6%, and 13.4% change in the S&P 500 Index during 2014, 2013, and 2012, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Premiums and other revenues
Premiums	$216,868	$212,931	$223,773	$3,937	$(10,842)
Net investment income	11,692	11,314	11,789	378	(475)
Other income	20,391	17,629	15,548	2,762	2,081

Total premiums and other revenues	248,951	241,874	251,110	7,077	(9,236)

Benefits, losses and expenses
Claims incurred	144,799	139,762	155,825	5,037	(16,063)
Commissions for acquiring and servicing policies	35,896	28,225	26,383	7,671	1,842
Other operating expenses	43,261	46,646	44,966	(3,385)	1,680
Change in deferred policy acquisition costs (1)	(564)	1,986	5,890	(2,550)	(3,904)

Total benefits and expenses	223,392	216,619	233,064	6,773	(16,445)

Income before other items and federal income taxes	$25,559	$25,255	$18,046	$304	$7,209

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings were relatively unchanged during 2014 compared to 2013 as the increase in premiums was offset by the increase in claims incurred. Earnings increased 39.9% for 2013 compared to 2012.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,
	2014		2013		2012
Medicare Supplement	$85,099	39.2%	$90,785	42.6%	$96,808	43.3%
Medical expense	21,919	10.1	30,331	14.2	37,414	16.7
Group health	33,835	15.6	37,391	17.6	40,130	17.9
Credit accident and health	13,736	6.3	15,029	7.1	16,686	7.5
MGU	24,230	11.2	19,619	9.2	17,103	7.6
Supplemental Insurance	31,769	14.7	13,125	6.2	8,394	3.8
All other	6,280	2.9	6,651	3.1	7,238	3.2

Total	$216,868	100.0%	$212,931	100.0%	$223,773	100.0%

Earned premiums increased during 2014 compared to 2013 primarily due to increased demand for individual limited benefit products in the supplemental insurance line. Premiums decreased in 2013 compared to 2012 primarily resulting from the run-off of our closed block of medical expense insurance plans, which will continue to decrease. In addition, Medicare Supplement premiums declined due to policy lapses outpacing new sales along with a lower average premium per policy on those new sales.

Our in-force certificates or policies as of the dates indicated are as follows:

	December 31,
	2014		2013		2012
Medicare Supplement	38,245	6.0%	40,064	6.4%	41,562	6.7%
Medical expense	3,313	0.5	4,633	0.7	5,745	0.9
Group	16,877	2.6	19,679	3.1	19,868	3.2
Credit accident and health	227,790	35.8	235,014	37.4	253,710	40.7
MGU	239,537	37.6	221,811	35.3	197,050	31.6
Supplemental Insurance	70,207	11.0	61,342	9.8	55,756	8.9
All other	41,417	6.5	45,369	7.2	49,743	8.0

Total	637,386	100.0%	627,912	100.0%	623,434	100.0%

Total in-force policies increased during 2014 compared to 2013, and 2013 compared to 2012 primarily due to an increase in the MGU line and the supplemental insurance line, partially offset by a decrease in credit accident and health business. The MGU line increased as a result of our continued expansion in the MGU market as we believe an increasing number of employers will use the stop loss market to manage the cost of providing health insurance for employees. Credit accident and health decreased due to the contraction in that market.

Benefits, losses and expenses

Claims incurred increased during 2014 compared to 2013 primarily due to a judicial determination that the Company could not rescind a reinsurance agreement that was in dispute. Claims incurred during 2013 compared to 2012 decreased primarily as a result of the continued decline in the closed medical expense block and a decrease in group claim submissions. Benefit ratios were 69.0% in 2014, 65.6% in 2013, and 69.6% in 2012. Commissions increased during 2014 compared to 2013 as a result of increased sales.

Other operating expenses decreased during 2014 compared to 2013. Other operating expenses increased during 2013 compared to 2012 as a result of managing expenses as the aggregate health block of business increased.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Acquisition cost capitalized	$19,530	$13,263	$11,018	$6,267	$2,245
Amortization of DAC	(18,966)	(15,249)	(16,908)	(3,717)	1,659

Change in DAC (1)	$564	$(1,986)	$(5,890)	$2,550	$3,904

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

The change in DAC had a smaller impact on expenses during 2014 compared to 2013 and in 2013 compared to 2012 due to the declining aggregate health block of business.

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

For 2014, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium
Munich Reinsurance America	A+	$33,253	6.8%
Maiden Rein North America, Inc.	A-	29,213	5.9
Harbour Life & Reinsurance Co Ltd.	Not rated	26,069	5.3
American First Insurance Company	Not rated	15,884	3.2
Other reinsurers with no single company greater than 5.0% of the total ceded premium		169,949	34.6

Total health reinsurance ceded		$274,368	55.8%

(1)	A.M. Best rating as of the most current information available February 10, 2015.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Premiums and other revenues
Net premiums written	$1,109,029	$1,069,694	$1,047,211	$39,335	$22,483

Net premiums earned	$1,100,975	$1,074,260	$1,082,386	$26,715	$(8,126)
Net investment income	58,843	66,632	69,604	(7,789)	(2,972)
Other income	4,735	6,239	6,360	(1,504)	(121)

Total premiums and other revenues	1,164,553	1,147,131	1,158,350	17,422	(11,219)

Benefits, losses and expenses
Claims incurred	745,540	746,636	793,281	(1,096)	(46,645)
Commissions for acquiring and servicing policies	188,305	181,748	186,288	6,557	(4,540)
Other operating expenses	130,655	128,437	120,888	2,218	7,549
Change in deferred policy acquisition costs (1)	10,421	16,242	12,468	(5,821)	3,774

Total benefits and expenses	1,074,921	1,073,063	1,112,925	1,858	(39,862)

Income before other items and federal income taxes	$89,632	$74,068	$45,425	$15,564	$28,643

Loss ratio	67.7%	69.5%	73.3%	(1.8)	(3.8)
Underwriting expense ratio	29.9	30.4	29.5	(0.5)	0.9

Combined ratio	97.6%	99.9%	102.8%	(2.3)	(2.9)

Impact of catastrophe events on combined ratio	5.9	7.2	9.3	(1.3)	(2.1)

Combined ratio without impact of catastrophe events	91.7%	92.7%	93.5%	(1.0)	(0.8)

Gross catastrophe losses	$64,479	$83,903	$135,625	$(19,424)	$(51,722)
Net catastrophe losses	65,374	76,434	94,025	(11,060)	(17,591)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results increased during 2014 compared to 2013, and during 2013 compared to 2012, due to continued reductions in the loss ratio. The loss ratio was lower as a result of decreases in catastrophe losses, improved rate adequacy and underwriting improvements.

Premiums and other revenues

Net premiums written and earned increased during 2014 compared to 2013 due to continued changes to improve rate adequacy in our homeowners and commercial lines. Net premiums written increased during 2013 compared to 2012 primarily due to rate adequacy improvements in our homeowners and commercial lines. Net premiums earned decreased during 2013 compared to 2012 primarily due to decreases in our personal auto policies in force.

Benefits, losses and expenses

Claims incurred decreased during 2014 compared to 2013, and during 2013 compared to 2012, as a result of decreases in catastrophe losses. In addition, the loss ratio decreased for all periods presented as a result of improved rate adequacy.

Gross catastrophe losses for the year ended December 31, 2014 were $64.5 million compared to $83.9 million for 2013. Although there was an increase in the number of catastrophe events, we experienced a significant decrease in catastrophe losses due primarily to a decrease in the severity of catastrophes in 2014 as compared to 2013. In 2014, there were 32 catastrophe events compared to 30 in 2013, and 26 in 2012. Gross catastrophes for the year ended December 31, 2012 were $135.6 million, with $46.6 million of that amount attributable to Hurricane Sandy.

Commissions increased during 2014 compared to 2013 primarily due to an increase in premium as well as an increase in variable commissions driven by improvement in the loss ratio. Commissions decreased during 2013 compared to 2012, primarily due to a shift from credit-related Guaranteed Auto Protection (“GAP”) commissioned products to non-commission products, which also have lower premiums.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, (ii) Commercial products, which focus primarily on agricultural and other commercial markets, and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers. 2014 net premiums written for personal products, commercial products and credit-related products were 59.9%, 31.8% and 8.3%, respectively.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Net premiums written
Automobile	$403,470	$404,807	$416,611	$(1,337)	$(11,804)
Homeowner	223,852	216,806	208,131	7,046	8,675
Other personal	37,290	35,562	36,212	1,728	(650)

Total net premiums written	$664,612	$657,175	$660,954	$7,437	$(3,779)

Net premiums earned
Automobile	$400,050	$404,664	$423,265	$(4,614)	$(18,601)
Homeowner	219,920	209,556	207,048	10,364	2,508
Other personal	36,638	35,597	35,738	1,041	(141)

Total net premiums earned	$656,608	$649,817	$666,051	$6,791	$(16,234)

Loss ratio
Automobile	78.0%	77.9%	77.9%	0.1	—
Homeowner	64.1	80.0	94.5	(15.9)	(14.5)
Other personal	42.6	55.4	56.2	(12.8)	(0.8)
Personal line loss ratio	71.4%	77.4%	81.9%	(6.0)	(4.5)
Combined Ratio
Automobile	101.1%	101.0%	99.4%	0.1	1.6
Homeowner	89.4	104.9	119.0	(15.5)	(14.1)
Other personal	62.0	77.0	76.6	(15.0)	0.4
Personal line combined ratio	95.0%	101.0%	104.3%	(6.0)	(3.3)

Personal Automobile: Net premiums written and earned decreased in our personal automobile line during 2014 compared to 2013, and 2013 compared to 2012, primarily due to a decline in policies in-force. The loss and combined ratio remained relatively unchanged during 2013 compared to 2012. The loss and combined ratio increased during 2014 compared to 2013, primarily due to a decline in premiums which increased the overall expense to premium ratio.

Homeowners: Net premiums written and earned increased during 2014 compared to 2013, and 2013 to 2012 primarily due to increasing premium rates over the time period. The loss and combined ratios decreased during 2014 compared to 2013 due to a decline in weather-related losses and improved rate adequacy.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. The loss ratio decreased during 2014 compared to 2013, and 2013 compared to 2012, consistent with trends in the auto and homeowners business.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Net premiums written
Other commercial	$150,819	$137,107	$130,103	$13,712	$7,004
Agricultural business	115,592	107,894	98,026	7,698	9,868
Automobile	86,603	79,875	78,450	6,728	1,425

Total net premiums written	$353,014	$324,876	$306,579	$28,138	$18,297

Net premiums earned
Other commercial	$146,845	$128,020	$122,174	$18,825	$5,846
Agricultural business	111,599	110,476	104,098	1,123	6,378
Automobile	84,653	78,016	79,478	6,637	(1,462)

Total net premiums earned	$343,097	$316,512	$305,750	$26,585	$10,762

Loss ratio
Other commercial	77.5%	66.6%	66.4%	10.9	0.2
Agricultural business	66.6	74.9	92.3	(8.3)	(17.4)
Automobile	69.5	66.0	64.6	3.5	1.4
Commercial line loss ratio	72.0%	69.4%	74.7%	2.6	(5.3)
Combined ratio
Other commercial	104.4%	94.3%	93.9%	10.1	0.4
Agricultural business	106.3	111.5	127.8	(5.2)	(16.3)
Automobile	92.6	89.7	86.8	2.9	2.9
Commercial line combined ratio	102.1%	99.1%	103.6%	3.0	(4.5)

Other Commercial: Net premiums written and earned increased during 2014 compared to 2013, primarily due to increased premium per policy in the workers’ compensation and business owners’ lines. In addition, net premiums written and earned increased during 2013 compared to 2012 as a result of rate increases in the workers’ compensation line. Increases in the loss and combined ratios for 2014 compared to 2013 are due to larger reserve increases in the workers’ compensation line.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during 2014 compared to 2013 primarily as a result of rate increases and a decrease in ceded premiums. Net premiums written and earned in 2013 as compared to 2012 increased as a result of rate increase and increases in new business writings, partially offset by a decrease in policies in force. The loss and combined ratios decreased for all periods presented, primarily as the result of a reduction in net catastrophe losses, and the rate and underwriting actions.

Commercial Automobile: Net premiums written and earned increased during 2014 compared to 2013, primarily due to rate increases. Net premiums written remained relatively unchanged during 2013 compared to 2012. The loss and combined ratios increased during 2014 compared to 2013 primarily due to an increase in overall average severity of losses.

Credit Products

Credit-related property products for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Net premiums written	$91,403	$87,643	$79,678	$3,760	$7,965
Net premiums earned	101,270	107,931	110,585	(6,661)	(2,654)
Loss ratio	29.5%	22.7%	17.6%	6.8	5.1
Combined ratio	100.8	99.3	95.3	1.5	4.0

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written premiums increased during 2014 compared to 2013 primarily due to increases in our Guaranteed Auto Protection (GAP) and Collateral Protection business and the growth from 2013 to 2012 was driven by growth in our Collateral Protection business. Net earned premiums have decreased due to the shift from our GAP Insurance product to GAP Waiver and our other products in the rest of our portfolio, that have smaller premiums and shorter terms, to have more influence on our entire block of business.

The loss and combined ratios increased during 2014 compared to 2013 primarily due to an increase in claims in our collateral protection business.

Reinsurance

We reinsure a portion of the risks that we underwrite to manage our loss exposure and protect capital resources. In return for a premium, reinsurers assume a portion of the claims incurred. In addition to our reinsurance coverage, we are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2015 by the Terrorism Risk Insurance Program Reauthorization Act of 2007.

We retain the first $1.0 million of loss per risk, which will remain the same for 2015. Our catastrophe reinsurance retention covering property and casualty companies in total has been $40.0 million in recent years and will remain the same in 2015. The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2015.

Layer of Loss	Catastrophe Reinsurance Coverage in Force
Less than $10 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate and Stretch & Aggregate coverage described below
$10 million - $35 million

•       100% of earthquake losses countrywide

•       66.67% of multiple peril losses in each of the following separate regions

Northeast and Mid-Atlantic states

Texas, Oklahoma, and Arkansas

Coastal states from Louisiana to North Carolina

•       30.5% of multiple peril losses in all states, excluding countrywide earthquake losses and hurricane losses in coastal states ( covered by regional covers above), with inuring protection from other regional covers above.

$15 million - $35 million

•       45.21% of multiple peril losses in all states, excluding countrywide earthquake losses and hurricane losses in coastal states (covered by regional covers above), with inuring protection from other regional covers above

$35 million - $100 million	97.5% of multiple peril losses covered by Corporate Program(1) (all perils).

$100 million - $200 million	97.5% of multiple peril losses covered by Corporate Program(1) (all perils).

$200 million - $500 million	100% of multiple peril losses covered by Corporate Program(1) (all perils).

(1)	The Corporate Program covers all non-credit property and casualty business, subject to certain limits, and is not specific to the Company or any of its subsidiaries, or any state or region.

Each per event coverage above includes one automatic reinstatement except for a 12.5% portion of the Corporate Program (12.5% of $35 million to $500 million). The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage, with the exception of losses from $35 million to $100 million which reflect a 50% reduction on the prorated amount. The 12.5% placement of non-reinstateable coverage reduces the amount of reinstatement premium we are obligated to pay.

We purchase a Catastrophe Aggregate reinsurance coverage that provides for $30 million of limit excess of $90 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses below the $10 million retention of the catastrophe program. The Catastrophe Aggregate reinsurance coverage has been placed at 97.5% for 2015 and does not include a reinstatement.

A Stretch & Aggregate cover was first purchased in 2014. It consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection for a subject loss is $35 million excess of $5 million of each catastrophe. Recoveries follow satisfaction of a $45 million annual aggregate deductible. At the beginning of 2014, the Stretch & Aggregate cover was placed at 71.43% for losses occurring during 2014. This cover was commuted effective July 1, 2014 and replaced at 100% for losses occurring from July 1, 2014 to June 30, 2015.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2014 programs and the coverage each provides are shown in the following table:

	A.M. Best Rating(1)	Percent of Risk Covered
Reinsurer		Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A	44.8%	45.8%
Tokio Millennium Re Ltd.	A++	—	7.1
Swiss Re	A+	6.9	6.0
Safety National Casualty Corporation	A+	13.3	—
Hannover Ruckversicherung-Aktiengesellschaft, Germany	A+	9.3	—
Munich Re America	A+	9.0	—
Amlin Bermuda Limited	A	5.1	—
Other Reinsurers with no single company with greater than a 5% share		11.6	41.1

Total Reinsurance Coverage		100.0%	100.0%

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

The top line shows our original estimated reserves, net of reinsurance recoverable, for each of the indicated years. The table then shows the cumulative net paid claims and CAE as of successive years. The liabilities re-estimated shows the successive re-estimated amount of recorded reserves based on prior paid losses and loss expenses and the changes in estimates as of the end of each succeeding year. The cumulative deficiency or redundancy is the aggregate change in the estimates over all prior years.

Loss Development Table

Property and Casualty Claims and Claim Adjustment Expense Liability Development-Net of Reinsurance

Years Ended December 31,

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
(Amounts in Thousands)
Liability for unpaid losses and loss adjustment expenses, net of reinsurance
(includes loss reserves, IBNR, allocated and unallocated expense)	678,379	796,267	801,953	809,500	847,860	856,662	887,008	857,836	832,653	816,573	823,088

Cumulative paid losses and loss expenses
One year later	274,810	366,007	296,620	318,943	345,350	308,114	331,192	329,102	314,649	299,228
Two years later	405,748	506,463	453,042	477,958	495,277	467,402	501,444	506,332	475,084
Three years later	479,410	590,644	544,100	569,030	593,384	565,819	621,992	607,135
Four years later	518,986	640,003	593,112	625,925	651,781	637,286	683,506
Five years later	541,627	664,587	623,884	655,613	696,867	671,923
Six years later	552,135	682,171	638,513	688,647	714,497
Seven years later	563,113	688,866	666,814	698,929
Eight years later	567,260	713,247	673,762
Nine years later	588,845	717,468
Ten years later	591,609

Liabilites re-estimated
One year later	638,910	770,238	711,880	766,881	798,587	776,809	818,937	810,263	793,735	773,213
Two years later	617,374	737,341	713,339	733,361	770,900	753,152	809,757	809,969	769,160
Three years later	596,242	739,826	680,900	727,674	766,994	751,538	813,485	795,595
Four years later	596,768	714,995	682,446	727,733	770,441	759,987	808,358
Five years later	585,370	717,473	685,471	735,407	777,939	759,216
Six years later	585,913	720,931	694,268	746,114	779,533
Seven years later	589,384	726,479	708,245	745,988
Eight years later	593,294	743,091	709,175
Nine years later	611,380	744,133
Ten years later	613,739

Deficiency(redundancy), net of reinsurance	(64,640)	(52,134)	(92,778)	(63,512)	(68,327)	(97,446)	(78,650)	(62,241)	(63,493)	(43,360)

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net reserve, as initially estimated	678,379	796,267	801,953	809,500	847,860	856,662	887,008	857,836	832,653	816,573	823,088

Reinsurance and other recoverables as initially estimated	67,698	65,186	62,115	55,951	89,410	46,778	40,552	53,152	52,184	38,959	45,390

Gross reserve as initially estimated	746,077	861,453	864,068	865,451	937,270	903,440	927,560	910,988	884,837	855,532	868,478

Net re-estimated reserve	613,739	744,133	709,175	745,988	779,533	759,216	808,358	795,595	769,160	773,213
Re-estimated and other reinsurance recoverables	73,071	487,923	92,040	78,069	113,632	48,761	46,378	56,885	62,975	44,036
Gross re-estimated reserve	686,810	1,232,056	801,215	824,057	893,165	807,977	854,736	852,480	832,135	817,249

Deficiency(redundancy), gross of reinsurance	(59,267)	370,603	(62,853)	(41,394)	(44,105)	(95,463)	(72,824)	(58,508)	(52,702)	(38,283)

While we believe that our claims reserves at December 31, 2014 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2014 and claims expected to arise from unexpired periods of risk is uncertain. There are many other factors that would cause our losses to increase or decrease, which include but are not limited to: changes in claim severity; changes in the expected level of reported claims; judicial action changing the scope or liability of coverage; changes in the regulatory, social and economic environment; and unexpected changes in loss inflation. The deficiency or redundancy for different reporting dates is cumulative and should not be added together.

We participate in the National Flood Insurance Program administered by the Federal Emergency Management Agency. For the year ended December 31, 2005, the $370.6 million deficiency gross of reinsurance was primarily the result of our participation in this program. These losses are 100% reimbursed by the Federal government and do not impact our net reserve calculations or our net loss development patterns. We had related to our participation, paid losses of $390.0 million because of the 2005 hurricanes, specifically Hurricane Katrina. Since reserves are not set up for the National Flood Insurance Program, any payments made subsequent to year-end will appear as adverse development on a gross basis. If the flood losses were removed from the gross data, the $370.6 million deficiency would be a $19.4 million redundancy.

For 2014, the net favorable prior year claims and CAE development was $ 43.4 million, compared to approximately $63.5 million of net favorable prior year development in 2013, as a result of better than expected paid and incurred loss emergence across several lines of business.

The current year loss ratio is a blend of the current accident year loss ratio and the impact of favorable or adverse development on prior accident years during the current calendar year. Excluding the 4.0 point impact of favorable prior year loss development for accident years 2013 and prior, the 2014 loss ratio would have been 71.7%. Excluding the 3.6 point impact of favorable prior year loss development for accident years 2012 and prior, the 2013 loss ratio would have been 73.1%.

Net favorable reserve development during 2014 and 2013 was primarily driven by personal auto, other liability, and commercial multi-peril and partially offset by unfavorable development in Workers’ Compensation. Net and gross reserve calculations have shown favorable development as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses. For additional information regarding claims and CAE, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
Other revenues
Net investment income	$84,047	$75,565	$64,944	$8,482	$10,621
Realized investments gains, net	41,422	119,553	68,208	(78,131)	51,345
Other Income	9,533	9,860	5,905	(327)	3,955

Total other revenues	135,002	204,978	139,057	(69,976)	65,921

Benefits, losses and expenses
Commissions	—	223	—	(223)	223
Other operating expenses	60,535	57,122	61,535	3,413	(4,413)

Total benefits, losses and expenses	60,535	57,345	61,535	3,190	(4,190)

Income before other items and federal income taxes	$74,467	$147,633	$77,522	$(73,166)	$70,111

Earnings decreased during 2014 compared to 2013 primarily due to lower realized investment gains. The decrease in realized gains is attributable to lower gains on equity securities and less real estate sale activity. Earnings increased during 2013 compared to 2012 primarily due to increases in realized gains and net investment income. The increase in realized gains was driven by sales of investment real estate properties as well as a reduction in other-than-temporary impairments related to investment securities.

The Corporate and Other business segment recorded other-than-temporary impairments of $6.6 million, $4.6 million, and $22.5 million in 2014, 2013 and 2012, respectively, which are included in “Realized investments gains, net.”

Investments

We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio. Our investment operations are regulated primarily by the state insurance departments where we or our insurance subsidiaries are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to oversight by our Board of Directors, which is assisted by our Finance Committee and Management Risk Committee.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$8,225,050	42.0	$8,491,347	43.8
Bonds available-for-sale, at fair value	4,921,807	25.2	4,599,673	23.7
Equity securities, at fair value	1,516,978	7.8	1,410,608	7.3
Mortgage loans on real estate, net of allowance	3,359,586	17.2	3,299,242	17.0
Policy loans	405,979	2.1	397,407	2.0
Investment real estate, net of accumulated depreciation	479,062	2.4	507,142	2.6
Short-term investments	431,000	2.2	495,386	2.6
Other invested assets	220,255	1.1	201,442	1.0

Total investments	$19,559,717	100.0	$19,402,247	100.0

The increase in our total investments at December 31, 2014 as compared to 2013 was primarily a result of an increase in bonds and the market value of equity securities, partially offset by decreases in short term investment.

Each component of our invested assets and its related revenues are described further in the Notes to the Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2014, our fixed maturity securities had an estimated fair value of $13.6 billion, which was $0.7 billion, or 5.1%, above amortized cost. At December 31, 2013, our fixed maturity securities had an estimated fair value of $13.4 billion, which was $0.5 billion, or 3.7%, above amortized cost. Fixed maturity securities’ estimated fair value, due in one year or less, increased to $1.3 billion as of December 31, 2014 from $1.1 billion as of December 31, 2013, primarily as a result of maturities.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	December 31, 2014			December 31, 2013
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$637,613	676,728	5.0	$621,527	649,161	4.9
AA	1,647,110	1,733,484	12.8	1,472,221	1,511,517	11.3
A	5,060,934	5,348,438	39.4	5,260,435	5,466,136	40.7
BBB	5,121,394	5,363,342	39.5	5,094,589	5,272,246	39.2
BB and below	452,715	452,728	3.3	498,966	523,681	3.9

Total	$12,919,766	$13,574,720	100.0	$12,947,738	$13,422,741	100.0

We expect the exposure to below investment grade securities to decrease as these bonds approach maturity. We do not own direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal or Spain.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans held-for-investment are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.9% and 5.2% at December 31, 2014 and 2013, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—Our equity portfolio is in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
December 31, 2014
Common stock	$719,651	$774,650	$(7,176)	$1,487,125	98.0
Preferred stock	19,733	10,121	(1)	29,853	2.0

Total	$739,384	$784,771	$(7,177)	$1,516,978	100.0

December 31, 2013
Common stock	$717,390	$653,967	$(2,362)	$1,368,995	97.0
Preferred stock	23,690	18,301	(378)	41,613	3.0

Total	$741,080	$672,268	$(2,740)	$1,410,608	100.0

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

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value and the number of years since policy origination. As of December 31, 2014, we had $406.0 million in policy loans with a loan to surrender value of 57.6%, and at December 31, 2013, we had $397.4 million in policy loans with a loan to surrender value of 67.9%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $84.0 million during 2014, primarily from decreased interest rates on bonds and mortgage loans of $52.8 million, from decreased option income of $31.2 million due to smaller gains on the S&P index and decreased other invested asset income of $3.9 million due to fewer joint venture dispositions. Net investment income increased $31.4 million during 2013, primarily due to increases in option income of $64.4 million from S&P index gains, and increased income of $16.7 million from participating mortgage loans. The 2013 net investment income gains were partially offset by $49.0 million in lower yields on bonds outstanding.

Interest income on mortgage loans is accrued on the principal amount of the loan at the contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts and prepayment fees are reported in net investment income. Interest is not accrued on loans generally more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in net investment income in the period received.

Net realized gains decreased $76.1 million during 2014 compared to 2013 primarily as a result of very strong markets for the type and location of investment real estate sold in 2013. Net realized gains increased $33.4 million during 2013 compared to 2012 primarily due to an increase in realized gains from sales of real estate. Other-than-temporary impairment on investment securities increased $2.1 million during 2014 compared to 2013 and decreased $17.9 million during 2013 compared to 2012 primarily due to the $12.7 million bond impairment during 2012.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at December 31, 2014 and December 31, 2013 were $1.01 billion and $812.8 million, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains of available-for-sale securities increased $145.1 million to $1.03 billion during 2014, resulting from increases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities decreased to $24.9 million at December 31, 2014 from $71.6 million at December 31, 2013. The gross unrealized gains of held-to-maturity securities increased $25.0 million to $476.8 million and gross unrealized losses decreased from $120.1 million in 2013 to $48.9 million in 2014. The decrease in gross unrealized losses of available-for-sale and held-to-maturity securities during 2014 is primarily attributable to corporate debt securities and the impact changes in interest rates have on fixed income securities.

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

Our cash and cash equivalents and short-term investment position was $640.5 million compared to $613.3 million at December 31, 2014 and 2013, respectively. The slight increase relates to an increase in cash and cash equivalents.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations. See Item 1A, Risk Factors, for additional details.

Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	December 31,
	2014	2013	2012
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$3,941,348	$3,776,862	$3,585,826
AOCI	490,782	413,712	242,010

Total American National stockholders’ equity	$4,432,130	$4,190,574	$3,827,836

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. During 2012, one real estate joint venture, which the company consolidates, borrowed $100.0 million from a third party using the real estate owned by the joint venture as collateral. The debt service on the ten year loan is intended to be met by the earnings and cash flow of the joint venture. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $15.0 million and $12.8 million at December 31, 2014 and 2013, respectively.

The changes in our capital resources are summarized below (in thousands):

	December 31,
	2014	2013
Net income attributable to ANICO	$247,193	$268,372
Increase in net unrealized gains	110,214	87,095
Defined benefit pension plan adjustment	(32,190)	85,119
Dividends to shareholders	(82,805)	(82,831)
Other	(856)	4,984

Total	$241,556	$362,739

During 2014, the change in our capital resources decreased substantially compared to 2013 primarily due to lower earnings, increases in unrealized gains from our equity investment portfolio partially offset by lower unrealized gains from the effect of interest rates on our fixed income investments and the defined benefit pension plan adjustment. The pension plan adjustment is attributable to a lower liability measurement due to decreases in the discount rate and plan amendments.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2014 and December 31, 2013, American National Insurance Company’s statutory capital and surplus was $2,879,154,000 and $2,667,858,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at December 31, 2014 and December 31, 2013, substantially above its authorized control level RBC.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us. As of December 31, 2014, the levels of our and our insurance subsidiaries’ capital and surplus exceeded the minimum RBC requirements.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life insurance obligations(1)	$5,514,173	$7,032	$161,440	$295,031	$5,050,670
Annuity obligations(1)	12,664,762	1,339,955	3,295,368	2,444,443	5,584,996
Property and casualty insurance obligations (2)	871,105	397,139	316,631	108,254	49,081
Accident and health insurance obligations (3)	223,457	160,444	27,458	9,349	26,206
Purchase obligations
Commitments to purchase and fund investments	54,175	53,959	108	108	—
Mortgage loan commitments	421,120	269,751	151,369	—	—
Operating leases	1,883	539	829	479	36
Defined benefit pension plans(4)	117,948	11,079	27,157	18,351	61,361
Notes payable(5)	108,177	—	9,375	—	98,802

Total	$19,976,800	$2,239,898	$3,989,735	$2,876,015	$10,871,152

(1)	Life and annuity obligations include undiscounted estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and annuity contracts. All amounts are gross of any reinsurance recoverable. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in the liability for future policy benefits and policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included in the table since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year and are presented in the less than one-year category. All estimated cash payments are net of estimated future premiums on policies currently in-force net of future policyholder dividends payable. The participating policyholder share obligation included in other policyholder funds and the timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.

(2)	Includes case reserves for reported claims and reserves for IBNR with the timing of future payments based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.
(3)	Reflects estimated future claim payments for claims incurred based on mortality and morbidity assumptions that are consistent with historical claims experience. These are not discounted with interest and will exceed the liabilities recorded in reserves for future claim payment, which are discounted with interest. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments.
(4)	Estimated payments through continuing operations for benefit obligations of the non-qualified defined benefit pension plan. A liability has been established for the full amount of benefits accrued.
(5)	The estimated payments due by period for notes payable reflect the contractual maturities of principal for amounts borrowed by real estate joint ventures and collateralized by real-estate owned by the respective entity. American National’s liability is limited to its investment in the respective joint venture. See Note 6, Investment Real Estate, of the Notes to the Consolidated Financial Statements for additional details.

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

We have a generally conservative management profile and emphasize prudent risk management throughout all our operations. Our enterprise risk management procedures help us to identify, prioritize and manage various risks including market risk. Under the leadership of our Board of Directors and Corporate Risk Officer, we have instituted a framework based on the principles of enterprise risk management to provide reasonable assurance regarding the achievement of our strategic objectives. Related activities include:

•	Identifying evolving and potential risks and events that may affect us;

•	managing risks within our risk profile;

•	escalation of risks and disclosure of any risk limit breaches along with the correction method if appropriate;

•	tracking actual risk levels against predetermined thresholds; and

•	monitoring of capital adequacy.

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

The carrying values of our investment in fixed maturity securities, which comprise 67.2% of our portfolio, are summarized below (in thousands):

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Bonds held-to-maturity	$8,225,050	62.6%	$8,491,347	64.9%
Bonds available-for-sale	4,921,807	37.4	4,599,673	35.1
Net unrealized gains on available-for-sale bonds	227,091	4.6	143,282	3.1

The increase in the unrealized gains on available-for-sale bonds was primarily the result of a decrease in unrealized losses on corporate debt securities. Information regarding our unrealized gains or losses is disclosed in Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources section of the MD&A.

Our mortgage loans also have interest rate risk. As of December 31, 2014, these mortgage loans have fixed rates ranging from 4.3% to 10.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.

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

Falling interest rates can have an adverse impact on our asset accumulation investment products, such as our fixed deferred annuity business. We aim to manage interest margin, which is the difference between yields on investments supporting our liabilities and amounts credited to policyholder account balances. As investment portfolio yields decline, we can reduce crediting rates on products, to a limit defined by contractual minimum guarantees. Due to these contractual minimums, declines in interest rates can ultimately impact the profitability of this business. As of December 31, 2014, of our $8.8 billion deferred annuities, $101.2 million have guaranteed minimum rates greater than or equal to 3.5% with no guarantees greater than 4.5%.

The profitability of some of our products could be adversely affected by declining or persistently low interest rates. Assuming investment yields remain at 2014 levels, the impact of investing in that lower interest rate environment could reduce profit by $2.0 million in 2015, $4.0 million in 2016 and $4.7 million in 2017. In projecting this impact, we modeled projected crediting rates, considering interest spread targets and crediting rate floors.

Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase/(Decrease) in Market Value Given an Interest rate Increase/(Decrease) of X Basis Points
	(100)	(50)	50	100
December 31, 2014	$660,798	$326,441	$(317,224)	$(626,963)
December 31, 2013	$650,684	$321,498	$(311,440)	$(614,049)

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

Equity Risk

Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. At December 31, 2014, we held approximately $1.5 billion of equity investments, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We mitigate our equity risk by diversification of the investment portfolio.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Insurance Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited American National Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American National Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of American National Insurance Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the related financial statement schedules I-V, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 27, 2015

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except for share and per share data)

	December 31,
	2014	2013
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $8,652,913 and $8,823,068)	$8,225,050	$8,491,347
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,694,716 and $4,456,391)	4,921,807	4,599,673
Equity securities, at fair value (Cost $739,384 and $741,080)	1,516,978	1,410,608
Mortgage loans on real estate, net of allowance	3,359,586	3,299,242
Policy loans	405,979	397,407
Investment real estate, net of accumulated depreciation of $193,611 and $211,575	479,062	507,142
Short-term investments	431,000	495,386
Other invested assets	220,255	201,442

Total investments	19,559,717	19,402,247

Cash and cash equivalents	209,455	117,946
Investments in unconsolidated affiliates	319,283	341,012
Accrued investment income	185,943	194,830
Reinsurance recoverables	428,654	414,743
Prepaid reinsurance premiums	56,019	57,869
Premiums due and other receivables	280,587	279,929
Deferred policy acquisition costs	1,253,544	1,277,733
Property and equipment, net	110,794	107,070
Current tax receivable	8,669	18,507
Other assets	137,856	142,043
Separate account assets	1,001,515	970,954

Total assets	$23,552,036	$23,324,883

LIABILITIES
Future policy benefits
Life	$2,770,232	$2,677,213
Annuity	1,006,748	903,437
Accident and health	58,364	71,941
Policyholders’ account balances	10,781,285	11,181,650
Policy and contract claims	1,297,708	1,297,646
Unearned premium reserve	755,051	739,878
Other policyholder funds	344,090	326,885
Liability for retirement benefits	195,712	160,853
Notes payable	108,177	113,849
Deferred tax liabilities, net	290,112	220,428
Other liabilities	498,528	456,818
Separate account liabilities	1,001,515	970,954

Total liabilities	19,107,522	19,121,552

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449, Outstanding 26,871,942 and 26,895,188 shares	30,832	30,832
Additional paid-in capital	9,248	4,650
Accumulated other comprehensive income	490,782	413,712
Retained earnings	4,003,209	3,838,821
Treasury stock, at cost	(101,941)	(97,441)

Total American National stockholders’ equity	4,432,130	4,190,574
Noncontrolling interest	12,384	12,757

Total stockholders’ equity	4,444,514	4,203,331

Total liabilities and stockholders’ equity	$23,552,036	$23,324,883

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Years ended December 31,
	2014	2013	2012
PREMIUMS AND OTHER REVENUE
Premiums
Life	$307,771	$293,173	$281,621
Annuity	190,357	155,162	116,393
Accident and health	216,868	212,931	223,773
Property and casualty	1,100,975	1,074,260	1,082,386
Other policy revenues	224,254	210,224	198,401
Net investment income	932,858	1,016,810	985,398
Net realized investment gains	48,062	124,144	90,725
Other-than-temporary impairments	(6,640)	(4,591)	(22,517)
Other income	36,085	37,097	30,880

Total premiums and other revenues	3,050,590	3,119,210	2,987,060

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	351,271	345,566	340,003
Annuity	234,173	193,840	156,619
Claims incurred
Accident and health	144,799	139,762	155,825
Property and casualty	745,540	746,636	793,281
Interest credited to policyholders’ account balances	353,492	426,102	416,015
Commissions for acquiring and servicing policies	397,126	371,948	364,911
Other operating expenses	485,865	503,051	455,746
Change in deferred policy acquisition costs	9,578	29,835	32,915

Total benefits, losses and expenses	2,721,844	2,756,740	2,715,315

Income before federal income tax and equity in earnings/losses of unconsolidated affiliates	328,746	362,470	271,745

Less: Provision for federal income taxes
Current	72,327	64,928	52,135
Deferred	19,704	34,713	23,447

Total provision for federal income taxes	92,031	99,641	75,582
Equity in earnings (losses) of unconsolidated affiliates, net of tax	11,969	9,476	(3,905)

Net income	248,684	272,305	192,258
Less: Net income attributable to noncontrolling interest, net of tax	1,491	3,933	1,217

Net income attributable to American National	$247,193	$268,372	$191,041

Amounts available to American National common stockholders
Earnings per share
Basic	$9.22	$10.02	$7.15
Diluted	9.18	9.97	7.11
Cash dividends to common stockholders	3.08	3.08	3.08
Weighted average common shares outstanding	26,802,841	26,791,900	26,714,865
Weighted average common shares outstanding and dilutive potential common shares	26,918,670	26,914,591	26,863,674

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$248,684	$272,305	$192,258

Other comprehensive income, net of tax
Change in net unrealized gain on securities	110,214	87,095	96,005
Foreign currency transaction and translation adjustments	(954)	(512)	120
Defined pension benefit plan adjustment	(32,190)	85,119	(13,518)

Other comprehensive income, net of tax	77,070	171,702	82,607

Total comprehensive income	325,754	444,007	274,865

Less: Comprehensive income attributable to noncontrolling interest	1,491	3,933	1,217

Total comprehensive income attributable to American National	$324,263	$440,074	$273,648

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for per share data)

	Years ended December 31,
	2014	2013	2012
Common Stock
Balance at beginning and end of the period	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	4,650	—	—
Reissuance of treasury shares	1,635	3,025	(204)
Income tax effect from restricted stock arrangement	—	80	(747)
Modification of restricted stock	—	—	(7,327)
Amortization of restricted stock	2,963	1,545	10,170
Purchase of ownership interest from noncontrolling interest	—	—	(1,892)

Balance at end of period	9,248	4,650	—

Accumulated Other Comprehensive Income
Balance as of January 1,	413,712	242,010	159,403
Other comprehensive income	77,070	171,702	82,607

Balance at end of the period	490,782	413,712	242,010

Retained Earnings
Balance as of January 1,	3,838,821	3,653,280	3,545,546
Net income attributable to American National	247,193	268,372	191,041
Cash dividends to common stockholders	(82,805)	(82,831)	(82,660)
Modification of restricted stock	—	—	(647)

Balance at end of the period	4,003,209	3,838,821	3,653,280

Treasury Stock
Balance as of January 1,	(97,441)	(98,286)	(98,490)
Reissuance (purchases) of treasury shares	(4,500)	845	204

Balance at end of the period	(101,941)	(97,441)	(98,286)

Noncontrolling Interest
Balance as of January 1,	12,757	11,491	12,947
Contributions	981	483	16
Distributions	(2,845)	(3,150)	(2,988)
Gain attributable to noncontrolling interest	1,491	3,933	1,217
Purchase of ownership interest from noncontrolling interest	—	—	299

Balance at end of the period	12,384	12,757	11,491

Total Stockholders’ Equity	$4,444,514	$4,203,331	$3,839,327

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$248,684	$272,305	$192,258
Adjustments to reconcile net income to net cash provided by operating activities
Realized investment gains	(48,062)	(124,144)	(90,725)
Other-than-temporary impairments	6,640	4,591	22,517
Amortization (accretion) of premiums, discounts and loan origination fees	7,294	6,052	(1,528)
Net capitalized interest on policy loans and mortgage loans	(32,122)	(28,060)	(27,058)
Depreciation	38,414	31,176	36,573
Interest credited to policyholders’ account balances	353,492	426,102	416,015
Charges to policyholders’ account balances	(224,254)	(210,224)	(198,401)
Deferred federal income tax expense	19,704	34,713	23,447
Equity in (earnings) losses of unconsolidated affiliates	(11,969)	(9,476)	3,905
Distributions from equity method investments	5,186	20,718	15,259
Changes in
Policyholder liabilities	206,147	96,435	62,272
Deferred policy acquisition costs	9,578	29,835	32,915
Reinsurance recoverables	(13,911)	4,000	(13,710)
Premiums due and other receivables	(1,184)	3,517	(5,008)
Prepaid reinsurance premiums	1,850	(1,043)	11,959
Accrued investment income	8,887	12,484	6,670
Current tax receivable/payable	9,838	(3,929)	2,572
Liability for retirement benefits	(19,084)	8,763	(13,082)
Other, net	(8,343)	(28,707)	(109)

Net cash provided by operating activities	556,785	545,108	476,741

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	661,125	1,619,721	1,361,673
Available-for-sale securities	910,691	914,813	647,389
Investment real estate	63,030	84,371	—
Mortgage loans	606,738	758,677	401,439
Policy loans	55,542	58,460	57,779
Other invested assets	40,882	13,975	43,874
Disposals of property and equipment	11,269	553	1,530
Distributions from unconsolidated affiliates	41,779	25,055	51,507
Payment for the purchase/origination of
Held-to-maturity securities	(439,422)	(1,087,447)	(1,151,656)
Available-for-sale securities	(1,044,602)	(1,057,004)	(731,875)
Investment real estate	(51,699)	(45,345)	(30,450)
Mortgage loans	(668,073)	(914,740)	(655,341)
Policy loans	(29,093)	(26,623)	(38,067)
Other invested assets	(27,705)	(18,443)	(45,181)
Additions to property and equipment	(31,951)	(25,583)	(30,838)
Contributions to unconsolidated affiliates	(12,560)	(122,512)	(48,961)
Change in short-term investments	64,386	(182,300)	32,244
Other, net	4,331	(1,336)	10,156

Net cash provided by (used in) investing activities	154,668	(5,708)	(124,778)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,002,420	895,227	1,127,962
Policyholders’ account withdrawals	(1,532,023)	(1,484,656)	(1,297,889)
Change in notes payable	(5,672)	(49,535)	104,490
Dividends to stockholders	(82,805)	(82,831)	(82,660)
Payments to noncontrolling interest	(1,864)	(2,667)	(2,972)

Net cash used in financing activities	(619,944)	(724,462)	(151,069)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,509	(185,062)	200,894
Beginning of the period	117,946	303,008	102,114

End of period	$209,455	$117,946	$303,008

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

Investments

Investment securities – Bonds classified as held-to-maturity are carried at amortized cost. Bonds classified as available-for-sale are carried at fair value. Equity securities are classified as available-for-sale and carried at fair value. After-tax net unrealized gains or losses on available-for-sale securities are reflected in stockholders’ equity as a component of “Accumulated Other Comprehensive Income” (“AOCI”).

Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses, and allowances. Accretion of discounts is recorded using the effective yield method. Interest income, prepayment fees and accretion of discounts and origination fees are reported in “Net investment income” in the consolidated statements of operations. Interest income earned on impaired and non-impaired loans is accrued on the principal amount of the loan based on contractual interest rate. However, interest ceases to accrue for loans on which interest is more than 90 days past due, when the collection of interest is not probable or when a loan is in foreclosure. Income on past due loans is reported on a cash basis. When a loan becomes current, it is placed back into accrual status. Cash receipts on impaired loans are recorded as a reduction of principal, interest income, expense reimbursement or other manner in accordance with the loan agreement. Gains and losses from the sale of loans and changes in allowances are reported in “Realized investment gains” in the consolidated statements of operations.

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

Real Estate Joint Ventures and Other Limited Partnership Interests—American National uses the equity method of accounting for its investments in real estate joint ventures and other limited partnership interests in which it has more than a minor interest or influence over the investee’s operations, but it does not have a controlling interest and is not the primary beneficiary. These investments are reported as “Investments in unconsolidated affiliates” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a lag methodology of one to three months for all instances where timely financial information is not available and the contractual right does not exist to receive such financial information. In addition to the investees’ regular impairment analysis of its underlying investments, American National routinely evaluates its investments in those investees for impairments. American National considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, American National recognizes its share within “Equity in earnings (losses) of unconsolidated affiliates” to record the investment at its fair value. When an impairment results from American National’s separate analysis, an adjustment is made through “Net realized investment gains” to record the investment at its fair value.

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

Impairments—American National evaluates all fixed maturity securities with unrealized losses on a quarterly basis to determine if the creditworthiness of any of those securities has deteriorated to a point where its carrying value will not be realized at maturity. For fixed maturity securities where management believes that the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded. At December 31, 2014, the unrealized losses on fixed maturity securities that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to these securities at December 31, 2014.

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

Derivative instruments are purchased as hedges of a recognized asset or liability, and are recorded on the consolidated statements of financial position at fair value. The change in fair value of derivative assets and liabilities is reported in the consolidated statements of operations as “Net investment income” and “Interest credited to policyholders’ account balances,” respectively. American National does not apply hedge accounting treatment to its derivative instruments.

Cash and cash equivalents

Cash and cash equivalents include cash on-hand and in banks, as well as amounts invested in money market funds and are reported as “Cash and cash equivalents” in the consolidated statements of financial position.

Property and equipment

These assets consist of buildings occupied by American National, data processing equipment, and furniture and equipment, which are carried at cost, less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets (3 to 50 years).

Insurance specific assets and liabilities

Deferred policy acquisition costs (“DAC”) are capitalized costs related directly to the successful acquisition of new or renewal insurance contracts. Significant costs are incurred to acquire insurance and annuity contracts, including commissions and certain underwriting, policy issuance and processing expenses.

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

Reinsurance—Reinsurance recoverables are estimated amounts due to American National from reinsurers related to paid and unpaid ceded claims and CAE and are presented net of a reserve for non-recoverability. Recoveries on our gross ultimate losses are generally determined by a review of individual large claims as well as by estimating the ceded portion of IBNR using assumed distribution of loss by percentage retained. The most significant assumption used is the average size of the individual losses for those claims that have occurred but have not yet been reported. The ultimate amount of the reinsurance ceded recoverable is unknown until all losses are settled.

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

Participating insurance policies

Participating business comprised approximately 7.4% of the life insurance in-force at December 31, 2014 and 4.9% of life premiums in 2014. Of the total participating business, 77.7% was written by Farm Family Life Insurance Company (“Farm Family Life”). For the participating business excluding Farm Family Life, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.

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

Restricted Stock Units—Effective December 31, 2012, American National’s Board Compensation Committee modified the settlement provision within the outstanding restricted stock units (“RSU”) providing the recipients of the awards the option to settle vested RSUs in either cash or American National common stock. The modification in the settlement provision changed the RSU classification from an equity to a liability award. After the modification, the liability has been remeasured each reporting period through the vesting date and is adjusted for changes in fair value. The compensation liability related to the RSUs is included in “Other Liabilities” in the consolidated statements of financial position.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards—The Financial Accounting Standards Board (“FASB”) issued the following accounting guidance relevant to American National:

Amended guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. The guidance requires the entity to measure obligations resulting from joint and several liability arrangements as the sum of the amount the reporting entity agreed with co-obligors to pay and any additional amounts it expects to pay on behalf of one or more co-obligors. The guidance became effective for American National on January 1, 2014 and did not have a material effect on the Company’s financial statements.

Future Adoption of New Accounting Standards—The FASB issued the following accounting guidance relevant to American National:

Guidance that allows investors to elect the use of proportional amortization method to account for investments in qualified affordable housing projects, if certain conditions are met. The new guidance replaces the effective yield method and allows an investor to amortize the cost of its investment, in proportion to the tax credits and other tax benefits it receives, to income tax expense. The guidance requires new disclosure for all investors for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. The guidance is effective for reporting periods beginning after December 15, 2014 and is to be applied retrospectively. The impact of the adoption is not expected to be material to the Company’s financial statements.

Guidance that will supersede most existing revenue recognition requirements in U.S. Generally Accepted Accounting Principles. Insurance contracts are excluded from the scope of the new guidance. For those contracts which are impacted by the new guidance, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The guidance is effective for reporting periods beginning after December 15, 2016 and is to be applied retrospectively. Early adoption is not permitted. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s financial statements.

4. INVESTMENTS IN SECURITIES

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	323,053	26,800	(93)	349,760
Foreign governments	29,130	1,293	—	30,423
Corporate debt securities	7,517,195	424,845	(47,315)	7,894,725
Residential mortgage-backed securities	336,853	22,317	(1,535)	357,635
Collateralized debt securities	2,232	238	—	2,470
Other debt securities	16,587	1,313	—	17,900

Total bonds held-to-maturity	8,225,050	476,806	(48,943)	8,652,913

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,415	825	(7)	23,233
U.S. states and political subdivisions	802,846	36,151	(1,381)	837,616
Foreign governments	5,000	2,021	—	7,021
Corporate debt securities	3,812,771	203,048	(15,770)	4,000,049
Residential mortgage-backed securities	40,988	1,903	(492)	42,399
Collateralized debt securities	10,696	863	(70)	11,489

Total bonds available-for-sale	4,694,716	244,811	(17,720)	4,921,807

Equity securities
Common stock	719,651	774,650	(7,176)	1,487,125
Preferred stock	19,733	10,121	(1)	29,853

Total equity securities	739,384	784,771	(7,177)	1,516,978

Total investments in securities	$13,659,150	$1,506,388	$(73,840)	$15,091,698

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,738	$6	$—	$1,744
U.S. states and political subdivisions	346,240	16,945	(529)	362,656
Foreign governments	29,099	2,505	—	31,604
Corporate debt securities	7,700,559	410,232	(116,900)	7,993,891
Residential mortgage-backed securities	400,619	20,711	(2,647)	418,683
Collateralized debt securities	2,366	225	—	2,591
Other debt securities	10,726	1,173	—	11,899

Total bonds held-to-maturity	8,491,347	451,797	(120,076)	8,823,068

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	21,751	725	—	22,476
U.S. states and political subdivisions	630,199	22,118	(13,756)	638,561
Foreign governments	5,000	1,649	—	6,649
Corporate debt securities	3,689,349	171,717	(54,033)	3,807,033
Residential mortgage-backed securities	61,135	2,940	(1,068)	63,007
Commercial mortgage-backed securities	18,223	11,037	—	29,260
Collateralized debt securities	13,884	1,320	(18)	15,186
Other debt securities	16,850	679	(28)	17,501

Total bonds available-for-sale	4,456,391	212,185	(68,903)	4,599,673

Equity securities
Common stock	717,390	653,967	(2,362)	1,368,995
Preferred stock	23,690	18,301	(378)	41,613

Total equity securities	741,080	672,268	(2,740)	1,410,608

Total investments in securities	$13,688,818	$1,336,250	$(191,719)	$14,833,349

The amortized cost at fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2014
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$954,054	$972,392	$342,205	$350,721
Due after one year through five years	1,941,258	2,133,254	764,985	832,529
Due after five years through ten years	4,919,595	5,111,697	3,065,589	3,196,339
Due after ten years	404,293	430,582	516,937	537,231
Without single maturity date	5,850	4,988	5,000	4,987

Total	$8,225,050	$8,652,913	$4,694,716	$4,921,807

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Proceeds from sales of available-for-sale securities	$184,918	$228,159	$221,686
Gross realized gains	38,301	43,263	52,998
Gross realized losses	(3,635)	(3,413)	(2,009)

All gains and losses for securities sold throughout the year were determined using specific identification of the securities sold. During 2014 and 2013, bonds with a carrying value of $44,781,000 and $13,492,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An unrealized gain of $1,301,000 and loss of $236,000 were established at the time of the transfers in 2014 and 2013, respectively following the transfers at fair value.

In accordance with various regulations, American National had bonds on deposit with regulating authorities with a carrying value of $51,767,000 and $50,471,000 at December 31, 2014 and 2013, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $65,331,000 and $68,125,000 at December 31, 2014 and 2013, respectively.

Change in net unrealized gains (losses) on securities

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Bonds available-for-sale	$83,809	$(205,827)	$103,112
Equity securities	108,066	282,668	91,459

Change in net unrealized gains (losses) on securities during the year	191,875	76,841	194,571
Adjustments for
Deferred policy acquisition costs	(14,611)	59,893	(40,103)
Participating policyholders’ interest	(9,046)	(2,300)	(6,772)
Deferred federal income tax benefit (expense)	(58,004)	(47,339)	(51,691)

Change in net unrealized gains (losses) on securities, net of tax	$110,214	$87,095	$96,005

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	December 31, 2014
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$3,388	$(56)	$2,465	$(93)	$5,853
Corporate debt securities	(20,575)	523,766	(26,740)	662,362	(47,315)	1,186,128
Residential mortgage-backed securities	(232)	12,186	(1,303)	31,163	(1,535)	43,349

Total bonds held-to-maturity	(20,844)	539,340	(28,099)	695,990	(48,943)	1,235,330

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(7)	14,552	—	—	(7)	14,552
U.S. states and political subdivisions	(166)	27,719	(1,215)	78,851	(1,381)	106,570
Corporate debt securities	(8,852)	384,451	(6,918)	288,808	(15,770)	673,259
Residential mortgage-backed securities	(170)	9,386	(322)	14,042	(492)	23,428
Collateralized debt securities	(63)	2,033	(7)	339	(70)	2,372

Total bonds available-for-sale	(9,258)	438,141	(8,462)	382,040	(17,720)	820,181

Equity securities
Common stock	(7,176)	43,907	—	—	(7,176)	43,907
Preferred stock	(1)	—	—	—	(1)	—

Total equity securities	(7,177)	43,907	—	—	(7,177)	43,907

Total	$(37,279)	$1,021,388	$(36,561)	$1,078,030	$(73,840)	$2,099,418

	December 31, 2013
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(529)	$22,430	$—	$—	$(529)	$22,430
Corporate debt securities	(104,308)	1,916,758	(12,592)	109,603	(116,900)	2,026,361
Residential mortgage-backed securities	(1,718)	31,715	(929)	13,514	(2,647)	45,229

Total bonds held-to-maturity	(106,555)	1,970,903	(13,521)	123,117	(120,076)	2,094,020

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	—	725	—	—	—	725
U.S. states and political subdivisions	(13,271)	168,093	(485)	2,905	(13,756)	170,998
Corporate debt securities	(49,198)	1,083,677	(4,835)	92,004	(54,033)	1,175,681
Residential mortgage-backed securities	(978)	16,835	(90)	1,872	(1,068)	18,707
Collateralized debt securities	(3)	205	(15)	587	(18)	792
Other debt securities	(28)	10,027	—	—	(28)	10,027

Total bonds available-for-sale	(63,478)	1,279,562	(5,425)	97,368	(68,903)	1,376,930

Equity securities
Common stock	(2,362)	29,978	—	—	(2,362)	29,978
Preferred stock	(378)	6,123	—	—	(378)	6,123

Total equity securities	(2,740)	36,101	—	—	(2,740)	36,101

Total	$(172,773)	$3,286,566	$(18,946)	$220,485	$(191,719)	$3,507,051

As of December 31, 2014, the securities with unrealized losses were not deemed to be other-than-temporarily impaired, including those with the duration of the unrealized losses exceeding one year. American National has the ability and intent to hold those securities until a market price recovery or maturity. Further, it is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Credit Risk Management

Bonds distributed by credit quality rating, using both S&P and Moody’s ratings, are shown below:

	December 31,
	2014	2013
AAA	5.0%	4.9%
AA	12.8	11.3
A	39.4	40.7
BBB	39.5	39.2
BB and below	3.3	3.9

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	December 31,
	2014	2013
Consumer goods	20.4%	19.8%
Energy and utilities	13.3	15.0
Financials	19.1	19.3
Healthcare	14.0	12.7
Industrials	8.4	9.0
Information technology	16.2	15.7
Other	8.6	8.5

Total	100.0%	100.0%

5. MORTGAGE LOANS

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and location of the underlying collateral. Mortgage loans by property-type and geographic distribution are as follows:

	December 31,
	2014	2013
Hotel and motel	10.8%	10.0%
Industrial	20.9	24.9
Office	36.1	34.0
Retail	18.1	19.6
Other	14.1	11.5

Total	100.0%	100.0%

	December 31,
	2014	2013
East North Central	19.4%	19.3%
East South Central	5.0	6.8
Mountain	11.0	10.0
Pacific	10.8	12.3
South Atlantic	21.9	19.6
West South Central	24.9	26.4
Other	7.0	5.6

Total	100.0%	100.0%

During 2014, American National foreclosed on no loans, and during 2013, foreclosed on one loan with a recorded investment of $5,600,000. American National sold no commercial loans in 2014, and sold one commercial loan with a recorded investment of $23,304,000 resulting in a realized gain of $115,000 in 2013.

Credit Quality

Commercial mortgage loans placed on nonaccrual status are shown below (in thousands):

	December 31,
	2014	2013
Office	$19,327	$—
Industrial	—	2,739

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Mortgage Loans
December 31, 2014
Industrial	$—	$—	$—	$—	$702,541	$702,541
Office	—	—	19,327	19,327	1,201,833	1,221,160
Retail	—	—	—	—	615,813	615,813
Other	—	—	—	—	837,932	837,932

Total	$—	$—	$19,327	$19,327	$3,358,119	3,377,446

Allowance for loan losses						17,860

Mortgage loans on real estate, net of allowance						$3,359,586

December 31, 2013
Industrial	$—	$—	$2,739	$2,739	$821,741	$824,480
Office	—	—	—	—	1,124,818	1,124,818
Retail	—	—	—	—	651,236	651,236
Other	—	—	—	—	710,889	710,889

Total	$—	$—	$2,739	$2,739	$3,308,684	$3,311,423

Allowance for loan losses						12,181

Mortgage loans on real estate, net of allowance						$3,299,242

Total mortgage loans are net of unamortized discounts of $658,000 and $852,000 and unamortized origination fees of $15,659,000 and $15,709,000 at December 31, 2014 and 2013, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Balance at December 31, 2011	$10,828	$493	$11,321

Change Due to Factor Development	—	(2,277)	(2,277)
Change in allowance	691	2,277	2,968

Balance at December 31, 2012	11,519	493	12,012

Change in allowance	169	—	169

Balance at December 31, 2013	11,688	493	12,181

Change Due to Factor Development	127	—	127
Change in allowance	462	5,090	5,552

Balance at December 31, 2014	$12,277	$5,583	$17,860

At December 31, 2014 and 2013, the recorded investment for loans collectively evaluated for impairment was $3,321,241,000 and $3,294,236,000, respectively, and the recorded investment for loans individually evaluated for impairment was $56,205,000 and $17,188,000, respectively.

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	Years ended December 31,
	2014		2013		2012
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With an allowance recorded
Office	$29,371	$2,203	$—	$—	$—	$—
Retail	—	—	493	—	493	—

Total	$29,371	$2,203	$493	$—	$493	$—

Without an allowance recorded
Office	$27,019	$1,728	$12,444	$809	$36,710	$2,452
Industrial	2,721	146	2,773	180	—	—
Retail	—	—	1,673	103	17,329	1,129
Other	—	—	—	—	55,551	3,758

Total	$29,740	$1,874	$16,890	$1,092	$109,590	$7,339

	December 31,
	2014		2013
				Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
With an allowance recorded
Office	$26,563	$31,653	$—	$—
Retail	—	493	493	493

Total (related allowance of $5,090 and $493)	$26,563	$32,146	$493	$493

Without an allowance recorded
Office	$26,941	$26,941	$12,377	$12,377
Industrial	2,702	2,702	2,739	2,739
Retail	—	—	1,579	1,579

Total	$29,643	$29,643	$16,695	$16,695

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

The number of mortgage loans and recorded investment in troubled debt restructuring are as follows:

	Years ended December 31,
	2014			2013
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification
Industrial	—	$—	$—	1	$2,739	$2,739
Office	1	6,432	6,432	1	6,432	6,432
Retail	—	—	—	—	—	—

Total	1	$6,432	$6,432	2	$9,171	$9,171

There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

6. INVESTMENT REAL ESTATE

Investment real estate by property-type and geographic distribution are as follows:

	December 31,
	2014	2013
Industrial	13.0%	12.3%
Office	25.0	23.1
Retail	44.1	43.4
Other	17.9	21.2

Total	100.0%	100.0%

	December 31,
	2014	2013
East North Central	4.5%	7.8%
East South Central	4.6	5.4
Mountain	9.6	6.0
Pacific	7.1	5.5
South Atlantic	12.2	13.4
West South Central	55.6	59.0
Other	6.4	2.9

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2014	2013
Investment real estate	$140,032	$123,624
Short-term investments	1	—
Cash and cash equivalents	2,495	2,154
Accrued investment income	683	2,197
Other receivables	7,999	8,488
Other assets	8,483	6,016

Total assets of consolidated VIEs	$159,693	$142,479

Notes payable	$108,177	$113,849
Other liabilities	8,954	6,680

Total liabilities of consolidated VIEs	$117,131	$120,529

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $15,016,000 and $12,782,000 at December 31, 2014 and 2013, respectively. The current portion of notes payable was $0 and $3,199,000 at December 31, 2014 and 2013, respectively. The total long-term portion of notes payable consists of three notes with the following interest rates: 4.0%, and adjusted LIBOR plus LIBOR margin. Of the long-term notes payable, $9,375,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	December 31,
	2014		2013
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Investment in unconsolidated affiliates	$157,620	$157,620	$195,794	$195,794
Mortgage loans	172,408	172,408	101,648	101,648
Accrued investment income	721	721	454	454

As of December 31, 2014, a real estate investment with a carrying value of $4,041,000 was classified as held for sale.

7. DERIVATIVE INSTRUMENTS

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. Equity-indexed contracts include a fixed host universal-life insurance or annuity contract and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands, except number of instruments):

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2014			2013
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	436	$1,095,300	$189,449	394	$951,400	$164,753
Equity-indexed embedded derivative	Policyholders’ account balances	42,287	961,300	208,187	33,579	819,200	148,435

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Years ended December 31,
		2014	2013	2012
Equity-indexed options	Net investment income	$52,071	$83,307	$18,931
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(32,071)	(67,177)	(13,528)

8. NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

Net investment income is shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Bonds	$596,013	$631,561	$680,552
Equity securities	35,324	30,668	29,085
Mortgage loans	204,499	221,773	205,067
Real estate	10,823	11,504	14,041
Options	52,071	83,307	18,931
Other invested assets	34,128	37,997	37,722

Total	$932,858	$1,016,810	$985,398

Realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Bonds	$25,580	$25,577	$41,817
Equity securities	22,089	35,322	35,047
Mortgage loans	(5,679)	834	(361)
Real estate	7,035	62,531	13,049
Other invested assets	(963)	(120)	1,173

Total	$48,062	$124,144	$90,725

Other-temporary-impairment losses are shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Bonds	$(41)	$—	$(12,658)
Equity securities	(6,599)	(4,591)	(9,859)

Total	$(6,640)	$(4,591)	$(22,517)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2014		2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,225,050	$8,652,913	$8,491,347	$8,823,068
Fixed maturity securities, bonds available-for-sale	4,921,807	4,921,807	4,599,673	4,599,673
Equity securities	1,516,978	1,516,978	1,410,608	1,410,608
Equity-indexed options	189,449	189,449	164,753	164,753
Mortgage loans on real estate, net of allowance	3,359,586	3,618,944	3,299,242	3,470,663
Policy loans	405,979	405,979	397,407	397,407
Short-term investments	431,000	431,000	495,386	495,386
Separate account assets	1,001,515	1,001,515	970,954	970,954

Total financial assets	$20,051,364	$20,738,585	$19,829,370	$20,332,512

Financial liabilities
Investment contracts	$8,894,747	$8,894,747	$9,423,122	$9,423,122
Embedded derivative liability for equity-indexed contracts	208,187	208,187	148,435	148,435
Notes payable	108,177	108,177	113,849	113,849
Separate account liabilities	1,001,515	1,001,515	970,954	970,954

Total financial liabilities	$10,212,626	$10,212,626	$10,656,360	$10,656,360

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At December 31, 2014 and 2013, the one year implied volatility used to estimate embedded derivative value was 17.3% and 15.0%, respectively.

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

Investment contracts—The carrying value of investment contracts is equivalent to the accrued account balance. The accrued account balance consists of deposits, net of withdrawals, plus or minus interest credited, fees and charges assessed and other adjustments. American National believes that the carrying value of investment contracts approximates fair value because the majority of these contracts’ interest rates reset to current rates offered at anniversary.

Notes payable—Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of December 31, 2014
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$349,760	$—	$349,760	$—
Foreign governments	30,423	—	30,423	—
Corporate debt securities	7,894,725	—	7,833,564	61,161
Residential mortgage-backed securities	357,635	—	356,670	965
Collateralized debt securities	2,470	—	—	2,470
Other debt securities	17,900	—	12,975	4,925

Total bonds held-to-maturity	8,652,913	—	8,583,392	69,521

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	23,233	—	23,233	—
U.S. states and political subdivisions	837,616	—	835,106	2,510
Foreign governments	7,021	—	7,021	—
Corporate debt securities	4,000,049	—	3,941,925	58,124
Residential mortgage-backed securities	42,399	—	40,473	1,926
Collateralized debt securities	11,489	—	9,616	1,873

Total bonds available-for-sale	4,921,807	—	4,857,374	64,433

Equity securities
Common stock	1,487,125	1,487,125	—	—
Preferred stock	29,853	29,853	—	—

Total equity securities	1,516,978	1,516,978	—	—

Options	189,449	—	—	189,449
Mortgage loans on real estate	3,618,944	—	3,618,944	—
Policy loans	405,979	—	—	405,979
Short-term investments	431,000	—	431,000	—
Separate account assets	1,001,515	—	1,001,515	—

Total financial assets	$20,738,585	$1,516,978	$18,492,225	$729,382

Financial liabilities
Investment contracts	$8,894,747	$—	$—	$8,894,747
Embedded derivative liability for equity-indexed contracts	208,187	—	—	208,187
Notes payable	108,177	—	—	108,177
Separate account liabilities	1,001,515	—	1,001,515	—

Total financial liabilities	$10,212,626	$—	$1,001,515	$9,211,111

	Fair Value Measurement as of December 31, 2013
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. treasury and government	$1,743	$—	$1,743	$—
U.S. states and political subdivisions	362,657	—	362,657	—
Foreign governments	31,605	—	31,605	—
Corporate debt securities	7,993,891	—	7,950,418	43,473
Residential mortgage-backed securities	418,682	—	417,687	995
Collateralized debt securities	2,591	—	—	2,591
Other debt securities	11,899	—	11,899	—

Total bonds held-to-maturity	8,823,068	—	8,776,009	47,059

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,477	—	22,477	—
U.S. states and political subdivisions	638,560	—	636,040	2,520
Foreign governments	6,649	—	6,649	—
Corporate debt securities	3,807,033	—	3,794,809	12,224
Residential mortgage-backed securities	63,007	—	60,841	2,166
Commercial mortgage-backed securities	29,260	—	—	29,260
Collateralized debt securities	15,186	—	13,052	2,134
Other debt securities	17,501	—	17,501	—

Total bonds available-for-sale	4,599,673	—	4,551,369	48,304

Equity securities
Common stock	1,368,995	1,368,995	—	—
Preferred stock	41,613	41,613	—	—

Total equity securities	1,410,608	1,410,608	—	—

Options	164,753	—	—	164,753
Mortgage loans on real estate	3,470,663	—	3,470,663	—
Policy loans	397,407	—	—	397,407
Short-term investments	495,386	—	495,386	—
Separate account assets	970,954	—	970,954	—

Total financial assets	$20,332,512	$1,410,608	$18,264,381	$657,523

Financial liabilities
Investment contracts	$9,423,122	$—	$—	$9,423,122
Embedded derivative liability for equity-indexed contracts	148,435	—	—	148,435
Notes payable	113,849	—	—	113,849
Separate account liabilities	970,954	—	970,954	—

Total financial liabilities	$10,656,360	$—	$970,954	$9,685,406

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Assets		Liability
		Equity-
	Investment	Indexed	Embedded
	Securities	Options	Derivative
Balance at December 31, 2011	$15,815	$65,188	$63,275

Total realized and unrealized investment gains/losses
included in other comprehensive income	24,267	—	—
Net fair value change included in realized gains/losses	(11,485)	—	—
Net gain (loss) for derivatives included in net investment income	—	12,372	—
Net change included in interest credited	—	—	13,528
Purchases, sales and settlements or maturities
Purchases	32,141	14,684	—
Sales	—	—	—
Settlements or maturities	(1,795)	(9,619)	—
Premiums less benefits	—	—	(1,771)
Transfers from held to maturity	13,118
Gross transfers into Level 3	34,975	—	—

Balance at December 31, 2012	107,036	82,625	75,032

Total realized and unrealized investment gains/losses included in other comprehensive income	9,355	—	—
Net fair value change included in realized gains/losses	1,082	—	—
Net gain (loss) for derivatives included in net investment income	—	76,268	—
Net change included in interest credited	—	—	67,177
Purchases, sales and settlements or maturities
Purchases	2,153	15,906	—
Sales	(10,452)	—	—
Settlements or maturities	(7,268)	(10,046)	—
Premiums less benefits	—	—	6,226
Gross transfers out of Level 3	(53,602)	—	—

Balance at December 31, 2013	48,304	164,753	148,435

Total realized and unrealized investment gains/losses included in other comprehensive income	(11,746)	—	—
Net fair value change included in realized gains/losses	13,056	—	—
Net gain (loss) for derivatives included in net investment income	—	44,492	—
Net change included in interest credited	—	—	32,071
Purchases, sales and settlements or maturities
Purchases	—	16,844	—
Sales	(37,803)	—	—
Settlements or maturities	(10)	(36,640)	—
Premiums less benefits	—	—	27,681
Gross transfers into Level 3	54,241	—	—
Gross transfers out of Level 3	(1,609)	—	—

Balance at December 31, 2014	$64,433	$189,449	$208,187

Within the net gain (loss) for derivatives included in net investment income were an unrealized gain/loss of $24,108,000, $72,071,000 and of $8,710,000 relating to assets still held at December 31, 2014, 2013, and 2012, respectively.

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

10. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property &
	Life	Annuity	& Health	Casualty	Total
Balance at December 31, 2011	$651,580	$463,036	$55,096	$150,981	$1,320,693

Additions	80,877	68,799	11,018	215,281	375,975
Amortization	(73,710)	(90,523)	(16,908)	(227,749)	(408,890)
Effect of change in unrealized gains on available-for-sale securities	(5,331)	(34,772)	—	—	(40,103)

Net change	1,836	(56,496)	(5,890)	(12,468)	(73,018)

Balance at December 31, 2012	653,416	406,540	49,206	138,513	1,247,675

Additions	107,410	49,397	13,263	208,889	378,959
Amortization	(82,658)	(85,756)	(15,249)	(225,131)	(408,794)
Effect of change in unrealized gains on available-for-sale securities	5,916	53,977	—	—	59,893

Net change	30,668	17,618	(1,986)	(16,242)	30,058

Balance at December 31, 2013	684,084	424,158	47,220	122,271	1,277,733

Additions	110,195	47,400	19,530	213,237	390,362
Amortization	(78,181)	(79,135)	(18,966)	(223,658)	(399,940)
Effect of change in unrealized gains on available-for-sale securities	(4,629)	(9,982)	—	—	(14,611)

Net change	27,385	(41,717)	564	(10,421)	(24,189)

Balance at December 31, 2014	$711,469	$382,441	$47,784	$111,850	$1,253,544

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Unpaid claims balance, beginning	$1,096,301	$1,168,047	$1,180,259
Less reinsurance recoverables	215,164	256,885	235,174

Net beginning balance	881,137	911,162	945,085

Incurred related to
Current	940,466	938,620	1,001,915
Prior years	(44,806)	(46,872)	(48,688)

Total incurred claims	895,660	891,748	953,227

Paid claims related to
Current	561,887	578,831	620,739
Prior years	328,422	342,942	366,411

Total paid claims	890,309	921,773	987,150

Net balance	886,488	881,137	911,162
Plus reinsurance recoverables	245,906	215,164	256,885

Unpaid claims balance, ending	$1,132,394	$1,096,301	$1,168,047

The net and gross reserve calculations have shown favorable development for the last several years as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $44,806,000 in 2014, $46,872,000 in 2013, and $48,688,000 in 2012.

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

For the Property and Casualty segment, American National retains the first $1,000,000 of loss per risk. Reinsurance then covers the next $5,000,000 of property and liability losses per risk. For 2014, additional excess property per risk coverage was purchased to cover risks up to $15,000,000, and excess casualty clash coverage was purchased to cover losses up to $50,000,000. For 2015, the additional excess property per risk coverage was extended to cover risks up to $20,000,000, and the excess casualty clash coverage was extended to cover losses up to $60,000,000. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and extra contractual obligations. Facultative reinsurance cover is purchased for individual risks attaching at $20,000,000, as needed. Corporate catastrophe coverage is also in place for losses up to a $500,000,000 event. Catastrophe aggregate reinsurance coverage is also purchased. This coverage is provided by two contracts. The first contract provides for $30,000,000 of coverage after $90,000,000 of aggregated catastrophe losses has been reached. The first $10,000,000 of each catastrophe loss contributes to the $90,000,000 aggregation of losses. This catastrophe aggregate reinsurance coverage was placed at 95% for 2014 and increased to 97.5% for 2015. The second aggregate contract is a new Stretch & Aggregate cover. It consists of a $35,000,000 annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400,000,000 excess of $100,000,000 on an occurrence basis. The second layer provides aggregate protection. Subject loss is $35,000,000 excess of $5,000,000 of each catastrophe. Recoveries follow satisfaction of a $45,000,000 annual aggregate deductible. At the beginning of 2014, the Stretch & Aggregate cover was placed at 71.43% for losses occurring during 2014. This cover was commuted effective July 1, 2014 and replaced at 100% for losses occurring from July 1, 2014 to June 30, 2015.

American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the reinsurer were to be unable to meet their obligations under any reinsurance treaties. American National had amounts recoverable from reinsurers of $428,654,000 and $414,743,000 at December 31, 2014 and 2013, respectively. None of the amount outstanding at December 31, 2014 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.

The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Direct premiums	$2,049,447	$1,970,400	$1,971,078
Reinsurance premiums assumed from other companies	227,076	189,067	159,518
Reinsurance premiums ceded to other companies	(460,552)	(423,941)	(426,423)

Net premiums	$1,815,971	$1,735,526	$1,704,173

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2014	2013	2012
Direct life insurance in-force	$85,570,057	$80,038,270	$72,884,984
Reinsurance risks assumed from other companies	6,007	32,019	103,576
Reinsurance risks ceded to other companies	(30,007,131)	(30,577,123)	(30,477,364)

Net life insurance in-force	$55,568,933	$49,493,166	$42,511,196

14. FEDERAL INCOME TAXES

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$115,061	35.0%	$126,865	35.0%	$95,111	35.0%
Tax-exempt investment income	(6,680)	(2.0)	(6,366)	(1.8)	(7,364)	(2.7)
Dividend exclusion	(7,620)	(2.3)	(6,928)	(1.9)	(6,323)	(2.3)
Miscellaneous tax credits, net	(7,888)	(2.4)	(7,757)	(2.1)	(8,106)	(3.0)
Other items, net	(842)	(0.3)	(6,173)	(1.7)	2,264	0.8

Total	$92,031	28.0%	$99,641	27.5%	$75,582	27.8%

American National made payments of $61,821,000, $73,993,000 and $46,939,000 during 2014, 2013, and 2012, respectively.

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2014	2013
DEFERRED TAX ASSETS:
Marketable securities, principally due to impairment losses	$58,375	$70,816
Investment in bonds, principally due to differences between GAAP and tax basis	1,897	—
Investment in real estate and other invested assets, principally due to investment valuation allowances	12,280	7,888
Policyholder funds, principally due to policy reserve discount	205,821	206,775
Policyholder funds, principally due to unearned premium reserve	32,153	30,871
Participating policyholders’ surplus	46,672	42,701
Pension	73,604	59,174
Commissions and other expenses	6,998	8,024
Tax carryforwards	1,651	10,843

Gross deferred tax assets	439,451	437,092

DEFERRED TAX LIABILITIES:
Marketable securities, principally due to net unrealized gains	361,352	284,503
Investment in bonds, principally due to differences between GAAP and tax basis	—	5,249
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	331,274	326,855
Property, plant and equipment, principally due to difference between
GAAP and tax depreciation methods	16,995	17,262
Other Liabilities	19,942	23,651

Gross deferred tax liabilities	729,563	657,520

Total net deferred tax	$(290,112)	$(220,428)

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of December 31, 2014 and 2013. However, if not utilized beforehand, approximately $1,651,000 in ordinary loss tax carryforwards will expire on December 31, 2033.

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

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Balance at December 31, 2011	$274,837	$(115,485)	$51	$159,403

Amounts reclassified from AOCI (net of tax benefit $11,700 and expense $5,572)	(21,718)	10,349	—	(11,369)
Unrealized holding gains arising during the period (net of tax expense $79,796)	148,193			148,193
Unrealized adjustment to DAC (net of tax benefit $14,035)	(26,068)			(26,068)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,370)	(4,402)			(4,402)
Actuarial loss arising during the period (net of tax benefit of $12,851)		(23,867)		(23,867)
Foreign currency adjustment (net of tax expense $65)			120	120

Balance at December 31, 2012	370,842	(129,003)	171	242,010

Amounts reclassified from AOCI (net of tax benefit $14,757 and expense $6,204)	(27,407)	11,522	—	(15,885)
Unrealized holding gains arising during the period (net of tax expense $41,970)	77,035			77,035
Unrealized adjustment to DAC (net of tax expense $20,931)	38,962			38,962
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $805)	(1,495)			(1,495)
Actuarial gain arising during the period (net of tax expense of $39,630)		73,597		73,597
Foreign currency adjustment (net of tax benefit $276)			(512)	(512)

Balance at December 31, 2013	457,937	(43,884)	(341)	413,712

Amounts reclassified from AOCI (net of tax benefit $12,379 and expense $1,547)	(22,990)	2,873	—	(20,117)
Unrealized holding gains arising during the period (net of tax expense $79,535)	147,709			147,709
Unrealized adjustment to DAC (net of tax benefit $5,986)	(8,625)			(8,625)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,166)	(5,880)			(5,880)
Actuarial loss arising during the period (net of tax benefit of $18,880)		(35,063)		(35,063)
Foreign currency adjustment (net of tax benefit $514)			(954)	(954)

Balance at December 31, 2014	$568,151	$(76,074)	$(1,295)	$490,782

16. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	Years ended December 31,
	2014	2013	2012
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(3,960,507)	(3,937,261)	(3,995,785)

Outstanding shares	26,871,942	26,895,188	26,836,664
Restricted shares	(142,667)	(190,667)	(185,334)

Unrestricted outstanding shares	26,729,275	26,704,521	26,651,330

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

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
		Weighted-		Weighted-Average		Weighted-
		Average Grant		Grant Date Fair		Average Grant
	Shares	Date Fair Value	Shares	Value	Units	Date Fair Value
Outstanding at December 31, 2011	126,769	$110.08	261,334	$102.98	69,566	$83.56
Granted	—	—	—	—	75,355	71.69
Exercised	(200)	66.76	(76,000)	88.00	(17,380)	94.47
Forfeited	(3,510)	114.02	—	—	(482)	74.85
Expired	(14,108)	100.14	—	—	—	—

Outstanding at December 31, 2012	108,951	111.31	185,334	109.13	127,059	75.06

Granted	—	—	10,000	80.05	71,084	80.05
Exercised	(19,849)	103.61	(4,667)	111.60	(76,378)	77.04
Forfeited	(334)	96.53	—	—	(396)	77.20
Expired	(14,333)	107.93	—	—	—	—

Outstanding at December 31, 2013	74,435	114.08	190,667	107.54	121,369	76.23

Granted	—	—	—	—	66,383	113.49
Exercised	(3,226)	95.54	(48,000)	108.00	(59,438)	76.53
Forfeited	—	—	—	—	(100)	113.49
Expired	(16,279)	115.11	—	—	—	—

Outstanding at December 31, 2014	54,930	114.86	142,667	107.39	128,214	95.82

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	1.78	4.02	1.78
Exercisable shares	54,747	N/A	—
Weighted-average exercise price	$114.86	$107.39	$95.82
Weighted-average exercise price exercisable shares	114.88	N/A	N/A
Compensation expense (credits)
Year ended December 31, 2014	$(23,000)	$2,963,000	$7,710,000
Year ended December 31, 2013	$374,000	$2,219,000	$12,342,000
Year ended December 31, 2012	(6,000)	2,418,000	7,752,000
Fair value of liability award
December 31, 2014	167,000	N/A	16,301,000
December 31, 2013	376,000	N/A	15,018,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

Effective December 31, 2012, the settlement provision within outstanding RSU awards was modified to allow the recipient of the awards to settle the vested RSUs in either cash or American National’s common stock. This change in the settlement provision is expected to apply to all future issuance of RSU awards. Prior to the modification, vested RSUs were converted to American National’s common stock on a one-for-one basis. This modification changes the award classification from an equity to a liability award. At the date of modification, American National recorded a liability of $7,974,000 with a corresponding reduction in additional paid-in capital. The liability will be re-measured and adjusted for changes in the fair value each reporting period through the vesting date. RSUs generally vest after a three-year graded vesting requirement. Certain awards vest over a shorter period as a result of retirement provisions. The modification, which was applied consistently to all participants, resulted in an incremental cost of $5,691,000 and $5,232,000 for the years ended December 31, 2014 and 2013, respectively.

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

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows (in thousands, except share-related data):

	Years ended December 31,
	2014	2013	2012
Weighted average shares outstanding	26,802,841	26,791,900	26,714,865
Incremental shares from RS awards and RSUs	115,829	122,691	148,809

Total shares for diluted calculations	26,918,670	26,914,591	26,863,674

Net income attributable to American National	$247,193	$268,372	$191,041
Basic earnings per share	$9.22	$10.02	$7.15
Diluted earnings per share	9.18	9.97	7.11

Statutory Capital and Surplus

Risk Based Capital (“RBC”) requirements are measures insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2014 and 2013, American National Insurance Company’s statutory capital and surplus was $2,879,154,000 and $2,667,858,000, respectively. Additionally, each of the insurance subsidiaries had statutory capital and surplus at December 31, 2014 and 2013, substantially above each individual subsidiary’s authorized control level RBC.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $62,807,000 and $58,207,000 at December 31, 2014 and 2013, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	December 31,
	2014	2013
Statutory capital and surplus
Life insurance entities	$1,904,128	$1,771,999
Property and casualty insurance entities	984,155	904,557

	Years ended December 31,
	2014	2013	2012
Statutory net income
Life insurance entities	$169,823	$191,932	$233,621
Property and casualty insurance entities	73,076	61,737	43,449

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of prior year statutory net income from operations on an annual, non-cumulative basis, or 10% of prior year statutory surplus. Under Texas insurance law, American National Insurance Company is permitted to pay total dividends of $287,915,000 during 2015, without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at December 31, 2014 and 2013.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $5,634,000 and $6,007,000 at December 31, 2014 and 2013, respectively.

During 2012, American National increased its ownership interest with a consolidated joint venture. The effect of the change in ownership interest of American National is shown below (in thousands):

	December 31,
	2014	2013	2012
Net income attributable to American National	$247,193	$268,372	$191,041

Decrease in American National’s paid-in capital for purchase of additional interest	—	—	(1,892)

Net transfers to noncontrolling interest	—	—	(1,892)
Change from net income attributable to American National and transfers to noncontrolling interest	$247,193	$268,372	$189,149

17. SEGMENT INFORMATION

Management organizes the business into five operating segments:

•	Life—markets whole, term, universal, indexed and variable life insurance on a national basis primarily through career and multiple-line agents, as well as independent agents and direct marketing channels.

•	Annuity—offers fixed, indexed, and variable annuity products. These products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.

•	Health—primary lines of business are Medicare supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.

•	Property and Casualty—writes personal, agricultural and commercial coverages and credit-related property insurance. These products are primarily sold through multiple-line and independent agents.

•	Corporate and Other—consists of net investment income from investments not allocated to the insurance segments and revenues from non-insurance operations.

The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements. All revenue and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

The following summarizes results of operations by operating segments (in thousands):

	Years ended December 31,
	2014	2013	2012
Income from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$43,352	$19,627	$34,251
Annuity	95,736	95,887	96,501
Health	25,559	25,255	18,046
Property and casualty	89,632	74,068	45,425
Corporate and other	74,467	147,633	77,522

Total	$328,746	$362,470	$271,745

Total Assets
Life	$5,573,882	$5,375,602	$5,130,612
Annuity	10,766,619	11,104,180	11,802,579
Health	526,344	500,475	498,510
Property and casualty	2,000,494	2,127,525	2,220,898
Corporate and other	4,684,697	4,217,101	3,454,475

Total	$23,552,036	$23,324,883	$23,107,074

18. PENSION AND POSTRETIREMENT BENEFITS

Pension benefits

On October 31, 2013, American National adopted certain amendments to freeze all of its remaining unfrozen defined benefit pension plans as of December 31, 2013. Prior to the plan amendments, American National had a qualified defined benefit pension plan covering virtually all employees and two non-qualified defined benefit pension plans covering executives. Effective December 31, 2013, no additional benefits accrued through these plans for additional years of service credit or future salary increase credit, and no new participants were added to the plans. Benefits earned by eligible employees prior to the effective date of the plan amendments have not been affected. The plan amendments did not result in any curtailment gain or loss.

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

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	2014	2013
Reconciliation of benefit obligation
Obligation at January 1,	$458,270	$535,313
Service cost benefits earned during period	111	19,873
Interest cost on projected benefit obligation	20,612	20,277
Plan amendments	—	(36,001)
Actuarial (gain) loss	61,906	(53,371)
Benefits paid	(27,748)	(27,821)

Obligation at December 31,	513,151	458,270

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1,	302,467	276,014
Actual return on plan assets	28,363	44,209
Employer contributions	21,097	10,065
Benefits paid	(27,748)	(27,821)

Fair value of plan assets at December 31,	324,179	302,467

Funded status at December 31,	$(188,972)	$(155,803)

The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Service cost	$111	$19,873	$17,596
Interest cost	20,612	20,277	20,579
Expected return on plan assets	(20,402)	(20,354)	(18,499)
Amortization of net actuarial loss	4,421	17,726	15,921

Net periodic benefit cost	$4,742	$37,522	$35,597

Amounts related to the defined benefit pension plans recognized as a component of OCI are shown below (in thousands):

	Years ended December 31,
	2014	2013	2012
Actuarial gain (loss)	$(49,523)	$130,953	$(20,797)
Deferred tax expense (benefit)	17,333	(45,834)	7,279

Other comprehensive income (loss), net of tax	$(32,190)	$85,119	$(13,518)

The estimated actuarial loss for the plan that will be amortized out of AOCI into the net periodic benefit cost over the next fiscal year is $9,460,000. Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2014	2013
Net actuarial loss	$(117,036)	$(67,513)
Deferred tax benefit	40,962	23,629

Amounts included in AOCI	$(76,074)	$(43,884)

The weighted average assumptions used are shown below:

	Used for Net Benefit Cost in Fiscal Year 1/1/2014 to 12/31/2014	Used for Benefit Obligations as of 12/31/2014
Discount rate	4.60%	3.70%
Rate of compensation increase	0.00	0.00
Long-term rate of return	7.45	7.45

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of ERISA. The unfunded plans will be funded out of general corporate assets when necessary. American National contributed $21,097,000, $10,065,000, and $48,531,000 to the qualified pension plan in 2014, 2013 and 2012, respectively. American National and its affiliates expect to contribute $10,100,000 to its qualified pension plan in 2015.

The following table shows pension benefit payments, which reflect expected future service as appropriate, that are expected to be paid (in thousands):

2015	29,660
2016	38,201
2017	30,339
2018	32,562
2019	29,735
2020-2022	162,306

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The fair values of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$53,768	$—	$53,768	$—
Residential mortgage-backed securities	887	—	887	—
Mutual fund	9,591	9,591	—	—
Equity securities by sector
Consumer goods	51,586	51,586	—	—
Energy and utilities	32,287	32,287	—	—
Financials	43,186	43,186	—	—
Healthcare	28,256	28,256	—	—
Industrials	16,145	16,145	—	—
Information technology	30,157	30,157	—	—
Other	31,094	31,094	—	—
Commercial paper	21,053	—	21,053	—
Unallocated group annuity contract	6,053	—	6,053	—
Other	116	28	88	—

Total	$324,179	$242,330	$81,849	$—

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

The corporate debt securities category are investment grade bonds of U.S and foreign issuers denominated and payable in U.S. dollars from diverse industries, with a maturity of 1 to 30 years. Foreign bonds in the aggregate shall not exceed 20% of the bond portfolio. Residential mortgage-backed securities represent asset-backed securities with a maturity date 1 to 30 years with a rating of NAIC 1 or 2.

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

Postretirement life and health benefits

American National provides certain health and dental benefits to a closed block of retirees and their dependents who met certain age and length of service requirements as of December 31, 1993. The primary retiree health benefit plan provides Medicare Supplemental and prescription drug benefits. The plan is contributory, with American National’s contribution limited to $40 per month for retirees and spouses with any additional contributions necessary, being made by the retirees. Under American National’s various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements. Effective June 1, 2014 Farm Family moved their life insurance coverage from a third party vendor to American National.

The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $6,740,000 and $5,050,000 at December 31, 2014 and 2013, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation. Since American National’s contributions to the cost of the retiree benefit plans are fixed, the health care cost trend rate will have no effect on the future expense or the accumulated postretirement benefit obligation.

Savings plans

American National sponsors one defined contribution (401(k) plan) for all employees. The 401(k) plan allows employees to contribute up to the maximum allowable amount as determined by the IRS. Prior to January 1, 2014, American National did not contribute the 401(k) plan. The expense associated with this plan was $12,350,000 for 2014. Effective July 8, 2014 the incentive savings plan for Farm Family was merged into American National Plan. The expense associated with the Farm Family Plan was $918,000, $1,900,000 and $1,400,000 for 2014, 2013 and 2012, respectively.

19. COMMITMENTS AND CONTINGENCIES

Commitments

American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2014, were approximately $1,883,000.

American National had aggregate commitments at December 31, 2014, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $475,295,000 of which $323,710,000 is expected to be funded in 2015. The remaining $151,585,000 will be funded in 2016 and beyond.

In September 2014, American National renewed an existing $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2014 and 2013, the outstanding letters of credit were $12,214,000 and $15,560,000, respectively, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on October 30, 2015. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2014, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $209,848,000.

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

20. RELATED PARTY TRANSACTIONS

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to/(from) American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2014	2013	2014	2013
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,234	$1,148	$6,508	$7,742
Gal-Tex Hotel Corporation	Net investment income	521	607	39	47
Greer, Herz and Adams, LLP	Other operating expenses	10,146	9,557	(309)	(284)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz Adams, L.L.P., which serves as American National’s General Counsel.

21. SELECTED QUARTERLY FINANCIAL DATA

The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Total premiums and other revenues	$772,436	$745,045	$754,786	$773,660	$746,170	$785,504	$777,198	$815,001
Total benefits, losses and expenses	697,968	682,897	688,864	689,450	651,395	664,640	683,617	719,753
Income before federal income tax and equity in earnings of unconsolidated affiliates	74,468	62,148	65,922	84,210	94,775	120,864	93,581	95,248
Provision for federal income taxes	21,487	11,317	21,558	24,803	26,749	35,759	22,237	27,762
Equity in earnings (losses) of unconsolidated affiliates, net of tax	(859)	8,577	12,659	1,076	2,735	121	(2,566)	(298)
Net income	52,122	59,408	57,023	60,483	70,761	85,226	68,778	67,188
Net income (loss) attributable to noncontrolling interest	(756)	(563)	(238)	2,314	2,877	2,613	(392)	(431)
Net income attributable to American National	52,878	59,971	57,261	58,169	67,884	82,613	69,170	67,619

Earnings per share attributable to American National
Basic	1.97	2.24	2.14	2.17	2.53	3.08	2.58	2.53
Diluted	1.96	2.23	2.12	2.16	2.52	3.07	2.57	2.51

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements—(See Item 8: Financial Statements and Supplementary Data)

(a)(2) Supplementary Data and Financial Statement Schedules—are attached hereto at the following pages	Page
I – Summary of Investments – Other than Investments in Related Parties	112
II – Condensed Financial Information of Registrant	113
III – Supplementary Insurance Information	116
IV – Reinsurance Information	117
V – Valuation and Qualifying Accounts	117

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b) Exhibits

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2012).

4.1	Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.1*	American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.2*	Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.3*	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.4*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants on or after May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.5*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants prior to May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.6*	American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.7*	Amendment to the American National Insurance Company Nonqualified Retirement Plan of Certain Salaried Employees (incorporated by reference to Exhibit No. 10.2 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.8*	American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.9*	Amendment No. 4 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.8 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.10*	Amendment No. 5 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.1 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.11*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants on or after March 4, 2011) (incorporated by reference to Exhibit No. 10.1 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.12*	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.13*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants prior to March 4, 2011) (incorporated by reference to Exhibit No. 10.9 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.14*	American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

21	Subsidiaries (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from American National Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE
COMPANY

By:	/s/ Robert L. Moody
Name:	Robert L. Moody
Title:	Chairman of the Board & Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Robert L. Moody	Chairman of the Board &	February 26, 2015
Robert L. Moody	Chief Executive Officer
(principal executive officer)

/s/ John J. Dunn, Jr.	Executive Vice President,	February 26, 2015
John J. Dunn, Jr.	Corporate Chief Financial Officer
(principal financial officer)

/s/ Arthur O. Dummer	Director	February 26, 2015
Arthur O. Dummer

/s/ James E. Pozzi	Director	February 26, 2015
James E. Pozzi

/s/ Russell S. Moody	Director	February 26, 2015
Russell S. Moody

/s/ James D. Yarbrough	Director	February 26, 2015
James D. Yarbrough

/s/ E.J. Pederson	Director	February 26, 2015
E.J. Pederson

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

	December 31, 2014
			Amount at Which
			Shown in the
			Consolidated
	Cost or	Estimated	Statement of
Type of Investment	Amortized Cost (1)	Fair Value	Financial Position
Fixed maturities
Bonds held-to-maturity
U.S. states and political subdivisions	$323,053	$349,760	$323,053
Foreign governments	29,130	30,423	29,130
Corporate debt securities	7,517,195	7,894,725	7,517,195
Residential mortgage-backed securities	336,853	357,635	336,853
Collateralized debt securities	2,232	2,470	2,232
Other debt securities	16,587	17,900	16,587
Bonds available-for-sale
U.S. treasury government	22,415	23,233	23,233
U.S. states and political subdivisions	802,846	837,616	837,616
Foreign governments	5,000	7,021	7,021
Corporate debt securities	3,812,771	4,000,049	4,000,049
Residential mortgage-backed securities	40,988	42,399	42,399
Collateralized debt securities	10,696	11,489	11,489
Equity securities
Common stocks
Consumer goods	139,683	308,915	308,915
Energy and utilities	127,071	199,344	199,344
Finance	127,443	266,608	266,608
Healthcare	74,947	212,438	212,438
Industrials	50,608	126,737	126,737
Information technology	116,956	246,229	246,229
Other	82,943	126,853	126,853
Preferred stocks	19,733	29,854	29,854
Other Investments
Mortgage loans on real estate, net of allowance	3,359,586	3,618,944	3,359,586
Investment real estate, net of accumulated depreciation	435,876		435,876
Real estate acquired in satisfaction of debt	43,186		43,186
Policy loans	405,979	405,979	405,979
Options	100,839	189,449	189,449
Other long-term investments	30,806		30,806
Short-term investments	431,000	431,000	431,000

Total investments	$18,466,422	$19,737,070	$19,559,717

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	December 31,
Condensed Statements of Financial Position	2014	2013
Assets
Fixed maturity securities	$9,567,848	$9,712,509
Mortgage loans on real estate, net of allowance	3,266,361	3,210,945
Other invested assets	1,858,444	1,895,764
Investment in subsidiaries	2,308,725	2,089,903
Deferred policy acquisition costs	1,023,778	1,041,472
Separate account assets	1,001,515	970,954
Other assets	629,531	608,773

Total assets	$19,656,202	$19,530,320

Liabilities
Policy liabilities	$3,649,554	$3,494,989
Policyholders’ account balances	9,975,383	10,398,409
Separate account liabilities	1,001,515	970,954
Other liabilities	597,617	475,394

Total liabilities	15,224,069	15,339,746

Shareholders’ equity
Common stock	30,832	30,832
Additional paid-in capital	9,248	4,650
Accumulated other comprehensive income	490,783	413,712
Retained earnings	4,003,211	3,838,821
Treasury stock, at cost	(101,941)	(97,441)

Total stockholders’ equity	4,432,133	4,190,574

Total liabilities and stockholders’ equity	$19,656,202	$19,530,320

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2014	2013	2012
Premiums and other revenues
Premiums and policy revenues	$786,823	$734,506	$685,529
Net investment income	772,355	861,354	837,503
Net realized investment gain	18,702	73,791	46,936
Other-than-temporary impairments	(41)	—	(12,825)
Other income	10,803	12,083	10,016

Total premiums and other revenues	1,588,642	1,681,734	1,567,159

Benefits, losses and expenses
Policyholder benefits	574,975	520,806	487,387
Other operating expenses	812,762	913,914	873,119

Total benefits, losses and expenses	1,387,737	1,434,720	1,360,506

Income from continuing operations before federal income tax and equity in earnings of subsidiaries	200,905	247,014	206,653

Provision for federal income taxes	62,978	50,927	72,144
Equity in earnings of subsidiaries, net of tax	109,266	72,285	56,532

Net income	$247,193	$268,372	$191,041

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in thousands)

	Years ended December 31,
Condensed Statements of Cash Flows	2014	2013	2012
OPERATING ACTIVITIES
Net income	$247,193	$268,372	$191,041
Adjustments to reconcile net income to net cash provided by operating activities
Realized investments gains	(18,702)	(73,791)	(46,936)
Other-than-temporary impairments	41	—	12,825
Amortization (accretion) of premiums, discounts and loan origination fees	3,581	1,216	(7,433)
Net capitalized interest on policy loans and mortgage loans	(27,922)	(23,864)	(22,049)
Depreciation	21,822	18,618	21,209
Interest credited to policyholders’ account balances	324,325	395,013	385,603
Charges to policyholders’ account balances	(212,690)	(199,285)	(188,009)
Deferred federal income tax (benefit) expense	16,954	(15,245)	14,336
Net income of subsidiaries	(108,133)	(63,762)	(51,716)
Equity in earnings of affiliates	3,800	(8,523)	(4,816)
Distributions from equity method investments	408	2,411	1,686
Changes in
Accrued investment income	9,801	9,336	5,916
Reinsurance recoverables	2,312	(1,025)	3,579
Prepaid reinsurance premiums	2,318	7,575	15,139
Premiums due and other receivables	3,873	9,531	4,762
Deferred policy acquisition costs	7,560	28,216	24,596
Policyholder liabilities	155,166	38,188	55,594
Liability for retirement benefits	(12,552)	12,656	(1,567)
Current tax receivable/payable	8,181	9,936	(109,736)
Other, net	(33,075)	(9,993)	3,725

Net cash provided by operating activities	394,261	405,580	307,749

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	452,846	1,207,038	980,794
Available for sale securities	625,563	599,228	446,706
Investment real estate	53,859	8,006	—
Mortgage loans	578,098	756,554	475,885
Policy loans	45,732	47,018	47,068
Other invested assets	40,791	88,883	43,410
Disposals of property and equipment	43,869	270	—
Distributions from affiliates and subsidiaries	439	10,581	15,469
Payment for the purchase/origination of
Held-to-maturity securities	(287,694)	(701,776)	(891,257)
Available for sale securities	(572,299)	(556,940)	(382,652)
Investment real estate	(23,959)	(28,882)	(18,281)
Mortgage loans	(633,401)	(908,512)	(642,227)
Policy loans	(23,621)	(21,682)	(29,676)
Other invested assets	(43,423)	(46,168)	(45,206)
Additions to property and equipment	(56,651)	(5,991)	(16,714)
Contributions to unconsolidated affiliates	(1,035)	(949)	(5,207)
Change in short-term investments	4,518	(401,682)	244,931
Change in investment in subsidiaries	—	—	(33,338)
Other, net	24,636	1,642	(388)

Net cash provided by investing activities	228,268	46,638	189,317

FINANCING ACTIVITIES
Policyholders’ account deposits	941,400	835,942	1,056,526
Policyholders’ account withdrawals	(1,479,004)	(1,420,675)	(1,244,382)
Dividends to stockholders	(82,805)	(82,831)	(82,657)

Net cash used in financing activities	(620,409)	(667,564)	(270,513)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,120	(215,346)	226,553
Beginning of the year	46,326	261,672	35,119

End of year	$48,446	$46,326	$261,672

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

		Future Policy
		Benefits, Policyholders’
		Account Balances				Benefits,	Amortization
	Deferred	Benefits, Policy and				Claims, Losses	of Deferred
	Policy	Contract Claims			Net	and	Policy	Other
	Acquisition	and Other	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Policyholder Funds	Premiums	Revenue	Income (1)	Expenses	Costs	Expenses (2)	Written
2014
Life	$711,469	$4,728,166	$35,524	$307,771	$232,389	$351,271	$78,181	$194,927	$—
Annuity	382,441	10,286,205	—	190,357	545,887	234,173	79,135	56,487	—
Health	47,784	353,155	46,137	216,868	11,692	144,799	18,966	43,261	—
Property & Casualty	111,850	890,901	673,390	1,100,975	58,843	745,540	223,658	130,655	1,109,029
Corportate & Other	—	—	—	—	84,047	—	—	60,535	—

Total	$1,253,544	$16,258,427	$755,051	$1,815,971	$932,858	$1,475,783	$399,940	$485,865	$1,109,029

2013
Life	$684,084	$4,567,772	$35,935	$293,173	$230,763	$345,566	$82,658	$207,520	$—
Annuity	424,158	10,641,769	—	155,162	632,536	193,840	85,756	63,326	—
Health	47,220	352,412	48,269	212,931	11,314	139,762	15,249	46,646	—
Property & Casualty	122,271	896,819	655,674	1,074,260	66,632	746,636	225,131	128,437	1,069,694
Corportate & Other	—	—	—	—	75,565	—	—	57,122	—

Total	$1,277,733	$16,458,772	$739,878	$1,735,526	$1,016,810	$1,425,804	$408,794	$503,051	$1,069,694

2012
Life	$653,416	$4,407,753	$36,056	$281,621	$235,712	$340,003	$73,710	$183,040	$—
Annuity	406,540	11,035,348	—	116,393	603,349	156,619	90,523	45,317	—
Health	49,206	376,173	50,366	223,773	11,789	155,825	16,908	44,966	—
Property & Casualty	138,513	896,660	671,110	1,082,386	69,604	793,281	227,749	120,888	1,047,211
Corportate & Other	—	—	—	—	64,944	—	—	61,535	—

Total	$1,247,675	$16,715,934	$757,532	$1,704,173	$985,398	$1,445,728	$408,890	$455,746	$1,047,211

(1)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital & surplus.
(2)	Identifiable expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium ratio within the respective lines.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

(in thousands)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net
Year Ended December 31, 2014
Life insurance in-force	$85,570,057	$30,007,131	$6,007	$55,568,933	0.0%

Premiums earned
Life and annuity	$594,568	$96,577	$137	$498,128	0.0
Accident and health	271,004	274,368	220,232	216,868	101.6
Property and casualty	1,183,875	89,607	6,707	1,100,975	0.6

Total premiums	$2,049,447	$460,552	$227,076	$1,815,971	12.5

Year Ended December 31, 2013
Life insurance in-force	$80,038,270	$30,577,123	$32,019	$49,493,166	0.1

Premiums earned
Life and annuity	$541,025	$93,240	$550	$448,335	0.1
Accident and health	271,847	240,505	181,589	212,931	85.3
Property and casualty	1,157,528	90,196	6,928	1,074,260	0.6

Total premiums	$1,970,400	$423,941	$189,067	$1,735,526	10.9

Year Ended December 31, 2012
Life insurance in-force	$72,884,984	$30,477,364	$103,576	$42,511,196	0.2

Premiums earned
Life and annuity	$488,891	$93,066	$2,189	$398,014	0.5
Accident and health	269,373	197,759	152,159	223,773	68.0
Property and casualty	1,212,814	135,598	5,170	1,082,386	0.5

Total premiums	$1,971,078	$426,423	$159,518	$1,704,173	9.4%

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

		Additions	Deductions
	Balance at				Balance at
	Beginning of	Charged to		Change in	End of
	Period	Expense	Written off	Estimate (1)	Period
2014
Investment valuation allowances:
Mortgage loans on real estate	$12,181	$5,679	$—	$—	$17,860

2013
Investment valuation allowances:
Mortgage loans on real estate	$12,012	$171	$—	$(2)	$12,181

2012
Investment valuation allowances:
Mortgage loans on real estate	$11,321	$2,973	$(2,277)	$(5)	$12,012

(1)	Decrease in the required valuation allowance for mortgage loans as a result of changes to the estimate in calculating the mortgage loan allowance based on enhanced methodology.

See accompanying Report of Independent Registered Public Accounting Firm.