Form 10-K/A
period 2014-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2015-03-02
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K, which was inadvertently omitted from the filing due to a technical glitch. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No changes have been made to the Form 10-K other than the inclusion of Exhibit 101. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY

By:	/s/ John J. Dunn Jr.
Name:	John J. Dunn Jr.
Title:	Executive Vice President, Corporate Chief Financial Officer (principal financial officer)

Date: March 2, 2015

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit Number	Basic Documents

101	The following financial information from American National Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.