Form 10-Q
period 2015-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2015-05-08
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of May 5, 2015, there were 26,894,101 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
		(As Adjusted)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $8,482,362 and $8,652,913)	$7,969,007	$8,225,050
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,796,596 and $4,694,716)	5,070,780	4,921,807
Equity securities, at fair value (Cost $756,460 and $739,384)	1,521,619	1,516,978
Mortgage loans on real estate, net of allowance	3,344,260	3,359,586
Policy loans	406,394	405,979
Investment real estate, net of accumulated depreciation of $196,303 and $193,611	501,992	479,062
Short-term investments	520,333	431,000
Other invested assets	216,981	220,255

Total investments	19,551,366	19,559,717

Cash and cash equivalents	170,017	209,455
Investments in unconsolidated affiliates	345,675	311,779
Accrued investment income	184,337	185,943
Reinsurance recoverables	415,872	428,654
Prepaid reinsurance premiums	55,181	56,019
Premiums due and other receivables	295,304	280,587
Deferred policy acquisition costs	1,233,034	1,253,544
Property and equipment, net	117,877	110,794
Current tax receivable	—	8,669
Other assets	175,166	137,856
Separate account assets	992,970	1,001,515

Total assets	$23,536,799	$23,544,532

LIABILITIES
Future policy benefits
Life	$2,787,668	$2,770,232
Annuity	1,030,933	1,006,748
Accident and health	56,368	58,364
Policyholders’ account balances	10,604,889	10,781,285
Policy and contract claims	1,296,887	1,297,708
Unearned premium reserve	763,636	755,051
Other policyholder funds	356,776	344,090
Liability for retirement benefits	200,060	195,712
Notes payable	116,435	108,177
Current tax liability	24,204	—
Deferred tax liabilities, net	302,505	287,175
Other liabilities	471,914	498,528
Separate account liabilities	992,970	1,001,515

Total liabilities	19,005,245	19,104,585

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449, Outstanding 26,896,982 and 26,871,942 shares	30,832	30,832
Additional paid-in capital	11,603	9,248
Accumulated other comprehensive income	498,223	490,782
Retained earnings	4,080,915	3,998,642
Treasury stock, at cost	(101,698)	(101,941)

Total American National stockholders’ equity	4,519,875	4,427,563
Noncontrolling interest	11,679	12,384

Total stockholders’ equity	4,531,554	4,439,947

Total liabilities and stockholders’ equity	$23,536,799	$23,544,532

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended March 31,
	2015	2014
		(As Adjusted)
PREMIUMS AND OTHER REVENUE
Premiums
Life	$72,082	$71,995
Annuity	41,443	66,936
Accident and health	51,837	55,336
Property and casualty	276,481	270,608
Other policy revenues	57,524	55,927
Net investment income	209,213	218,823
Net realized investment gains	39,302	26,446
Other-than-temporary impairments	(25)	(975)
Other income	8,710	7,340

Total premiums and other revenues	756,567	772,436

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	88,004	91,280
Annuity	54,367	77,452
Claims incurred
Accident and health	31,797	43,929
Property and casualty	192,252	178,512
Interest credited to policyholders’ account balances	75,753	83,412
Commissions for acquiring and servicing policies	93,115	98,435
Other operating expenses	123,458	118,524
Change in deferred policy acquisition costs	6,462	6,424

Total benefits, losses and expenses	665,208	697,968

Income before federal income tax and equity in earnings/losses of unconsolidated affiliates	91,359	74,468

Less: Provision for federal income taxes
Current	15,588	13,781
Deferred	10,298	9,127

Total provision for federal income taxes	25,886	22,908
Equity in earnings (losses) of unconsolidated affiliates, net of tax	36,780	(62)

Net income	102,253	51,498
Less: Net income attributable to noncontrolling interest, net of tax	(729)	(756)

Net income attributable to American National	$102,982	$52,254

Amounts available to American National common stockholders
Earnings per share
Basic	$3.84	$1.95
Diluted	3.82	1.94
Cash dividends to common stockholders	0.77	0.77
Weighted average common shares outstanding	26,818,215	26,792,281
Weighted average common shares outstanding and dilutive potential common shares	26,964,350	26,925,152

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three months ended March 31,
	2015	2014
		(As Adjusted)
Net income	$102,253	$51,498

Other comprehensive income, net of tax
Change in net unrealized gain (losses) on securities	7,836	33,834
Foreign currency transaction and translation adjustments	(1,838)	(966)
Defined pension benefit plan adjustment	1,443	717

Other comprehensive income, net of tax	7,441	33,585

Total comprehensive income	109,694	85,083
Less: Comprehensive income (loss) attributable to noncontrolling interest	(729)	(756)

Total comprehensive income attributable to American National	$110,423	$85,839

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands, except for per share data)

	Three months ended March 31,
	2015	2014
		(As Adjusted)
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	9,248	4,650
Reissuance of treasury shares	1,978	1,621
Amortization of restricted stock	377	505

Balance at end of period	11,603	6,776

Accumulated Other Comprehensive Income
Balance as of January 1,	490,782	413,712
Other comprehensive income	7,441	33,585

Balance at end of the period	498,223	447,297

Retained Earnings
Balance as of January 1,	3,998,644	3,836,112
Net income attributable to American National	102,982	52,254
Cash dividends to common stockholders	(20,711)	(20,731)

Balance at end of the period	4,080,915	3,867,635

Treasury Stock
Balance as of January 1,	(101,941)	(97,441)
Reissuance of treasury shares	243	222

Balance at end of the period	(101,698)	(97,219)

Noncontrolling Interest
Balance as of January 1,	12,384	12,757
Contributions	24	42
Loss attributable to noncontrolling interest	(729)	(756)
Cumulative tax adjustment	—	(507)

Balance at end of the period	11,679	11,536

Total Stockholders’ Equity	$4,531,554	$4,266,857

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2015	2014
		(As Adjusted)
OPERATING ACTIVITIES
Net income	$102,253	$51,498
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(39,302)	(26,446)
Other-than-temporary impairments	25	975
Amortization (accretion) of premiums, discounts and loan origination fees	977	3,400
Net capitalized interest on policy loans and mortgage loans	(7,708)	(8,298)
Depreciation	10,896	7,350
Interest credited to policyholders’ account balances	75,753	83,412
Charges to policyholders’ account balances	(57,524)	(55,927)
Deferred federal income tax expense	10,298	9,127
Equity in (earnings) losses of unconsolidated affiliates	(36,780)	62
Distributions from equity method investments	199	2,688
Changes in
Policyholder liabilities	57,193	94,640
Deferred policy acquisition costs	6,462	6,424
Reinsurance recoverables	12,782	4,436
Premiums due and other receivables	(15,042)	4,245
Prepaid reinsurance premiums	838	3,174
Accrued investment income	1,606	(9,936)
Current tax receivable/payable	32,873	8,869
Liability for retirement benefits	4,348	(12,854)
Other, net	(37,413)	19,224

Net cash provided by operating activities	122,734	186,063

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	319,361	176,063
Available-for-sale securities	120,746	292,496
Investment real estate	10,821	27,650
Mortgage loans	167,304	85,094
Policy loans	13,929	13,357
Other invested assets	6,080	28,700
Disposals of property and equipment	800	157
Distributions from unconsolidated affiliates	24,465	994
Payment for the purchase/origination of
Held-to-maturity securities	(85,733)	(193,554)
Available-for-sale securities	(236,077)	(487,904)
Investment real estate	(16,533)	(5,539)
Mortgage loans	(155,138)	(81,600)
Policy loans	(6,134)	(5,524)
Other invested assets	(3,729)	(4,640)
Additions to property and equipment	(13,580)	(5,449)
Contributions to unconsolidated affiliates	(24,668)	(17,260)
Change in short-term investments	(89,333)	249,785
Other, net	12,301	4,225

Net cash provided by investing activities	44,882	77,051

FINANCING ACTIVITIES
Policyholders’ account deposits	212,245	265,636
Policyholders’ account withdrawals	(406,870)	(455,999)
Change in notes payable	8,258	(783)
Dividends to stockholders	(20,711)	(20,731)
Proceeds from (payments to) noncontrolling interest	24	42

Net cash used in financing activities	(207,054)	(211,835)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,438)	51,279
Beginning of the period	209,455	117,946

End of period	$170,017	$169,225

See accompanying notes to the consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

American National Insurance Company and its consolidated subsidiaries (collectively “American National” or “the Company”) offer a broad spectrum of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia and Puerto Rico.

Note 2 – Summary of Significant Accounting Policies and Practices

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

The interim consolidated financial statements and notes herein are unaudited and reflect all adjustments which management considers necessary for the fair presentation of the interim consolidated statements of financial position, operations, comprehensive income, changes in stockholders’ equity, and cash flows.

The interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards—The Financial Accounting Standards Board (“FASB”) issued the following accounting guidance relevant to American National:

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The new standard allows a proportional amortization approach and treats the net investment performance as a component of income tax expense. Previously, these investments were accounted for under the equity method that records changes to investment value as a component of investment income and generates a deferred tax balance until the investment terminates. American National adopted this standard effective January 1, 2015, with retrospective adoption back to January 1, 2013. Accordingly, upon adoption the investment in unconsolidated affiliates asset was reduced by $7,504,000 with a release of a related deferred tax liability of $2,937,000 resulting in a $4,567,000 reduction in the opening balance of stockholders’ equity at January 1, 2015.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

Financial statement amounts previously reported were revised as shown below (in thousands):

	As of December 31, 2014
	As Reported	As Adjusted	Effect of Change
Investments in unconsolidated affiliates	$319,283	$311,779	$(7,504)
Deferred tax liabilities, net	290,112	287,175	(2,937)
Retained earnings	4,003,209	3,998,642	(4,567)

	Three months ended March 31, 2014
	As Reported	As Adjusted	Effect of Change
Provision for federal income taxes, current	$12,360	$13,781	$1,421
Equity in earnings (losses) of unconsolidated affiliates, net of tax	(859)	(62)	797
Net income attributable to American National	52,878	52,254	(624)

American National held investments in Qualified Affordable Housing Projects totaling $34,064,000 and $27,595,000 as of March 31, 2015 and December 31, 2014, respectively. For the three month periods ending March 31, 2015 and March 31, 2014, American National recognized tax credits and other tax benefits of $1,923,000 and $1,551,000, respectively, and amortized cost of $1,945,000 and $1,897,000, relating to these investments. At March 31, 2015 American National had commitments to provide additional funding to these investments during the following fiscal years as follows:

Expected year of payment	2015	2016	2017	2018	2019	Total
Equity commitments (in thousands)	$10,885	4,148	1,314	726	1,078	$18,151

Future Adoption of New Accounting Standards—The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in U.S. GAAP. Insurance contracts are excluded from the scope of the new guidance. For those contracts which are impacted by the guidance, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The guidance is effective for reporting periods beginning after December 15, 2016 (although the FASB has proposed a delay until 2018) and is to be applied retrospectively. Early adoption before 2017 is not permitted. Expected amendments to the standard include new practical expedients and clarifications to the guidance. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s financial statements.

In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept and separate presentation of extraordinary and unusual items. The new guidance is effective for calendar years beginning after December 15, 2015. The impact of the adoption is not expected to be material to the Company’s financial statements.

In February 2015, the FASB issued guidance that amends the consolidation analysis. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. The guidance eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. The amended guidance is effective for reporting periods beginning after December 15, 2015. The impact of the adoption is not expected to be material to the Company’s financial statements.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$313,543	$29,479	$(37)	$342,985
Foreign governments	4,132	1,110	—	5,242
Corporate debt securities	7,311,516	486,417	(28,013)	7,769,920
Residential mortgage-backed securities	321,700	24,123	(1,045)	344,778
Commercial mortgage-backed securities	—	—	—	—
Collateralized debt securities	1,935	190	—	2,125
Other debt securities	16,181	1,131	—	17,312

Total bonds held-to-maturity	7,969,007	542,450	(29,095)	8,482,362

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,051	881	(3)	24,929
U.S. states and political subdivisions	851,970	38,641	(1,084)	889,527
Foreign governments	5,000	2,105	—	7,105
Corporate debt securities	3,868,058	239,285	(8,035)	4,099,308
Residential mortgage-backed securities	37,090	1,964	(297)	38,757
Collateralized debt securities	10,427	735	(8)	11,154

Total bonds available-for-sale	4,796,596	283,611	(9,427)	5,070,780

Equity securities
Common stock	736,727	766,362	(13,234)	1,489,855
Preferred stock	19,733	12,031	—	31,764

Total equity securities	756,460	778,393	(13,234)	1,521,619

Total investments in securities	$13,522,063	$1,604,454	$(51,756)	$15,074,761

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$323,053	$26,800	$(93)	$349,760
Foreign governments	29,130	1,293	—	30,423
Corporate debt securities	7,517,195	424,845	(47,315)	7,894,725
Residential mortgage-backed securities	336,853	22,317	(1,535)	357,635
Commercial mortgage-backed securities	—	—	—	—
Collateralized debt securities	2,232	238	—	2,470
Other debt securities	16,587	1,313	—	17,900

Total bonds held-to-maturity	8,225,050	476,806	(48,943)	8,652,913

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,415	825	(7)	23,233
U.S. states and political subdivisions	802,846	36,151	(1,381)	837,616
Foreign governments	5,000	2,021	—	7,021
Corporate debt securities	3,812,771	203,048	(15,770)	4,000,049
Residential mortgage-backed securities	40,988	1,903	(492)	42,399
Collateralized debt securities	10,696	863	(70)	11,489

Total bonds available-for-sale	4,694,716	244,811	(17,720)	4,921,807

Equity securities
Common stock	719,651	774,650	(7,176)	1,487,125
Preferred stock	19,733	10,121	(1)	29,853

Total equity securities	739,384	784,771	(7,177)	1,516,978

Total investments in securities	$13,659,150	$1,506,388	$(73,840)	$15,091,698

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2015
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$763,705	$778,027	$347,014	$355,345
Due after one year through five years	2,022,357	2,235,239	837,834	909,750
Due after five years through ten years	4,796,691	5,054,077	3,063,953	3,237,161
Due after ten years	380,404	409,994	542,795	563,574
Without single maturity date	5,850	5,025	5,000	4,950

Total	$7,969,007	$8,482,362	$4,796,596	$5,070,780

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2015	2014
Proceeds from sales of available-for-sale securities	$15,582	$81,664
Gross realized gains	6,783	19,943
Gross realized losses	—	(2,122)

Gains and losses are determined using specific identification of the securities sold. During the three months ended March 31, 2015 there were no bonds transferred from held-to-maturity to available-for-sale. During the three months ended March 31, 2014 bonds with a carrying value of $14,818,000, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. Unrealized gains of $339,000 were established following the transfer at fair value.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Three months ended March 31,
	2015	2014
Bonds available-for-sale	$47,093	$55,574
Equity securities	(12,435)	15,517

Change in net unrealized gains (losses) on securities during the year	34,658	71,091
Adjustments for
Deferred policy acquisition costs	(14,048)	(12,638)
Participating policyholders’ interest	(2,882)	(4,751)
Deferred federal income tax expense	(9,892)	(19,868)

Change in net unrealized gains (losses) on securities, net of tax	$7,836	$33,834

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	March 31, 2015
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$—	$—	$(37)	$134	$(37)	$134
Corporate debt securities	(14,690)	501,908	(13,323)	227,587	(28,013)	729,495
Residential mortgage-backed securities	(251)	16,343	(794)	14,158	(1,045)	30,501

Total bonds held-to-maturity	(14,941)	518,251	(14,154)	241,879	(29,095)	760,130

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(3)	6,046	—	—	(3)	6,046
U.S. states and political subdivisions	(895)	94,492	(189)	2,817	(1,084)	97,309
Corporate debt securities	(6,847)	330,836	(1,188)	77,730	(8,035)	408,566
Residential mortgage-backed securities	(190)	17,862	(107)	1,569	(297)	19,431
Collateralized debt securities	(1)	248	(7)	319	(8)	567

Total bonds available-for-sale	(7,936)	449,484	(1,491)	82,435	(9,427)	531,919

Equity securities
Common stock	(13,234)	72,577	—	—	(13,234)	72,577
Preferred stock	—	—	—	—	—	—

Total equity securities	(13,234)	72,577	—	—	(13,234)	72,577

Total	$(36,111)	$1,040,312	$(15,645)	$324,314	$(51,756)	$1,364,626

	December 31, 2014
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$3,388	$(56)	$2,465	$(93)	$5,853
Corporate debt securities	(20,575)	523,766	(26,740)	662,362	(47,315)	1,186,128
Residential mortgage-backed securities	(232)	12,186	(1,303)	31,163	(1,535)	43,349

Total bonds held-to-maturity	(20,844)	539,340	(28,099)	695,990	(48,943)	1,235,330

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(7)	14,552	—	—	(7)	14,552
U.S. states and political subdivisions	(166)	27,719	(1,215)	78,851	(1,381)	106,570
Corporate debt securities	(8,852)	384,451	(6,918)	288,808	(15,770)	673,259
Residential mortgage-backed securities	(170)	9,386	(322)	14,042	(492)	23,428
Collateralized debt securities	(63)	2,033	(7)	339	(70)	2,372

Total bonds available-for-sale	(9,258)	438,141	(8,462)	382,040	(17,720)	820,181

Equity securities
Common stock	(7,176)	43,907	—	—	(7,176)	43,907
Preferred stock	(1)	—	—	—	(1)	—

Total equity securities	(7,177)	43,907	—	—	(7,177)	43,907

Total	$(37,279)	$1,021,388	$(36,561)	$1,078,030	$(73,840)	$2,099,418

As of March 31, 2015, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

Bonds distributed by credit quality rating, using both S&P and Moody’s ratings, are shown below:

	March 31, 2015	December 31, 2014
AAA	5.1%	5.0%
AA	12.3	12.8
A	39.9	39.4
BBB	39.1	39.5
BB and below	3.6	3.3

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	March 31, 2015	December 31, 2014
Consumer goods	21.1%	20.4%
Energy and utilities	15.1	13.3
Financials	19.3	19.1
Healthcare	15.0	14.0
Industrials	8.4	8.4
Information technology	15.5	16.2
Other	5.6	8.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the property-type and location of the underlying collateral. The distribution based on carrying amount of mortgage loans by property-type and location are as follows:

	March 31, 2015	December 31, 2014
Hotel and motel	10.4%	10.8%
Industrial	20.9	20.9
Office	36.8	36.1
Retail	17.5	18.1
Other	14.4	14.1

Total	100.0%	100.0%

	March 31, 2015	December 31, 2014
East North Central	19.8%	19.4%
East South Central	5.1	5.0
Mountain	11.0	11.0
Pacific	9.6	10.8
South Atlantic	22.6	21.9
West South Central	25.4	24.9
Other	6.5	7.0

Total	100.0%	100.0%

As of March 31, 2015, American National had foreclosed on one loan with a recorded investment of $5,945,000; there were no loans foreclosed for the same period in 2014. American National sold no commercial loans for the three months ended March 31, 2015 and 2014.

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of each borrower. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due commercial mortgage loans is shown below (in thousands):

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans

Industrial	$—	$—	$—	$—	$701,712	$701,712
Office	—	—	13,383	13,383	1,226,713	1,240,096
Retail	—	—	—	—	587,088	587,088
Other	—	—	—	—	833,748	833,748

Total	$—	$—	$13,383	$13,383	$3,349,261	3,362,644

Allowance for loan losses						18,384

Mortgage loans on real estate, net of allowance						$3,344,260

December 31, 2014
Industrial	$—	$—	$—	$—	$702,541	$702,541
Office	—	—	19,327	19,327	1,201,833	1,221,160
Retail	—	—	—	—	615,813	615,813
Other	—	—	—	—	837,932	837,932

Total	$—	$—	$19,327	$19,327	$3,358,119	$3,377,446

Allowance for loan losses						17,860

Mortgage loans on real estate, net of allowance						$3,359,586

Total mortgage loans are net of unamortized discounts of $608,000 and $658,000 and unamortized origination fees of $14,574,000 and $15,659,000 at March 31, 2015 and December 31, 2014, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Three months ended March 31,
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
Beginning balance, 2015	$12,277	$5,583
Change in allowance	(1,078)	1,602

Ending balance, 2015	$11,199	$7,185

At March 31, 2015 and December 31, 2014, the recorded investment for loans collectively evaluated for impairment was $3,330,569,000 and $3,321,241,000, respectively, and the recorded investment for loans individually evaluated for impairment was $32,075,000 and $56,205,000, respectively.

Note 5 – Mortgage Loans – (Continued)

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	Three months ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Office	$9,979	$209	$—	$—
Industrial	1,100	37	—	—
Retail	—	—	493	—

Total	$11,079	$246	$493	$—

Without an allowance recorded
Office	$20,996	$341	$12,377	$204
Industrial	—	—	2,721	45
Other	—	—	1,410	17

Total	$20,996	$341	$16,508	$266

	March 31, 2015		December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
With an allowance recorded
Office	$9,979	$13,383	$26,563	$31,653
Industrial	1,100	2,702	—
Retail	—	—	—	493

Total	$11,079	$16,085	$26,563	$32,146

Without an allowance recorded
Office	$20,996	$20,996	$26,941	$26,941
Industrial	—	—	2,702	2,702

Total	$20,996	$20,996	$29,643	$29,643

Troubled Debt Restructurings

American National has granted concessions which are classified as troubled debt restructurings to mortgage loan borrowers. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

The number of mortgage loans and recorded investment in troubled debt restructuring are as follows:

	Three months ended March 31,
	2015			2014
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification
Office	—	—	—	1	$6,432	$6,432

There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Investment Real Estate

Investment real estate by property-type and geographic distribution are as follows:

	March 31, 2015	December 31, 2014
Industrial	12.7%	13.0%
Office	27.2	25.0
Retail	43.2	44.1
Other	16.9	17.9

Total	100.0%	100.0%

	March 31, 2015	December 31, 2014
East North Central	6.7%	4.5%
East South Central	4.2	4.6
Mountain	9.1	9.6
Pacific	6.6	7.1
South Atlantic	11.7	12.2
West South Central	55.7	55.6
Other	6.0	6.4

Total	100.0%	100.0%

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2015 or 2014.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	March 31, 2015	December 31, 2014
Investment real estate	$153,777	$140,032
Short-term investments	1	1
Cash and cash equivalents	2,293	2,495
Accrued investment income	—	683
Other receivables	7,998	7,999
Other assets	9,357	8,483

Total assets of consolidated VIEs	$173,426	$159,693

Notes payable	$116,435	$108,177
Other liabilities	12,287	8,954

Total liabilities of consolidated VIEs	$128,722	$117,131

Note 6 – Investment Real Estate – (Continued)

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $15,031,000 and $15,016,000 at March 31, 2015 and December 31, 2014, respectively. The total long-term portion of notes payable consists of four notes with the following interest rates: 4.0%, prime plus .5%, and two notes with adjusted LIBOR plus LIBOR margin. Of the long-term notes payable, $9,375,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$138,667	$138,667	$157,620	$157,620
Mortgage loans	198,272	198,272	172,408	172,408
Accrued investment income	847	847	721	721

As of March 31, 2015, a real estate investment with a carrying value of $4,027,000 was classified as held for sale.

Note 7 – Derivative Instruments

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

		March 31, 2015			December 31, 2014
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	448	$1,129,800	$188,006	436	$1,095,300	$189,449
Equity-indexed embedded derivative	Policyholders’ account balances	44,085	987,100	208,412	42,287	961,300	208,187

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended March 31,
		2015	2014
Equity-indexed options	Net investment income	$1,131	$3,985
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(1,196)	(2,896)

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended March 31,
	2015	2014
Bonds	$143,741	$151,516
Equity securities	8,467	9,084
Mortgage loans	49,499	51,454
Real estate	(1,753)	(4,971)
Options	1,131	3,985
Other invested assets	8,128	7,755

Total	$209,213	$218,823

Realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2015	2014
Bonds	$1,298	$16,619
Equity securities	28,627	6,531
Mortgage loans	(524)	(728)
Real estate	9,911	4,963
Other invested assets	(10)	(939)

Total	$39,302	$26,446

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended March 31,
	2015	2014
Bonds	$—	$(41)
Equity securities	(25)	(934)

Total	$(25)	$(975)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,969,007	$8,482,362	$8,225,050	$8,652,913
Fixed maturity securities, bonds available-for-sale	5,070,780	5,070,780	4,921,807	4,921,807
Equity securities	1,521,619	1,521,619	1,516,978	1,516,978
Equity-indexed options	188,006	188,006	189,449	189,449
Mortgage loans on real estate, net of allowance	3,344,260	3,558,237	3,359,586	3,618,944
Policy loans	406,394	406,394	405,979	405,979
Short-term investments	520,333	520,333	431,000	431,000
Separate account assets	992,970	992,970	1,001,515	1,001,515

Total financial assets	$20,013,369	$20,740,701	$20,051,364	$20,738,585

Financial liabilities
Investment contracts	$8,705,429	$8,705,429	$8,894,747	$8,894,747
Embedded derivative liability for equity-indexed contracts	208,412	208,412	208,187	208,187
Notes payable	116,435	116,435	108,177	108,177
Separate account liabilities	992,970	992,970	1,001,515	1,001,515

Total financial liabilities	$10,023,246	$10,023,246	$10,212,626	$10,212,626

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

Note 9 – Fair Value of Financial Instruments – (Continued)

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At March 31, 2015 and December 31, 2014, the one year implied volatility used to estimate embedded derivative value was 16.7% and 17.3%, respectively.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$342,985	$—	$342,985	$—
Foreign governments	5,242	—	5,242	—
Corporate debt securities	7,769,920	—	7,714,782	55,138
Residential mortgage-backed securities	344,778	—	343,826	952
Collateralized debt securities	2,125	—	—	2,125
Other debt securities	17,312	—	12,842	4,470

Total bonds held-to-maturity	8,482,362	—	8,419,677	62,685

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,929	—	24,929	—
U.S. states and political subdivisions	889,527	—	887,027	2,500
Foreign governments	7,105	—	7,105	—
Corporate debt securities	4,099,308	—	4,040,371	58,937
Residential mortgage-backed securities	38,757	—	36,831	1,926
Collateralized debt securities	11,154	—	9,218	1,936

Total bonds available-for-sale	5,070,780	—	5,005,481	65,299

Equity securities
Common stock	1,489,856	1,489,856	—	—
Preferred stock	31,763	31,763	—	—

Total equity securities	1,521,619	1,521,619	—	—

Options	188,006	—	—	188,006
Mortgage loans on real estate	3,558,237	—	3,558,237	—
Policy loans	406,394	—	—	406,394
Short-term investments	520,333	—	520,333	—
Separate account assets	992,970	—	992,970	—

Total financial assets	$20,740,701	$1,521,619	$18,496,698	$722,384

Financial liabilities
Investment contracts	$8,705,429	$—	$—	$8,705,429
Embedded derivative liability for equity-indexed contracts	208,412	—	—	208,412
Notes payable	116,435	—	—	116,435
Separate account liabilities	992,970	—	992,970	—

Total financial liabilities	$10,023,246	$—	$992,970	$9,030,276

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2014
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$349,760	$—	$349,760	$—
Foreign governments	30,423	—	30,423	—
Corporate debt securities	7,894,725	—	7,833,564	61,161
Residential mortgage-backed securities	357,635	—	356,670	965
Collateralized debt securities	2,470	—	—	2,470
Other debt securities	17,900	—	12,975	4,925

Total bonds held-to-maturity	8,652,913	—	8,583,392	69,521

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	23,233	—	23,233	—
U.S. states and political subdivisions	837,616	—	835,106	2,510
Foreign governments	7,021	—	7,021	—
Corporate debt securities	4,000,049	—	3,941,925	58,124
Residential mortgage-backed securities	42,399	—	40,473	1,926
Collateralized debt securities	11,489	—	9,616	1,873

Total bonds available-for-sale	4,921,807	—	4,857,374	64,433

Equity securities
Common stock	1,487,125	1,487,125	—	—
Preferred stock	29,853	29,853	—	—

Total equity securities	1,516,978	1,516,978	—	—

Options	189,449	—	—	189,449
Mortgage loans on real estate	3,618,944	—	3,618,944	—
Policy loans	405,979	—	—	405,979
Short-term investments	431,000	—	431,000	—
Separate account assets	1,001,515	—	1,001,515	—

Total financial assets	$20,738,585	$1,516,978	$18,492,225	$729,382

Financial liabilities
Investment contracts	$8,894,747	$—	$—	$8,894,747
Embedded derivative liability for equity-indexed contracts	208,187	—	—	208,187
Notes payable	108,177	—	—	108,177
Separate account liabilities	1,001,515	—	1,001,515	—

Total financial liabilities	$10,212,626	$—	$1,001,515	$9,211,111

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended March 31,
	Assets		Liability
	Investment Securities	Equity- Indexed Options	Embedded Derivative
Beginning balance, 2015	$64,433	$189,449	$208,187

Total realized and unrealized investment gains (losses) included in other comprehensive income	937	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain (loss) for derivatives included in net investment income	—	(743)	—
Net change included in interest credited	—	—	1,196
Purchases, sales and settlements or maturities
Purchases	—	3,763	—
Sales	(61)	—	—
Settlements or maturities	(10)	(4,463)	—
Premiums less benefits	—	—	(971)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	—	—	—

Ending balance March 31, 2015	$65,299	$188,006	$208,412

Beginning balance, 2014	$48,304	$164,753	$148,435
Total realized and unrealized investment gains (losses) included in other comprehensive income	(12,194)	—	—
Net fair value change included in realized gains (losses)	13,056	—	—
Net gain (loss) for derivatives included in net investment income	—	2,112	—
Net change included in interest credited	—	—	2,896
Purchases, sales and settlements or maturities
Purchases	—	4,673	—
Sales	(37,188)	—	—
Settlements or maturities	(5)	(25,391)	—
Premiums less benefits	—	—	3,860
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	—	—	—

Ending balance March 31, 2014	$11,973	$146,147	$155,191

Within the net gain (loss) for derivatives included in net investment income were unrealized gains (losses) of $(3,309,000) and $(11,397,000) relating to assets still held at March 31, 2015 and 2014, respectively.

There were no transfers between fair value hierarchies during the three months ended March 31, 2015 or 2014.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Beginning balance, 2015	$711,469	$382,441	$47,784	$111,850	$1,253,544
Additions	25,038	8,955	3,954	55,595	93,542
Amortization	(17,624)	(20,429)	(5,079)	(56,872)	(100,004)
Effect of change in unrealized gains on available-for-sale securities	(2,883)	(11,165)	—	—	(14,048)

Net change	4,531	(22,639)	(1,125)	(1,277)	(20,510)

Ending balance at March 31, 2015	$716,000	$359,802	$46,659	$110,573	$1,233,034

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.

Note 11 – Liability for Unpaid Claims and Claim Adjustment Expenses

The liability for unpaid claims and claim adjustment expenses (“claims”) for accident and health, and property and casualty insurance is included in “Policy and contract claims” in the consolidated statements of financial position and is the amount estimated for claims that have been reported but not settled and IBNR claims. Liability for unpaid claims are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs and reduced for anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur.

Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2015	2014
Unpaid claims balance, beginning	$1,132,395	$1,096,301
Less reinsurance recoverables	245,906	215,161

Net beginning balance	886,489	881,140

Incurred related to
Current	239,128	229,727
Prior years	(12,100)	(11,369)

Total incurred claims	227,028	218,358

Paid claims related to
Current	98,382	94,693
Prior years	124,534	121,876

Total paid claims	222,916	216,569

Net balance	890,601	882,929
Plus reinsurance recoverables	236,370	214,505

Unpaid claims balance, ending	$1,126,971	$1,097,434

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $12,100,000 during the first three months of 2015 and $11,369,000 during the first three months of 2014.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2015		2014
			(As Adjusted)
	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$31,976	35.0%	$26,064	35.0%
Tax-exempt investment income	(1,879)	(2.1)	(1,553)	(2.1)
Dividend exclusion	(2,083)	(2.3)	(1,888)	(2.5)
Miscellaneous tax credits, net	(1,931)	(2.1)	(1,551)	(2.1)
Low income housing tax credit expense	1,264	1.4	1,421	1.9
Other items, net	(1,461)	(1.6)	415	0.6

Total	$25,886	28.3%	$22,908	30.8%

American National made payments of $370,000 and $808,300 during the three months ended March 31, 2015 and 2014, respectively.

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of March 31, 2015 and 2014. There are no ordinary loss tax carryforwards that will expire by December 31, 2015.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2006 to 2009 has been extended. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established, and no interest expense was incurred for 2015 or 2014 relating to uncertain tax positions. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance, 2015	$568,151	$(76,074)	$(1,295)	$490,782
Amounts reclassified from AOCI (net of tax benefit $7,502 and expense $777)	(21,184)	1,443	—	(19,741)
Unrealized holding gains arising during the period (net of tax expense $23,320)	40,024			40,024
Unrealized adjustment to DAC (net of tax benefit $4,917)	(9,131)			(9,131)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,009)	(1,873)			(1,873)
Foreign currency adjustment (net of tax expense $990)			(1,838)	(1,838)

Ending balance at March 31, 2015	$575,987	$(74,631)	$(3,133)	$498,223

Beginning balance, 2014	$457,937	$(43,884)	$(341)	$413,712
Amounts reclassified from AOCI (net of tax benefit $7,289 and expense $386)	(13,536)	717	—	(12,819)
Unrealized holding gains arising during the period (net of tax expense $32,171)	59,745			59,745
Unrealized adjustment to DAC (net of tax benefit $3,351)	(9,287)			(9,287)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,663)	(3,088)			(3,088)
Foreign currency adjustment (net of tax benefit $520)			(966)	(966)

Ending balance at March 31, 2014	$491,771	$(43,167)	$(1,307)	$447,297

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31, 2015	December 31, 2014
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,935,467)	(3,960,507)

Outstanding shares	26,896,982	26,871,942
Restricted shares	(142,667)	(142,667)

Unrestricted outstanding shares	26,754,315	26,729,275

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

SAR, RS and RSU information for the periods indicated is shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	54,930	$114.86	142,667	$107.39	128,214	$95.82
Granted	—	—	—	—	83,093	104.75
Exercised	—	—	—	—	(69,761)	90.43
Forfeited	—	—	—	—	—	—
Expired	(800)	116.48	—	—	—	—

Outstanding at March 31, 2015	54,130	$114.83	142,667	$107.39	141,546	$103.73

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	1.46	3.99	2.34
Exercisable shares	53,947	N/A	—
Weighted-average exercise price	$114.83	$107.39	$103.72
Weighted-average exercise price exercisable shares	114.86	N/A	N/A
Compensation expense (credits)
Three months ended March 31, 2015	$(77,000)	$377,000	$3,180,000
Three months ended March 31, 2014	(9,000)	505,000	4,814,000
Fair value of liability award
March 31, 2015	$32,000	N/A	$16,867,000
December 31, 2014	167,000	N/A	16,301,000

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

RSU awards allow the recipient of the awards to settle the vested RSUs in either shares of American National’s common stock or cash. RSUs vest after a three-year graded vesting requirement or over a shorter period as a result of death, disability or retirement after age 65.

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

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows:

	Three months ended March 31,
	2015	2014
		(As Adjusted)
Weighted average shares outstanding	26,818,215	26,792,281
Incremental shares from RS awards and RSUs	146,135	132,871

Total shares for diluted calculations	26,964,350	26,925,152

Net income attributable to American National (in thousands)	$102,982	$52,254

Basic earnings per share	$3.84	$1.95
Diluted earnings per share	3.82	1.94

Statutory Capital and Surplus

Risk Based Capital (“RBC”) requirements are measures insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2015 and December 31, 2014, American National Insurance Company’s statutory capital and surplus was $2,934,396,000 and $2,879,154,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2015 and December 31, 2014, substantially above their authorized control level RBC.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $64,991,000 and $59,732,000 at March 31, 2015 and 2014, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31, 2015	December 31, 2014
Statutory capital and surplus
Life insurance entities	$1,946,457	$1,904,128
Property and casualty insurance entities	996,996	984,155

	Three months ended March 31,
	2015	2014
Statutory net income
Life insurance entities	$46,094	$55,054
Property and casualty insurance entities	15,048	23,176

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at March 31, 2015 and December 31, 2014.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $4,929,000 and $5,634,000 at March 31, 2015 and December 31, 2014, respectively.

Note 15 – Segment Information

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

The accounting policies of the segments are the same as those described in Note 2 to American National’s annual report on from 10-K. All revenue and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

Note 15 – Segment Information – (Continued)

The following summarizes results of operations by operating segments (in thousands):

	Three months ended March 31,
	2015	2014
Income from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$8,199	$(1,822)
Annuity	17,113	17,705
Health	7,543	(546)
Property and Casualty	10,222	29,512
Corporate and Other	48,282	29,619

Total	$91,359	$74,468

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at March 31, 2015, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $612,798,000 of which $475,647,000 is expected to be funded in 2015 with the remainder funded in 2016 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2015 and December 31, 2014, the outstanding letters of credit were $12,214,000, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on October 30, 2015. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2015, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $211,247,000.

Litigation

American National and certain subsidiaries, in common with the insurance industry in general, are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information

Note 16 – Commitments and Contingencies – (Continued)

presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of the significant related party transactions is shown below (in thousands):

				Amount due to/(from) American National
		Dollar Amount of Transactions
Related Party	Financial Statement Line Impacted	Three months ended March 31,		March 31, 2015	December 31, 2014
		2015	2014
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$323	$300	$6,185	$6,508
Gal-Tex Hotel Corporation	Net investment income	116	139	37	39
Greer, Herz & Adams, LLP	Other operating expenses	1,964	2,854	(316)	(309)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz & Adams, L.L.P., which serves as American National’s General Counsel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2015 and 2014 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2014 Annual Report on Form 10-K filed with the SEC on February 27th, 2015, and they include among others:

•	Economic & Investment Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

•	fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;

•	lack of liquidity for certain of our investments;

•	risk of investment losses and defaults;

•	Operational Risk Factors

•	differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for establishing liabilities and reserves or for other purposes;

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplement healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	significant changes in government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability and adequacy of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions; and

•	control of our company by a small number of stockholders.

Overview

We are a diversified insurance and financial services company offering a broad spectrum of insurance products. Chartered in 1905, we are headquartered in Galveston, Texas. We operate in all 50 states, the District of Columbia and Puerto Rico.

General Trends

American National had no material changes to the general trends, as discussed in the MD&A included in our 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015. There have been no material changes in accounting policies since December 31, 2014.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2015	2014	Change
Premiums and other revenues
Premiums	$441,843	$464,875	$(23,032)
Other policy revenues	57,524	55,927	1,597
Net investment income	209,213	218,823	(9,610)
Realized investments gains (losses), net	39,277	25,471	13,806
Other income	8,710	7,340	1,370

Total premiums and other revenues	756,567	772,436	(15,869)

Benefits, losses and expenses
Policyholder benefits	142,371	168,732	(26,361)
Claims incurred	224,049	222,441	1,608
Interest credited to policyholders’ account balances	75,753	83,412	(7,659)
Commissions for acquiring and servicing policies	93,115	98,435	(5,320)
Other operating expenses	123,458	118,524	4,934
Change in deferred policy acquisition costs (1)	6,462	6,424	38

Total benefits and expenses	665,208	697,968	(32,760)

Income before other items and federal income taxes	$91,359	$74,468	$16,891

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Consolidated earnings increased during the three months ended March 31, 2015 compared to 2014 primarily due to higher realized investment gains from the sale of certain real estate properties.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2015	2014	Change
Premiums and other revenues
Premiums	$72,082	$71,995	$87
Other policy revenues	54,426	51,609	2,817
Net investment income	57,614	57,358	256
Other income	423	337	86

Total premiums and other revenues	184,545	181,299	3,246

Benefits, losses and expenses
Policyholder benefits	88,004	91,280	(3,276)
Interest credited to policyholders’ account balances	15,788	15,745	43
Commissions for acquiring and servicing policies	27,316	29,463	(2,147)
Other operating expenses	52,652	51,816	836
Change in deferred policy acquisition costs (1)	(7,414)	(5,183)	(2,231)

Total benefits and expenses	176,346	183,121	(6,775)

Income before other items and federal income taxes	$8,199	$(1,822)	$10,021

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three months ended March 31, 2015 compared to 2014 primarily due to lower policyholder benefits and an increase in other policy revenues.

Premiums and other revenues

Premiums increased during the three months ended March 31, 2015 compared to 2014 due to the growth of our traditional life insurance business, although premiums on new policies sold decreased slightly.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase during the three months ended March 31, 2015 compared to 2014 in other policy revenue is partially attributable to an increase in surrender charges on interest sensitive life policies.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended March 31,
	2015	2014	Change
Whole life	$7,096	$6,728	$368
Term life	7,102	7,521	(419)
Universal life	8,393	8,830	(437)

Total recurring	$22,591	$23,079	$(488)

Single and excess	$351	$455	$(104)
Credit life	959	903	56

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

Life insurance sales decreased during the first three months of 2015 compared to 2014. Term and Universal Life sales were lower this year partially offset by higher sales of Whole Life products.

Benefits, losses and expenses

Policyholder benefits decreased during the three months ended March 31, 2015 compared to 2014 primarily due to more normalized claim activity in 2015 when compared to a higher volume of claims, including claims over $500,000, in 2014.

Commissions decreased during the three months ended March 31, 2015 compared to 2014, primarily due to the portion of commissions being paid on renewal premiums, which carry a lower commission rate, being larger.

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2015	2014	Change
Acquisition cost capitalized	$25,038	$23,288	$1,750
Amortization of DAC	(17,624)	(18,105)	481

Change in DAC	$7,414	$5,183	$2,231

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	March 31, 2015	December 31, 2014	Change
Life insurance in-force
Traditional life	$60,551,271	$59,409,750	$1,141,521
Interest-sensitive life	26,306,063	26,166,314	139,749

Total life insurance in-force	$86,857,334	$85,576,064	$1,281,270

The following table summarizes changes in the Life segment’s number of policies in-force:

	March 31, 2015	December 31, 2014	Change
Number of policies in-force
Traditional life	1,931,306	1,949,119	(17,813)
Interest-sensitive life	207,514	205,805	1,709

Total number of policies	2,138,820	2,154,924	(16,104)

Total life insurance in-force increased during the three months ended March 31, 2015 compared to 2014, while the total number of policies decreased for the same period, reflecting the transition to fewer but larger face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2015	2014	Change
Premiums and other revenues
Premiums	$41,443	$66,936	$(25,493)
Other policy revenues	3,098	4,318	(1,220)
Net investment income	119,662	130,314	(10,652)
Other income	870	—	870

Total premiums and other revenues	165,073	201,568	(36,495)

Benefits, losses and expenses
Policyholder benefits	54,367	77,452	(23,085)
Interest credited to policyholders’ account balances	59,965	67,667	(7,702)
Commissions for acquiring and servicing policies	9,105	13,564	(4,459)
Other operating expenses	13,049	17,784	(4,735)
Change in deferred policy acquisition costs (1)	11,474	7,396	4,078

Total benefits and expenses	147,960	183,863	(35,903)

Income before other items and federal income taxes	$17,113	$17,705	$(592)

(1)	A negative amount of net change indicates more expense w as deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense w as deferred than amortized and represents an increase to expenses in the period indicated.

Earnings for the first quarter decreased slightly as lower premiums reflected the challenges of the continued low interest rate environment. This was largely offset by items that fluctuate with changes in premium, such as policyholder benefits, commissions and allocated expenses. Net investment income declined due to maturing bonds and mortgage loans being replaced by new investments purchased with lower interest yields and lower account values.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2015	2014	Change
Fixed deferred annuity	$47,559	$95,457	$(47,898)
Equity-indexed deferred annuity	52,147	50,585	1,562
Single premium immediate annuity	49,610	86,008	(36,398)
Variable deferred annuity	26,463	34,540	(8,077)

Total premium and deposits	175,779	266,590	(90,811)
Less: Policy deposits	134,336	199,654	(65,318)

Total earned premiums	$41,443	$66,936	$(25,493)

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment.

Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2015	2014
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$8,873,397	$9,355,946
Net inflows	84,013	104,238
Surrenders	(333,931)	(343,084)
Fees	(1,573)	(2,856)
Interest credited	58,328	67,460

Account value, end of period	$8,680,234	$9,181,704

Single premium immediate annuity
Reserve, beginning of period	$1,274,664	$1,144,616
Net inflows	12,880	43,404
Interest and mortality	14,377	7,491

Reserve, end of period	$1,301,921	$1,195,511

Variable deferred annuity
Account value, beginning of period	$494,516	$489,305
Net inflows	25,551	34,253
Surrenders	(52,014)	(40,321)
Fees	(1,429)	(1,411)
Change in market value and other	30,663	6,665

Account value, end of period	$497,287	$488,491

Deferred and single premium immediate annuity sales decreased during the three months ended March 31, 2015 compared to 2014 due to the benchmark 10 year treasury yield being 50-100 basis points lower in 2015 and accordingly, less attractive interest crediting rates.

Variable deferred annuity net inflows decreased during the three months ended March 31, 2015 compared to 2014. These products have no guaranteed minimum withdrawal benefits. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $0.9 million and $1.4 million as of March 31, 2015 and 2014, respectively. Reinsurance, from reinsurers rated “A” or higher by A.M. Best, reduced the net exposure to $0.2 million and $0.3 million, as of March 31, 2015 and 2014, respectively.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. Sales and benefits decreased for the three months ended March 31, 2015 compared to 2014, driven primarily by the continued low interest rate environment.

Commissions decreased during the three months ended March 31, 2015 compared to 2014 as a result of decreased annuity sales.

Other operating expenses decreased during the three months ended March 31, 2015 compared to 2014 due to lower legal fees in 2015.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2015	2014	Change
Acquisition cost capitalized	$8,955	$12,521	$(3,566)
Amortization of DAC	(20,429)	(19,917)	(512)

Change in DAC	$(11,474)	$(7,396)	$(4,078)

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. For example, if experienced surrenders in the year are higher than what was projected in last year’s DAC calculation, then DAC amortization will tend to increase relative to gross margins. The ratios for the three months ended March 31, 2015 and 2014 were 39.7% and 38.0%, respectively.

Options and Derivatives

The following table reflects the incremental impact of option return to net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended March 31,
	2015	2014	Change
Net investment income
Without option return	$118,837	$126,727	$(7,890)
Option return	825	3,587	(2,762)
Interest credited to policy account balances
Without embedded derivatives	58,958	65,184	(6,226)
Equity-indexed annuity embedded derivatives	1,007	2,483	(1,476)

Net investment income without option return decreased during the three months ended March 31, 2015 compared to 2014, primarily due to a lower net investment portfolio yield and aggregate account values.

The option return, as well as the related equity-indexed annuity embedded derivatives, decreased during the three months ended March 31, 2015 compared to 2014, due to the relative change in the S&P 500 Index during the respective periods. These option returns correlate to the 0.4% and 1.3% change in the S&P 500 Index during the three months ended March 31, 2015 and 2014, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2015	2014	Change
Premiums and other revenues
Premiums	$51,837	$55,336	$(3,499)
Net investment income	2,653	2,938	(285)
Other income	4,569	4,613	(44)

Total premiums and other revenues	59,059	62,887	(3,828)

Benefits, losses and expenses
Claims incurred	31,797	43,929	(12,132)
Commissions for acquiring and servicing policies	7,191	8,073	(882)
Other operating expenses	11,403	11,200	203
Change in deferred policy acquisition costs (1)	1,125	231	894

Total benefits and expenses	51,516	63,433	(11,917)

Income before other items and federal income taxes	$7,543	$(546)	$8,089

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three months ended March 31, 2015 compared to 2014, due to a decrease in claims incurred, partially offset by a decrease in premiums earned. Claims incurred decreased in 2015 as the volume and average claim size both decreased. The quarter ended March 31, 2014 included a $4.0 million charge relating to now settled reinsurance litigation.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2015		2014
Medicare Supplement	$19,863	38.3%	$21,993	39.7%
Medical expense	4,572	8.8	6,221	11.2
Group health	9,370	18.1	10,239	18.5
Credit accident and health	3,270	6.3	3,737	6.8
MGU	5,301	10.2	5,250	9.5
Supplemental Insurance	7,880	15.2	6,159	11.2
All other	1,581	3.1	1,737	3.1

Total	$51,837	100.0%	$55,336	100.0%

Earned premiums decreased during the three months ended March 31, 2015 compared to 2014 primarily due to the continued contraction of the closed medical expense blocks of business and fewer Medicare Supplement contract sales which is partially attributable to continued changes in the healthcare insurance marketplace.

The number of in-force certificates and policies as of the dates indicated are as follows:

	Three months ended March 31,
	2015		2014
Medicare Supplement	36,878	6.1%	39,017	6.0%
Medical expense	3,027	0.5	4,046	0.6
Group	16,856	2.8	16,340	2.5
Credit accident and health	216,684	35.7	229,686	35.4
MGU	226,361	37.3	249,607	38.5
Supplemental Insurance	67,124	11.1	65,911	10.2
All other	40,346	6.5	44,348	6.8

Total	607,276	100.0%	648,955	100.0%

Total in-force policies decreased during the three months ended March 31, 2015 compared to 2014, primarily due to a decrease in the MGU line and credit accident and health business. Credit accident and health decreased due to contraction in that market as distributors continued to shift their marketing emphasis to property and casualty products.

Benefits, losses and expenses

Claims incurred decreased as the volume of claims and the average claims size declined. The quarter ended March 31, 2014 included a $4.0 million charge relating to now settled reinsurance litigation.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2015	2014	Change
Acquisition cost capitalized	$3,954	$4,288	$(334)
Amortization of DAC	(5,079)	(4,519)	(560)

Change in DAC	$(1,125)	$(231)	$(894)

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	Change
Premiums and other revenues
Net premiums written	$286,944	$276,988	$9,956

Net premiums earned	$276,481	$270,608	$5,873
Net investment income	14,406	15,183	(777)
Other income	1,140	1,254	(114)

Total premiums and other revenues	292,027	287,045	4,982

Benefits, losses and expenses
Claims incurred	192,252	178,512	13,740
Commissions for acquiring and servicing policies	49,503	47,333	2,170
Other operating expenses	38,773	27,708	11,065
Change in deferred policy acquisition costs (1)	1,277	3,980	(2,703)

Total benefits and expenses	281,805	257,533	24,272

Income before other items and federal income taxes	$10,222	$29,512	$(19,290)

Loss ratio	69.5%	66.0%	3.5
Underwriting expense ratio	32.4	29.4	3.0

Combined ratio	101.9%	95.4%	6.5

Impact of catastrophe events on combined ratio	4.5	5.1	(0.6)

Combined ratio without impact of catastrophe events	97.4%	90.3%	(7.1)

Gross catastrophe losses	$12,630	$13,060	$(430)
Net catastrophe losses	12,485	13,639	(1,154)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results decreased during the three months ended March 31, 2015 compared to 2014 due to increased claims and other operating expenses.

Premiums and other revenues

Net premiums written and earned increased during the three months ended March 31, 2015 compared to 2014 due to continued changes to improve rate adequacy in our homeowners and commercial lines.

Benefits, losses and expenses

Claims incurred increased during the three months ended March 31, 2015 compared to 2014, as a result of increases in non-catastrophe losses.

Operating expenses increased during the three months ended March 31, 2015 compared to 2014 as a result of costs related to growth initiatives and technology enhancements.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 56.4% of net premiums written (ii) Commercial products, which focus primarily on agricultural and other markets, representing 35.2% of net premiums written and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 8.4% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,		Change
	2015	2014
Net premiums written
Auto	$103,675	$102,110	$1,565
Homeowner	47,722	48,499	(777)
Other Personal	10,525	9,584	941

Total net premiums written	$161,922	$160,193	$1,729

Net premiums earned
Auto	$98,993	$98,857	$136
Homeowner	54,692	54,340	352
Other Personal	9,886	8,792	1,094

Total net premiums earned	$163,571	$161,989	$1,582

Loss ratio
Auto	76.6%	69.8%	6.8
Homeowner	62.2	68.5	(6.3)
Other Personal	75.0	40.0	35.0
Personal line loss ratio	71.7%	67.8%	3.9
Combined Ratio
Auto	101.9%	89.5%	12.4
Homeowner	89.7	89.5	0.2
Other Personal	101.7	55.3	46.4
Personal line combined ratio	97.8%	87.6%	10.2

Personal Automobile: Net premiums written and earned increased in our personal automobile line during the three months ended March 31, 2015 compared to 2014, primarily due to improved rate adequacy. The loss and combined ratio increased during the three months ended March 31, 2015 compared to 2014, primarily due to an increase in non-catastrophe winter weather claim activity compared to the prior year.

Homeowners: Net premiums written decreased during the three months ended March 31, 2015 compared to 2014, primarily due to decreased writings in higher risk areas. The loss ratio decreased during the three months ended March 31, 2015 compared to 2014 due to a decline in weather-related losses and a larger share of policies being in areas with less catastrophe risk.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. The loss ratio increased during the three months ended March 31, 2015 compared to 2014, due to increased claim activity on several lines of business with low per policy premium.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	Change
Net premiums written
Other Commercial	$44,013	$40,504	$3,509
Agribusiness	30,280	29,236	1,044
Auto	26,535	25,173	1,362

Total net premiums written	$100,828	$94,913	$5,915

Net premiums earned
Other Commercial	$36,378	$33,393	$2,985
Agribusiness	29,240	28,998	242
Auto	21,235	19,048	2,187

Total net premiums earned	$86,853	$81,439	$5,414

Loss ratio
Other Commercial	67.2%	75.4%	(8.2)
Agribusiness	87.5	78.6	8.9
Auto	73.3	67.5	5.8
Commercial line loss ratio	75.5%	74.7%	0.8
Combined ratio
Other Commercial	96.2%	109.4%	(13.2)
Agribusiness	126.3	120.5	5.8
Auto	99.1	86.4	12.7
Commercial line combined ratio	107.0%	108.0%	(1.0)

Other Commercial: Net premiums written and earned increased during the three months ended March 31, 2015 compared to 2014, primarily due to increased premium per policy in the workers’ compensation and business owners’ lines. Decreases in the loss and combined ratios for the three months ended March 31, 2015 compared to 2014 are primarily due to adverse case reserve development on workers compensation claims in 2014 not recurring in the current quarter.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three months ended March 31, 2015 compared to 2014 primarily as a result of improved rate adequacy. The loss and combined ratio increased during the three months ended March 31, 2015 compared to March 31, 2014 primarily due to an increase in claims related to severe winter weather in the Northeast as well as an increase in average severity of fire losses.

Commercial Automobile: Net premiums written and earned increased during the three months ended March 31, 2015 compared to 2014, primarily due to improved rate adequacy. The loss and combined ratios increased during the three months ended March 31, 2015 compared to 2014 primarily due to an increase in overall average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	Change
Net premiums written	$24,194	$21,882	$2,312
Net premiums earned	26,057	27,180	(1,123)
Loss ratio	36.0%	29.1%	6.9%
Combined ratio	107.5%	103.5%	4.0%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written premiums increased during the three months ended March 31, 2015 compared to 2014 primarily due to increases in our Guaranteed Auto Protection (GAP) and Collateral Protection business. Net earned premiums have decreased primarily due to an ongoing shift from our GAP Insurance product to a GAP Waiver product.

The loss and combined ratios increased during the three months ended March 31, 2015 compared to 2014 primarily due to an increase in claims in our collateral protection business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2015	2014	Change
Other revenues
Net investment income	$14,878	$13,030	$1,848
Realized investments gains, net	39,277	25,471	13,806
Other Income	1,708	1,136	572

Total other revenues	55,863	39,637	16,226

Benefits, losses and expenses
Commissions	—	2	(2)
Other operating expenses	7,581	10,016	(2,435)

Total benefits, losses and expenses	7,581	10,018	(2,437)

Income before other items and federal income taxes	$48,282	$29,619	$18,663

Earnings increased during the three months ended March 31, 2015 compared to 2014 primarily due to an increase in realized investment gains. The increase in realized gains is attributable to the sale of common stock and the sale of investment real estate property. Other operating expenses decreased due to changes in the levels of allocations amongst segments.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Bonds held-to-maturity, at amortized cost	$7,969,007	40.7%	$8,225,050	42.0%
Bonds available-for-sale, at fair value	5,070,780	25.9	4,921,807	25.2
Equity securities, at fair value	1,521,619	7.8	1,516,978	7.8
Mortgage loans on real estate, net of allowance	3,344,260	17.1	3,359,586	17.2
Policy loans	406,394	2.1	405,979	2.1
Investment real estate, net of accumulated depreciation	501,992	2.6	479,062	2.4
Short-term investments	520,333	2.7	431,000	2.2
Other invested assets	216,981	1.1	220,255	1.1

Total investments	$19,551,366	100.0%	$19,559,717	100.0%

The decrease in our total investments at March 31, 2015 as compared to December 31, 2014 was primarily a result of lower policyholders’ account balances.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2015, our fixed maturity securities had an estimated fair value of $13.6 billion, which was $0.8 billion, or 6.2%, above amortized cost. At December 31, 2014, our fixed maturity securities had an estimated fair value of $13.6 billion, which was $0.7 billion, or 5.1%, above amortized cost. Fixed maturity securities’ estimated fair value, due in one year or less, decreased to $1.1 billion as of March 31, 2015 from $1.3 billion as of December 31, 2014, primarily as a result of maturities.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	March 31, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$652,979	$696,276	5.1	$637,613	$676,728	5.0
AA	1,563,576	1,661,751	12.3	1,647,110	1,733,484	12.8
A	5,064,309	5,411,127	39.9	5,060,934	5,348,438	39.4
BBB	4,998,603	5,296,804	39.1	5,121,394	5,363,342	39.5
BB and below	486,136	487,184	3.6	452,715	452,728	3.3

Total	$12,765,603	$13,553,142	100.0	$12,919,766	$13,574,720	100.0

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.3% and 4.9% at March 31, 2015 and December 31, 2014, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—Our equity portfolio is in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
March 31, 2015
Common stock	$736,727	$766,362	$(13,233)	$1,489,856	97.9
Preferred stock	19,733	12,031	(1)	31,763	2.1

Total	$756,460	$778,393	$(13,234)	$1,521,619	100.0

December 31, 2014
Common stock	$719,651	$774,650	$(7,176)	$1,487,125	98.0
Preferred stock	19,733	10,121	(1)	29,853	2.0

Total	$739,384	$784,771	$(7,177)	$1,516,978	100.0

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

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of March 31, 2015, we had $406.4 million in policy loans with a loan to surrender value of 57.7%, and at March 31, 2014, we had $406.0 million in policy loans with a loan to surrender value of 57.6%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $9.6 million during the three months ended March 31, 2015, primarily from decreased interest rates on bonds and mortgage loans of $9.7 million and decreased option income of $2.9 million due to smaller gains on the S&P index, partially offset by improvement in real estate income.

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

Net realized gains increased $12.9 million during the three months ended March 31, 2015 compared to 2014. Other-than-temporary impairment on investment securities decreased $1.0 million during the three months ended March 31, 2015 compared to 2014.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at March 31, 2015 and December 31, 2014 were $1.04 billion and $1.01 billion, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains of available-for-sale securities increased $32.4 million to $1.06 billion during the three months ended March 31, 2015, resulting from increases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities changed favorably by $2.2 million, going from $24.9 million at December 31, 2014 to $22.8 million at March 31, 2015. The gross unrealized gains of held-to-maturity securities increased $65.6 million to $542.5 million and gross unrealized losses decreased from $48.9 million at December 31, 2014 to $29.1 million in March 31, 2015.

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

Changes in interest rates during 2015 and market expectations for potentially higher rates through 2016 will likely lead to increases in the volume of annuity contracts, which may be partially offset by increases in surrenders. Freezing our defined benefit pension plans will lessen the impact of changes in interest rates on our contributions to these plans and future contributions to our defined benefit plans may be smaller than historical contributions. A portion of the contributions will be used for the employer matching contributions to defined contribution retirement plans, which will provide employees with the potential to accumulate assets for retirement. No unusually large capital expenditures are expected in the next 12-24 months and we have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs, which would have a significant impact to cash flows from operations.

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

Our cash and cash equivalents and short-term investment position was $690.4 million at March 31, 2015 compared to $640.5 million at December 31, 2014, respectively. The increase relates to an increase in short-term investments partially offset by a decrease in cash and cash equivalents as we look to minimize purchases of long term bonds beyond those needed to manage our longer term life and annuity related policyholder liabilities.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Capital Resources

Our capital resources are summarized below (in thousands):

	March 31, 2015	December 31, 2014
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,021,652	$3,936,781
AOCI	498,223	490,782

Total American National stockholders’ equity	$4,519,875	$4,427,563

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $14.0 million at March 31, 2015 and $15.0 million at December 31, 2014, respectively.

The changes in our capital resources are summarized below (in thousands):

Three months ended March 31, 2015
Net income attributable to American National	$102,982
Increase in net unrealized gains	7,836
Defined benefit pension plan adjustment	1,443
Dividends to shareholders	(20,711)
Other	762

Total	$92,312

During the three months ended March 31, 2015, the change in our capital resources increased compared to March 31, 2014 primarily due to increased earnings in 2015 partially offset by a smaller increase in unrealized gains in 2015.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2015 and December 31, 2014, American National Insurance Company’s statutory capital and surplus was $2,934,396,000 and $2,879,154,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2015 and December 31, 2014, substantially above their authorized control level RBC.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2014. We expect to have the capacity to pay our obligations as they come due.

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

Related-Party Transactions

We have various agency, consulting and service arrangements with individuals and entities considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The amounts involved, both individually and in the aggregate, with these arrangements are not material to any segment or to our overall operations. For additional details see Note 17, Related Party Transactions, of the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from those disclosed in our 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed April 27, 2015).

10.15*	Amendments One and Two to the American National Family of Companies Executive Supplemental Savings plan

10.16*	Form of Restricted Stock Unit Agreement for Executive Officers under the American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (grants on or after March 1, 2015)

10.17*	Form of Restricted Stock Unit Agreement for Directors under the American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (grants on or after March 1, 2015)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
Name: James E. Pozzi
Title: President and
Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
Name: John J. Dunn, Jr.,
Title: Executive Vice President,
Corporate Chief Financial Officer

Date: May 08, 2015