Form 10-Q
period 2015-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2015-08-07
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, there were 26,894,169 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
		(As Adjusted)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair Value $8,184,118 and $8,652,913)	$7,834,732	$8,225,050
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $4,974,683 and $4,694,716)	5,131,957	4,921,807
Equity securities, at fair value (Cost $759,975 and $739,384)	1,516,244	1,516,978
Mortgage loans on real estate, net of allowance	3,311,017	3,359,586
Policy loans	405,400	405,979
Investment real estate, net of accumulated depreciation of $200,652 and $193,611	514,497	479,062
Short-term investments	430,242	431,000
Other invested assets	228,087	220,255

Total investments	19,372,176	19,559,717

Cash and cash equivalents	158,981	209,455
Investments in unconsolidated affiliates	318,216	311,779
Accrued investment income	176,295	185,943
Reinsurance recoverables	409,514	428,654
Prepaid reinsurance premiums	66,879	56,019
Premiums due and other receivables	315,970	280,587
Deferred policy acquisition costs	1,264,148	1,253,544
Property and equipment, net	119,514	110,794
Current tax receivable	—	8,669
Other assets	143,230	137,856
Separate account assets	974,233	1,001,515

Total assets	$23,319,156	$23,544,532

LIABILITIES
Future policy benefits
Life	$2,795,388	$2,770,232
Annuity	1,035,475	1,006,748
Accident and health	67,882	58,364
Policyholders’ account balances	10,475,859	10,781,285
Policy and contract claims	1,280,923	1,297,708
Unearned premium reserve	802,725	755,051
Other policyholder funds	354,334	344,090
Liability for retirement benefits	190,387	195,712
Notes payable	122,464	108,177
Current tax liability	6,792	—
Deferred tax liabilities, net	277,220	287,175
Other liabilities	440,248	498,528
Separate account liabilities	974,233	1,001,515

Total liabilities	18,823,930	19,104,585

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449, Outstanding 26,894,169 and 26,871,942 shares	30,832	30,832
Additional paid-in capital	12,898	9,248
Accumulated other comprehensive income	446,861	490,782
Retained earnings	4,095,306	3,998,642
Treasury stock, at cost	(101,805)	(101,941)

Total American National stockholders’ equity	4,484,092	4,427,563
Noncontrolling interest	11,134	12,384

Total stockholders’ equity	4,495,226	4,439,947

Total liabilities and stockholders’ equity	$23,319,156	$23,544,532

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)
PREMIUMS AND OTHER REVENUE
Premiums
Life	$75,071	$72,678	$147,153	$144,673
Annuity	25,088	46,653	66,531	113,589
Accident and health	51,135	55,379	102,972	110,715
Property and casualty	281,909	270,916	558,390	541,524
Other policy revenues	57,597	55,859	115,121	111,786
Net investment income	203,662	242,292	412,875	461,115
Net realized investment gains	16,768	1,751	56,070	28,197
Other-than-temporary impairments	(3,472)	(462)	(3,497)	(1,437)
Other income	9,748	9,720	18,458	17,060

Total premiums and other revenues	717,506	754,786	1,474,073	1,527,222

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	91,184	82,485	179,188	173,765
Annuity	36,150	59,027	90,517	136,479
Claims incurred
Accident and health	32,256	32,737	64,053	76,666
Property and casualty	211,920	204,725	404,172	383,237
Interest credited to policyholders’ account balances	69,215	91,794	144,968	175,206
Commissions for acquiring and servicing policies	103,557	103,949	196,672	202,384
Other operating expenses	123,203	120,517	246,661	239,041
Change in deferred policy acquisition costs	614	(6,370)	7,076	54

Total benefits, losses and expenses	668,099	688,864	1,333,307	1,386,832

Income before federal income tax and equity in earnings of unconsolidated affiliates	49,407	65,922	140,766	140,390

Less: Provision for federal income taxes
Current	10,955	23,106	26,543	36,887
Deferred	4,093	(1,323)	14,391	7,804

Total provision for federal income taxes	15,048	21,783	40,934	44,691
Equity in earnings of unconsolidated affiliates, net of tax	300	12,797	37,080	12,735

Net income	34,659	56,936	136,912	108,434
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(394)	(238)	(1,123)	(994)

Net income attributable to American National	$35,053	$57,174	$138,035	$109,428

Amounts available to American National common stockholders
Earnings per share
Basic	$1.30	$2.13	$5.14	$4.08
Diluted	1.30	2.11	5.12	4.06
Cash dividends to common stockholders	0.77	0.77	1.54	1.54
Weighted average common shares outstanding	26,877,833	26,802,896	26,847,936	26,799,648
Weighted average common shares outstanding and dilutive potential common shares	26,952,107	26,926,351	26,941,477	26,924,629

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)
Net income	$34,659	$56,936	$136,912	$108,434

Other comprehensive income (loss), net of tax
Change in net unrealized gain (losses) on securities	(54,139)	72,925	(46,303)	106,759
Foreign currency transaction and translation adjustments	1,188	865	(650)	(101)
Defined pension benefit plan adjustment	1,589	717	3,032	1,434

Other comprehensive income (loss), net of tax	(51,362)	74,507	(43,921)	108,092

Total comprehensive income (loss)	(16,703)	131,443	92,991	216,526
Less: Comprehensive income (loss) attributable to noncontrolling interest	(394)	(238)	(1,123)	(994)

Total comprehensive income (loss) attributable to American National	$(16,309)	$131,681	$94,114	$217,520

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Six months ended June 30,
	2015	2014
		(As Adjusted)
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	9,248	4,650
Reissuance of treasury shares	2,997	1,621
Amortization of restricted stock	653	2,081

Balance at end of period	12,898	8,352

Accumulated Other Comprehensive Income
Balance as of January 1,	490,782	413,712
Other comprehensive income (loss)	(43,921)	108,092

Balance at end of the period	446,861	521,804

Retained Earnings
Balance as of January 1,	3,998,642	3,836,112
Net income attributable to American National	138,035	109,428
Cash dividends to common stockholders	(41,371)	(41,421)

Balance at end of the period	4,095,306	3,904,119

Treasury Stock
Balance as of January 1,	(101,941)	(97,441)
Reinsurance (purchase) of treasury shares	136	(4,354)

Balance at end of the period	(101,805)	(101,795)

Noncontrolling Interest
Balance as of January 1,	12,384	12,757
Contributions	27	255
Distributions	(154)	(5)
Loss attributable to noncontrolling interest	(1,123)	(994)
Cumulative tax adjustment	—	(507)

Balance at end of the period	11,134	11,506

Total Stockholders’ Equity	$4,495,226	$4,374,818

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 31,
	2015	2014
		(As Adjusted)
OPERATING ACTIVITIES
Net income	$136,912	$108,434
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(56,070)	(28,197)
Other-than-temporary impairments	3,497	1,437
Amortization of premiums, discounts and loan origination fees	1,098	5,636
Net capitalized interest on policy loans and mortgage loans	(15,668)	(16,268)
Depreciation	18,669	12,874
Interest credited to policyholders’ account balances	144,968	175,206
Charges to policyholders’ account balances	(115,121)	(111,786)
Deferred federal income tax expense	14,391	7,804
Equity in earnings of unconsolidated affiliates	(37,080)	(12,735)
Distributions from equity method investments	359	23,132
Changes in
Policyholder liabilities	107,256	163,271
Deferred policy acquisition costs	7,076	54
Reinsurance recoverables	19,140	1,023
Premiums due and other receivables	(35,837)	(12,235)
Prepaid reinsurance premiums	(10,860)	3,278
Accrued investment income	9,648	(565)
Current tax receivable/payable	15,461	617
Liability for retirement benefits	(5,325)	(15,164)
Other, net	(62,163)	(49,949)

Net cash provided by operating activities	140,351	255,867

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	619,477	344,981
Available-for-sale securities	303,836	514,707
Investment real estate	13,413	25,278
Mortgage loans	399,600	299,528
Policy loans	28,702	28,171
Other invested assets	12,332	31,849
Disposals of property and equipment	817	1,012
Distributions from unconsolidated affiliates	79,514	1,150
Payment for the purchase/origination of
Held-to-maturity securities	(205,446)	(218,764)
Available-for-sale securities	(600,818)	(655,266)
Investment real estate	(25,985)	(10,593)
Mortgage loans	(358,011)	(314,774)
Policy loans	(11,859)	(12,542)
Other invested assets	(25,386)	(8,623)
Additions to property and equipment	(17,614)	(8,128)
Contributions to unconsolidated affiliates	(55,550)	(14,907)
Change in short-term investments	758	153,878
Other, net	13,879	(2,022)

Net cash provided by investing activities	171,659	154,935

FINANCING ACTIVITIES
Policyholders’ account deposits	461,687	528,732
Policyholders’ account withdrawals	(796,960)	(880,194)
Change in notes payable	14,287	(1,399)
Dividends to stockholders	(41,371)	(41,421)
Proceeds from (payments to) noncontrolling interest	(127)	250

Net cash used in financing activities	(362,484)	(394,032)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,474)	16,770
Beginning of the period	209,455	117,946

End of period	$158,981	$134,716

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

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards—The Financial Accounting Standards Board (“FASB”) issued the following accounting guidance relevant to American National:

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The new standard allows a proportional amortization approach and treats the net investment performance as a component of income tax expense. Previously, these investments were accounted for under the equity method that records changes to investment value as a component of investment income and generates a deferred tax balance until the investment terminates. American National adopted this standard effective January 1, 2015, with retrospective adoption back to January 1, 2013. Accordingly, upon adoption the investment in unconsolidated affiliate’s asset was reduced by $7,504,000 with a release of a related deferred tax liability of $2,937,000 resulting in a $4,567,000 reduction in the opening balance of stockholders’ equity at January 1, 2015.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

Financial statement amounts previously reported were revised as shown below (in thousands):

	As of December 31, 2014
	As Reported	As Adjusted	Effect of Change
Investment in unconsolidated affiliates	$319,283	$311,779	$(7,504)
Deferred tax liabilities, net	290,112	287,175	(2,937)
Retained earnings	4,003,209	3,998,642	(4,567)

	As Reported	As Adjusted	Effect of Change
Three months ended June 30, 2014
Provision for federal income taxes, current	$22,345	$23,106	$761
Provision for federal income taxes, deferred	(787)	(1,323)	(536)
Equity in earnings of unconsolidated affiliates, net of tax	12,659	12,797	138
Net Income attributable to American National	57,261	57,174	(87)
Six months ended June 30, 2014
Provision for federal income taxes, current	$34,705	$36,887	$2,182
Provision for federal income taxes, deferred	8,340	7,804	(536)
Equity in earnings of unconsolidated affiliates, net of tax	11,800	12,735	935
Net Income attributable to American National	110,139	109,428	(711)

American National held investments in Qualified Affordable Housing Projects totaling $33,304,000 and $27,595,000 as of June 30, 2015 and December 31, 2014, respectively. For the six month periods ending June 30, 2015 and June 30, 2014, American National recognized tax credits and other tax benefits of $4,427,000 and $3,164,000, respectively, and amortized cost of $3,889,000 and $2,560,000, relating to these investments. At June 30, 2015 American National had commitments to provide additional funding to these investments during the following fiscal years as follows (in thousands):

Expected year of payment	2015	2016	2017	2018	2019	Total
Equity commitments	$16,470	4,148	1,314	726	1,078	$23,736

Future Adoption of New Accounting Standards—The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in U.S. GAAP. Insurance contracts are excluded from the scope of the new guidance. For those contracts which are impacted by the guidance, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company is evaluating the impact of adoption, which is not expected to be material to the Company’s financial statements.

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

In May 2015, the FASB issued guidance to expand the disclosures that an insurance entity must provide about its short duration contracts. The additional disclosure about the liability for unpaid claims and claim adjustment expenses is intended to increase the transparency of significant estimates made in the measuring of those liabilities. It will also provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The amended guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim reporting periods beginning after December 15, 2016. The impact of the adoption is not expected to be material to the Company’s financial statements.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	June 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$306,665	$23,704	$(97)	$330,272
Foreign governments	4,122	916	—	5,038
Corporate debt securities	7,204,630	357,262	(53,315)	7,508,577
Residential mortgage-backed securities	301,196	21,202	(1,237)	321,161
Commercial mortgage-backed securities	—	—	—	—
Collateralized debt securities	1,931	151	—	2,082
Other debt securities	16,188	800	—	16,988

Total bonds held-to-maturity	7,834,732	404,035	(54,649)	8,184,118

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,038	771	(1)	24,808
U.S. states and political subdivisions	880,206	26,476	(8,018)	898,664
Foreign governments	5,000	1,827	—	6,827
Corporate debt securities	4,024,062	161,807	(27,367)	4,158,502
Residential mortgage-backed securities	32,313	1,718	(506)	33,525
Collateralized debt securities	9,064	693	(126)	9,631

Total bonds available-for-sale	4,974,683	193,292	(36,018)	5,131,957

Equity securities
Common stock	744,742	759,886	(13,854)	1,490,774
Preferred stock	15,233	10,238	(1)	25,470

Total equity securities	759,975	770,124	(13,855)	1,516,244

Total investments in securities	$13,569,390	$1,367,451	$(104,522)	$14,832,319

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$323,053	$26,800	$(93)	$349,760
Foreign governments	29,130	1,293	—	30,423
Corporate debt securities	7,517,195	424,845	(47,315)	7,894,725
Residential mortgage-backed securities	336,853	22,317	(1,535)	357,635
Commercial mortgage-backed securities	—	—	—	—
Collateralized debt securities	2,232	238	—	2,470
Other debt securities	16,587	1,313	—	17,900

Total bonds held-to-maturity	8,225,050	476,806	(48,943)	8,652,913

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,415	825	(7)	23,233
U.S. states and political subdivisions	802,846	36,151	(1,381)	837,616
Foreign governments	5,000	2,021	—	7,021
Corporate debt securities	3,812,771	203,048	(15,770)	4,000,049
Residential mortgage-backed securities	40,988	1,903	(492)	42,399
Collateralized debt securities	10,696	863	(70)	11,489

Total bonds available-for-sale	4,694,716	244,811	(17,720)	4,921,807

Equity securities
Common stock	719,651	774,650	(7,176)	1,487,125
Preferred stock	19,733	10,121	(1)	29,853

Total equity securities	739,384	784,771	(7,177)	1,516,978

Total investments in securities	$13,659,150	$1,506,388	$(73,840)	$15,091,698

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2015
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$633,129	$643,485	$351,266	$358,911
Due after one year through five years	2,043,445	2,233,333	895,628	960,265
Due after five years through ten years	4,780,423	4,906,961	3,156,290	3,235,340
Due after ten years	371,884	395,314	566,499	572,479
Without single maturity date	5,851	5,025	5,000	4,962

Total	$7,834,732	$8,184,118	$4,974,683	$5,131,957

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Proceeds from sales of available-for-sale securities	$23,894	$54,802	$39,476	$136,466
Gross realized gains	7,226	4,823	14,009	24,765
Gross realized losses	(65)	(2)	(65)	(2,123)

Gains and losses are determined using specific identification of the securities sold. During the six months ended June 30, 2015 there were no bonds transferred from held-to-maturity to available-for-sale. During the six months ended June 30, 2014 bonds with a carrying value of $44,781,000, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. Unrealized gains of $1,301,000 were established following the transfer at fair value.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Six months ended June 30,
	2015	2014
Bonds available-for-sale	$(69,817)	$115,275
Equity securities	(21,325)	89,286

Change in net unrealized gains (losses) on securities during the year	(91,142)	204,561
Adjustments for
Deferred policy acquisition costs	17,680	(30,837)
Participating policyholders’ interest	2,722	(10,378)
Deferred federal income tax expense	24,437	(56,587)

Change in net unrealized gains (losses) on securities, net of tax	$(46,303)	$106,759

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	June 30, 2015
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(43)	$2,480	$(54)	$116	$(97)	$2,596
Corporate debt securities	(37,141)	1,472,709	(16,174)	176,016	(53,315)	1,648,725
Residential mortgage-backed securities	(337)	20,801	(900)	17,080	(1,237)	37,881

Total bonds held-to-maturity	(37,521)	1,495,990	(17,128)	193,212	(54,649)	1,689,202

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(1)	3,922	—	—	(1)	3,922
U.S. states and political subdivisions	(7,653)	328,492	(365)	2,636	(8,018)	331,128
Corporate debt securities	(23,866)	1,192,265	(3,501)	51,336	(27,367)	1,243,601
Residential mortgage-backed securities	(275)	10,954	(231)	7,085	(506)	18,039
Collateralized debt securities	(119)	2,060	(7)	306	(126)	2,366

Total bonds available-for-sale	(31,914)	1,537,693	(4,104)	61,363	(36,018)	1,599,056

Equity securities
Common stock	(13,850)	86,894	(4)	22	(13,854)	86,916
Preferred stock	—	—	(1)	—	(1)	—

Total equity securities	(13,850)	86,894	(5)	22	(13,855)	86,916

Total	$(83,285)	$3,120,577	$(21,237)	$254,597	$(104,522)	$3,375,174

	December 31, 2014
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$3,388	$(56)	$2,465	$(93)	$5,853
Corporate debt securities	(20,575)	523,766	(26,740)	662,362	(47,315)	1,186,128
Residential mortgage-backed securities	(232)	12,186	(1,303)	31,163	(1,535)	43,349

Total bonds held-to-maturity	(20,844)	539,340	(28,099)	695,990	(48,943)	1,235,330

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(7)	14,552	—	—	(7)	14,552
U.S. states and political subdivisions	(166)	27,719	(1,215)	78,851	(1,381)	106,570
Corporate debt securities	(8,852)	384,451	(6,918)	288,808	(15,770)	673,259
Residential mortgage-backed securities	(170)	9,386	(322)	14,042	(492)	23,428
Collateralized debt securities	(63)	2,033	(7)	339	(70)	2,372

Total bonds available-for-sale	(9,258)	438,141	(8,462)	382,040	(17,720)	820,181

Equity securities
Common stock	(7,176)	43,907	—	—	(7,176)	43,907
Preferred stock	(1)	—	—	—	(1)	—

Total equity securities	(7,177)	43,907	—	—	(7,177)	43,907

Total	$(37,279)	$1,021,388	$(36,561)	$1,078,030	$(73,840)	$2,099,418

As of June 30, 2015, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

Bonds distributed by credit quality rating, using both S&P and Moody’s ratings, are shown below:

	June 30, 2015	December 31, 2014
AAA	5.3%	5.0%
AA	12.4	12.8
A	39.5	39.4
BBB	39.6	39.5
BB and below	3.2	3.3

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	June 30, 2015	December 31, 2014
Consumer goods	20.5%	20.4%
Energy and utilities	14.5	13.3
Financials	19.6	19.1
Healthcare	15.5	14.0
Industrials	8.2	8.4
Information technology	16.3	16.2
Other	5.4	8.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location are as follows:

	June 30, 2015	December 31, 2014
East North Central	19.7%	19.4%
East South Central	5.3	5.0
Mountain	11.9	11.0
Pacific	9.5	10.8
South Atlantic	21.0	21.9
West South Central	26.3	24.9
Other	6.3	7.0

Total	100.0%	100.0%

As of June 30, 2015, American National had foreclosed on two loans with a recorded investment of $19,328,000; there were no loans foreclosed for the same period in 2014. American National sold one commercial loan with a recorded investment of $2,702,000 resulting in a realized loss of $1,602,000 for the six months ended June 30, 2015. No loans were sold in the same period in 2014.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due commercial mortgage loans is shown below (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Mortgage Loans
						Amount	Percent
June 30, 2015
Industrial	$—	$—	$—	$—	$718,732	$718,732	21.7%
Office	—	—		—	1,195,041	1,195,041	35.9
Retail	—	—	—	—	579,299	579,299	17.3
Other	—	—	—	—	831,352	831,352	25.1

Total	$—	$—	$—	$—	$3,324,424	3,324,424	100.0%

Allowance for loan losses						(13,407)

Mortgage loans on real estate, net of allowance						$3,311,017

December 31, 2014
Industrial	$—	$—	$—	$—	$702,541	$702,541	20.9%
Office	—	—	19,327	19,327	1,201,833	1,221,160	36.1
Retail	—	—	—	—	615,813	615,813	18.1
Other	—	—	—	—	837,932	837,932	24.9

Total	$—	$—	$19,327	$19,327	$3,358,119	$3,377,446	100.0%

Allowance for loan losses						(17,860)

Mortgage loans on real estate, net of allowance						$3,359,586

Total mortgage loans are net of unamortized discounts of $557,000 and $658,000 and unamortized origination fees of $17,463,000 and $15,659,000 at June 30, 2015 and December 31, 2014, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in commercial mortgage loans is shown below (in thousands):

	Six months ended June 30,
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
Beginning balance, 2015	$12,277	$5,583
Change in allowance	(1,049)	(3,404)

Ending balance, 2015	$11,228	$2,179

At June 30, 2015 and December 31, 2014, the recorded investment for loans collectively evaluated for impairment was $3,298,423,000 and $3,321,241,000, respectively, and the recorded investment for loans individually evaluated for impairment was $26,001,000 and $56,205,000, respectively.

Note 5 – Mortgage Loans – (Continued)

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months ended
With an allowance recorded
Office	$—	$—	$11,763	$209
Industrial	—	—	—	—
Retail	—	—	—	—

Total	$—	$—	$11,763	$209

Without an allowance recorded
Office	$20,996	$340	$6,256	$85
Industrial	—	—	7,877	144
Retail	2,503	88	—	—

Total	$23,499	$428	$14,133	$229

Six months ended
With an allowance recorded
Office	$—	$—	$11,763	$207
Industrial	—	—	—	—
Retail	—	—	—	20

Total	$—	$—	$11,763	$227

Without an allowance recorded
Office	$20,996	$681	$18,649	$288
Industrial	—	—	10,598	173
Retail	5,032	177	1,280	6

Total	$26,028	$858	$30,527	$467

	June 30, 2015		December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
With an allowance recorded
Office	$—	$—	$26,563	$31,653
Industrial	—	—	—	—
Retail	—	—	—	493

Total	$—	$—	$26,563	$32,146

Without an allowance recorded
Office	$20,996	$20,996	$26,941	$26,941
Industrial	—	—	2,702	2,702
Retail	5,005	5,005	—	—

Total	$26,001	$26,001	$29,643	$29,643

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

The number of mortgage loans and recorded investment in troubled debt restructuring are as follows:

	Six months ended June 30,
	2015			2014
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification
Office	1	$6,432	$6,432	2	$19,836	$19,836

There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Investment Real Estate

Investment real estate by property-type and geographic distribution are as follows:

	June 30, 2015	December 31, 2014
Industrial	11.9%	13.0%
Office	29.8	25.0
Retail	42.1	44.1
Other	16.2	17.9

Total	100.0%	100.0%

	June 30, 2015	December 31, 2014

East North Central	8.3%	4.5%
East South Central	4.1	4.6
Mountain	8.4	9.6
Pacific	6.5	7.1
South Atlantic	11.5	12.2
West South Central	55.0	55.6
Other	6.2	6.4

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	June 30, 2015	December 31, 2014
Investment real estate	$161,744	$140,032
Short-term investments	1	1
Cash and cash equivalents	3,118	2,495
Accrued investment income	170	683
Other receivables	8,176	7,999
Other assets	6,142	8,483

Total assets of consolidated VIEs	$179,351	$159,693

Notes payable	$122,464	$108,177
Other liabilities	10,629	8,954

Total liabilities of consolidated VIEs	$133,093	$117,131

Note 6 – Investment Real Estate – (Continued)

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $32,358,000 and $15,016,000 at June 30, 2015 and December 31, 2014, respectively. The total long-term portion of notes payable consists of four notes with the following interest rates: 4.0%, prime plus 0.5%, and two notes with adjusted LIBOR plus LIBOR margin. Of the long-term notes payable, $24,937,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The following table presents the carrying amount and maximum exposure to loss relating to unconsolidated VIEs (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$202,818	$202,818	$157,620	$157,620
Mortgage loans	202,864	202,864	172,408	172,408
Accrued investment income	868	868	721	721

As of June 30, 2015, a real estate investment with a carrying value of $4,028,000 was classified as held for sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	June 30, 2015			December 31, 2014
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	456	$1,189,400	$183,963	436	$1,095,300	$189,449
Equity-indexed embedded derivative	Policyholders’ account balances	46,307	931,300	208,827	42,287	961,300	208,187

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Equity-indexed options	Net investment income	$(2,095)	$18,464	$(964)	$22,449
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	4,413	(11,826)	3,217	(14,722)

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Bonds	$139,095	$149,879	$282,836	$301,395
Equity securities	10,049	9,258	18,516	18,342
Mortgage loans	49,502	55,904	99,001	107,358
Real estate	147	2,073	(1,606)	(2,898)
Options	(2,095)	18,464	(964)	22,449
Other invested assets	6,964	6,714	15,092	14,469

Total	$203,662	$242,292	$412,875	$461,115

Realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Bonds	$8,799	$3,293	$10,097	$19,912
Equity securities	8,283	3,533	36,910	10,064
Mortgage loans	(209)	(3,145)	(733)	(3,873)
Real estate	(78)	(1,934)	9,833	3,029
Other invested assets	(27)	4	(37)	(935)

Total	$16,768	$1,751	$56,070	$28,197

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Bonds	$—	$—	$—	$(41)
Equity securities	(3,472)	(462)	(3,497)	(1,396)

Total	$(3,472)	$(462)	$(3,497)	$(1,437)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,834,732	$8,184,118	$8,225,050	$8,652,913
Fixed maturity securities, bonds available-for-sale	5,131,957	5,131,957	4,921,807	4,921,807
Equity securities	1,516,244	1,516,244	1,516,978	1,516,978
Equity-indexed options	183,963	183,963	189,449	189,449
Mortgage loans on real estate, net of allowance	3,311,017	3,524,217	3,359,586	3,618,944
Policy loans	405,400	405,400	405,979	405,979
Short-term investments	430,242	430,242	431,000	431,000
Separate account assets	974,233	974,233	1,001,515	1,001,515

Total financial assets	$19,787,788	$20,350,374	$20,051,364	$20,738,585

Financial liabilities
Investment contracts	$8,557,961	$8,557,961	$8,894,747	$8,894,747
Embedded derivative liability for
equity-indexed contracts	208,827	208,827	208,187	208,187
Notes payable	122,464	122,464	108,177	108,177
Separate account liabilities	974,233	974,233	1,001,515	1,001,515

Total financial liabilities	$9,863,485	$9,863,485	$10,212,626	$10,212,626

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At June 30, 2015 and December 31, 2014, the one year implied volatility used to estimate embedded derivative value was 16.5% and 17.3%, respectively.

Other Financial Instruments—Other financial instruments classified as Level 3 measurements, as there is little or no market activity, are as follows:

Policy loans—The carrying value of policy loans is the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans such that they cannot be separated from the policy contracts and the unpredictable timing of repayments and the fact that settlement is at outstanding value, American National believes the carrying value of policy loans approximates fair value.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of June 30, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$330,272	$—	$330,272	$—
Foreign governments	5,038	—	5,038	—
Corporate debt securities	7,508,577	—	7,453,341	55,236
Residential mortgage-backed securities	321,161	—	320,215	946
Collateralized debt securities	2,082	—	—	2,082
Other debt securities	16,988	—	12,682	4,306

Total bonds held-to-maturity	8,184,118	—	8,121,548	62,570

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,808	—	24,808	—
U.S. states and political subdivisions	898,664	—	896,164	2,500
Foreign governments	6,827	—	6,827	—
Corporate debt securities	4,158,502	—	4,097,421	61,081
Residential mortgage-backed securities	33,525	—	31,719	1,806
Collateralized debt securities	9,631	—	7,818	1,813

Total bonds available-for-sale	5,131,957	—	5,064,757	67,200

Equity securities
Common stock	1,490,774	1,490,774	—	—
Preferred stock	25,470	25,470	—	—

Total equity securities	1,516,244	1,516,244	—	—

Options	183,963	—	—	183,963
Mortgage loans on real estate	3,524,217	—	3,524,217	—
Policy loans	405,400	—	—	405,400
Short-term investments	430,242	—	430,242	—
Separate account assets	974,233	—	974,233	—

Total financial assets	$20,350,374	$1,516,244	$18,114,997	$719,133

Financial liabilities
Investment contracts	$8,557,961	$—	$—	$8,557,961
Embedded derivative liability for equity-indexed contracts	208,827	—	—	208,827
Notes payable	122,464	—	—	122,464
Separate account liabilities	974,233	—	974,233	—

Total financial liabilities	$9,863,485	$—	$974,233	$8,889,252

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2014
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$349,760	$—	$349,760	$—
Foreign governments	30,423	—	30,423	—
Corporate debt securities	7,894,725	—	7,833,564	61,161
Residential mortgage-backed securities	357,635	—	356,670	965
Collateralized debt securities	2,470	—	—	2,470
Other debt securities	17,900	—	12,975	4,925

Total bonds held-to-maturity	8,652,913	—	8,583,392	69,521

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	23,233	—	23,233	—
U.S. states and political subdivisions	837,616	—	835,106	2,510
Foreign governments	7,021	—	7,021	—
Corporate debt securities	4,000,049	—	3,941,925	58,124
Residential mortgage-backed securities	42,399	—	40,473	1,926
Collateralized debt securities	11,489	—	9,616	1,873

Total bonds available-for-sale	4,921,807	—	4,857,374	64,433

Equity securities
Common stock	1,487,125	1,487,125	—	—
Preferred stock	29,853	29,853	—	—

Total equity securities	1,516,978	1,516,978	—	—

Options	189,449	—	—	189,449
Mortgage loans on real estate	3,618,944	—	3,618,944	—
Policy loans	405,979	—	—	405,979
Short-term investments	431,000	—	431,000	—
Separate account assets	1,001,515	—	1,001,515	—

Total financial assets	$20,738,585	$1,516,978	$18,492,225	$729,382

Financial liabilities
Investment contracts	$8,894,747	$—	$—	$8,894,747
Embedded derivative liability for equity-indexed contracts	208,187	—	—	208,187
Notes payable	108,177	—	—	108,177
Separate account liabilities	1,001,515	—	1,001,515	—

Total financial liabilities	$10,212,626	$—	$1,001,515	$9,211,111

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended June 30,			Six months ended June 30,
	Assets		Liability	Assets		Liability
	Investment Securities	Equity- Indexed Options	Embedded Derivative	Investment Securities	Equity- Indexed Options	Embedded Derivative
Beginning balance, 2015	$65,299	$188,006	$208,412	$64,433	$189,449	$208,187
Total realized and unrealized investment gains (losses) included in other comprehensive income	(1,105)	—	—	(168)	—	—
Net fair value change included in realized gains (losses)	—	—	—	—	—	—
Net gain (loss) for derivatives included in net investment income	—	(3,880)	—	—	(4,623)	—
Net change included in interest credited	—	—	(4,413)	—	—	(3,217)
Purchases, sales and settlements or maturities
Purchases	—	5,825	—	—	9,588	—
Sales	(60)	—	—	(121)	—	—
Settlements or maturities	(332)	(5,988)	—	(342)	(10,451)	—
Premiums less benefits	—	—	4,828	—	—	3,857
Gross transfers into Level 3	3,398	—	—	3,398	—	—
Gross transfers out of Level 3	—	—	—	—	—	—

Ending balance June 30, 2015	$67,200	$183,963	$208,827	$67,200	$183,963	$208,827

Beginning balance, 2014	$11,973	$146,147	$155,191	$48,304	$164,753	$148,435
Total realized and unrealized investment gains (losses) included in other comprehensive income	321	—	—	(11,873)	—	—
Net fair value change included in realized gains (losses)	—	—	—	13,056	—	—
Net gain (loss) for derivatives included in net investment income	—	16,678	—	—	18,790	—
Net change included in interest credited	—	—	11,826	—	—	14,722
Purchases, sales and settlements or maturities
Purchases	—	4,017	—	—	8,690	—
Sales	(362)	—	—	(37,550)	—	—
Settlements or maturities	—	(2,981)	—	(5)	(28,372)	—
Premiums less benefits	—	—	19,244	—	—	23,104
Gross transfers into Level 3	—	—	—	—	—	—
Gross transfers out of Level 3	—	—	—	—	—	—

Ending balance June 30, 2014	$11,932	$163,861	$186,261	$11,932	$163,861	$186,261

Within the net gain (loss) for derivatives included in net investment income were unrealized gains (losses) of $(10,602,000) and $3,641,000 relating to assets still held at June 30, 2015 and 2014, respectively.

The transfers during the three and six months ended June 30, 2015 into Level 3 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. There were no transfers between fair value hierarchies during the three or six months ended June 30, 2014.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Beginning balance, 2015	$711,469	$382,441	$47,784	$111,850	$1,253,544
Additions	53,632	20,233	7,041	114,951	195,857
Amortization	(38,567)	(41,763)	(8,778)	(113,825)	(202,933)
Effect of change in unrealized gains on available-for-sale securities	4,689	12,991	—	—	17,680

Net change	19,754	(8,539)	(1,737)	1,126	10,604

Ending balance at June 30, 2015	$731,223	$373,902	$46,047	$112,976	$1,264,148

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2015	2014
Unpaid claims balance, beginning	$1,132,394	$1,096,301
Less reinsurance recoverables	245,906	215,161

Net beginning balance	886,488	881,140

Incurred related to
Current	485,872	472,008
Prior years	(14,189)	(10,860)

Total incurred claims	471,683	461,148

Paid claims related to
Current	246,056	224,618
Prior years	208,300	199,925

Total paid claims	454,356	424,543

Net balance	903,815	917,745
Plus reinsurance recoverables	222,376	228,340

Unpaid claims balance, ending	$1,126,191	$1,146,085

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $14,189,000 during the first six months of 2015 and $10,860,000 during the first six months of 2014, reflecting lower-than-anticipated losses on illnesses.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
			(As Adjusted)				(As Adjusted)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$17,292	35.0%	$23,073	35.0%	$49,268	35.0%	$49,137	35.0%
Tax-exempt investment income	(1,946)	(3.9)	(1,602)	(2.4)	(3,825)	(2.7)	(3,155)	(2.2)
Dividend exclusion	(1,864)	(3.8)	(1,665)	(2.5)	(3,947)	(2.8)	(3,553)	(2.5)
Miscellaneous tax credits, net	(2,541)	(5.1)	(1,664)	(2.5)	(4,472)	(3.2)	(3,215)	(2.3)
Low income housing tax credit expense	1,221	2.5	225	0.4	2,485	1.8	1,646	1.2
Other items, net	2,886	5.8	3,416	5.2	1,425	1.0	3,831	2.7

Total	$15,048	30.5%	$21,783	33.2%	$40,934	29.1%	$44,691	31.9%

American National made payments of $25,080,000 and $30,913,000 during the six months ended June 30, 2015 and 2014, respectively.

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of June 30, 2015 and 2014. There are no ordinary loss tax carryforwards that will expire by December 31, 2015.

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

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains/(Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance, 2015	$568,151	$(76,074)	$(1,295)	$490,782
Amounts reclassified from AOCI (net of tax benefit $12,334 and expense $1,633)	(22,905)	3,032	—	(19,873)
Unrealized holding losses arising during the period (net of tax benefit $19,566)	(36,337)			(36,337)
Unrealized adjustment to DAC (net of tax expense $6,510)	11,170			11,170
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax expense $953)	1,769			1,769
Foreign currency adjustment (net of tax benefit $350)			(650)	(650)

Ending balance at June 30, 2015	$521,848	$(73,042)	$(1,945)	$446,861

Beginning balance, 2014	$457,937	$(43,884)	$(341)	$413,712
Amounts reclassified from AOCI (net of tax benefit $9,225 and expense $772)	(17,133)	1,434	—	(15,699)
Unrealized holding gains arising during the period (net of tax expense $80,821)	150,098			150,098
Unrealized adjustment to DAC (net of tax benefit $11,377)	(19,460)			(19,460)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,632)	(6,746)			(6,746)
Foreign currency adjustment (net of tax benefit $54)			(101)	(101)

Ending balance at June 30, 2014	$564,696	$(42,450)	$(442)	$521,804

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30, 2015	December 31, 2014
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,938,280)	(3,960,507)

Outstanding shares	26,894,169	26,871,942
Restricted shares	(78,667)	(142,667)

Unrestricted outstanding shares	26,815,502	26,729,275

Stock-based compensation

American National has one stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. Incentive awards under this plan are made to officers meeting established performance objectives. All awards are subject to review and approval, both at the time of setting applicable performance objectives and at payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants are made to certain officers and directors as compensation and to align their interests with those of other shareholders.

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	54,930	$114.86	142,667	$107.39	128,214	$95.82
Granted	—	—	—	—	83,093	104.75
Exercised	(116)	73.97	(64,000)	102.60	(70,494)	90.56
Forfeited	—	—	—	—	(198)	—
Expired	(15,196)	115.10	—	—	—	—

Outstanding at June 30, 2015	39,618	$114.88	78,667	$111.28	140,615	$103.73

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	1.64	3.86	2.16
Exercisable shares	39,604	N/A	—
Weighted-average exercise price	$114.88	$111.28	$103.73
Weighted-average exercise price exercisable shares	114.90	N/A	N/A
Compensation expense (credits)
Three months ended June 30, 2015	$10,000	$276,000	$1,127,000
Three months ended June 30, 2014	(4,000)	1,576,000	465,000
Six months ended June 30, 2015	(67,000)	653,000	4,307,000
Six months ended June 30, 2014	(13,000)	2,081,000	668,000
Fair value of liability award
June 30, 2015	$41,000	N/A	$18,012,000
December 31, 2014	167,000	N/A	16,301,000

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

RS Awards entitle the participant to full dividend and voting rights. Each award has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years, and these awards feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 78,667 shares are unvested.

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. The Restricted Stock awards and units resulted in diluted earnings per share as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)
Weighted average shares outstanding	26,877,833	26,802,896	26,847,936	26,799,648
Incremental shares from RS awards and RSUs	74,274	123,455	93,541	124,981

Total shares for diluted calculations	26,952,107	26,926,351	26,941,477	26,924,629

Net income attributable to American National (in thousands)	$35,053	$57,174	$138,035	$109,428
Basic earnings per share	$1.30	$2.13	$5.14	$4.08
Diluted earnings per share	1.30	2.11	5.12	4.06

Statutory Capital and Surplus

Risk Based Capital (“RBC”) requirements are measures insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2015 and December 31, 2014, American National Insurance Company’s statutory capital and surplus was $2,960,102,000 and $2,879,154,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2015 and December 31, 2014, substantially above their authorized control level RBC.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $64,225,000 and $58,560,000 at June 30, 2015 and June 30, 2014, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

			June 30, 2015	December 31, 2014
Statutory capital and surplus
Life insurance entities			$1,976,079	$1,904,128
Property and casualty insurance entities			993,086	984,155

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statutory net income
Life insurance entities	$33,147	$41,064	$79,241	$96,118
Property and casualty insurance entities	(1,111)	(1,045)	13,937	22,134

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at June 30, 2015 and December 31, 2014.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $4,384,000 and $5,634,000 at June 30, 2015 and December 31, 2014, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 to American National’s annual report on from 10-K. All revenue and expense amounts specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios within the respective operating segments.

Note 15 – Segment Information – (Continued)

The following summarizes results of operations by operating segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income from continuing operations before federal income taxes, and equity in earnings/losses of unconsolidated affiliates
Life	$7,131	$13,104	$15,330	$11,282
Annuity	17,122	28,344	34,235	46,049
Health	5,360	10,821	12,903	10,275
Property and Casualty	(1,444)	190	8,778	29,702
Corporate and Other	21,238	13,463	69,520	43,082

Total	$49,407	$65,922	$140,766	$140,390

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at June 30, 2015, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $675,294,000 of which $403,319,000 is expected to be funded in 2015 with the remainder funded in 2016 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2015 and December 31, 2014, the outstanding letters of credit were $12,214,000, and there were no borrowings on this facility to meet liquidity requirements. This facility expires on October 30, 2015. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2015, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $210,436,000.

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

Note 16 – Commitments and Contingencies – (Continued)

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Six months ended June 30,		June 30, 2015	December 31, 2014
Related Party	Financial Statement Line Impacted	2015	2014
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$651	$606	$5,857	$6,508
Gal-Tex Hotel Corporation	Net investment income	226	272	35	39
Greer, Herz & Adams, LLP	Other operating expenses	4,012	5,709	(347)	(309)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, LLP.: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz & Adams, LLP., which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended June 30, 2015 and 2014 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Premiums	$433,203	$445,626	$(12,423)	$875,046	$910,501	$(35,455)
Other policy revenues	57,597	55,859	1,738	115,121	111,786	3,335
Net investment income	203,662	242,292	(38,630)	412,875	461,115	(48,240)
Realized investments gains (losses), net	13,296	1,289	12,007	52,573	26,760	25,813
Other income	9,748	9,720	28	18,458	17,060	1,398

Total premiums and other revenues	717,506	754,786	(37,280)	1,474,073	1,527,222	(53,149)

Benefits, losses and expenses
Policyholder benefits	127,334	141,512	(14,178)	269,705	310,244	(40,539)
Claims incurred	244,176	237,462	6,714	468,225	459,903	8,322
Interest credited to policyholders’ account balances	69,215	91,794	(22,579)	144,968	175,206	(30,238)
Commissions for acquiring and servicing policies	103,557	103,949	(392)	196,672	202,384	(5,712)
Other operating expenses	123,203	120,517	2,686	246,661	239,041	7,620
Change in deferred policy acquisition costs (1)	614	(6,370)	6,984	7,076	54	7,022

Total benefits and expenses	668,099	688,864	(20,765)	1,333,307	1,386,832	(53,525)

Income before other items and federal income taxes	$49,407	$65,922	$(16,515)	$140,766	$140,390	$376

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Consolidated earnings decreased during the three months ended June 30, 2015 compared to 2014 primarily due to a decrease in net investment income, which outpaced the decrease in the related interest credited, partially offset by an increase in realized investment gains. Consolidated earnings increased during the six months ended June 30, 2015 compared to 2014 primarily due to an increase in realized investment gains partially offset by a decrease in net investment income.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Premiums	$75,071	$72,678	$2,393	$147,153	$144,673	$2,480
Other policy revenues	54,174	51,995	2,179	108,600	103,604	4,996
Net investment income	56,372	57,677	(1,305)	113,986	115,035	(1,049)
Other income	607	352	255	1,030	689	341

Total premiums and other revenues	186,224	182,702	3,522	370,769	364,001	6,768

Benefits, losses and expenses
Policyholder benefits	91,184	82,485	8,699	179,188	173,765	5,423
Interest credited to policyholders’ account balances	14,112	15,871	(1,759)	29,900	31,616	(1,716)
Commissions for acquiring and servicing policies	32,532	32,269	263	59,848	61,732	(1,884)
Other operating expenses	48,916	49,698	(782)	101,568	101,514	54
Change in deferred policy acquisition costs (1)	(7,651)	(10,725)	3,074	(15,065)	(15,908)	843

Total benefits and expenses	179,093	169,598	9,495	355,439	352,719	2,720

Income before other items and federal income taxes	$7,131	$13,104	$(5,973)	$15,330	$11,282	$4,048

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the three months ended June 30, 2015 compared to 2014 primarily due to an increase in policyholder benefits. Earnings increased during the six months ended June 30, 2015 compared to 2014 primarily due to increases in premiums on traditional products and other policy revenues on interest-sensitive products.

Premiums and other revenues

Premiums increased during the three and six months ended June 30, 2015 compared to 2014 due to the growth of our traditional insurance business.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase in other policy revenue during the three and six months ended June 30, 2015 compared to 2014 is attributable to an increase in surrender charges on interest sensitive life policies.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Whole life	$6,616	$6,689	$(73)	$13,712	$13,417	$295
Term life	7,596	7,626	(30)	14,698	15,147	(449)
Universal life	9,708	8,981	727	18,101	17,811	290

Total recurring	$23,920	$23,296	$624	$46,511	$46,375	$136

Single and excess	$562	$479	$83	$913	$935	$(22)
Credit life	1,082	1,029	53	2,042	1,932	110

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

Life insurance sales increased during the three months ended June 30, 2015 compared to 2014 primarily driven by increased Indexed Universal Life sales. For the six months ended June 30, 2015, total recurring life sales remained relatively constant with 2014.

Benefits, losses and expenses

Policyholder benefits increased during the six months ended June 30, 2015 compared to 2014 primarily due to an increase in reserves.

Commissions were relatively flat during the three months ended June 30, 2015 compared to 2014. Commissions decreased during the six months ended June 30, 2015 compared to 2014 primarily due to the portion of commissions being paid on renewal premiums, which carry a lower commission rate.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Acquisition cost capitalized	$28,594	$27,702	$892	$53,632	$50,990	$2,642
Amortization of DAC	(20,943)	(16,977)	(3,966)	(38,567)	(35,082)	(3,485)

Change in DAC	$7,651	$10,725	$(3,074)	$15,065	$15,908	$(843)

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	June 30, 2015	December 31, 2014	Change
Life insurance in-force
Traditional life	$61,927,193	$59,409,750	$2,517,443
Interest-sensitive life	26,556,767	26,166,314	390,453

Total life insurance in-force	$88,483,960	$85,576,064	$2,907,896

The following table summarizes changes in the Life segment’s number of policies in-force:

	June 30, 2015	December 31, 2014	Change
Number of policies in-force
Traditional life	1,914,036	1,949,119	(35,083)
Interest-sensitive life	209,661	205,805	3,856

Total number of policies	2,123,697	2,154,924	(31,227)

Total life insurance in-force increased during the six months ended June 30, 2015 compared to 2014, while the total number of policies decreased for the same period, reflecting the transition to fewer but larger face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Premiums	$25,088	$46,653	$(21,565)	$66,531	$113,589	$(47,058)
Other policy revenues	3,423	3,864	(441)	6,521	8,182	(1,661)
Net investment income	113,205	145,143	(31,938)	232,867	275,457	(42,590)
Other income	1,012	—	1,012	1,882	—	1,882

Total premiums and other revenues	142,728	195,660	(52,932)	307,801	397,228	(89,427)

Benefits, losses and expenses
Policyholder benefits	36,150	59,027	(22,877)	90,517	136,479	(45,962)
Interest credited to policyholders’ account balances	55,103	75,923	(20,820)	115,068	143,590	(28,522)
Commissions for acquiring and servicing policies	11,349	13,007	(1,658)	20,454	26,571	(6,117)
Other operating expenses	12,948	13,145	(197)	25,997	30,929	(4,932)
Change in deferred policy acquisition costs (1)	10,056	6,214	3,842	21,530	13,610	7,920

Total benefits and expenses	125,606	167,316	(41,710)	273,566	351,179	(77,613)

Income before other items and federal income taxes	$17,122	$28,344	$(11,222)	$34,235	$46,049	$(11,814)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the three and six months ended June 30, 2015 compared to 2014 as a decrease in premiums reflected the challenges of the continued low interest rate environment. This was partially offset by items that fluctuate with changes in premium, such as policyholder benefits, commissions and allocated expenses. Net investment income declined due to maturing bonds and mortgage loans being replaced by new investments purchased with a decrease in interest yields and account values, as well as a decrease in option return relative to the related embedded derivative.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Fixed deferred annuity	$58,151	$95,533	$(37,382)	$105,710	$193,709	$(87,999)
Single premium immediate annuity	30,243	54,440	(24,197)	79,853	130,248	(50,395)
Equity-indexed deferred annuity	82,645	67,342	15,303	134,792	118,078	16,714
Variable deferred annuity	22,364	25,906	(3,542)	48,827	60,446	(11,619)

Total premium and deposits	193,403	243,221	(49,818)	369,182	502,481	(133,299)
Less: Policy deposits	168,315	196,568	(28,253)	302,651	388,892	(86,241)

Total earned premiums	$25,088	$46,653	$(21,565)	$66,531	$113,589	$(47,058)

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment.

Shown below are the changes in account values (in thousands):

	Six months ended June 30,
	2015	2014
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$8,873,398	$9,355,946
Net inflows	114,330	157,861
Surrenders	(557,427)	(616,132)
Fees	(3,378)	(5,234)
Interest credited	111,408	140,103

Account value, end of period	$8,538,331	$9,032,544

Single premium immediate annuity
Reserve, beginning of period	$1,274,664	$1,144,616
Net inflows	5,014	67,133
Interest and mortality	22,086	22,285

Reserve, end of period	$1,301,764	$1,234,034

Variable deferred annuity
Account value, beginning of period	$494,516	$489,305
Net inflows	47,649	59,974
Surrenders	(83,877)	(71,185)
Fees	(2,845)	(2,842)
Change in market value and other	(43,420)	23,602

Account value, end of period	$412,023	$498,854

Deferred and Single Premium Immediate Annuity sales decreased during the six months ended June 30, 2015 compared to 2014. Benchmark 10 year treasury yields were 50-100 basis points lower in the first quarter of 2015, leading to less attractive interest crediting rates.

Variable deferred annuity net inflows decreased during the six months ended June 30, 2015 compared to 2014. These products have no guaranteed minimum withdrawal benefits. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $0.7 million and $1.1 million as of June 30, 2015 and 2014, respectively. Reinsurance, from reinsurers rated “A” or higher by A.M. Best, reduced the net exposure to $0.2 million for June 30, 2015 and 2014.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. Sales and benefits decreased for the six months ended June 30, 2015 compared to 2014, driven primarily by the continued low interest rate environment.

Commissions decreased during the six months ended June 30, 2015 compared to 2014 consistent with decreased annuity sales.

Other operating expenses decreased during the six months ended June 30, 2015 compared to 2014 due to a decrease in independent contractor bonuses and lower production.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Acquisition cost capitalized	$11,278	$11,673	$(395)	$20,233	$24,194	$(3,961)
Amortization of DAC	(21,334)	(17,887)	(3,447)	(41,763)	(37,804)	(3,959)

Change in DAC	$(10,056)	$(6,214)	$(3,842)	$(21,530)	$(13,610)	$(7,920)

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. For example, if surrenders in the year are higher than what was projected in last year’s DAC calculation, then DAC amortization will tend to increase relative to gross margins. The ratios for the six months ended June 30, 2015 and 2014 were 40.9% and 32.3%, respectively. The ratio for 2014 was lower than expected due to lower than projected surrenders in the second quarter of this year. The 2015 ratio is more in line with expectations.

Options and Derivatives

The following table reflects the incremental impact of option return to net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Net investment income
Without option return	$114,860	$127,430	$(12,570)	$233,697	$254,157	$(20,460)
Option return	(1,655)	17,713	(19,368)	(830)	21,300	(22,130)
Interest credited to policy account balances
Without embedded derivatives	58,803	64,360	(5,557)	117,761	129,544	(11,783)
Equity-indexed annuity embedded derivatives	(3,700)	11,563	(15,263)	(2,693)	14,046	(16,739)

Net investment income without option return decreased during the three and six months ended June 30, 2015 compared to 2014, primarily due to a lower net investment portfolio yield and aggregate account values.

The option return, as well as the related equity-indexed annuity embedded derivatives, decreased during the three and six months ended June 30, 2015 compared to 2014, due to the relative change in the S&P 500 Index during the respective periods. These option returns correlate to the 0.2% decrease and 4.7% increase in the S&P 500 Index during the three months ended June 30, 2015 and 2014, respectively. The six months ended decrease correlates to the 0.2% and 6.1% return in the S&P 500 index for 2015 and 2014, respectively. The equity-indexed embedded derivative return also decreased for the three and six months ended June 30, 2015 due to policy surrenders. When a policy surrenders, the policyholder forfeits a portion of interest that was previously expected to be credited to the policy.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Premiums	$51,135	$55,379	$(4,244)	$102,972	$110,715	$(7,743)
Net investment income	2,592	2,897	(305)	5,245	5,835	(590)
Other income	5,356	5,642	(286)	9,925	10,255	(330)

Total premiums and other revenues	59,083	63,918	(4,835)	118,142	126,805	(8,663)

Benefits, losses and expenses
Claims incurred	32,256	32,737	(481)	64,053	76,666	(12,613)
Commissions for acquiring and servicing policies	7,955	9,270	(1,315)	15,146	17,343	(2,197)
Other operating expenses	12,900	11,492	1,408	24,303	22,692	1,611
Change in deferred policy acquisition costs (1)	612	(402)	1,014	1,737	(171)	1,908

Total benefits and expenses	53,723	53,097	626	105,239	116,530	(11,291)

Income before other items and federal income taxes	$5,360	$10,821	$(5,461)	$12,903	$10,275	$2,628

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the three months ended June 30, 2015 compared to 2014, primarily due to a decrease in premiums. Earnings increased during the six months ended June 30, 2015 compared to 2014 primarily due to a decrease in claims incurred, partially offset by a decrease in premiums earned. Claims incurred in the first quarter of 2014 included a $4.0 million charge relating to now settled reinsurance litigation.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Medicare Supplement	$19,147	37.4%	$21,360	38.6%	$39,010	37.9%	$43,353	39.2%
Medical expense	4,213	8.2	5,534	10.0	8,785	8.5	11,765	10.6
Group health	8,037	15.7	8,522	15.4	17,407	16.9	18,761	16.9
Credit accident and health	3,195	6.2	3,574	6.5	6,465	6.3	7,311	6.6
MGU	8,214	16.1	6,634	12.0	13,515	13.1	11,882	10.7
Supplemental Insurance	6,822	13.3	8,167	14.7	14,702	14.3	14,325	12.9
All other	1,507	3.1	1,588	2.8	3,088	3.0	3,318	3.1

Total	$51,135	100.0%	$55,379	100.0%	$102,972	100.0%	$110,715	100.0%

Earned premiums decreased during the three and six months ended June 30, 2015 compared to 2014 primarily due to the continued contraction of the closed medical expense blocks of business, and a decrease in Medicare Supplement contract sales. The decline in Medicare Supplement earned premium reflects a sales shift to a lower premium high deductible Medicare Supplement Plan. For the three months ended June 30, 2015 there was also a notable decrease in supplemental product sales due to recent Affordable Care Act regulations that required the discontinuation of a previously sold product.

The number of in-force certificates and policies as of the dates indicated are as follows:

	June 30, 2015		December 31, 2014
Medicare Supplement	36,230	6.2%	38,245	6.0%
Medical expense	2,892	0.5	3,313	0.5
Group	16,974	2.9	16,877	2.6
Credit accident and health	208,046	35.5	227,790	35.8
MGU	217,092	37.0	239,537	37.6
Supplemental Insurance	65,971	11.3	70,207	11.0
All other	39,097	6.6	41,417	6.5

Total	586,302	100.0%	637,386	100.0%

Total in-force policies decreased during the six months ended June 30, 2015 compared to December 31, 2014, primarily due to a decrease in the MGU line, credit accident and health business, and supplemental insurance. MGU inforce certificate counts decreased in the first half of 2015 primarily as a result of removing poorer performing groups by several MGU’s. New Business has been originated during the year to date and it is anticipated that premiums written for these groups will replace portions of the cancelled groups. Credit accident and health decreased due to contraction in that market as distributors continued to shift their marketing emphasis to property and casualty products.

Benefits, losses and expenses

Claims incurred decreased due to the contraction of the Medicare Supplement and Supplemental Insurance blocks consistent with the decline in sales for those two lines. Additionally, the first quarter of 2014 included a $4.0 million charge relating to now settled reinsurance litigation.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Acquisition cost capitalized	$3,087	$5,175	$(2,088)	$7,041	$9,463	$(2,422)
Amortization of DAC	(3,699)	(4,773)	1,074	(8,778)	(9,292)	514

Change in DAC	$(612)	$402	$(1,014)	$(1,737)	$171	$(1,908)

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Net premiums written	$311,376	$295,538	$15,838	$598,320	$572,536	$25,784

Net premiums earned	$281,909	$270,916	$10,993	$558,390	$541,524	$16,866
Net investment income	14,226	14,746	(520)	28,632	29,929	(1,297)
Other income	1,432	1,391	41	2,572	2,645	(73)

Total premiums and other revenues	297,567	287,053	10,514	589,594	574,098	15,496

Benefits, losses and expenses
Claims incurred	211,920	204,725	7,195	404,172	383,237	20,935
Commissions for acquiring and servicing policies	51,722	49,405	2,317	101,225	96,738	4,487
Other operating expenses	37,772	34,190	3,582	76,545	61,898	14,647
Change in deferred policy acquisition costs (1)	(2,403)	(1,457)	(946)	(1,126)	2,523	(3,649)

Total benefits and expenses	299,011	286,863	12,148	580,816	544,396	36,420

Income before other items and federal income taxes	$(1,444)	$190	$(1,634)	$8,778	$29,702	$(20,924)

Loss ratio	75.2%	75.6%	(0.4)	72.4%	70.8%	1.6
Underwriting expense ratio	30.9	30.4	0.5	31.6	29.9	1.7

Combined ratio	106.1%	106.0%	0.1	104.0%	100.7%	3.3

Impact of catastrophe events on combined ratio	12.5	10.8	1.7	8.5	8.0	0.5

Combined ratio without impact of catastrophe events	93.6%	95.2%	1.6	95.5%	92.7%	(2.8)

Gross catastrophe losses	$35,008	$28,046	$6,962	$47,639	$41,106	$6,533
Net catastrophe losses	34,806	28,504	6,302	47,290	42,143	5,147

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results decreased during the three and six months ended June 30, 2015 compared to 2014 due to increased claims and other operating expenses.

Premiums and other revenues

Net premiums written and earned increased during the three and six months ended June 30, 2015 compared to 2014 due to increases in the commercial lines.

Benefits, losses and expenses

Claims incurred increased during the six months ended June 30, 2015 compared to 2014, as a result of first quarter increases in non-catastrophe weather related losses and an increase in the severity of losses due to fire. The increase in claims during the three months ended June 30, 2015 compared to 2014, were primarily a result of increases in catastrophe losses.

Operating expenses increased during the three and six months ended June 30, 2015 compared to 2014 as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 56.1% of net premiums written (ii) Commercial products, which focus primarily on agricultural and other markets, representing 35.4% of net premiums written and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 8.5% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Net premiums written
Automobile	$102,100	$99,988	$2,112	$205,775	$202,098	$3,677
Homeowner	60,728	60,722	6	108,450	109,221	(771)
Other Personal	10,932	9,696	1,236	21,457	19,280	2,177

Total net premiums written	$173,760	$170,406	$3,354	$335,682	$330,599	$5,083

Net premiums earned
Automobile	$101,156	$99,799	$1,357	$200,149	$198,655	$1,494
Homeowner	54,649	53,739	910	109,341	108,079	1,262
Other Personal	10,135	8,960	1,175	20,021	17,752	2,269

Total net premiums earned	$165,940	$162,498	$3,442	$329,511	$324,486	$5,025

Loss ratio
Automobile	81.5%	79.1%	2.4	79.1%	74.5%	4.6
Homeowner	89.9	97.2	(7.3)	76.1	82.8	(6.7)
Other Personal	50.1	16.5	33.6	62.4	28.1	34.3
Personal line loss ratio	82.4%	81.6%	0.8	77.1%	74.7%	2.4
Combined Ratio
Automobile	106.5%	103.8%	2.7	104.2%	96.7%	7.5
Homeowner	116.7	125.5	(8.8)	103.2	107.4	(4.2)
Other Personal	73.0	36.3	36.7	87.2	45.7	41.5
Personal line combined ratio	107.8%	107.5%	0.3	102.9%	97.5%	5.4

Personal Automobile: Net premiums written and earned increased in our personal automobile line during the three and six months ended June 30, 2015 compared to 2014, due to increases in sales volume and improved rate adequacy. The loss ratio increased during the three and six months ended June 30, 2015 compared to 2014, primarily due to an increase in non-catastrophe weather related claim activity compared to the prior year.

Homeowners: Net premiums written decreased during the six months ended June 30, 2015 compared to 2014, primarily due to decreased writings in higher risk areas. The loss ratio improved during the three and six months ended June 30, 2015 compared to 2014 due to continued improvement in rate adequacy.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their homeowner and auto policies. The loss ratio increased during the three and six months ended June 30, 2015 compared to 2014, due to increased catastrophe claim activity in the rental-owners line.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Net premiums written
Other Commercial	$49,341	$44,018	$5,323	$93,354	$84,522	$8,832
Agricultural Business	35,493	33,560	1,933	65,773	62,796	2,977
Automobile	26,034	24,978	1,056	52,569	50,151	2,418

Total net premiums written	$110,868	$102,556	$8,312	$211,696	$197,469	$14,227

Net premiums earned
Other Commercial	$38,254	$34,813	$3,441	$74,632	$68,206	$6,426
Agricultural Business	29,924	29,865	59	59,164	58,863	301
Automobile	21,616	19,734	1,882	42,851	38,782	4,069

Total net premiums earned	$89,794	$84,412	$5,382	$176,647	$165,851	$10,796

Loss ratio
Other Commercial	65.7%	104.7%	(39.0)	66.4%	90.4%	(24.0)
Agricultural Business	84.3	46.8	37.5	85.9	62.4	23.5
Automobile	70.9	74.0	(3.1)	72.1	70.8	1.3
Commercial line loss ratio	73.1%	77.0%	(3.9)	74.3%	75.9%	(1.6)
Combined ratio
Other Commercial	94.5%	127.9%	(33.4)	95.3%	118.9%	(23.6)
Agricultural Business	124.8	77.2	47.6	125.5	98.5	27.0
Automobile	96.2	106.0	(9.8)	97.6	96.4	1.2
Commercial line combined ratio	105.0%	104.8%	0.2	106.0%	106.4%	(0.4)

Other Commercial: Net premiums written and earned increased during the three and six months ended June 30, 2015 compared to 2014, primarily due to increased premium per policy in the workers’ compensation and business owners’ lines. Improvement in the loss and combined ratios for the three and six months ended June 30, 2015 compared to 2014 are primarily due to favorable case reserve development on workers compensation claims.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and six months ended June 30, 2015 compared to 2014 primarily as a result of improved rate adequacy. The loss and combined ratio increased during the three and six months ended June 30, 2015 compared to 2014 primarily due to an increase in both frequency of catastrophe claims as well as severity of fire losses.

Commercial Automobile: Net premiums written and earned increased during the three and six months ended June 30, 2015 compared to 2014, primarily due to improved rate adequacy. The loss and combined ratios increased during the six months ended June 30, 2015 compared to 2014 primarily due to an increase in overall average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Net premiums written	$26,748	$22,586	$4,162	$50,942	$44,468	$6,474
Net premiums earned	26,175	24,007	2,168	52,232	51,187	1,045
Loss ratio	36.6%	29.3%	7.3%	36.3%	29.2%	7.1%
Combined ratio	104.0%	101.2%	2.8%	105.8%	102.5%	3.3%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during the three and six months ended June 30, 2015 compared to 2014 primarily due to increases in our Guaranteed Auto Protection (GAP) and Collateral Protection business.

The loss and combined ratios increased during the three and six months ended June 30, 2015 compared to 2014 primarily due to an increase in claims in our GAP and Collateral Protection business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Other revenues
Net investment income	$17,267	$21,829	$(4,562)	$32,145	$34,859	$(2,714)
Realized investments gains, net	13,296	1,289	12,007	52,573	26,760	25,813
Other Income	1,341	2,335	(994)	3,049	3,471	(422)

Total other revenues	31,904	25,453	6,451	87,767	65,090	22,677

Benefits, losses and expenses
Commissions	(1)	(2)	1	(1)	—	(1)
Other operating expenses	10,667	11,992	(1,325)	18,248	22,008	(3,760)

Total benefits, losses and expenses	10,666	11,990	(1,324)	18,247	22,008	(3,761)

Income before other items and federal income taxes	$21,238	$13,463	$7,775	$69,520	$43,082	$26,438

Earnings increased during the three and six months ended June 30, 2015 compared to 2014 primarily due to an increase in realized investment gains. The increase in realized gains is attributable to the sale of equity securities and the first quarter 2015 sale of investment real estate property.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	June 30, 2015		December 31, 2014
Bonds held-to-maturity, at amortized cost	$7,834,732	40.4%	$8,225,050	42.0%
Bonds available-for-sale, at fair value	5,131,957	26.5	4,921,807	25.2
Equity securities, at fair value	1,516,244	7.8	1,516,978	7.8
Mortgage loans on real estate, net of allowance	3,311,017	17.1	3,359,586	17.2
Policy loans	405,400	2.1	405,979	2.1
Investment real estate, net of accumulated depreciation	514,497	2.7	479,062	2.4
Short-term investments	430,242	2.2	431,000	2.2
Other invested assets	228,087	1.2	220,255	1.1

Total investments	$19,372,176	100.0%	$19,559,717	100.0%

The decrease in our total investments at June 30, 2015 as compared to December 31, 2014 was primarily a result of lower policyholders’ account balances.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. As of June 30, 2015, our fixed maturity securities had an estimated fair value of $13.3 billion, which was $0.5 billion, or 3.8%, above amortized cost. At December 31, 2014, our fixed maturity securities had an estimated fair value of $13.6 billion, which was $0.7 billion, or 5.1%, above amortized cost. Fixed maturity securities’ estimated fair value, due in one year or less, decreased to $1.0 billion as of June 30, 2015 from $1.3 billion as of December 31, 2014, primarily as a result of maturities.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	June 30, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$670,254	$701,601	5.3	$637,613	$676,728	5.0
AA	1,585,136	1,652,029	12.4	1,647,110	1,733,484	12.8
A	5,031,617	5,259,521	39.5	5,060,934	5,348,438	39.4
BBB	5,087,488	5,272,541	39.6	5,121,394	5,363,342	39.5
BB and below	434,920	430,383	3.2	452,715	452,728	3.3

Total	$12,809,415	$13,316,075	100.0	$12,919,766	$13,574,720	100.0

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.3% and 4.9% at June 30, 2015 and December 31, 2014, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—Our equity portfolio is in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Fair Value
June 30, 2015
Common stock	$744,742	$759,886	$(13,854)	$1,490,774	98.3
Preferred stock	15,233	10,238	(1)	25,470	1.7

Total	$759,975	$770,124	$(13,855)	$1,516,244	100.0

December 31, 2014
Common stock	$719,651	$774,650	$(7,176)	$1,487,125	98.0
Preferred stock	19,733	10,121	(1)	29,853	2.0

Total	$739,384	$784,771	$(7,177)	$1,516,978	100.0

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

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of June 30, 2015, we had $405.4 million in policy loans with a loan to surrender value of 58.8%, and at December 31, 2014, we had $406.0 million in policy loans with a loan to surrender value of 57.6%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $48.2 million during the six months ended June 30, 2015, primarily from decreased interest rates on bonds and mortgage loans of $26.9 million and decreased option income of $23.4 million due to lower gains on the S&P index, partially offset by improvement in real estate income.

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

Net realized gains increased $27.9 million during the six months ended June 30, 2015 compared to 2014. Other-than-temporary impairment on investment securities decreased $2.1 million during the six months ended June 30, 2015 compared to 2014.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at June 30, 2015 and December 31, 2014 were $913.5 million and $1,005.7 million, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains of available-for-sale securities decreased $66.2 million to $963.4 million during the six months ended June 30, 2015, resulting from decreases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities changed unfavorably by $25.0 million, going from $24.9 million at December 31, 2014 to $49.9 million at June 30, 2015. The gross unrealized gains of held-to-maturity securities decreased $72.7 million to $404.0 million and gross unrealized losses decreased from $48.9 million at December 31, 2014 to $54.7 million in June 30, 2015.

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

Our cash & cash equivalents and short-term investment position decreased from $640.5 million at December 31, 2014 to $589.2 million at June 30, 2015. The decrease relates to a decrease in cash & cash equivalents as surrenders outpaced inflows in our annuity segment.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Capital Resources

Our capital resources are summarized below (in thousands):

	June 30, 2015	December 31, 2014
		(As Adjusted)
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,037,231	$3,936,781
AOCI	446,861	490,782

Total American National stockholders’ equity	$4,484,092	$4,427,563

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $32.4 million at June 30, 2015 and $15.0 million at December 31, 2014, respectively.

The changes in our capital resources are summarized below (in thousands):

Six months ended June 30, 2015
Net income attributable to American National	$138,035
Decrease in net unrealized gains	(46,303)
Defined benefit pension plan adjustment	3,032
Dividends to shareholders	(41,371)
Other	3,136

Total	$56,529

During the six months ended June 30, 2015, the change in our capital resources decreased compared to June 30, 2014 primarily due to decreased net investment income.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, risks related to the type and quality of the invested assets, insurance risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2015 and December 31, 2014, American National Insurance Company’s statutory capital and surplus was $2,960,102,000 and $2,879,154,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2015 and December 31, 2014, substantially above their authorized control level RBC.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Corporate Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Corporate Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II –OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below represents all share repurchases for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$—
May 1 - May 31	2,000	100	—	—
June 1 - June 30	—	—	—	—

Total	2,000	$100	—	$—

All of the shares included in the table above represent shares of restricted stock granted pursuant to the Company’s 1999 Stock and Incentive Plan. The Compensation Committee of the Company’s Board of Directors has authorized the settlement of restricted stock awards in cash upon expiration of the forfeiture restrictions with respect to such awards. Consistent with such authorization, the Company repurchased 2,000 shares of restricted stock from a Company director at market value on May 1, 2015, the date of expiration of such shares’ forfeiture restrictions. Similar repurchases may occur in the future upon restricted stock vesting. Further information regarding restricted stock awards is provided in Note 14, Stockholders’ Equity and Noncontrolling Interests, of the Notes to the Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 07, 2015