Form 10-Q
period 2015-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2015-11-06
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015, there were 26,891,502 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share data)

	September 30, 2015	December 31, 2014
		(As Adjusted)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,993,004 and $8,652,913)	$7,689,551	$8,225,050
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,188,738 and $4,694,716)	5,334,656	4,921,807
Equity securities, at fair value (Cost $769,033 and $739,384)	1,410,636	1,516,978
Mortgage loans on real estate, net of allowance	3,444,403	3,359,586
Policy loans	406,728	405,979
Investment real estate, net of accumulated depreciation of $206,129 and $193,611	539,571	479,062
Short-term investments	494,496	431,000
Other invested assets	186,123	220,255

Total investments	19,506,164	19,559,717

Cash and cash equivalents	169,473	209,455
Investments in unconsolidated affiliates	342,841	311,779
Accrued investment income	182,181	185,943
Reinsurance recoverables	410,913	428,654
Prepaid reinsurance premiums	70,981	56,019
Premiums due and other receivables	301,847	280,587
Deferred policy acquisition costs	1,289,127	1,253,544
Property and equipment, net	122,016	110,794
Current tax receivable	—	8,669
Other assets	141,587	137,856
Separate account assets	894,890	1,001,515

Total assets	$23,432,020	$23,544,532

LIABILITIES
Future policy benefits
Life	$2,816,934	$2,770,232
Annuity	1,061,183	1,006,748
Accident and health	66,997	58,364
Policyholders’ account balances	10,669,681	10,781,285
Policy and contract claims	1,269,929	1,297,708
Unearned premium reserve	822,640	755,051
Other policyholder funds	343,068	344,090
Liability for retirement benefits	186,548	195,712
Notes payable	126,145	108,177
Current tax liability	7,608	—
Deferred tax liabilities, net	226,894	287,175
Other liabilities	494,469	498,528
Separate account liabilities	894,890	1,001,515

Total liabilities	18,986,986	19,104,585

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449, Outstanding 26,891,502 and 26,871,942 shares	30,832	30,832
Additional paid-in capital	13,215	9,248
Accumulated other comprehensive income	376,041	490,782
Retained earnings	4,115,757	3,998,642
Treasury stock, at cost	(102,082)	(101,941)

Total American National stockholders’ equity	4,433,763	4,427,563
Noncontrolling interest	11,271	12,384

Total stockholders’ equity	4,445,034	4,439,947

Total liabilities and stockholders’ equity	$23,432,020	$23,544,532

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)
PREMIUMS AND OTHER REVENUE
Premiums
Life	$78,397	$79,492	$225,550	$224,165
Annuity	43,514	34,661	110,045	148,250
Accident and health	45,638	53,454	148,610	164,169
Property and casualty	291,486	279,429	849,876	820,953
Other policy revenues	60,271	55,255	175,392	167,041
Net investment income	184,482	236,489	597,357	697,604
Net realized investment gains (losses)	7,528	(649)	63,598	27,548
Other-than-temporary impairments	(19,407)	(1,608)	(22,904)	(3,045)
Other income	7,950	9,647	26,408	26,707

Total premiums and other revenues	699,859	746,170	2,173,932	2,273,392

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	94,087	83,740	273,275	257,505
Annuity	54,720	43,893	145,237	180,372
Claims incurred
Accident and health	46,236	33,193	110,289	109,859
Property and casualty	179,699	180,413	583,871	563,650
Interest credited to policyholders’ account balances	57,509	83,746	202,477	258,952
Commissions for acquiring and servicing policies	111,618	97,608	308,290	299,992
Other operating expenses	121,498	118,002	368,159	357,043
Change in deferred policy acquisition costs	(12,168)	10,800	(5,092)	10,854

Total benefits, losses and expenses	653,199	651,395	1,986,506	2,038,227

Income before federal income tax and equity in earnings of unconsolidated affiliates	46,660	94,775	187,426	235,165

Less: Provision (benefit) for federal income taxes
Current	30,037	25,104	76,546	59,337
Deferred	(11,903)	3,431	2,488	9,759

Total provision for federal income taxes	18,134	28,535	79,034	69,096
Equity in earnings of unconsolidated affiliates	16,339	3,576	73,385	12,181

Net income	44,865	69,816	181,777	178,250
Less: Net income attributable to noncontrolling interest, net of tax	2,852	2,877	1,729	1,883

Net income attributable to American National	$42,013	$66,939	$180,048	$176,367

Amounts available to American National common stockholders
Earnings per share
Basic	$1.56	$2.50	$6.70	$6.58
Diluted	1.56	2.49	6.68	6.55
Cash dividends to common stockholders	0.80	0.77	2.34	2.31
Weighted average common shares outstanding	26,899,683	26,805,535	26,865,359	26,800,835
Weighted average common shares outstanding and dilutive potential common shares	26,963,635	26,911,507	26,945,386	26,919,414

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)

Net income	$44,865	$69,816	$181,777	$178,250

Other comprehensive income (loss), net of tax
Change in net unrealized gain (losses) on securities	(70,900)	(17,708)	(117,203)	89,051
Foreign currency transaction and translation adjustments	(1,437)	(476)	(2,087)	(577)
Defined pension benefit plan adjustment	1,517	718	4,549	2,152

Other comprehensive income (loss), net of tax	(70,820)	(17,466)	(114,741)	90,626

Total comprehensive income (loss)	(25,955)	52,350	67,036	268,876

Less: Comprehensive income attributable to noncontrolling interest	2,852	2,877	1,729	1,883

Total comprehensive income (loss) attributable to American National	$(28,807)	$49,473	$65,307	$266,993

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Nine months ended September 30,
	2015	2014
		(As Adjusted)
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	9,248	4,650
Reissuance of treasury shares	3,032	1,635
Amortization of restricted stock	935	2,577

Balance at end of the period	13,215	8,862

Accumulated Other Comprehensive Income
Balance as of January 1,	490,782	413,712
Other comprehensive income (loss)	(114,741)	90,626

Balance at end of the period	376,041	504,338

Retained Earnings
Balance as of January 1,	3,998,642	3,836,112
Net income attributable to American National	180,048	176,367
Cash dividends to common stockholders	(62,933)	(62,113)

Balance at end of the period	4,115,757	3,950,366

Treasury Stock
Balance as of January 1,	(101,941)	(97,441)
Purchase of treasury shares	(141)	(4,500)

Balance at end of the period	(102,082)	(101,941)

Noncontrolling Interest
Balance as of January 1,	12,384	12,757
Contributions	32	478
Distributions	(2,874)	(2,839)
Gain attributable to noncontrolling interest	1,729	1,883

Balance at end of the period	11,271	12,279

Total Stockholders’ Equity	$4,445,034	$4,404,736

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2015	2014
		(As Adjusted)
OPERATING ACTIVITIES
Net income	$181,777	$178,250
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(63,598)	(27,548)
Other-than-temporary impairments	22,904	3,045
Amortization of premiums, discounts and loan origination fees	2,043	6,316
Net capitalized interest on policy loans and mortgage loans	(23,300)	(23,988)
Depreciation	32,665	26,421
Interest credited to policyholders’ account balances	202,477	258,952
Charges to policyholders’ account balances	(175,392)	(167,041)
Deferred federal income tax expense	2,488	9,759
Equity in earnings of unconsolidated affiliates	(73,385)	(12,181)
Distributions from equity method investments	549	679
Changes in
Policyholder liabilities	155,778	166,392
Deferred policy acquisition costs	(5,092)	10,854
Reinsurance recoverables	17,741	4,218
Premiums due and other receivables	(21,814)	(15,189)
Prepaid reinsurance premiums	(14,962)	2,188
Accrued investment income	3,763	(3,729)
Current tax receivable/payable	16,277	14,104
Liability for retirement benefits	(9,164)	(17,453)
Other, net	7,361	(40,979)

Net cash provided by operating activities	259,116	373,070

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	906,026	442,748
Available-for-sale securities	380,287	705,681
Investment real estate	14,247	45,843
Mortgage loans	632,309	421,023
Policy loans	42,309	41,331
Other invested assets	25,070	34,537
Disposals of property and equipment	1,397	2,571
Distributions from unconsolidated affiliates	122,162	49,403
Payment for the purchase/origination of
Held-to-maturity securities	(360,768)	(356,452)
Available-for-sale securities	(883,242)	(883,346)
Investment real estate	(58,536)	(28,865)
Mortgage loans	(718,410)	(444,140)
Policy loans	(18,747)	(21,721)
Other invested assets	(31,078)	(14,376)
Additions to property and equipment	(28,931)	(13,038)
Contributions to unconsolidated affiliates	(90,222)	(40,333)
Change in short-term investments	(63,495)	149,043
Other, net	17,021	3,834

Net cash provided by (used in) investing activities	(112,601)	93,743

FINANCING ACTIVITIES
Policyholders’ account deposits	941,340	783,255
Policyholders’ account withdrawals	(1,080,029)	(1,162,898)
Change in notes payable	17,967	(4,500)
Dividends to stockholders	(62,933)	(62,113)
Payments to noncontrolling interest	(2,842)	(2,361)

Net cash used in financing activities	(186,497)	(448,617)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,982)	18,196
Beginning of the period	209,455	117,946

End of the period	$169,473	$136,142

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

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The new standard allows a proportional amortization approach and treats the net investment performance as a component of income tax expense. Previously, these investments were accounted for under the equity method that records changes to investment value as a component of investment income and generates a deferred tax balance until the investment terminates. American National adopted this standard effective January 1, 2015, with retrospective adoption as of January 1, 2013. Accordingly, upon adoption the investment in unconsolidated affiliate’s asset was reduced by $7,504,000 with a release of a related deferred tax liability of $2,937,000 resulting in a $4,567,000 reduction in the opening balance of stockholders’ equity at January 1, 2015.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

Financial statement amounts previously reported were revised as shown below (in thousands):

	As of December 31, 2014
	As Reported	As Adjusted	Effect of Change

Investment in unconsolidated affiliates	$319,283	$311,779	$(7,504)
Deferred tax liabilities, net	290,112	287,175	(2,937)
Retained earnings	4,003,209	3,998,642	(4,567)

	As Reported	As Adjusted	Effect of Change
Three months ended September 30, 2014
Provision for federal income taxes, current	$23,639	$25,104	$1,465
Provision for federal income taxes, deferred	3,110	3,431	321
Equity in earnings of unconsolidated affiliates	2,735	3,576	841
Net Income attributable to American National	67,884	66,939	(945)

Nine months ended September 30, 2014
Provision for federal income taxes, current	$55,690	$59,337	$3,647
Provision for federal income taxes, deferred	9,974	9,759	(215)
Equity in earnings of unconsolidated affiliates	10,405	12,181	1,776
Net Income attributable to American National	178,023	176,367	(1,656)

American National held investments in Qualified Affordable Housing Projects totaling $40,579,000 and $32,778,000 as of September 30, 2015 and December 31, 2014, respectively. For the nine months ended September 30, 2015 and September 30, 2014, American National recognized tax credits and other tax benefits of $6,672,000 and $5,817,000, respectively, and amortized cost of $5,834,000 and $4,033,000, relating to these investments. At September 30, 2015 American National had commitments to provide additional funding to these investments during the following fiscal years as follows (in thousands):

Expected year of payment	2015	2016	2017	2018	2019	Total
Equity commitments	$8,251	4,148	1,314	726	1,078	$15,517

Future Adoption of New Accounting Standards—The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in U.S. GAAP. Insurance contracts generally are excluded from the scope of the new guidance. For those contracts which are impacted by the guidance, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. In August 2015, the effective date of the guidance was deferred one year and is now effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company is evaluating the impact of adoption, which is not expected to be material to the Company’s financial statements.

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

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$324,191	$26,068	$—	$350,259
Foreign governments	4,111	975	—	5,086
Corporate debt securities	7,055,332	344,616	(90,276)	7,309,672
Residential mortgage-backed securities	288,223	22,236	(913)	309,546
Collateralized debt securities	1,928	127	—	2,055
Other debt securities	15,766	620	—	16,386

Total bonds held-to-maturity	7,689,551	394,642	(91,189)	7,993,004

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,025	814	—	24,839
U.S. states and political subdivisions	925,948	34,206	(1,834)	958,320
Foreign governments	5,000	1,929	—	6,929
Corporate debt securities	4,196,262	160,179	(51,382)	4,305,059
Residential mortgage-backed securities	28,452	1,648	(259)	29,841
Collateralized debt securities	9,051	658	(41)	9,668

Total bonds available-for-sale	5,188,738	199,434	(53,516)	5,334,656

Equity securities
Common stock	755,546	655,360	(23,857)	1,387,049
Preferred stock	13,487	10,100	—	23,587

Total equity securities	769,033	665,460	(23,857)	1,410,636

Total investments in securities	$13,647,322	$1,259,536	$(168,562)	$14,738,296

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$323,053	$26,800	$(93)	$349,760
Foreign governments	29,130	1,293	—	30,423
Corporate debt securities	7,517,195	424,845	(47,315)	7,894,725
Residential mortgage-backed securities	336,853	22,317	(1,535)	357,635
Collateralized debt securities	2,232	238	—	2,470
Other debt securities	16,587	1,313	—	17,900

Total bonds held-to-maturity	8,225,050	476,806	(48,943)	8,652,913

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,415	825	(7)	23,233
U.S. states and political subdivisions	802,846	36,151	(1,381)	837,616
Foreign governments	5,000	2,021	—	7,021
Corporate debt securities	3,812,771	203,048	(15,770)	4,000,049
Residential mortgage-backed securities	40,988	1,903	(492)	42,399
Collateralized debt securities	10,696	863	(70)	11,489

Total bonds available-for-sale	4,694,716	244,811	(17,720)	4,921,807

Equity securities
Common stock	719,651	774,650	(7,176)	1,487,125
Preferred stock	19,733	10,121	(1)	29,853

Total equity securities	739,384	784,771	(7,177)	1,516,978

Total investments in securities	$13,659,150	$1,506,388	$(73,840)	$15,091,698

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2015
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$394,934	$401,042	$357,147	$361,475
Due after one year through five years	2,348,115	2,535,513	1,015,790	1,083,981
Due after five years through ten years	4,556,548	4,641,818	3,208,405	3,267,070
Due after ten years	384,104	409,531	602,396	617,155
Without single maturity date	5,850	5,100	5,000	4,975

Total	$7,689,551	$7,993,004	$5,188,738	$5,334,656

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Proceeds from sales of available-for-sale securities	$8,876	$2,671	$48,352	$139,137
Gross realized gains	3,982	228	17,991	24,994
Gross realized losses	—	—	(65)	(2,123)

Gains and losses are determined using specific identification of the securities sold. During the nine months ended September 30, 2015 and 2014, bonds with a carrying value of $171,000 and $44,781,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An unrealized loss of $53,000 and an unrealized gain of $1,301,000 were established in 2015 and 2014, respectively following the transfer at fair value.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Nine months ended September 30,
	2015	2014
Bonds available-for-sale	$(81,173)	$82,701
Equity securities	(135,991)	79,211

Change in net unrealized gains (losses) on securities during the year	(217,164)	161,912
Adjustments for
Deferred policy acquisition costs	30,491	(17,175)
Participating policyholders’ interest	7,222	(8,526)
Deferred federal income tax benefit (expense)	62,248	(47,160)

Change in net unrealized gains (losses) on securities, net of tax	$(117,203)	$89,051

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2015
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$—	$—	$—	$—	$—	$—
Corporate debt securities	(62,176)	1,484,022	(28,100)	205,613	(90,276)	1,689,635
Residential mortgage-backed securities	(146)	21,304	(767)	16,697	(913)	38,001

Total bonds held-to-maturity	(62,322)	1,505,326	(28,867)	222,310	(91,189)	1,727,636

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	—	3,876	—	—	—	3,876
U.S. states and political subdivisions	(1,758)	172,536	(76)	2,059	(1,834)	174,595
Corporate debt securities	(43,045)	1,195,908	(8,337)	62,378	(51,382)	1,258,286
Residential mortgage-backed securities	(82)	13,772	(177)	6,217	(259)	19,989
Collateralized debt securities	(36)	1,986	(5)	292	(41)	2,278

Total bonds available-for-sale	(44,921)	1,388,078	(8,595)	70,946	(53,516)	1,459,024

Equity securities
Common stock	(23,857)	112,392	—	—	(23,857)	112,392
Preferred stock	—	—	—	—	—	—

Total equity securities	(23,857)	112,392	—	—	(23,857)	112,392

Total	$(131,100)	$3,005,796	$(37,462)	$293,256	$(168,562)	$3,299,052

	December 31, 2014
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$3,388	$(56)	$2,465	$(93)	$5,853
Corporate debt securities	(20,575)	523,766	(26,740)	662,362	(47,315)	1,186,128
Residential mortgage-backed securities	(232)	12,186	(1,303)	31,163	(1,535)	43,349

Total bonds held-to-maturity	(20,844)	539,340	(28,099)	695,990	(48,943)	1,235,330

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(7)	14,552	—	—	(7)	14,552
U.S. states and political subdivisions	(166)	27,719	(1,215)	78,851	(1,381)	106,570
Corporate debt securities	(8,852)	384,451	(6,918)	288,808	(15,770)	673,259
Residential mortgage-backed securities	(170)	9,386	(322)	14,042	(492)	23,428
Collateralized debt securities	(63)	2,033	(7)	339	(70)	2,372

Total bonds available-for-sale	(9,258)	438,141	(8,462)	382,040	(17,720)	820,181

Equity securities
Common stock	(7,176)	43,907	—	—	(7,176)	43,907
Preferred stock	(1)	—	—	—	(1)	—

Total equity securities	(7,177)	43,907	—	—	(7,177)	43,907

Total	$(37,279)	$1,021,388	$(36,561)	$1,078,030	$(73,840)	$2,099,418

As of September 30, 2015, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

Bonds distributed by credit quality rating, using both Standard & Poor’s and Moody’s ratings, are shown below:

	September 30, 2015	December 31, 2014
AAA	5.4%	5.0%
AA	12.2	12.8
A	38.1	39.4
BBB	41.3	39.5
BB and below	3.0	3.3

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	September 30, 2015	December 31, 2014
Consumer goods	21.4%	20.4%
Energy and utilities	10.8	13.3
Financials	19.1	19.1
Healthcare	14.9	14.0
Industrials	8.1	8.4
Information technology	17.3	16.2
Other	8.4	8.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location are as follows:

	September 30, 2015	December 31, 2014
East North Central	18.8%	19.4%
East South Central	4.4	5.0
Mountain	12.3	11.0
Pacific	10.0	10.8
South Atlantic	19.7	21.9
West South Central	29.2	24.9
Other	5.6	7.0

Total	100.0%	100.0%

As of September 30, 2015, American National had foreclosed on two loans with a recorded investment of $19,328,000, and there was one loan in the process of foreclosure with a recorded investment of $2,450,000. There were two loans in the process of foreclosure with a recorded investment of $15,945,000 as of September 30, 2014. American National sold one loan with a recorded investment of $2,702,000 resulting in a realized loss of $1,602,000 for the nine months ended September 30, 2015. No loans were sold in the same period in 2014.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
September 30, 2015
Industrial	$—	$—	$—	$—	$705,260	$705,260	20.4%
Office	—	—	8,228	8,228	1,267,942	1,276,170	37.2
Retail	—	—	5,005	5,005	807,829	812,834	23.7
Other	—	—	—	—	662,908	662,908	18.7

Total	$—	$—	$13,233	$13,233	$3,443,939	3,457,172	100.0%

Allowance for loan losses						(12,769)

Total, net of allowance						$3,444,403

December 31, 2014
Industrial	$—	$—	$—	$—	$702,541	$702,541	20.9%
Office	—	—	19,327	19,327	1,201,833	1,221,160	36.1
Retail	—	—	—	—	615,813	615,813	18.1
Other	—	—	—	—	837,932	837,932	24.9

Total	$—	$—	$19,327	$19,327	$3,358,119	$3,377,446	100.0%

Allowance for loan losses						(17,860)

Total, net of allowance						$3,359,586

Total mortgage loans are net of unamortized discounts of $505,000 and $658,000 and unamortized origination fees of $19,333,000 and $15,659,000 at September 30, 2015 and December 31, 2014, respectively. No unearned income is included in these amounts.

Allowance for Credit Losses

The credit quality of the mortgage loan portfolio is assessed by evaluating the credit risk of the borrowers. A loan is classified as performing or non-performing based on whether all of the contractual terms of the loan have been met.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands):

	Nine months ended September 30,
	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment
Beginning balance, 2015	$12,277	$5,583
Change in allowance	(1,688)	(3,403)

Ending balance, 2015	$10,589	$2,180

At September 30, 2015 and December 31, 2014, the recorded investment for loans collectively evaluated for impairment was $3,405,419,000 and $3,321,241,000, respectively. The recorded investment for loans individually evaluated for impairment was $51,752,000 and $56,205,000, respectively.

Note 5 – Mortgage Loans – (Continued)

Loans individually evaluated for impairment with and without an allowance are shown below (in thousands):

	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Three months ended
With an allowance recorded
Office	$18,014	$555	$27,564	$547

Total	$18,014	$555	$27,564	$547

Without an allowance recorded
Office	$26,639	$422	$26,941	$431
Industrial	—	—	2,702	36
Retail	8,812	134	851	11

Total	$35,451	$556	$30,494	$478

Nine months ended
With an allowance recorded
Office	$18,116	$1,016	$29,421	$1,663

Total	$18,116	$1,016	$29,421	$1,663

Without an allowance recorded
Office	$26,326	$1,262	$27,019	$1,298
Industrial	—	—	2,721	110
Retail	8,895	410	1,149	16

Total	$35,221	$1,672	$30,889	$1,424

	September 30, 2015		December 31, 2014
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
With an allowance recorded
Office	$16,275	$17,961	$26,563	$31,653
Retail	—	—	—	493

Total	$16,275	$17,961	$26,563	$32,146

Without an allowance recorded
Office	$26,695	$26,695	$26,941	$26,941
Industrial	—	—	2,702	2,702
Retail	8,782	8,782	—	—

Total	$35,477	$35,477	$29,643	$29,643

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

The number of mortgage loans and recorded investment in troubled debt restructuring are as follows (in thousands, except number of contracts):

	Nine months ended September 30,
	2015			2014
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification

Office	2	$12,211	$12,211	3	$34,400	$30,996

There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Investment Real Estate

Investment real estate by property-type and geographic distribution are as follows:

	September 30, 2015	December 31, 2014
Industrial	11.2%	13.0%
Office	33.4	25.0
Retail	40.0	44.1
Other	15.4	17.9

Total	100.0%	100.0%

	September 30, 2015	December 31, 2014
East North Central	12.3%	4.5%
East South Central	3.8	4.6
Mountain	8.0	9.6
Pacific	6.1	7.1
South Atlantic	10.9	12.2
West South Central	53.0	55.6
Other	5.9	6.4

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	September 30, 2015	December 31, 2014
Investment real estate	$165,685	$140,032
Short-term investments	1	1
Cash and cash equivalents	3,204	2,495
Accrued investment income	339	683
Other receivables	7,095	7,999
Other assets	6,316	8,483

Total assets of consolidated VIEs	$182,640	$159,693

Notes payable	$126,145	$108,177
Other liabilities	11,102	8,954

Total liabilities of consolidated VIEs	$137,247	$117,131

Note 6 – Investment Real Estate – (Continued)

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $32,277,000 and $15,016,000 at September 30, 2015 and December 31, 2014, respectively. The total long-term portion of notes payable consists of four notes with the following interest rates: 4.0%, prime plus 0.5%, and two notes with adjusted LIBOR plus LIBOR margin. Of the long-term notes payable, $29,265,000 will mature in 2016, with the remainder maturing beyond 5 years.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities were not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$220,223	$220,223	$157,620	$157,620
Mortgage loans	212,972	212,972	172,408	172,408
Accrued investment income	778	778	721	721

As of September 30, 2015, a real estate investment with a carrying value of $4,028,000 was classified as held for sale.

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

		September 30, 2015			December 31, 2014
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	454	$1,249,300	$141,385	436	$1,095,300	$189,449
Equity-indexed embedded derivative	Policyholders’ account balances	48,923	1,005,100	207,302	42,287	961,300	208,187

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
Equity-indexed options	Net investment income	$(33,682)	$6,562	$(34,646)	$29,011
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	16,780	(1,762)	19,997	(16,484)

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Bonds	$138,707	$148,715	$421,543	$450,110
Equity securities	9,353	8,146	27,869	26,488
Mortgage loans	50,681	51,652	149,682	159,010
Real estate	13,555	14,245	11,949	11,347
Options	(33,682)	6,562	(34,646)	29,011
Other invested assets	5,868	7,169	20,960	21,638

Total	$184,482	$236,489	$597,357	$697,604

Realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Bonds	$(34)	$1,925	$10,063	$21,837
Equity securities	7,669	229	44,579	10,293
Mortgage loans	639	(1,551)	(94)	(5,424)
Real estate	(739)	(1,242)	9,094	1,787
Other invested assets	(7)	(10)	(44)	(945)

Total	$7,528	$(649)	$63,598	$27,548

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Bonds	$(286)	$—	$(286)	$(41)
Equity securities	(19,121)	(1,608)	(22,618)	(3,004)

Total	$(19,407)	$(1,608)	$(22,904)	$(3,045)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,689,551	$7,993,004	$8,225,050	$8,652,913
Fixed maturity securities, bonds available-for-sale	5,334,656	5,334,656	4,921,807	4,921,807
Equity securities	1,410,636	1,410,636	1,516,978	1,516,978
Equity-indexed options	141,385	141,385	189,449	189,449
Mortgage loans on real estate, net of allowance	3,444,403	3,670,607	3,359,586	3,618,944
Policy loans	406,728	406,728	405,979	405,979
Short-term investments	494,496	494,496	431,000	431,000
Separate account assets	894,890	894,890	1,001,515	1,001,515

Total financial assets	$19,816,745	$20,346,402	$20,051,364	$20,738,585

Financial liabilities
Investment contracts	$8,711,223	$8,711,223	$8,894,747	$8,894,747
Embedded derivative liability for equity-indexed contracts	207,302	207,302	208,187	208,187
Notes payable	126,145	126,145	108,177	108,177
Separate account liabilities	894,890	894,890	1,001,515	1,001,515

Total financial liabilities	$9,939,560	$9,939,560	$10,212,626	$10,212,626

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At September 30, 2015 and December 31, 2014, the one year implied volatility used to estimate embedded derivative value was 20.1% and 17.3%, respectively.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of September 30, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$350,259	$—	$350,259	$—
Foreign governments	5,086	—	5,086	—
Corporate debt securities	7,309,672	—	7,261,358	48,314
Residential mortgage-backed securities	309,546	—	308,605	941
Collateralized debt securities	2,055	—	2,055	—
Other debt securities	16,386	—	12,530	3,856

Total bonds held-to-maturity	7,993,004	—	7,939,893	53,111

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,839	—	24,839	—
U.S. states and political subdivisions	958,320	—	955,825	2,495
Foreign governments	6,929	—	6,929	—
Corporate debt securities	4,305,059	—	4,298,265	6,794
Residential mortgage-backed securities	29,841	—	28,038	1,803
Collateralized debt securities	9,668	—	7,769	1,899

Total bonds available-for-sale	5,334,656	—	5,321,665	12,991

Equity securities
Common stock	1,387,049	1,387,049	—	—
Preferred stock	23,587	23,587	—	—

Total equity securities	1,410,636	1,410,636	—	—

Options	141,385	—	—	141,385
Mortgage loans on real estate	3,670,607	—	3,670,607	—
Policy loans	406,728	—	—	406,728
Short-term investments	494,496	—	494,496	—
Separate account assets	894,890	—	894,890	—

Total financial assets	$20,346,402	$1,410,636	$18,321,551	$614,215

Financial liabilities
Investment contracts	$8,711,223	$—	$—	$8,711,223
Embedded derivative liability for equity-indexed contracts	207,302	—	—	207,302
Notes payable	126,145	—	—	126,145
Separate account liabilities	894,890	—	894,890	—

Total financial liabilities	$9,939,560	$—	$894,890	$9,044,670

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2014
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$349,760	$—	$349,760	$—
Foreign governments	30,423	—	30,423	—
Corporate debt securities	7,894,725	—	7,833,564	61,161
Residential mortgage-backed securities	357,635	—	356,670	965
Collateralized debt securities	2,470	—	—	2,470
Other debt securities	17,900	—	12,975	4,925

Total bonds held-to-maturity	8,652,913	—	8,583,392	69,521

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	23,233	—	23,233	—
U.S. states and political subdivisions	837,616	—	835,106	2,510
Foreign governments	7,021	—	7,021	—
Corporate debt securities	4,000,049	—	3,941,925	58,124
Residential mortgage-backed securities	42,399	—	40,473	1,926
Collateralized debt securities	11,489	—	9,616	1,873

Total bonds available-for-sale	4,921,807	—	4,857,374	64,433

Equity securities
Common stock	1,487,125	1,487,125	—	—
Preferred stock	29,853	29,853	—	—

Total equity securities	1,516,978	1,516,978	—	—

Options	189,449	—	—	189,449
Mortgage loans on real estate	3,618,944	—	3,618,944	—
Policy loans	405,979	—	—	405,979
Short-term investments	431,000	—	431,000	—
Separate account assets	1,001,515	—	1,001,515	—

Total financial assets	$20,738,585	$1,516,978	$18,492,225	$729,382

Financial liabilities
Investment contracts	$8,894,747	$—	$—	$8,894,747
Embedded derivative liability for equity-indexed contracts	208,187	—	—	208,187
Notes payable	108,177	—	—	108,177
Separate account liabilities	1,001,515	—	1,001,515	—

Total financial liabilities	$10,212,626	$—	$1,001,515	$9,211,111

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended September 30,			Nine months ended September 30,
	Assets		Liability	Assets		Liability
		Equity-			Equity-
	Investment	Indexed	Embedded	Investment	Indexed	Embedded
	Securities	Options	Derivative	Securities	Options	Derivative
Beginning balance, 2015	$67,200	$183,963	$208,827	$64,433	$189,449	$208,187

Total realized and unrealized investment gains (losses) included in other comprehensive income	150	—	—	(18)	—	—
Net fair value change included in realized gains (losses)	—	—	—	—	—	—
Net gain (loss) for derivatives included in net investment income	—	(34,643)	—	—	(39,266)	—
Net change included in interest credited	—	—	(16,780)	—	—	(19,997)
Purchases, sales and settlements or maturities
Purchases	—	5,725	—	—	15,313	—
Sales	120	(11,160)	—	(1)	(11,160)	—
Settlements or maturities	(1)	(2,500)	—	(343)	(12,951)	—
Premiums less benefits	—	—	15,255	—	—	19,112
Gross transfers into Level 3	—	—	—	3,398	—	—
Gross transfers out of Level 3	(54,478)	—	—	(54,478)	—	—

Ending balance September 30, 2015	$12,991	$141,385	$207,302	$12,991	$141,385	$207,302

Beginning balance, 2014	$11,932	$163,861	$186,261	$48,304	$164,753	$148,435
Total realized and unrealized investment gains (losses) included in other comprehensive income	138	—	—	(11,735)	—	—
Net fair value change included in realized gains (losses)	—	—	—	13,056	—	—
Net gain (loss) for derivatives included in net investment income	—	4,998	—	—	23,788	—
Net change included in interest credited	—	—	1,762	—	—	16,484
Purchases, sales and settlements or maturities
Purchases	—	3,655	—	—	12,345	—
Sales	(120)	—	—	(37,670)	—	—
Settlements or maturities	(5)	(2,171)	—	(10)	(30,543)	—
Premiums less benefits	—	—	3,737	—	—	26,841
Gross transfers into Level 3	30,199	—	—	30,199	—	—
Gross transfers out of Level 3	—	—	—	—	—	—

Ending balance September 30, 2014	$42,144	$170,343	$191,760	$42,144	$170,343	$191,760

Within the net gain (loss) for derivatives included in net investment income were unrealized losses of $51,875,000 relating to assets still held at September 30, 2015 and gains of $7,395,000 at September 30 2014, respectively.

The transfers into Level 3 during the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The 2015 transfers out of Level 3 were securities being priced by a third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Beginning balance, 2015	$711,469	$382,441	$47,784	$111,850	$1,253,544
Additions	81,568	42,264	15,869	175,006	314,707
Amortization	(60,998)	(57,412)	(18,195)	(173,010)	(309,615)
Effect of change in unrealized gains on available-for-sale securities	7,742	22,749	—	—	30,491

Net change	28,312	7,601	(2,326)	1,996	35,583

Ending balance at September 30, 2015	$739,781	$390,042	$45,458	$113,846	$1,289,127

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2015	2014
Unpaid claims balance, beginning	$1,132,394	$1,096,299
Less reinsurance recoverables	245,906	215,161

Net beginning balance	886,488	881,138

Incurred related to
Current	705,988	706,824
Prior years	(7,835)	(29,044)

Total incurred claims	698,153	677,780

Paid claims related to
Current	414,287	410,077
Prior years	284,732	252,082

Total paid claims	699,019	662,159

Net balance	885,622	896,759
Plus reinsurance recoverables	215,464	235,485

Unpaid claims balance, ending	$1,101,086	$1,132,244

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $7,835,000 during the first nine months of 2015 and $29,044,000 during the first nine months of 2014, reflecting lower-than-anticipated losses in the workers compensation, commercial auto, and personal auto liability lines of business.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
			(As Adjusted)				(As Adjusted)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$22,050	35.0%	$33,171	35.0%	$91,284	35.0%	$82,308	35.0%
Tax-exempt investment income	(1,863)	(3.0)	(1,742)	(1.8)	(5,688)	(2.2)	(4,897)	(2.1)
Dividend exclusion	(1,841)	(2.9)	(1,700)	(1.8)	(5,788)	(2.2)	(5,253)	(2.2)
Miscellaneous tax credits, net	(2,256)	(3.6)	(2,658)	(2.8)	(6,728)	(2.6)	(5,873)	(2.5)
Low income housing tax credit expense	1,307	2.1	1,786	1.9	3,792	1.5	3,432	1.5
Other items, net	737	1.2	(322)	(0.3)	2,162	0.8	(621)	(0.3)

Total	$18,134	28.8%	$28,535	30.2%	$79,034	30.3%	$69,096	29.4%

American National made income tax payments of $52,106,000 and $41,121,000 during the nine months ended September 30, 2015 and 2014, respectively.

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of September 30, 2015 and 2014. There are no ordinary loss tax carryforwards that will expire by December 31, 2015.

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

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance, 2015	$568,151	$(76,074)	$(1,295)	$490,782
Amounts reclassified from AOCI (net of tax benefit $8,221 and expense $2,449)	(15,268)	4,549	—	(10,719)
Unrealized holding losses arising during the period (net of tax benefit $67,787)	(125,888)			(125,888)
Unrealized adjustment to DAC (net of tax expense $11,232)	19,259			19,259
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax expense $2,528)	4,694			4,694
Foreign currency adjustment (net of tax benefit $1,124)			(2,087)	(2,087)

Ending balance at September 30, 2015	$450,948	$(71,525)	$(3,382)	$376,041

Beginning balance, 2014	$457,937	$(43,884)	$(341)	$413,712
Amounts reclassified from AOCI (net of tax benefit $8,906 and expense $1,159)	(16,539)	2,152	—	(14,387)
Unrealized holding gains arising during the period (net of tax expense $65,575)	121,782			121,782
Unrealized adjustment to DAC (net of tax benefit $6,525)	(10,650)			(10,650)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,984)	(5,542)			(5,542)
Foreign currency adjustment (net of tax benefit $311)			(577)	(577)

Ending balance at September 30, 2014	$546,988	$(41,732)	$(918)	$504,338

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30,	December 31,
	2015	2014
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,940,947)	(3,960,507)

Outstanding shares	26,891,502	26,871,942
Restricted shares	(76,000)	(142,667)

Unrestricted outstanding shares	26,815,502	26,729,275

Stock-based compensation

American National has one stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. Incentive awards under this plan are made to officers meeting established performance objectives. All awards are subject to review and approval both at the time of setting applicable performance objectives and at payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants are made to certain officers and directors as compensation and to align their interests with those of other shareholders.

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	54,930	$114.86	142,667	$107.39	128,214	$95.82

Granted	—	—	—	—	83,093	104.75
Exercised	(116)	73.97	(66,667)	103.58	(72,093)	90.85
Forfeited	—	—	—	—	(281)	105.02
Expired	(16,646)	114.57	—	—	—	—

Outstanding at September 30, 2015	38,168	$115.11	76,000	$110.73	138,933	$103.73

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	1.44	3.71	1.95
Exercisable shares	38,154	N/A	N/A
Weighted-average exercise price	$115.11	$110.73	$103.73
Weighted-average exercise price exercisable shares	115.12	N/A	N/A
Compensation expense (credit)
Three months ended September 30, 2015	$(14,000)	$282,000	$1,114,000
Three months ended September 30, 2014	(19,000)	496,000	522,000
Nine months ended September 30, 2015	(82,000)	935,000	5,421,000
Nine months ended September 30, 2014	(33,000)	2,577,000	6,447,000
Fair value of liability award
September 30, 2015	$27,000	N/A	$19,134,000
December 31, 2014	167,000	N/A	16,301,000

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and these awards feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 76,000 shares are unvested.

RSU awards allow the recipient of the awards to settle the vested RSUs in either shares of American National’s common stock or cash. RSUs vest after a three-year graded vesting requirement or over a shorter period as a result of death, disability or retirement after age 65.

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)
Weighted average shares outstanding	26,899,683	26,805,535	26,865,359	26,800,835
Incremental shares from RS awards and RSUs	63,952	105,972	80,027	118,579

Total shares for diluted calculations	26,963,635	26,911,507	26,945,386	26,919,414

Net income attributable to American National (in thousands)	$42,013	$66,939	$180,048	$176,367
Basic earnings per share	$1.56	$2.50	$6.70	$6.58
Diluted earnings per share	1.56	2.49	6.68	6.55

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2015 and December 31, 2014, American National Insurance Company’s statutory capital and surplus was $2,924,950,000 and $2,879,154,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2015 and December 31, 2014, substantially above 200% of the authorized control level.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

American National and its insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile which include certain components of the National Association of Insurance Commissioners’ Codification of Statutory Accounting Principles (“NAIC Codification”). NAIC Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of American National Insurance Company and its insurance subsidiaries.

Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $66,042,000 and $60,732,000 at September 30, 2015 and September 30, 2014, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30, 2015	December 31, 2014
Statutory capital and surplus
Life insurance entities	$1,927,011	$1,904,128
Property and casualty insurance entities	1,006,622	984,155

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Statutory net income
Life insurance entities	$21,990	$43,447	$101,232	$139,564
Property and casualty insurance entities	29,253	22,718	43,190	44,852

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted to pay total dividends of $287,915,000 during 2015, without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at September 30, 2015 and December 31, 2014.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $4,521,000 and $5,634,000 at September 30, 2015 and December 31, 2014, respectively.

Note 15 – Segment Information

Management organizes the business into five operating segments:

•	Life—markets whole, term, universal, indexed and variable life insurance on a national basis primarily through career, multiple-line, and independent agents as well as direct marketing channels.

•	Annuity—offers fixed, indexed, and variable annuity products. These products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.

•	Health—primary lines of business are Medicare supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.

•	Property and Casualty—writes personal, agricultural and commercial coverages and credit-related property insurance. These products are primarily sold through multiple-line and independent agents.

•	Corporate and Other—consists of net investment income from investments not allocated to the insurance segments and revenues from non-insurance operations.

The accounting policies of the segments are the same as those described in Note 2 to American National’s annual report on Form 10-K. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios of the operating segments.

Note 15 – Segment Information – (Continued)

The following summarizes the results of operations measured as the income from continuing operations before federal income taxes, and equity in earnings (losses) of unconsolidated affiliates by operating segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Life	$10,193	$10,794	$25,523	$22,076
Annuity	4,433	24,366	38,668	70,415
Health	(11,178)	9,304	1,725	19,579
Property and Casualty	33,980	30,088	42,758	59,790
Corporate and Other	9,232	20,223	78,752	63,305

Total	$46,660	$94,775	$187,426	$235,165

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at September 30, 2015, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $765,008,000 of which $513,149,000 is expected to be funded in 2015 with the remainder funded in 2016 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2015 and December 31, 2014, the outstanding letters of credit were $12,214,000, respectively, and there were no borrowings on this facility. This facility expires on October 30, 2016. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2015, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $208,696,000.

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

Note 16 – Commitments and Contingencies – (Continued)

Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our consolidated financial position, liquidity or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to American National is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

	Financial Statement Line Impacted	Dollar Amount of Transactions		Amount due to (from) American National
		Nine months ended September 30,		September 30, 2015	December 31, 2014
Related Party		2015	2014
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$986	$917	$5,522	$6,508
Gal-Tex Hotel Corporation	Net investment income	330	399	33	39
Greer, Herz & Adams, LLP	Other operating expenses	6,011	8,037	(366)	(309)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015, and they include among others:

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

Overview

Chartered in 1905, we are a diversified insurance and financial services company offering a broad spectrum of insurance products in all 50 states, the District of Columbia, and Puerto Rico. Our headquarters are in Galveston, Texas.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Premiums	$459,035	$447,036	$11,999	$1,334,081	$1,357,537	$(23,456)
Other policy revenues	60,271	55,255	5,016	175,392	167,041	8,351
Net investment income	184,482	236,489	(52,007)	597,357	697,604	(100,247)
Realized investments gains (losses), net	(11,879)	(2,257)	(9,622)	40,694	24,503	16,191
Other income	7,950	9,647	(1,697)	26,408	26,707	(299)

Total premiums and other revenues	699,859	746,170	(46,311)	2,173,932	2,273,392	(99,460)

Benefits, losses and expenses
Policyholder benefits	148,807	127,633	21,174	418,512	437,877	(19,365)
Claims incurred	225,935	213,606	12,329	694,160	673,509	20,651
Interest credited to policyholders’ account balances	57,509	83,746	(26,237)	202,477	258,952	(56,475)
Commissions for acquiring and servicing policies	111,618	97,608	14,010	308,290	299,992	8,298
Other operating expenses	121,498	118,002	3,496	368,159	357,043	11,116
Change in deferred policy acquisition costs (1)	(12,168)	10,800	(22,968)	(5,092)	10,854	(15,946)

Total benefits and expenses	653,199	651,395	1,804	1,986,506	2,038,227	(51,721)

Income before other items and federal income taxes	$46,660	$94,775	$(48,115)	$187,426	$235,165	$(47,739)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Consolidated earnings decreased during the three and nine months ended September 30, 2015 compared to 2014 primarily due to a decrease in net investment income, which exceeded the decrease in the related interest credited to policyholders’ account balances. Additionally, earnings for the three months ended September 30, 2015 decreased due to a loss in our health segment.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Premiums	$78,397	$79,492	$(1,095)	$225,550	$224,165	$1,385
Other policy revenues	57,127	51,751	5,376	165,727	155,355	10,372
Net investment income	54,904	57,598	(2,694)	168,890	172,633	(3,743)
Other income	189	338	(149)	1,219	1,027	192

Total premiums and other revenues	190,617	189,179	1,438	561,386	553,180	8,206

Benefits, losses and expenses
Policyholder benefits	94,087	83,740	10,347	273,275	257,505	15,770
Interest credited to policyholders’ account balances	12,851	16,649	(3,798)	42,751	48,265	(5,514)
Commissions for acquiring and servicing policies	30,297	30,239	58	90,145	91,971	(1,826)
Other operating expenses	48,694	47,622	1,072	150,262	149,136	1,126
Change in deferred policy acquisition costs (1)	(5,505)	135	(5,640)	(20,570)	(15,773)	(4,797)

Total benefits and expenses	180,424	178,385	2,039	535,863	531,104	4,759

Income before other items and federal income taxes	$10,193	$10,794	$(601)	$25,523	$22,076	$3,447

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased slightly during the three months ended September 30, 2015 compared to 2014 primarily due to lower investment income and higher policy benefits. Earnings increased during the nine months ended September 30, 2015 compared to 2014 primarily due to increases in premiums on traditional products and other policy revenues.

Premiums and other revenues

Premiums decreased during the three months ended September 30, 2015 compared to 2014 primarily due to higher ceded reinsurance premiums attributable to the mix of business. Premiums increased during the nine months ended September 30, 2015 compared to 2014 due to higher premiums on traditional business offset by higher reinsurance premiums on universal life.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase in other policy revenue during the three and nine months ended September 30, 2015 compared to 2014 is attributable to an increase in mortality charges resulting from an increase in insurance in-force.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Whole life	$6,096	$5,970	$126	$19,808	$19,387	$421
Term life	7,313	6,902	411	22,011	22,049	(38)
Universal life	8,704	8,211	493	26,805	26,022	783

Total recurring	$22,113	$21,083	$1,030	$68,624	$67,458	$1,166

Single and excess	$633	$532	$101	$1,546	$1,466	$80
Credit life	1,064	1,046	18	3,106	2,978	128

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

Life insurance sales increased during the three and nine months ended September 30, 2015 compared to 2014 primarily driven by increased Indexed Universal life policy sales.

Benefits, losses and expenses

Policyholder benefits increased during the nine months ended September 30, 2015 compared to 2014 primarily due to an increase in claims.

Commissions were relatively flat during the three months ended September 30, 2015 compared to 2014. Commissions decreased during the nine months ended September 30, 2015 compared to 2014 primarily due to a higher portion of total commissions being paid on renewal premiums, which carry a lower commission rate.

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Acquisition cost capitalized	$27,936	$26,271	$1,665	$81,568	$77,261	$4,307
Amortization of DAC	(22,431)	(26,406)	3,975	(60,998)	(61,488)	490

Change in DAC	$5,505	$(135)	$5,640	$20,570	$15,773	$4,797

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	September 30, 2015	December 31, 2014	Change
Life insurance in-force
Traditional life	$63,079,770	$59,409,750	$3,670,020
Interest-sensitive life	26,656,749	26,166,314	490,435

Total life insurance in-force	$89,736,519	$85,576,064	$4,160,455

The following table summarizes changes in the Life segment’s number of policies in-force:

	September 30, 2015	December 31, 2014	Change
Number of policies in-force
Traditional life	1,903,744	1,949,119	(45,375)
Interest-sensitive life	211,118	205,805	5,313

Total number of policies	2,114,862	2,154,924	(40,062)

Total life insurance in-force increased during the nine months ended September 30, 2015 compared to 2014, while the total number of policies decreased for the same period, reflecting the transition to fewer but larger face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Premiums	$43,514	$34,661	$8,853	$110,045	$148,250	$(38,205)
Other policy revenues	3,144	3,504	(360)	9,665	11,686	(2,021)
Net investment income	84,036	128,890	(44,854)	316,903	404,347	(87,444)
Other income	1,036	(1)	1,037	2,918	(1)	2,919

Total premiums and other revenues	131,730	167,054	(35,324)	439,531	564,282	(124,751)

Benefits, losses and expenses
Policyholder benefits	54,720	43,893	10,827	145,237	180,372	(35,135)
Interest credited to policyholders’ account balances	44,658	67,097	(22,439)	159,726	210,687	(50,961)
Commissions for acquiring and servicing policies	20,918	10,787	10,131	41,372	37,358	4,014
Other operating expenses	13,383	12,465	918	39,380	43,394	(4,014)
Change in deferred policy acquisition costs (1)	(6,382)	8,446	(14,828)	15,148	22,056	(6,908)

Total benefits and expenses	127,297	142,688	(15,391)	400,863	493,867	(93,004)

Income before other items and federal income taxes	$4,433	$24,366	$(19,933)	$38,668	$70,415	$(31,747)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the three and nine months ended September 30, 2015 compared to 2014 primarily due to the decrease in net investment income. Net investment income declined primarily due to unrealized losses in income on over-the-counter-equity-indexed option derivatives.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Fixed deferred annuity	$253,175	$67,414	$185,761	$358,885	$261,123	$97,762
Single premium immediate annuity	48,740	40,996	7,744	128,593	171,244	(42,651)
Equity-indexed deferred annuity	120,040	67,524	52,516	254,832	185,602	69,230
Variable deferred annuity	23,717	24,514	(797)	72,544	84,960	(12,416)

Total premium and deposits	445,672	200,448	245,224	814,854	702,929	111,925
Less: Policy deposits	402,158	165,787	236,371	704,809	554,679	150,130

Total earned premiums	$43,514	$34,661	$8,853	$110,045	$148,250	$(38,205)

We monitor account values or related changes as key indicators of performance in our Annuity segment. Shown below are the changes in account values and reserves (in thousands):

	Nine months ended September 30,
	2015	2014
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$8,883,398	$9,355,946
Net inflows	417,608	322,605
Surrenders	(718,819)	(875,968)
Fees	(4,982)	(7,174)
Interest credited	153,196	203,460

Account value, end of period	$8,730,401	$8,998,869

Single premium immediate annuity
Reserve, beginning of period	$1,283,712	$1,199,276
Net inflows	16,602	75,450
Interest and mortality	40,224	35,374

Reserve, end of period	$1,340,538	$1,310,100

Variable deferred annuity
Account value, beginning of period	$494,516	$489,305
Net inflows	70,999	83,843
Surrenders	(116,110)	(95,054)
Fees	(4,211)	(4,308)
Change in market value and other	(15,195)	19,854

Account value, end of period	$429,999	$493,640

Fixed deferred and equity-indexed annuity sales increased during the nine months ended September 30, 2015 compared to 2014. During the third quarter, the Company marketed enhanced annuity crediting rates for specific products, which were well received by the market and increased sales.

Single premium immediate annuity sales decreased during the nine months ended September 30, 2015 compared to 2014. Low interest rates challenge the attractiveness of single premium immediate annuity offerings relative to other products for many prospective customers.

Variable annuity premiums are similar for the three months ended September 30, 2015 comparable to 2014. These premiums are mostly renewal and first year deposits into group unallocated separate account funds with no minimum guarantees. A small proportion of the variable annuity premium is renewal deposits into a closed block of older retail variable annuities that do have guaranteed minimum death benefits, but with minimal risk exposure. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $1.2 million as of September 30, 2015.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for single premium immediate annuity contracts. Reserve increases are highly correlated to the sales volume of single premium immediate annuity contracts. Benefits decreased for the nine months ended September 30, 2015 compared to 2014, driven primarily by lower single premium annuity sales.

Commissions increased during the nine months ended September 30, 2015 compared to 2014 driven by the increase in fixed deferred and equity-indexed annuity sales.

Other operating expenses decreased during the nine months ended September 30, 2015 compared to 2014 due to expense management activities.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Acquisition cost capitalized	$22,031	$12,219	$9,812	$42,264	$36,413	$5,851
Amortization of DAC	(15,649)	(20,665)	5,016	(57,412)	(58,469)	1,057

Change in DAC	$6,382	$(8,446)	$14,828	$(15,148)	$(22,056)	$6,908

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. For example, if surrenders in the year are higher than what was projected in last year’s DAC calculation, then DAC amortization will tend to increase relative to gross margins. The ratios for the nine months ended September 30, 2015 and 2014 were 42.7% and 33.8%, respectively. The 2014 ratio reflects the lower than projected surrenders in the second quarter of last year.

Options and Derivatives

The following table summarizes the incremental impact of the investment performance of equity-indexed options or “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Net investment income
Without option return	$115,312	$122,684	$(7,372)	$349,009	$376,841	$(27,832)
Option return	(31,276)	6,206	(37,482)	(32,106)	27,506	(59,612)
Interest credited to policy account balances
Without embedded derivatives	60,264	65,333	(5,069)	178,025	194,877	(16,852)
Equity-indexed annuity embedded derivatives	(15,606)	1,764	(17,370)	(18,299)	15,810	(34,109)

Net investment income without option return decreased during the three and nine months ended September 30, 2015 compared to 2014, primarily due to lower net investment portfolio yield and aggregate account values.

The option return, as well as the related equity-indexed annuity embedded derivatives, decreased during the three and nine months ended September 30, 2015 compared to 2014, due to the relative change in the S&P 500 Index during the respective periods. These option returns correlate to the 6.9% decrease and 0.6% increase in the S&P 500 Index during the three months ended September 30, 2015 and 2014, respectively. The nine month results correlate to the 6.7% decrease and 6.7% increase return in the S&P 500 index for 2015 and 2014, respectively.

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Premiums	$45,638	$53,454	$(7,816)	$148,610	$164,169	$(15,559)
Net investment income	2,515	2,971	(456)	7,760	8,806	(1,046)
Other income	3,554	5,075	(1,521)	13,479	15,330	(1,851)

Total premiums and other revenues	51,707	61,500	(9,793)	169,849	188,305	(18,456)

Benefits, losses and expenses
Claims incurred	46,236	33,193	13,043	110,289	109,859	430
Commissions for acquiring and servicing policies	6,049	9,688	(3,639)	21,195	27,031	(5,836)
Other operating expenses	10,011	10,009	2	34,314	32,701	1,613
Change in deferred policy acquisition costs (1)	589	(694)	1,283	2,326	(865)	3,191

Total benefits and expenses	62,885	52,196	10,689	168,124	168,726	(602)

Income before other items and federal income taxes	$(11,178)	$9,304	$(20,482)	$1,725	$19,579	$(17,854)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the three months ended September 30, 2015 compared to 2014, primarily due to an increase in claims retained by the company from a reinsurer that was unable to meet its contractual obligations. Earnings decreased during the nine months ended September 30, 2015 compared to 2014, primarily due to the reinsurer issue mentioned above but also reflecting lower premiums and claims in the closed medical blocks of business and Medicare Supplement products.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Medicare Supplement	$18,610	40.7%	$21,060	39.4%	$57,620	38.8%	$64,413	39.2%
Medical expense	4,142	9.1	4,985	9.3	12,927	8.7	16,750	10.2
Group health	8,436	18.5	7,051	13.2	25,843	17.4	25,811	15.7
Credit accident and health	3,244	7.1	3,738	7.0	9,709	6.5	11,049	6.7
MGU	3,813	8.4	6,301	11.8	17,328	11.7	18,183	11.1
Supplemental Insurance	6,579	14.4	8,785	16.4	21,281	14.3	23,110	14.1
All other	814	1.8	1,534	2.9	3,902	2.6	4,853	3.0

Total	$45,638	100.0%	$53,454	100.0%	$148,610	100.0%	$164,169	100.0%

Earned premiums decreased during the three and nine months ended September 30, 2015 compared to 2014 due to the continued contraction of the closed medical expense blocks of business, and a decrease in Medicare Supplement contract sales. The decline in Medicare Supplement earned premium reflects a sales shift to a lower premium high deductible Medicare Supplement Plan. For the three months ended September 30, 2015 there was also a decrease in supplemental product sales due to Affordable Care Act regulations that required the discontinuation of a previously sold product.

The number of in-force certificates and policies as of the dates indicated are as follows:

	September 30, 2015		December 31, 2014
Medicare Supplement	35,716	6.5%	38,245	6.0%
Medical expense	2,838	0.5	3,313	0.5
Group	16,112	2.9	16,877	2.6
Credit accident and health	207,424	37.6	227,790	35.8
MGU	187,831	34.1	239,537	37.6
Supplemental Insurance	63,558	11.5	70,207	11.0
All other	38,187	6.9	41,417	6.5

Total	551,666	100.0%	637,386	100.0%

Total in-force policies decreased during the nine months ended September 30, 2015 compared to December 31, 2014, primarily due to decreases in the MGU line, credit accident and health business, and supplemental insurance. MGU inforce certificate counts decreased during this period primarily as a result of removing lesser performing groups by several MGUs. New business has originated during the year to date and it is intended that premiums written for these groups will replace portions of the cancelled groups. Credit accident and health decreased due to contraction in that market as distributors continued to shift their marketing emphasis to property and casualty products.

Benefits, losses and expenses

Claims incurred increased during the three months ended September 30, 2015 due to the company retaining paid losses, as well as an estimate of incurred but not reported losses for a closed block of business ceded to a reinsurer that is not expected to be able to meet its obligations under reinsurance agreements. Claims incurred during the nine months ended September 30, 2015 compared to September 30, 2014 were similar as the non-recurring third quarter 2015 increase was offset by decreasing claims incurred due to the contraction of the Medicare Supplement and Supplemental Insurance blocks consistent with the decline in sales for those products. Additionally, 2014 included a $4.0 million charge relating to now settled reinsurance litigation.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Acquisition cost capitalized	$8,828	$5,486	$3,342	$15,869	$14,949	$920
Amortization of DAC	(9,417)	(4,792)	(4,625)	(18,195)	(14,084)	(4,111)

Change in DAC	$(589)	$694	$(1,283)	$(2,326)	$865	$(3,191)

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Premiums and other revenues
Net premiums written	$302,294	$282,058	$20,236	$900,614	$854,593	$46,021

Net premiums earned	$291,486	$279,429	$12,057	$849,876	$820,953	$28,923
Net investment income	13,316	14,523	(1,207)	41,948	44,452	(2,504)
Other income	1,538	905	633	4,110	3,550	560

Total premiums and other revenues	306,340	294,857	11,483	895,934	868,955	26,979

Benefits, losses and expenses
Claims incurred	179,699	180,413	(714)	583,871	563,650	20,221
Commissions for acquiring and servicing policies	54,229	46,894	7,335	155,454	143,632	11,822
Other operating expenses	39,302	34,549	4,753	115,847	96,447	19,400
Change in deferred policy acquisition costs (1)	(870)	2,913	(3,783)	(1,996)	5,436	(7,432)

Total benefits and expenses	272,360	264,769	7,591	853,176	809,165	44,011

Income before other items and federal income taxes	$33,980	$30,088	$3,892	$42,758	$59,790	$(17,032)

Loss ratio	61.6%	64.6%	(3.0)	68.7%	68.7%	—
Underwriting expense ratio	31.8	30.2	1.6	31.7	29.9	1.8

Combined ratio	93.4%	94.8%	(1.4)	100.4%	98.6%	1.8

Impact of catastrophe events on combined ratio	1.5	5.3	(3.8)	6.1	7.1	(1.0)

Combined ratio without impact of catastrophe events	91.9%	89.5%	(2.4)	94.3%	91.5%	(2.8)

Gross catastrophe losses	$4,346	$14,487	$(10,141)	$51,985	$55,592	$(3,607)
Net catastrophe losses	4,151	14,652	(10,501)	51,441	56,795	(5,354)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty earnings increased during the three months ended September 30, 2015 compared to 2014 due to higher premiums and decreased catastrophe claims. Property and Casualty earnings decreased during the nine months ended September 30, 2015 compared to 2014 as higher premiums were offset by increased non-catastrophe claims during the first half of the year.

Premiums and other revenues

Net premiums written and earned increased during the three and nine months ended September 30, 2015 compared to 2014 due to increases in the commercial lines.

Benefits, losses and expenses

The decrease in claims during the three months ended September 30, 2015 compared to 2014, was primarily a result of decreases in catastrophe losses. The increase in claims during the nine months ended September 30, 2015 compared to 2014, was primarily a result of an increase in non-catastrophe weather related losses.

Operating expenses increased during the three and nine months ended September 30, 2015 compared to 2014 as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 57.4% of net premiums written; (ii) Commercial products, which focus primarily on agricultural and other markets, representing 32.8% of net premiums written; and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 9.8% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Net premiums written
Automobile	$106,295	$102,678	$3,617	$312,070	$304,776	$7,294
Homeowner	64,217	63,073	1,144	172,667	172,294	373
Other Personal	11,055	10,582	473	32,512	40,193	(7,681)

Total net premiums written	$181,567	$176,333	$5,234	$517,249	$517,263	$(14)

Net premiums earned
Automobile	$102,621	$99,957	$2,664	$302,769	$298,612	$4,157
Homeowner	56,364	56,720	(356)	165,705	164,799	906
Other Personal	10,354	9,491	863	30,375	37,554	(7,179)

Total net premiums earned	$169,339	$166,168	$3,171	$498,849	$500,965	$(2,116)

Loss ratio
Automobile	77.0%	79.4%	(2.4)	78.4%	76.1%	2.3
Homeowner	42.7	55.3	(12.6)	64.7	73.3	(8.6)
Other Personal	60.2	65.3	(5.1)	61.7	46.3	15.4
Personal line loss ratio	64.6%	70.3%	(5.7)	72.8%	73.0%	(0.2)
Combined Ratio
Automobile	102.2%	103.8%	(1.6)	103.5%	99.1%	4.4
Homeowner	70.2	81.6	(11.4)	91.9	98.5	(6.6)
Other Personal	83.6	112.6	(29.0)	86.0	68.9	17.1
Personal line combined ratio	90.4%	96.7%	(6.3)	98.6%	96.6%	2.0

Automobile: Net premiums written and earned increased during the three and nine months ended September 30, 2015 compared to 2014, due to increases in sales volume and rates. The loss ratio increased during the nine months ended September 30, 2015 compared to 2014, primarily due to an increase in non-catastrophe weather related claim activity compared to the prior year.

Homeowners: Net premiums written increased during the three and nine months ended September 30, 2015 compared to 2014, primarily due to increases in sales of homeowner products to renters. The loss ratio improved during the three and nine months ended September 30, 2015 compared to 2014 due to continued improvement in rate adequacy.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss ratio decreased during the three months ended September 30, 2015 compared to 2014, due to decreased claim activity. The loss ratio increased during the nine months ended September 30, 2015 compared to 2014, due to increased catastrophe claim activity during the first half of 2015 and lower than typical loss results in 2014.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Net premiums written
Other Commercial	$33,840	$32,208	$1,632	$127,194	$106,398	$20,796
Agricultural Business	30,388	31,515	(1,127)	96,161	94,311	1,850
Automobile	19,469	18,952	517	72,038	69,103	2,935

Total net premiums written	$83,697	$82,675	$1,022	$295,393	$269,812	$25,581

Net premiums earned
Other Commercial	$38,946	$37,632	$1,314	$113,578	$95,527	$18,051
Agricultural Business	30,561	28,545	2,016	89,725	87,408	2,317
Automobile	22,391	22,595	(204)	65,242	61,377	3,865

Total net premiums earned	$91,898	$88,772	$3,126	$268,545	$244,312	$24,233

Loss ratio
Other Commercial	52.2%	61.2%	(9.0)	61.6%	82.2%	(20.6)
Agricultural Business	58.8	61.7	(2.9)	76.6	62.2	14.4
Automobile	82.1	66.2	15.9	75.5	69.1	6.4
Commercial line loss ratio	61.7%	62.7%	(1.0)	70.0%	71.7%	(1.7)
Combined ratio
Other Commercial	79.1%	81.0%	(1.9)	89.8%	109.4%	(19.6)
Agricultural Business	101.3	101.7	(0.4)	117.2	99.6	17.6
Automobile	105.3	87.6	17.7	100.2	93.1	7.1
Commercial line combined ratio	92.9%	89.4%	3.5	101.5%	101.8%	(0.3)

Other Commercial: Net premiums written and earned increased during the three and nine months ended September 30, 2015 compared to 2014, primarily due to increased premium per policy for the workers’ compensation and business owners’ products. Improvement in the loss and combined ratios for the three and nine months ended September 30, 2015 compared to 2014 are primarily due to favorable case reserve development on workers compensation claims.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums earned increased during the three and nine months ended September 30, 2015 compared to 2014 primarily as a result of improved rate adequacy. The loss and combined ratios increased during the nine months ended September 30, 2015 compared to 2014 primarily due to increases in both frequency of catastrophe claims and the severity of fire losses.

Automobile: Net premiums written increased during the three and nine months ended September 30, 2015 compared to 2014, primarily due to improved rate adequacy. The loss and combined ratios increased during the three and nine months ended September 30, 2015 compared to 2014 primarily due to an increase in average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Net premiums written	$37,030	$23,050	$13,980	$87,972	$67,518	$20,454
Net premiums earned	30,249	24,489	5,760	82,482	75,676	6,806
Loss ratio	45.1%	32.2%	12.9%	39.5%	30.2%	9.3%
Combined ratio	113.8%	101.6%	12.2%	108.7%	102.2%	6.5%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during the three and nine months ended September 30, 2015 compared to 2014 primarily due to increases in our Collateral Protection business and updated pricing initiatives resulting in rate increases in our Guaranteed Auto Protection (GAP) business.

The loss and combined ratios increased during the three and nine months ended September 30, 2015 compared to 2014 primarily due to an increase in claims in our GAP and Collateral Protection business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Other revenues
Net investment income	$29,711	$32,507	$(2,796)	$61,856	$67,366	$(5,510)
Realized investments gains, net	(11,879)	(2,257)	(9,622)	40,694	24,503	16,191
Other Income	1,633	3,330	(1,697)	4,682	6,801	(2,119)

Total other revenues	19,465	33,580	(14,115)	107,232	98,670	8,562

Benefits, losses and expenses
Commissions	125	—	125	124	—	124
Other operating expenses	10,108	13,357	(3,249)	28,356	35,365	(7,009)

Total benefits, losses and expenses	10,233	13,357	(3,124)	28,480	35,365	(6,885)

Income before other items and federal income taxes	$9,232	$20,223	$(10,991)	$78,752	$63,305	$15,447

Earnings increased during the nine months ended September 30, 2015 compared to 2014 primarily due to an increase in realized investment gains. The increase in realized investment gains is attributable to the sale of equity securities and the first quarter 2015 sale of investment real estate property. Earnings decreased for the three months ended September 30, 2015 compared to 2014 due to an increase in other-than-temporary impairments on equity securities.

Investments

We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio. Our investment operations are regulated primarily by the state insurance departments where the insurance subsidiaries are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to oversight by our Board of Directors, which is assisted by our Finance Committee and Management Risk Committee.

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

We invest in commercial mortgage loans when the yield and credit risk compare favorably with fixed maturity securities. Individual residential mortgage loans including sub-prime or Alt-A mortgage loans have not been and are not expected to be part of our investment portfolio. We purchase real estate and equity investments based on a risk and reward analysis where we believe there are opportunities for enhanced returns.

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	September 30, 2015		December 31, 2014
Bonds held-to-maturity, at amortized cost	$7,689,551	39.4%	$8,225,050	42.0%
Bonds available-for-sale, at fair value	5,334,656	27.3	4,921,807	25.2
Equity securities, at fair value	1,410,636	7.2	1,516,978	7.8
Mortgage loans, net of allowance	3,444,403	17.7	3,359,586	17.2
Policy loans	406,728	2.1	405,979	2.1
Investment real estate, net of accumulated depreciation	539,571	2.8	479,062	2.4
Short-term investments	494,496	2.5	431,000	2.2
Other invested assets	186,123	1.0	220,255	1.1

Total investments	$19,506,164	100.0%	$19,559,717	100.0%

The decrease in our total investments at September 30, 2015 compared to December 31, 2014 was primarily a result of a decrease in the value of equity investments from market volatility.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At September 30, 2015, our fixed maturity securities had an estimated fair value of $13.3 billion, which was $0.5 billion, or 3.4%, above amortized cost. At December 31, 2014, our fixed maturity securities had an estimated fair value of $13.6 billion, which was $0.7 billion, or 5.1%, above amortized cost. Fixed maturity securities’ estimated fair value, due in one year or less, decreased from $1.3 billion as of December 31, 2014 to $0.8 billion as of September 30, 2015, primarily as a result of maturities.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	September 30, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$675,926	$715,070	5.4	$637,613	$676,728	5.0
AA	1,554,927	1,632,959	12.2	1,647,110	1,733,484	12.8
A	4,850,054	5,082,335	38.1	5,060,934	5,348,438	39.4
BBB	5,381,310	5,502,364	41.3	5,121,394	5,363,342	39.5
BB and below	416,072	394,932	3.0	452,715	452,728	3.3

Total	$12,878,289	$13,327,660	100.0	$12,919,766	$13,574,720	100.0

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography to support our insurance business. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.6% and 4.9% at September 30, 2015 and December 31, 2014, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	% of Fair Value
September 30, 2015
Common stock	$755,546	$655,360	$(23,857)	$1,387,049	98.3
Preferred stock	13,487	10,100	—	23,587	1.7

Total	$769,033	$665,460	$(23,857)	$1,410,636	100.0

December 31, 2014
Common stock	$719,651	$774,650	$(7,176)	$1,487,125	98.0
Preferred stock	19,733	10,121	(1)	29,853	2.0

Total	$739,384	$784,771	$(7,177)	$1,516,978	100.0

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

Short-Term Investments—Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on our view of the desirability of investing in the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of September 30, 2015, we had $406.7 million in policy loans with a loan to surrender value of 61.1%, and at December 31, 2014, we had $406.0 million in policy loans with a loan to surrender value of 57.6%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $100.3 million during the nine months ended September 30, 2015, primarily from decreased interest rates on bonds and mortgage loans of $37.9 million and decreased option income of $63.7 million due to lower gains on the S&P index.

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

Net realized gains increased $36.1 million during the nine months ended September 30, 2015 compared to 2014. Other-than-temporary impairment on investment securities increased $19.9 million during the nine months ended September 30, 2015 compared to 2014 primarily relating to equity investments in the energy and utility sectors.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at September 30, 2015 and December 31, 2014 were $0.8 billion and $1.01 billion, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains of available-for-sale securities decreased $164.7 million to $864.9 million during the nine months ended September 30, 2015, resulting from decreases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities changed unfavorably by $52.5 million, going from $24.9 million at December 31, 2014 to $77.4 million at September 30, 2015. The gross unrealized gains of held-to-maturity securities decreased $82.2 million to $394.6 million and gross unrealized losses increased from $48.9 million at December 31, 2014 to $91.2 million in September 30, 2015.

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

Changes in interest rates during 2015 and market expectations for potentially higher rates through 2016 will likely lead to increases in the volume of annuity contracts, which may be partially offset by increases in surrenders. Freezing our defined benefit pension plans will lessen the impact of changes in interest rates on our contributions to these plans. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status. No unusually large capital expenditures are expected in the next 12-24 months and we have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs, which would have a significant impact to cash flows from operations.

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

Our cash and cash equivalents and short-term investment position increased from $640.5 million at December 31, 2014 to $664.0 million at September 30, 2015.The increase relates to an increase in short term investments partially offset by a decrease in cash and cash equivalents as we look to minimize purchases of long term bonds beyond those needed to manage our longer term life and annuity related policyholder liabilities.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Capital Resources

Our capital resources are summarized below (in thousands):

	September 30, 2015	December 31, 2014
		(As Adjusted)
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,057,722	$3,936,781
AOCI	376,041	490,782

Total American National stockholders’ equity	$4,433,763	$4,427,563

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $32.3 million at September 30, 2015 and $15.0 million at December 31, 2014, respectively.

The changes in our capital resources are summarized below (in thousands):

	Nine months ended September 30, 2015
	Capital and Retained Earnings	Accumulated Other Comprehensive Income	Total
Net income attributable to American National	$180,048	$—	$180,048
Dividends to shareholders	(62,933)	—	(62,933)
Decrease in net unrealized gains	—	(117,203)	(117,203)
Defined benefit pension plan adjustment	—	4,549	4,549
Foreign currency transaction and translation adjustment	—	(2,087)	(2,087)
Other	3,826	—	3,826

Total	$120,941	$(114,741)	$6,200

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2015 and December 31, 2014, American National Insurance Company’s statutory capital and surplus was $2,924,950,000 and $2,879,154,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2015 and December 31, 2014, substantially above 200% of the authorized control level.

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

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to a third-party marketing operation’s bank loans as discussed in Note 16, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any loss related to these arrangements.

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

Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and
Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
Name:	John J. Dunn, Jr.,
Title:	Executive Vice President,
Chief Financial Officer

Date: November 06, 2015