Form 10-K
period 2015-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2016-02-29
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $738.8 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.

As of February 17, 2016, there were 26,894,655 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL INSURANCE COMPANY

PART I

ITEM 1.	BUSINESS

Company Overview

American National Insurance Company has over 110 years of experience. We have maintained our corporate headquarters in Galveston, Texas since our founding in 1905. Our core businesses are life insurance, annuities and property and casualty insurance. We also offer limited health insurance. We provide personalized service to approximately six million policyholders throughout the United States, the District of Columbia, and Puerto Rico.

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

Business Segments

Our family of companies includes six life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. The business segments and the principal products they offer or manage follow.

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

Credit Life Insurance. Credit life insurance products are sold in connection with a loan or other credit account. Credit life insurance products are designed to pay to the lender the borrower’s remaining debt on a loan or credit account if the borrower dies during the coverage period.

Annuity Segment

Deferred Annuity. A deferred annuity is an asset accumulation product. Deposits are received as a single premium deferred annuity or in a series of payments for a flexible premium deferred annuity. Deposits are credited with interest at our determined rates subject to policy minimums. For certain limited periods of time, usually from one to ten years, interest rates are guaranteed not to change. Deferred annuities usually have surrender charges that begin at issue and reduce over time and may have market value adjustments that can increase or decrease any surrender value.

An equity-indexed deferred annuity is credited with interest using a return that is based on changes in an index, such as the S&P 500 Composite Stock Price Index, subject to a specified minimum.

Single Premium Immediate Annuity (“SPIA”). A SPIA is purchased with one premium payment, providing periodic (usually monthly or annual) payments to the annuitant for a specified period, such as for the remainder of the annuitant’s life. Return of the original deposit may or may not be guaranteed, depending on the terms of the annuity contract.

Variable Annuity. With a variable annuity the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities held in the separate account investment options selected by the policyholder. These products have no guaranteed minimum withdrawal benefits.

Health Segment

Medicare Supplement. Medicare Supplement insurance is a type of private health insurance designed to supplement or pay the costs of certain medical services not covered by Medicare.

Supplemental Insurance. Supplemental insurance is designed to provide supplemental coverage for specific events or illnesses such as cancer and accidental injury or death.

Stop-Loss. Stop-loss coverage is used by employers to limit their exposure under self-insured medical plans. Two coverages, which are usually offered concurrently, are available. Specific Stop-Loss provides coverage when claims for an individual reach a threshold; after the threshold is reached, the policy reimburses claims paid by the employer up to a coverage limit for each individual. Aggregate Stop-Loss reimburses the employer once the group’s total paid claims reach a threshold.

Credit Disability. Credit disability (also called credit accident and health) insurance pays a limited number of monthly payments on a loan or credit account if the borrower becomes disabled during the coverage period.

Medical Expense. Medical expense insurance covers most health expenses including hospitalization, surgery and outpatient services (excluding dental and vision costs). We no longer market these products and existing contracts are in run-off.

Property and Casualty Segment

Personal Lines. Personal lines include insurance policies sold to individuals for auto, homeowners and other exposures. Auto insurance covers specific risks involved in owning and operating an automobile. Homeowner insurance provides coverage that protects the insured, owner’s or renter’s property against loss from perils. Other personal insurance provides coverage for property such as boats, motorcycles and recreational vehicles.

Commercial Lines. Agricultural business insurance is the majority of our commercial lines. This includes property and casualty coverage tailored for a farm, ranch, vineyard or other agricultural business, contractors, and business within rural and suburban markets. Commercial auto insurance is typically issued in conjunction with the sale of our Agricultural business insurance and covers specific risks involved in owning and operating vehicles. Other commercial insurance is offered along with our Agricultural business and encompasses property, liability and workers’ compensation coverages.

Credit-Related Property Insurance Products. We primarily offer the following credit insurance products:

Collateral or Creditor Protection Insurance (“CPI”). CPI provides insurance against loss, expense to recover, or damage to personal property pledged as collateral (typically automobiles and homes) resulting from fire, burglary, collision, or other loss occurrence that would either impair a creditor’s interest or adversely affect the value of the collateral. The coverage is purchased from us by the lender according to the terms of the credit obligation and charged to the borrower by the lender when the borrower fails to provide the required insurance.

Guaranteed Auto Protection or Guaranteed Asset Protection (“GAP”). GAP insures the excess outstanding indebtedness over the primary property insurance benefits that may occur when there is a total loss to or an unrecovered theft of the collateral. GAP can be written on a variety of assets that are used as collateral to secure credit; however, it is most commonly written on automobiles.

Corporate and Other Segment—Our Corporate and Other segment is primarily our invested assets not matched with our insurance activities. It also includes our non-insurance subsidiaries, such as our limited investment advisory services.

Marketing Channels

Product distribution is managed to satisfy specific markets, maintain brand identities and minimize channel conflict across our five marketing channels described below. When possible, products are cross-sold to maximize product offerings and return on investment in products and distribution.

Independent Marketing Group (“IMG”)—distributes life insurance and annuities through independent agents serving middle and affluent markets, as well as niche markets such as the small pension plan sponsor. IMG provides products and services to clients in need of wealth protection, accumulation, distribution, and transfer. Products are marketed through financial institutions, large marketing organizations, employee benefit firms, broker-dealers, and independent insurance agents and brokers.

IMG also markets to individuals who favor purchasing insurance directly from an insurance company. It offers life insurance to middle-income customers through channels including direct mail, internet and call centers.

Career Sales and Service Division’s (“CSSD”) —can be traced to the Company’s founding in 1905, and offers life insurance, annuities, and limited benefit health insurance products through exclusive employee agents primarily to the middle-income market. CSSD’s business model is structured to distribute new products as well as provide personalized service to the customer by agents located throughout much of the United States. CSSD has evolved its operations to offer a wider variety of products and alternative payment options to meet the changing needs of the customer.

Multiple-line—offers life insurance, health insurance, annuities, and property and casualty insurance primarily through dedicated agents. Multiple-line serves individuals, families, agricultural clients, and small business owners at all income levels. Policyholders can generally do all their insurance business with a single agent, which has been identified as an important driver to client satisfaction.

Health Insurance Division—through independent agents and managing general underwriters (“MGU”), serves the needs of a variety of markets including middle-income seniors, self-insured employers, and the special needs of individuals through supplemental products. The Health Division offers an array of life and health insurance products for this growing segment of the population, including group life products, supplemental health insurance products, and health reinsurance. It remains committed to traditional Medicare supplement products. The Health Division also administers the health insurance products sold by other marketing channels.

Credit Insurance Division—offers products that provide protection to borrowers and the lenders that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a loan. Distribution includes general agents who market to financial institutions, automobile dealers, and furniture dealers. These general agents are given non-exclusive authority to solicit insurance within a specified geographic area and to appoint and supervise subagents.

Policyholder Liabilities

We record the amounts for policyholder liabilities in accordance with U.S generally accepted accounting principles (“GAAP”) and the standards of practice of the American Academy of Actuaries. We carry liabilities for future policy benefits associated with base policies and riders, unearned mortality charges and future disability benefits, for other policyholder liabilities associated with unearned premiums and claims payable, and for unearned revenue and the unamortized portion of front-end fees. We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we carry liabilities for minimum death benefit guarantees relating to certain annuity contracts, secondary guarantees relating to certain life policies, and fair value reserves associated with living benefits embedded derivative guarantees.

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

Risk Management

A conservative operating philosophy was a founding principle for our Company. We manage risks throughout the Company by employing controls in our insurance and investment functions. These controls are designed to both place limits on activities and provide reporting information that helps shape adjustments to existing controls. The Company’s Board of Directors oversees a formal enterprise-wide risk management program to coordinate risk management efforts and to provide reasonable assurance that risk taking activities are aligned with strategic objectives. The Board Audit Committee assists the Board in its risk management oversight. The risk management program includes a corporate risk officer who chairs a Management Risk Committee to ensure consistent application of the enterprise risk management process across all business segments. We also use several other senior management committees to support the discussion and enforcement of risk controls in management of the Company.

Our insurance products are designed to balance features desired by the marketplace with provisions that mitigate our risk exposures across our insurance portfolio. We employ underwriting standards to ensure proper rates are charged to different classes of insureds. In our life insurance and annuity products, we mitigate the risk of disintermediation through the use of surrender charges and market value adjustment features.

The process of linking the timing and the amount of paying obligations related to our insurance and annuity contracts and the cash flows and valuations of the invested assets supporting those obligations is commonly referred to as asset-liability management (“ALM”). Our ALM Committee regularly monitors the level of risk in the interaction of assets and liabilities and helps shape actions intended to attain our desired risk-return profile. Investment allocations and duration targets are also intended to limit the risk exposure in our annuity products by limiting the credited rate to a range supported by these investments. Additional tools which help shape investment decisions include deterministic and stochastic interest rate scenario analyses using a licensed, third party economic scenario generator and detailed insurance ALM models. These models also use experience related to surrenders and death claims.

We also manage risk by purchasing reinsurance to limit exposure on any one insurance contract or any single event or series of events. Our reinsurance program provides coverage for some individual risks with exposures above certain amounts as well as exposure to catastrophes including hurricanes, tornadoes, wind and hail events, earthquakes, fires following earthquakes, winter storms, and wildfires. We purchase reinsurance from many providers and we are not dependent on any single reinsurer. We believe that our reinsurers are currently reputable and financially secure, and we regularly review the financial strength ratings of our reinsurers to ensure they meet established thresholds. Reinsurance does not remove our liability to pay our policyholders, and we remain liable to our policyholders for the risks we insure. The operating and financial condition of our reinsurers can change between the time reinsurance is purchased and when claims become payable, which can increase our risk.

In our Property and Casualty segment, the use of catastrophic event models is an important element of risk management. These models assist us in the measurement and management of exposure concentrations and the amount and structure of reinsurance purchases. In addition to reinsurance, we manage exposure to catastrophic risk by limiting personal homeowners business in coastal areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage in regions where exposure to risky events exceeds our risk appetite.

Pricing

We establish premium rates for life and health insurance products using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are estimates generally based on our experience, industry data, projected investment earnings, competition, regulations and legislation. Premium rates for property and casualty insurance are influenced by many factors, including the estimated frequency and severity of claims, expenses, state regulation and legislation, and general business and economic conditions, including market interest rates and inflation. Profitability is affected to the extent actual experience deviates from our pricing assumptions.

Payments for certain annuity and life products are not recognized as revenues, but are deposits added to policyholder account balances. Revenues from these products are charges to the account balances for the cost of insurance risk and administrative fees and, in some cases surrender fees. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on assets invested from the deposits in excess of the amounts credited to policyholders.

Premiums for accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, requiring frequent rate increases, most of which are subject to approval by state regulatory agencies.

Credit Life and Health rates are set by each state. These rates are the maximum amounts that may be charged. We may charge a lower rate to reflect a variety of factors including better than expected experience, compensation adjustments, and competitive forces. In the event that an account experiences poor experience, we may request a rate increase from the applicable state.

Competition

We compete principally on the scope of our distribution systems, the breadth of our product offerings, reputation, marketing expertise and support, financial strength and ratings, product features and prices, customer service, claims handling, and in the case of producers, compensation. The market for insurance, retirement and investment products continues to be highly fragmented and competitive. We compete with a large number of domestic and foreign insurance companies, many of which offer one or more similar products. In addition, for products that include an asset accumulation component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.

Several competing insurance carriers are larger than we are, and have brands that are more commonly known and spend significantly more on advertising than we do. We remain competitive with these commonly known brands by managing costs, providing attractive coverage and service, maintaining positive relationships with our agents, and maintaining our financial strength ratings.

Ratings

Rating agencies provide independent opinions or ratings regarding the capacity of an insurance company to meet the contractual obligations of its insurance policies and contracts. These ratings are based on each rating agencies’ quantitative and qualitative evaluation of a company and its management strategy. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor as a guarantee of an insurer’s current or future ability to meet contractual obligations. Each agency’s rating should be evaluated independently of any other rating. Ratings may be changed, suspended, or withdrawn at any time.

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

Regulation Applicable to Our Business

Our insurance operations are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency. Insurance regulation has a substantial effect and governs a wide variety of matters, such as insurance company licensing, agent and adjuster licensing, policy benefits, price setting, accounting practices, product suitability, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, marketing and advertising practices, privacy, policy forms, reinsurance reserve requirements, risk and solvency assessments, mergers and acquisitions, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations, claims practices, the remittance of unclaimed property, and enterprise risk requirements. The models for state laws and regulations often emanate from the National Association of Insurance Commissioners (“NAIC”).

State insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. At any given time, financial, market conduct or other examinations of our insurance companies may be occurring.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded the U.S. federal government presence in insurance oversight. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. Dodd-Frank also established the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. We believe there likely will be further federal incursion into the business of insurance, which may add significant legal complexity and associated costs to our business.

Regulatory matters having the most significant effects on our insurance operations and financial reporting are described further below. In addition, Item 1A, Risk Factors, Litigation and Regulation Risk Factors, below discusses significant risks presented to our business by extensive regulation and describes certain other laws and regulations that are or may become applicable to us.

Limitations on Dividends by Insurance Subsidiaries. Dividends received from our insurance subsidiaries represent one source of cash for us. Our insurance subsidiaries’ ability to pay dividends is restricted by state law and impacted by federal income tax considerations.

Holding Company Regulation. We are an insurance holding company system under the insurance laws of the states where we do business. Our insurance companies are organized under the laws of Texas, Missouri, New York, Louisiana, and California. Insurance holding company system laws and regulations in such states generally require periodic reporting to state insurance regulators of various business, risk management and financial matters and advance notice to, or in some cases approval by, such regulators prior to certain transactions between insurers and their affiliates. These laws also generally require regulatory approval prior to the acquisition of a controlling interest in an insurance company. These requirements may deter or delay certain transactions considered desirable by management or our stockholders.

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

Our ability to adjust prices is often dependent on the applicable pricing law and our ability to demonstrate to the particular regulator that current or proposed pricing complies with such law. In states that significantly restrict underwriting selectivity, we can manage our risk of loss by charging a price that reflects the cost and expense of providing insurance products. In states that significantly restrict price-setting ability, we can manage our risk of loss by being more selective in underwriting. When a state has significant underwriting and pricing restrictions, it becomes more difficult to manage our risk of loss, which can impact our willingness and ability to market products in such states.

Guaranty Associations and Involuntary Markets. State laws allow insurers to be assessed, subject to prescribed limits, insurance guaranty fund fees to pay certain obligations of insolvent insurance companies. In addition, to maintain our licenses to write property and casualty insurance in various states, require us to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various insurance coverages to purchasers that otherwise are unable to obtain coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have not been material to our results of operations.

Investment Regulation. Insurance company investment regulations require investment portfolio diversification and limit the amount of investment in certain asset categories. Failure to comply with these regulations leads to the treatment of non-conforming investments as non-admitted assets for measuring statutory surplus. In some instances, these rules require sale of non-conforming investments.

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

Statutory Accounting. Financial reports to state insurance regulators utilize statutory accounting practices as defined in the Accounting Practices and Procedures Manual of the NAIC, which are different from GAAP. Statutory accounting practices, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while GAAP is based on a going-concern concept. While not a substitute for GAAP performance measures, statutory information is used by industry analysts and reporting sources to compare the performance of insurance companies. Maintaining both GAAP and Statutory financial records increases our business costs.

Insurance Reserves. State insurance laws require life and property and casualty insurers to annually analyze the adequacy of statutory reserves. Our appointed actuaries must submit an opinion that policyholder and claim reserves are adequate.

Risk-Based Capital and Solvency Requirements. The NAIC has a formula for analyzing capital levels of insurance companies called risk-based capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2015, American National Insurance Company and each of its insurance subsidiaries was more than adequately capitalized and exceeded the minimum RBC requirements.

Securities Regulation. The sale and administration of variable life insurance and variable annuities are subject to extensive regulation at the federal and state level, including by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies are issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations.

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

Suitability. FINRA rules require broker-dealers selling variable insurance products to determine that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, most states have enacted the NAIC’s Suitability in Annuity Transactions Model Regulation that, in adopting states, places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents.

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

The NAIC recently adopted the Cybersecurity Bill of Rights which provides a set of directives for insurance companies to follow that are aimed at protecting the data of consumers. Several obligations under the Cybersecurity Bill of Rights are as stringent as or more stringent than most state and federal breach notification laws. While it is currently not mandatory for insurers to comply with the Cybersecurity Bill of Rights, nor for states to adopt the bill, state and federal legislators and regulators are likely to look to the rules for guidance in proposing new legislation and as a standard to which insurance companies could be held in decisions on whether to bring enforcement actions.

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

Other types of regulations that affect us include insurable interest laws, employee benefit plan laws, antitrust laws, federal anti-money laundering and anti-terrorism laws, employment and labor laws, and federal and state tax laws. Failure to comply with federal and state laws and regulations may result in censure; the issuance of cease-and-desist orders; suspension, termination or limitation of the activities of our operations and/or our employees and agents; or the obligation to pay fines, penalties, assessments, interest, or additional taxes and wages. In some cases, severe penalties may be imposed for breach of these laws. We cannot predict the impact of these actions on our businesses, results of operations or financial condition.

Employees

As of December 31, 2015, we had approximately 4,736 employees. We consider our employee relations to be good.

Available Information

We file periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC.

Our press releases, financial information and reports filed with the SEC (for example, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those forms) are available online at www.americannational.com. The reference to our website does not constitute the incorporation by reference of information contained at such website into this, or any other, report. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC.

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

Economic and Investment Market Risk Factors

Our results of operations are materially affected by economic and political conditions in the U.S. and elsewhere. There continues to be uncertainty about the strength and sustainability of economic activity. Factors such as continuing unemployment, declining workforce participation, consumer prices, geopolitical issues, energy prices, stagnant family income, low consumer confidence and spending, and increased student and consumer debt can adversely affect the economy and demand for our products. For example, difficult credit conditions may adversely affect purchases of credit-related insurance products, or our policyholders may choose to defer or stop paying insurance premiums, resulting in higher lapses or surrenders of policies.

Interest rates have a significant impact on our business and on consumer demand for our products. Some of our products, principally interest-sensitive life insurance and fixed annuities, expose us to the risk that changes in interest rates may reduce our “spread,” or the difference between the amounts we earn on investment and the amount we must pay under our contracts. Persistently low (or lower) interest rates, compound this spread compression. When market interest rates decrease or remain at relatively low levels, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. Proceeds from maturing, prepaid or sold bonds or mortgage loan investments may be reinvested at lower yields, reducing our spread. Our ability to decrease product crediting rates in response may be limited by market and competitive conditions and by regulatory or contractual minimum rate guarantees. Conversely, increases in market interest rates can also have negative effects. For example, increasing rates on other insurance or investment products offered to our customers by competitors can lead to higher surrenders at a time when fixed maturity investment asset values are lower. We may react to market conditions by increasing crediting rates, which narrows spreads. In addition, when interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our securities. While we use ALM processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective. See the Risk Management discussion in Item 1 above and the General Trends discussion in Part II, Item 7 below for further details about interest rates and our ALM processes.

Fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate could adversely affect our business. Investment returns are an important part of our profitability. Substantially all investments, including our fixed income, equity, real estate and mortgage loan investment portfolios, are subject to market and credit risks, including market volatility and deterioration in the credit or prospects of companies or governmental entities in which we invest. We could incur significant losses from such risks, particularly during extreme market events. The concentration of our investments in any particular industry, group of related industries or government issuers, or geographic sector can compound these risks.

In addition to negatively affecting investment returns, equity market downturns and volatility can have other adverse effects on us. First, equity market downturns and volatility may discourage new purchases of our products that have returns linked to the performance of the equity market and may cause some existing customers to withdraw cash values or reduce investments in such products, in turn reducing our fee revenues. Second, the guarantees that certain products provide, may cost more than expected in volatile or declining equity market conditions, which could negatively affect our earnings. Third, our estimates of liabilities and expenses for pension and other postretirement benefits incorporate assumptions regarding the rate used to discount estimated future liabilities and the long-term rate of return on plan assets. Declines in the discount rate or the rate of return on plan assets, both of which are influenced by potential investment returns, could increase our required cash contributions or pension-related expenses in future periods.

Some of our investments are relatively illiquid. Investments in privately placed securities, mortgage loans, and real estate, including real estate joint ventures and other equity interests, are relatively illiquid. If we suddenly require significant amounts of cash in excess of ordinary cash requirements, it may be difficult or not possible to sell these investments in an orderly manner for a favorable price.

Operational Risk Factors

Our actual experience could differ from our estimates and assumptions regarding product pricing, the fair value and future performance of our investments, and the realization of deferred tax assets. Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which policies remain in-force), operating expenses, and other underwriting assumptions. Our profitability substantially depends on actual experience being consistent with or better than these assumptions. If we fail to appropriately price our insured risks, or if claims experience is more severe than we assumed, our earnings and financial condition may be negatively affected. Conversely, significantly overpriced risks may negatively impact new business growth and retention of existing business.

Our loss reserves are estimates of amounts needed to pay and administer incurred claims and, as such, are inherently uncertain; they do not and cannot represent exact measures of liability. Inflationary events, especially events outside of historical norms, or regulatory changes that affect the assumptions underlying our estimates can cause variability. For example, increases in costs for auto parts and repair services, construction costs, and commodities result in higher losses for property damage claims. Accordingly, our loss reserves could prove to be inadequate to cover our actual losses and related expenses. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Reserves for additional information.

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

Assumptions regarding the future realization of deferred tax assets are dependent upon estimating the generation of sufficient future taxable income, including capital gains. If future events differ from our current forecasts and it is determined that deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a charge to expenses.

Interest rate fluctuations and other events may require us to accelerate the amortization of deferred policy acquisition costs (“DAC”). When interest rates rise, life and annuity surrenders and withdrawals may increase as policyholders seek to buy products with higher or perceived higher returns, impacting estimates of future profits. Significantly lower future profits may cause us to accelerate DAC amortization, and such acceleration could adversely affect our results of operations to the extent such amortization exceeds any surrender or other charges earned as income upon surrender and withdrawal. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Data – Note 2, Summary of Significant Accounting Policies and Practices, and Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.

We may be unable to maintain the availability and performance of our systems and safeguard our data. We rely on the availability, reliability, and security of our information-processing infrastructure, system platforms, and business applications to store, process, retrieve, calculate and evaluate customer and company information. In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services. We are highly dependent on the ability to access these external services for necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. Furthermore, we have developed or evolved strategies and processes to maintain and enhance our existing technology and processing infrastructure, information systems, replacement of information systems to keep pace with changes in technology, changing customer preferences and expectations, and evolving industry and regulatory standards. However, system failures, extended outages, or damage or destruction to systems, whether caused by intentional or unintentional acts or events, as well as difficulties arising from the implementation of new systems and technologies, could compromise our ability to perform timely critical functions. If these systems were inaccessible or inoperable due to natural or man-made disasters, or if they fail to function effectively or as designed, the resulting disruptions may impede or interrupt our business operations.

We receive and transmit confidential data with and among customers, agents, financial institutions and selected third party vendors and service providers. We have invested significant time and resources towards preventing and mitigating data security risks through several layers of data protection technologies, designs and authentication capabilities. Our efforts may not be effective against all security threats and breach attempts in light of increasingly complex persistent threat techniques and the evolving sophistication of cyber-attacks. A breach, whether from external or internal sources, could result in access, viewing, misappropriation, altering or deleting information in ours or third party’s systems on which we rely, including customers’ and employees’ personal and financial information and our proprietary business information. Like other companies, we have from time to time experienced threats to our data and systems, including malware, seeking to gain unauthorized access to systems and data or to cause disruptions; however, to date, these have not been material to our operations. Any significant attacks, unauthorized access or disclosures, disruptions or other security breaches, whether affecting us or third parties, could result in substantial business disruption, costs and consequences, including repairing systems, increased security costs, customer notifications, lost revenues, litigation, regulatory action, fines and penalties, and reputational damage.

Employee and agent error and misconduct may be difficult to detect and prevent and may result in significant losses. Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to maintain effective internal controls or failure to comply with regulatory requirements. It is not always possible to deter or prevent misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

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

Some scientists believe climate change has added to the unpredictability, severity and frequency of extreme weather and loss events. To the extent climate change increases the frequency and severity of such events, we may face increased claims. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business or the value of our investments.

The occurrence of events that are unanticipated in our business continuity and disaster recovery planning could impair our ability to conduct business effectively. Our corporate headquarters is located in Galveston, Texas, on the coast of the Gulf of Mexico and in the past has been impacted by hurricanes. Our League City, Texas offices are designed to support our operations and service our policyholders in the event of a hurricane or other natural disaster affecting Galveston. The primary offices of our property and casualty insurance companies are in Springfield, Missouri and Glenmont, New York, which helps to insulate these facilities and their operations from coastal catastrophes. However, the severity, timing, duration or extent of an event may be unanticipated by our business continuity planning, which could result in an adverse impact on our ability to conduct business. In the event a significant number of our employees or agents were unavailable following such a disaster, or if our computer-based data processing, transmission, storage and retrieval systems were affected, our ability to effectively conduct our business could be compromised.

Marketplace Risk Factors

Our future results are dependent in part on successfully operating in the insurance and annuity industries that are highly competitive with regard to customers and producers. Strong competition for customers has led to increased marketing and advertising by our competitors, many of whom have well-established national reputations and greater financial and marketing resources, as well as the introduction of new insurance products and aggressive pricing. In particular, our Medicare Supplement business is subject to intense price competition, which could negatively impact future sales of these products and affect our ability to offer this product. In addition, product development and life-cycles have shortened in many product segments, leading to intense competition with respect to product features.

We compete for customers’ funds with a variety of investment products offered by financial services companies other than insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. If we cannot effectively respond to increased competition, we may not be able to grow our business or we may lose market share.

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

Our supplemental health business could be negatively affected by alternative healthcare providers or changes in federal healthcare policy. Our Medicare supplement business is impacted by market trends in the senior-aged healthcare industry that provide alternatives to traditional Medicare, such as health maintenance organizations and other managed care or private plans. The success of these alternative healthcare solutions for seniors could negatively affect the sales and premium growth of traditional Medicare Supplement insurance and could impact our ability to offer such products. In addition, Congress or the U.S. Department of Health and Human Services (“HHS”) could make changes in federal healthcare policy, including Medicare that could adversely impact our supplemental health business.

Litigation and Regulation Risk Factors

Litigation may result in significant financial losses and harm our reputation. Plaintiffs’ lawyers may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of benefits, product suitability, claims-handling practices (including the permitted use of aftermarket, non-original equipment manufacturer auto parts), loss valuation methodology, refund practices, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we could incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business, and our reputation could be harmed.

We are subject to extensive regulation, and potential further regulation may increase our operating costs and limit our growth. We are subject to extensive insurance laws and regulations that affect nearly every aspect of our business. We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, such as state securities and workforce regulators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor (“DOL”), the U.S. Department of Housing and Urban Development (“HUD”), HHS, and state attorneys general, each of which exercises a degree of interpretive latitude. We face the risks that any particular regulator’s or enforcement authority’s interpretation of a legal issue may conflict with that of another regulator or enforcement authority or may change over time to our detriment. Regulatory investigations, which can be broad and unpredictable, may raise issues not identified previously and could result in new legal actions against us and industry-wide regulations that could adversely affect us.

The laws and regulations are complex and subject to change, and compliance is time consuming and personnel-intensive. Changes in these laws and regulations, or interpretations by courts or regulators, may materially increase our costs of doing business and may result in changes to our practices that may limit our ability to grow and improve our profitability. Regulatory developments or actions against us could have material adverse financial effects and could cause harm to our reputation. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities.

As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected issues related to claims and coverage may emerge. These changes may include modifications to long established business practices or policy interpretations, which may adversely affect us by extending coverage beyond our underwriting intent or by increasing the type, number, or size of claims. For example, a growing number of states have adopted legislation that is similar to the Model Unclaimed Life Insurance Benefits Act. Such legislation imposes new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File, investigate any potential matches, determine whether benefits are payable, and attempt to locate beneficiaries. Some states are attempting to apply these laws retroactively to existing policies. A number of states have aggressively audited life insurance companies, including us and some of our subsidiaries, for compliance with such laws, and more states could do so. Such audits have sought to identify unreported insured deaths and to determine whether any unpaid benefits, proceeds or other payments under life insurance or annuity contracts should be treated as unclaimed property to be escheated to the state. We have modified our claims process to stay current with emerging trends. It is possible that such audits or additional enactment of similar legislation may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, regulatory actions, litigation, administrative fines and penalties, interest, and additional changes to our procedures.

Federal regulatory changes and initiatives have a growing impact on us. For example, Dodd-Frank provides for enhanced federal oversight of the financial services industry through multiple initiatives. Provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau (“CFPB”) may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products.

Second, we are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (“the Healthcare Act”). The Healthcare Act may affect the small blocks of business we have offered or acquired over the years that are, or deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees or retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees.

Third, certain federal regulation may impact our property and casualty operations. In 2013, HUD finalized a “disparate impact” regulation that may adversely impact our ability to differentiate pricing for homeowners policies using traditional risk selection analysis. Various legal challenges to this regulation are being pursued by the industry. If this regulation is implemented, whether or not modified by HUD, it is uncertain to what extent it may impact the property and casualty industry underwriting practices. Such regulation could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. In addition, Congress or states may enact legislation affecting insurers’ ability to use credit-based insurance scores as part of the property and casualty underwriting or rating process, which could force changes in underwriting practices and impair our property and casualty operations’ ability to write homeowners business profitably.

Fourth, there have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. Following a study required by Dodd-Frank, the staff of the SEC recommended a uniform fiduciary duty standard applicable to both broker-dealers and investment advisers when providing personalized investment advice to retail customers. Such a change would apply a different standard of care than is currently applicable to broker-dealers and would affect how our variable insurance products are designed and sold. Moreover, the DOL proposed a regulation in April 2015 that would, if implemented substantially as proposed, significantly expand what is considered fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 and the Internal Revenue Code. The proposal impacts individuals and entities that offer investment advice to those who purchase qualified retirement products, such as IRA’s and small employer retirement plans. The proposal would apply ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not currently subject to the standard. If adopted, we would likely consider changing the design of certain of our annuity products and the amounts and methods of compensation we pay for distribution of qualified plan products, which could significantly increase product development costs and limit sales opportunities for such products through our current distribution arrangements.

Lastly, international standards continue to emerge in response to the globalization of the insurance industry and evolving standards of regulation, solvency measurement and risk management. Any international conventions or mandates that directly or indirectly impact or influence the nature of U.S. regulation or industry operations could negatively affect us.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulation Applicable to Our Business section.

Changes in tax laws could decrease sales and profitability of certain products and increase our tax cost. Under current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive tax treatment designed to encourage consumers to purchase these products. This treatment may encourage some consumers to select our products over non-insurance products. The U.S. Congress from time to time may consider legislation that would change the taxation of insurance products and/or reduce the taxation of competing products. Such legislation, if adopted, could materially change consumer behavior, which may harm our ability to sell such products and result in the surrender of some existing contracts and policies. In addition, changes in the U.S. federal and state estate tax laws could negatively affect the demand for the types of life insurance used in estate planning. Uncertainty regarding the tax structure in the future may also cause some current or future purchasers to delay or indefinitely postpone the purchase of products we offer. Lastly, changes to the tax laws, administrative rulings or court decisions affecting U.S. corporations or the insurance industry could increase our effective tax rate and lower our net income.

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

Future changes to GAAP or SAP could impact our product mix, product profitability, reserve and capital requirements, financial condition or results of operations. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements and the future adoption of new accounting standards on the Company.

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

Other Risk Factors

Our financial strength ratings could be downgraded. Various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish financial strength ratings as their opinion of an insurance company’s creditworthiness and ability to meet policyholder and contractholder obligations. As with other rated companies, our ratings could be downgraded at any time and without any notices by any NRSRO. A downgrade or an announced potential downgrade of our financial strength ratings could have multiple adverse effects on us including:

•	reducing new sales of insurance and annuity products or increasing the number or amount of surrenders and withdrawals;

•	affecting our relationships with our sales force, independent sales intermediaries and credit counterparties; and

•	affecting our ability to obtain reinsurance at reasonable prices.

It is likely that the NRSROs will continue to apply a high level of scrutiny to financial institutions, including us and our competitors, and may adjust the capital, risk management and other requirements employed in the NRSRO models for maintenance of certain ratings levels.

We are controlled by a small number of stockholders. As of December 31, 2015, the Moody Foundation, a charitable trust controlled by Robert L. Moody, Sr. and two of his children, beneficially owned approximately 22.8% of our common stock. In addition, Moody National Bank, of which Robert L. Moody, Sr. is Chairman of the Board, in its capacity as trustee or agent of various accounts, had the power to vote approximately 45.4% of our common stock as of such date. As a result, subject to applicable legal and regulatory requirements, these stockholders have the ability to exercise a controlling influence over matters submitted for stockholder approval, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock if controlling stockholders sell a significant number of shares or if investors perceive disadvantages in owning stock in a company controlled by a small number of stockholders.

See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details regarding certain risks that we face.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own and occupy our corporate headquarters in Galveston, Texas. We also own and occupy the following properties that are materially important to our operations:

•	Three buildings in League City, Texas which are used by our Life, Health, and Corporate and Other business segments.

•	Two buildings, one in Springfield, Missouri and the other in Glenmont, New York, which are used by our Property and Casualty segment.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above does not include properties we own for investment purposes only.

ITEM 3.	LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference to the discussion under the heading “Litigation” in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

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

	Stock Price Per Share		Dividend Per Share
	High	Low
2015
Fourth quarter	$108.60	$94.01	$0.80
Third quarter	109.81	95.29	0.80
Second quarter	107.02	97.29	0.77
First quarter	114.99	92.04	0.77

			$3.14

2014
Fourth quarter	$116.50	$105.01	$0.77
Third quarter	118.38	108.00	0.77
Second quarter	118.00	101.75	0.77
First quarter	119.70	102.17	0.77

			$3.08

We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions. The payment of dividends is subject to restrictions described in Note 16, Stockholders’ Equity and Noncontrolling Interests, of the Notes to the Consolidated Financial Statements and as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.

On December 31, 2015, our closing stock price was $102.27 per share. As of December 31, 2015, there were 756 holders of record of our issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2015:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$110.73	2,170,573
Not approved by security holders	—	—	—

Total	—	$110.73	2,170,573

Performance Graph

The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2010, with all dividends reinvested.

Value at each year-end of a $100 initial investment made on December 31, 2010:

	December 31,
	2010	2011	2012	2013	2014	2015
American National	$100.00	$88.48	$87.35	$145.95	$150.34	$141.29
NASDAO Total OMX	100.00	100.31	116.79	155.90	175.33	176.17
NASDAQ Insurance OMX	100.00	91.35	108.09	153.11	173.87	172.59

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

American National Insurance Company

(and its subsidiaries)

	Years ended December 31,
(dollar amounts in millions, except per share amounts)	2015	2014	2013	2012	2011
		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Total premiums and other revenues	$3,017	$3,051	$3,119	$2,987	$3,023
Income from continuing operations, net of tax	242	247	270	193	190
Net income	242	247	270	193	190
Net income attributable to American National	243	245	266	192	189
Per common share
Income from continuing operations, net of tax
Basic	9.04	9.15	9.95	7.19	7.11
Diluted	9.02	9.11	9.90	7.15	7.07
Net income attributable to American National
Basic	9.04	9.15	9.95	7.19	7.11
Diluted	9.02	9.11	9.90	7.15	7.07
Cash dividends per share	3.14	3.08	3.08	3.08	3.08

	December 31,
	2015	2014	2013	2012	2011
		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Total assets	$23,747	$23,545	$23,320	$23,104	$22,487
Total American National stockholders’ equity	4,452	4,428	4,188	3,827	3,635
Total stockholder’s equity	4,462	4,440	4,200	3,838	3,648

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included herein.

Forward-Looking Statements

Certain statements made in this report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. It is not a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitations risks, uncertainties and other factors discussed in Item 1A, Risk Factors and elsewhere in this report.

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

The Corporate and Other business segment acts as the owner of all of the invested assets of the Company. The investment income from the invested assets is allocated to the insurance segments in accordance with the assets allocated to each insurance segment. Earnings of the Corporate and Other business segment are derived from income related to invested assets not allocated to the insurance segments and from our non-insurance businesses. All realized investment gains and losses, which includes other-than-temporary impairments (“OTTI”), are recorded in this segment.

General Trends

Our business, financial condition and results of operations are materially affected by economic and financial market conditions. The U.S. and global economies, as well as the capital markets, continue to show mixed signals, and uncertainties continue to be significant factors in the markets in which we operate. Factors such as consumer spending, business investment, the volatility of the capital markets, the level of interest rates, unemployment, the level of participation in the workforce and the risk of inflation or deflation will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could have a material adverse effect on us. However, we believe those risks are somewhat mitigated by our financial strength, active enterprise risk management and disciplined underwriting for our products. Our diverse product mix across insurance segments is a strength that we expect will help us adapt to the volatile economic environment and give us the ability to serve the changing needs of our customers. Additionally, through our long-term business approach, we believe we remain financially strong, and we are committed to providing a steady and reliable source of financial protection for policyholders.

Interest Rates: The continued low-interest rate environment is a challenge for life insurers as the spreads on deposit-type contracts narrow, especially as interest rates approach minimum crediting rates. Low market interest rates reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. Our ALM Committee actively manages the profitability of our in-force contracts. In previous years, we reduced the guaranteed minimum crediting rates on new fixed annuity contracts and new business, which has afforded us the flexibility to respond to the unusually low-interest rate environment. In previous years, we also reduced crediting rates on in-force contracts, where permitted to do so. These actions help mitigate the adverse impact of low interest rates on the profitability of these products, although sales volume may be negatively impacted as a result. We also maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of our products. Rapidly rising interest rates could result in reduced persistency of our spread-based products, if contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.

The interest rate environment affects estimated future profit projections, which could impact the amortization of our DAC assets and the estimates of policyholder liabilities. Significantly lower future profits may cause us to accelerate the amortization of DAC or require us to establish additional policyholder liabilities, thereby reducing earnings. We periodically review assumptions with respect to future earnings to make sure that they remain appropriate considering the current interest rate environment.

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

Importance of Operating Efficiencies: The challenging economic environment and costs associated with greater regulation create a further need for operating cost reductions and efficiencies. We manage our cost base while maintaining our commitment to provide superior customer service to policyholders and agents. Investments in technology are coordinated through a disciplined project management process. We anticipate continually improving our use of technology to enhance our policyholders’ and agents’ experience and increase efficiency of our employees.

Increased Role of Advanced Technology: The use of mobile technology has changed the way consumers want to conduct their business, including real-time access to information. Many customers also expect to complete transactions in a digital format instead of traditional methods that require a phone call or submission of paper forms. Social media and other customer-facing technologies also reshape the way companies communicate and collaborate with key stakeholders, and new tools exist to better collect and analyze information for potential business opportunities and better manage risks. For example, American National has mobile-enabled all of its Internet-based access and leverages social media channels to reach out to potential customers to promote awareness of the company, including the products and services offered. We expect that technology will continue to evolve, offering new and more effective ways to reach and service our customers and shareholders. We evaluate available and evolving technologies and incorporate those that offer appropriate benefits to the company and its customers.

Increased Challenges of Talent Attraction and Retention: Attracting individuals with the right skills and retaining employees for the longer term remains a business challenge. These challenges may become more difficult as the working population ages, causing loss of valuable work knowledge and experience through attrition. The cost of higher education may result in fewer people attending college or a university, thus leaving a potential workforce that is less prepared for the higher thinking challenges of the new workplace. Competitors who develop stronger appeal to applicants who seek innovative and paradigm shifting companies will have an edge. We are increasing our talent development efforts so that we can promote from within. In addition, we are expanding the use of technology to broaden our candidate base when recruiting and to deliver targeted training to augment the current skill level of our employees.

Life and Annuity

Life insurance and annuity are our mainstay segments, as they have been during our long history. We believe that the combination of predictable and decreasing mortality rates, positive cash flow generation for many years after policy issue and favorable persistency characteristics suggest a viable and profitable future for these lines of business. We use a wide variety of marketing channels and plan to expand our traditional distribution models with additional agents.

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

Demographics: We believe a key driver shaping the actions of the life insurance industry is the rising income protection, wealth accumulation and insurance needs of retiring Baby Boomers (those born between 1946 and 1964). As a result of increasing longevity and uncertainty regarding the Social Security System and an ongoing transition from defined benefit pension plans to 401(k) type retirement plans, retirees will need to accumulate sufficient savings to support retirement income requirements.

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

Competitive Pressures: In recent years, the competitive landscape of the U.S. life insurance industry has shifted. Established insurers are competing against each other and also against new market entrants that are developing products to attract the interest of the growing number of retirees. Competition exists in terms of retaining and acquiring consumers’ business and also in terms of access to producers and distributors. Consolidation among distributors coupled with the aging sales force remains a challenge among insurers. In addition, the increased technological sophistication of consumers necessitates that insurers and distributors invest significant resources in technology to adapt to consumer expectations. We believe we possess sufficient scale, financial strength, resources and flexibility to compete effectively.

The annuity market is also highly competitive. In addition to aggressive interest crediting rates and new product features on annuities, there is competition from other financial service firms. Insurers continue to evaluate their distribution channels and the way they deliver products to consumers. We have never provided guaranteed living benefits as a part of our variable annuity products. We believe these products were not adequately priced relative to the risk profile of the product. While this may have impeded our ability to sell variable annuities in the short term, we believe this strategy provides an advantage in terms of profitability over the long-term.

We believe we will continue to be competitive in the life and annuity markets through our broad line of products, diverse distribution channels, and consistent high level of customer service. We modify our products to meet customer needs and to expand our reach where we believe we can obtain profitable growth.

Health

Most of the major provisions of the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Healthcare Acts”), phased in effective January 1, 2014. The Healthcare Acts mandate broad changes in the delivery of health care benefits that have impacted our current business model including our relationships with current and future customers, producers, and health care providers, as well as our products, services and processes. As a result, the Healthcare Acts generated new opportunities in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products to be sold in the worksite market as well as to individuals. We had some success with the individual products in 2013 and 2014 although this had to be restricted somewhat in 2015 due to regulatory changes. We are now expanding our presence in the worksite market to generate new opportunities in the broker market, as well as designing and implementing a captive sales force.

We expect our Managing General Underwriter (“MGU”) business to remain stable during 2016. We generally retain only 10% of the MGU premium and risk. The majority of the revenue generated from this business is fee income included in “Other income” of the Health segment’s operating results.

Property and Casualty

Our operating results decreased during 2015 compared to 2014 as higher premiums were offset by increased non-catastrophe claims and operating expenses related to growth initiatives.

We remain committed to offering our personal and commercial property and casualty lines of business primarily through exclusive agents. We use a balanced, focused and collaborative approach to both growth and profitability through the development of successful agencies. We launched a revised Agent Career Program in 2013 to enhance how we recruit, select, on-board and train new agent candidates. We are experiencing growth in our agency force as a result of the program. We intend to introduce a similar program to grow the number of general agents in 2016.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires estimates and assumptions that often involve a significant degree of judgment. These estimates and judgements include expectations of current and future mortality, morbidity, persistency, claims and claim adjustment expenses, recoverability of receivables, investment returns and interest rates which extend well into the future. In developing these estimates, there is inherent uncertainty and material changes to facts and circumstances may develop. Although variability is inherent in these estimates, we believe the amounts as reported are appropriate, based upon the facts available upon compilation of the consolidated financial statements.

On an ongoing basis, management reviews the estimates and assumptions used in preparing the financial statements. If current facts and circumstances warrant modifications in estimates and assumptions, our financial position and results of operations as reported in the consolidated financial statements could change significantly.

A description of these critical accounting estimates is presented below. Also, see the Notes to the Consolidated Financial Statements for additional information.

Reserves

Life and Annuity Reserves

Life Reserving—Principal assumptions used in the determination of the reserves for future policy benefits are mortality, policy lapse rates, investment return, inflation, expenses and other contingent events as appropriate to the respective product type. Reserves for incurred but not reported (“IBNR”) claims on life policies are calculated using historical claims information. Reserves for interest-sensitive and variable universal life insurance policies are equal to the current account value calculated for the policyholder. Some of our universal life policies contain secondary guarantees, for which additional reserves are recorded based on the term of the policy.

Annuity Reserving—Reserves for payout annuities with more than insignificant amounts of mortality risk are calculated in accordance with the applicable accounting guidance for limited pay insurance contracts. Benefit and maintenance expense reserves are calculated by using assumptions reflecting our expectations of future costs, including an appropriate margin for adverse deviation. Payout annuity reserves are calculated using standard industry mortality tables specified for statutory reporting. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are recorded. The resulting recognition of profits would be gradual over the expected life of the contract.

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

Property and Casualty Reserves

Reserves for Claims and Claim Adjustment Expense (“CAE”)—Property and casualty reserves are established to provide for the estimated cost of settling and paying both reported (“case”) as well as incurred but not reported (“IBNR”) claims. The two major categories of CAE are defense and cost containment expense, and adjusting and other expense. The details of property and casualty reserves are shown below (in thousands):

	December 31, 2015			December 31, 2014
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$487,154	$30,439	$456,715	$500,122	$38,995	$461,127
IBNR	383,429	10,751	372,678	368,356	6,395	361,961

Total	$870,583	$41,190	$829,393	$868,478	$45,390	$823,088

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

The evaluation process to determine reserves involves the collaboration of underwriting, claims and internal actuarial departments. The process also includes consultation with independent actuarial firms as part of our process of gaining reassurance that claims and CAE reserves estimate sufficiently, all obligations arising from all losses incurred as of year-end. The independent actuarial firm completes the Statements of Actuarial Opinion required by individual state insurance regulations at each year-end, opining that the recorded statutory claims and CAE reserves are reasonable.

Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line exceed the expected premiums for that product line. The estimation of a deficiency reserve considers the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the need for deficiency reserves are reviewed periodically for reasonableness. There were no reserves of this type at December 31, 2015 or 2014.

Property and Casualty Reserving Methodology—The following methods are utilized:

•	Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to influence initial expectations of the ultimate loss ratios.

•	Bornhuetter-Ferguson—This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our historical experience. This method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses.

•	Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.

•	Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.

•	Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected ratio of prior calendar years’ paid expense to paid loss to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.

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

Key Assumptions— The following assumptions may impact our property and casualty reserves:

•	Stability of future inflation rates and consistency with historical inflation norms;

•	The expected loss development patterns;

•	A consistent claims handling, reserving and payment process;

•	No unusual growth patterns or unexpected changes in the mix of business; and

•	No significant prospective changes in laws that would significantly affect future payouts

The loss ratio selections and development profiles are developed primarily using our historical claims and loss experience. These development patterns reflect prior inflation rates, and could be impacted by future changes in inflation rates, particularly those relating to medical care costs, automobile repair parts and building or home material costs. These assumptions have not been modified from the preceding periods and are consistent with historical loss reserve development patterns.

For non-credit lines of business, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and we measure the sensitivity of our reserve levels to unexpected changes in inflation. The impacts of future inflation for a 1.0% decrease and 3.0% increase over the implied inflation rate in the December 31, 2015 gross loss reserve balance are as follows (amounts in thousands):

Cumulative Increase (Decrease) in Reserves	1.0% Decrease	3.0% Increase
Personal
Automobile	$(9,049)	$8,332
Homeowner	(1,740)	2,667
Commercial
Agricultural Business	(579)	32,971
Automobile	(2,518)	5,773

The analysis of our credit insurance line of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the earned premium to determine the IBNR reserves at December 31, 2015. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $7.0 million.

It is not appropriate to aggregate the impacts shown in our sensitivity analysis, as our lines of business are not directly correlated. The variations are not meant to be a “best-case” or “worst-case” scenario, and it is possible that future variations will be more or less than the amounts in the sensitivity analysis. While these are possible scenarios based on the information available to us at this time, we do not believe the reader should consider our sensitivity analysis an actual reserve range.

Management believes our reserves at December 31, 2015 are adequate. New information, regulation, events or circumstances, unknown at the original valuation date, however, may result in future development resulting in ultimate losses being significantly greater or less than the recorded reserves at December 31, 2015.

Deferred Policy Acquisition Costs

We had a DAC asset of approximately $1.32 billion and $1.25 billion at December 31, 2015 and 2014, respectively. See Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional details.

We believe the estimates used in our DAC calculations provide a representative example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-tail business at December 31, 2015 (in thousands):

Increase (Decrease)
in DAC
Increase in future investment margins of 25 basis points	$37,768
Decrease in future investment margins of 25 basis points	(40,487)

Decrease in future life mortality by 1%	3,678
Increase in future life mortality by 1%	(3,741)

Reinsurance

We manage our insurance underwriting risk exposures by purchasing reinsurance. We manage counterparty risk by entering into agreements with reinsurers we consider creditworthy, generally measured by the individual entity or entities’ financial strength rating. However, we do not require a specified minimum rating. We monitor the concentrations of the reinsurers and reduce the participation percentage of lower-rated and unrated companies when appropriate. In the third quarter, we recognized a loss related to a reinsurer being unable to fulfill its obligations. While we believe we currently have no significant credit risk related to reinsurance counterparties, we continue to monitor their financial condition.

Some of our reinsurance contracts contain clauses that allow us to terminate the participation with reinsurers whose ratings are downgraded. Information used in our risk assessment is comprised of industry ratings, recent news and reports, and a limited review of financial statements. We also may require reinsurers not licensed in our state of domicile or with whom we have limited experience, to provide letters of credit, trust agreements, or cash advances to fund their share of reserves.

Other-Than-Temporary Impairment

A decline in the fair value of investment securities below their cost basis is evaluated on an ongoing basis to determine if the decline is other-than-temporary. A number of assumptions and estimates inherent in evaluating impairments are used to determine if they are other-than-temporary, which include 1) our ability and intent to hold the investment securities for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than cost basis; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions, which could affect liquidity.

Valuation of Financial Instruments

The fair value of available-for-sale securities (equity and fixed maturity securities) is determined by management using one of the three primary sources of information: the quoted prices in active markets; third-party pricing services; or independent broker quotations. Estimated fair value of securities based on quoted prices in active markets is readily and regularly available; therefore, valuation of these securities generally does not involve management judgment. For securities without quoted prices, fair value measurement is determined using third-party pricing services’ proprietary pricing applications. Typical inputs used by the models are relevant market information, benchmark curves, benchmark pricing of like securities, sector groupings and matrix pricing. Any securities remaining unpriced after utilizing the first two pricing methods are submitted to independent brokers for prices. We have analyzed the third-party pricing services and independent brokers’ valuation methodologies and related inputs, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Management completes certain tests throughout the year and at year-end to determine that prices provided by our pricing services are reasonable.

We utilize over-the-counter equity options to hedge our exposure to equity-indexed universal life and equity-indexed deferred annuity benefits, and the fair values for these options are sourced from broker quotations. Accounting guidance requires a fair value calculation as part of equity-indexed policy reserves. This is called the value of embedded derivative (or VED) and the other part of the indexed policy reserve is called the host reserve. The embedded derivative represents future benefit cash flows in excess of minimum guarantee cash flows. The host covers the minimum guarantee cash flows. Both the VED and the host reserve are calculated by a vendor-sourced reserve valuation system. The VED calculation model incorporates assumptions related to current option pricing (such as implied volatility and LIBOR/swap curve), future policyholder behavior (such as surrenders and withdrawals), and factors affecting the value of future indexed interest periods (such as option budgets).

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

Federal Income Taxes

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax credits. Also, management’s best estimate of future events and their impact is included in our accounting estimates. Certain changes or future events, such as changes in tax legislation, and completion of tax audits could have an impact on our estimates and effective tax rate. Audit periods remain open for review until the statute of limitations has passed.

GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. Although realization is not assured, management believes it is more-likely-than-not that the deferred tax assets will be realized and that no valuation allowance is necessary.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Premiums and other revenues
Premiums	$1,838,519	$1,815,971	$1,735,526	$22,548	$80,445
Other policy revenues	250,265	224,254	210,224	26,011	14,030
Net investment income	834,831	932,858	1,016,810	(98,027)	(83,952)
Realized investments gains (losses), net	59,443	41,422	119,553	18,021	(78,131)
Other income	34,397	36,085	37,097	(1,688)	(1,012)

Total premiums and other revenues	3,017,455	3,050,590	3,119,210	(33,135)	(68,620)

Benefits, losses and expenses
Policyholder benefits	617,006	542,015	539,406	74,991	2,609
Claims incurred	923,367	933,768	886,398	(10,401)	47,370
Interest credited to policyholders’ account balances	293,464	353,492	426,102	(60,028)	(72,610)
Commissions for acquiring and servicing policies	425,338	397,126	371,948	28,212	25,178
Other operating expenses	501,377	485,865	503,051	15,512	(17,186)
Change in deferred policy acquisition costs (1)	(11,785)	9,578	29,835	(21,363)	(20,257)

Total benefits and expenses	2,748,767	2,721,844	2,756,740	26,923	(34,896)

Income before other items and federal income taxes	$268,688	$328,746	$362,470	$(60,058)	$(33,724)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Consolidated earnings decreased during 2015 compared to 2014 primarily due to a decrease in net investment income, which exceeded the decrease in the related interest credited to policyholders’ account balances. The most significant factor in the consolidated earnings decrease during 2014 compared to 2013 was the decrease in net realized investment gains.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Premiums and other revenues
Premiums	$305,350	$307,771	$293,173	$(2,421)	$14,598
Other policy revenues	237,797	209,192	195,644	28,605	13,548
Net investment income	226,076	232,389	230,763	(6,313)	1,626
Other income	1,709	1,427	3,018	282	(1,591)

Total premiums and other revenues	770,932	750,779	722,598	20,153	28,181

Benefits, losses and expenses
Policyholder benefits	386,785	351,271	345,566	35,514	5,705
Interest credited to policyholders’ account balances	59,148	68,796	56,805	(9,648)	11,991
Commissions for acquiring and servicing policies	121,482	124,447	117,832	(2,965)	6,615
Other operating expenses	201,112	194,927	207,520	6,185	(12,593)
Change in deferred policy acquisition costs (1)	(31,048)	(32,014)	(24,752)	966	(7,262)

Total benefits and expenses	737,479	707,427	702,971	30,052	4,456

Income before other items and federal income taxes	$33,453	$43,352	$19,627	$(9,899)	$23,725

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during 2015 compared to 2014 primarily due to the increase in policyholders benefits partially offset by an increase in other policy revenues. Earnings increased during 2014 compared to 2013 primarily due to a decrease in operating expenses, an increase in premiums on traditional products and other policy revenues.

Premiums and other revenues

Premiums were relatively flat during 2015 compared to 2014. Premiums increased during 2014 compared to 2013 primarily driven by the growth of renewal premiums for term products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase in other policy revenues during 2015 compared to 2014 is attributable to an increase in mortality charges resulting from an increase in insurance in-force and due to an assumption change for universal life products. An increase in interest-sensitive life policies contributed to the increases in these charges during 2014 compared to 2013.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Whole life	$26,249	$26,165	$25,209	$84	$956
Term life	29,036	29,226	32,174	(190)	(2,948)
Universal life	37,263	37,773	37,769	(510)	4

Total recurring	$92,548	$93,164	$95,152	$(616)	$(1,988)

Single and excess	$2,163	$2,173	$2,327	$(10)	$(154)
Credit life	3,984	3,940	4,105	44	(165)

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

Life insurance sales decreased during 2015 compared to 2014 primarily driven by a decrease in universal life policy sales. Life insurance sales decreased during 2014 compared to 2013 due to a leveling of new term life sales from their introduction in late 2012 and significant increase in 2013. Marketing activities at financial institutions with whom the Company markets life insurance have been curtailed by such financial institutions as they seek to ensure compliance with Consumer Financial Protection Bureau rules and guidance.

Benefits, losses and expenses

Policyholder benefits increased during 2015 compared to 2014 primarily due to an increase in claims and a mortality improvement assumption change in premium reserves for universal life products. Policyholder benefits increased during 2014 compared to 2013 primarily due to higher claims in 2014.

Commissions decreased during 2015 compared to 2014 primarily due to decreased sales of our term and universal life products. Commissions increased during 2014 compared to 2013 primarily due to increased sales of our whole and equity-indexed universal life products.

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Acquisition cost capitalized	$108,615	$110,195	$107,410	$(1,580)	$2,785
Amortization of DAC	(77,567)	(78,181)	(82,658)	614	4,477

Change in DAC	$31,048	$32,014	$24,752	$(966)	$7,262

During the fourth quarter of 2015 and 2014, the Company unlocked certain prospective DAC assumptions based on recent experience related to universal life as required by relevant accounting guidance. The changes resulted in a $14.0 million increase in DAC partially offset by a $5.9 million increase in reserves in 2015, and a $9.1 million increase in DAC in 2014.

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2015	2014	2013	2015	2014
Life insurance in-force
Traditional life	$63,336,601	$59,409,750	$54,788,898	$3,926,851	$4,620,852
Interest-sensitive life	26,858,051	26,166,314	25,281,391	691,737	884,923

Total life insurance in-force	$90,194,652	$85,576,064	$80,070,289	$4,618,588	$5,505,775

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change over prior year
	2015	2014	2013	2015	2014
Number of policies in-force
Traditional life	1,890,600	1,949,119	2,002,602	(58,519)	(53,483)
Interest-sensitive life	212,851	205,805	196,949	7,046	8,856

Total number of policies	2,103,451	2,154,924	2,199,551	(51,473)	(44,627)

Total life insurance in-force increased during 2015 compared to 2014, and 2014 compared to 2013, while the total number of policies decreased for the same periods, reflecting the transition to fewer but higher face amount policies.

Reinsurance

The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2015	2014	2013	2015	2014	2013
Reinsurance assumed	$48	$117	$442	$(20)	$137	$550
Reinsurance ceded	(219,272)	(209,853)	(198,221)	(101,636)	(96,577)	(93,240)

Total	$(219,224)	$(209,736)	$(197,779)	$(101,656)	$(96,440)	$(92,690)

We use reinsurance to mitigate excessive risk to the Life segment. During 2015, our retention limits were $2,750,000 for issue ages 65 and under, and $1,725,000 for issue ages 66 and older for traditional and universal life. Accidental death and premium waiver benefits are mostly retained on new business. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products.

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

For 2015, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium
Swiss Re Life & Health of America Inc.	A+	$25,999	6.4%
SCOR Global Life Reinsurance Company of Delaware	A	18,211	4.5
Munich American Reassurance Company	A+	14,905	3.7
Canada Life Assurance Company	A+	8,439	2.1
RGA Reinsurance Company	A+	6,311	1.6
General Re Life Corporation	A++	5,205	1.3
Other Reinsurers with no single company greater than 5% of the total ceded premium		22,566	5.9

Total life reinsurance ceded		$101,636	25.5%

(1)	A.M. Best rating as of the most current information available February 18, 2016.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Premiums and other revenues
Premiums	$183,125	$190,357	$155,162	$(7,232)	$35,195
Other policy revenues	12,468	15,062	14,580	(2,594)	482
Net investment income	459,458	545,887	632,536	(86,429)	(86,649)
Other income	3,464	(1)	351	3,465	(352)

Total premiums and other revenues	658,515	751,305	802,629	(92,790)	(51,324)

Benefits, losses and expenses
Policyholder benefits	230,221	234,173	193,840	(3,952)	40,333
Interest credited to policyholders’ account balances	234,316	284,696	369,297	(50,380)	(84,601)
Commissions for acquiring and servicing policies	62,917	48,478	43,920	14,439	4,558
Other operating expenses	54,037	56,487	63,326	(2,450)	(6,839)
Change in deferred policy acquisition costs (1)	17,069	31,735	36,359	(14,666)	(4,624)

Total benefits and expenses	598,560	655,569	706,742	(57,009)	(51,173)

Income before other items and federal income taxes	$59,955	$95,736	$95,887	$(35,781)	$(151)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during 2015 compared to 2014 primarily due to the decrease in net investment income partially offset by a corresponding decrease in interest credited to policyholders’ account balances. Net investment income declined primarily due to unrealized losses in income on over-the-counter-equity-indexed option derivatives and a decrease in investment income. Earnings remained relatively unchanged during 2014 compared to 2013.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Fixed deferred annuity	$528,623	$316,265	$260,289	$212,358	$55,976
Single premium immediate annuity	213,341	215,871	203,890	(2,530)	11,981
Equity-indexed deferred annuity	432,517	245,574	178,722	186,943	66,852
Variable deferred annuity	93,898	110,854	119,880	(16,956)	(9,026)

Total premium and deposits	1,268,379	888,564	762,781	379,815	125,783
Less: Policy deposits	1,085,254	698,207	607,619	387,047	90,588

Total earned premiums	$183,125	$190,357	$155,162	$(7,232)	$35,195

Fixed deferred and equity-indexed annuity sales increased significantly during 2015 compared to 2014. During 2015, the Company marketed enhanced annuity crediting rates for specific products, which were well received by the market and increased sales.

Single premium immediate annuity sales were relatively flat during 2015 compared to 2014.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Years ended December 31,
	2015	2014	2013
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$8,873,397	$9,355,946	$9,803,197
Net inflows	677,708	408,615	293,746
Surrenders	(899,400)	(1,158,463)	(1,091,890)
Fees	(6,302)	(9,007)	(9,067)
Interest credited	225,045	276,306	359,960

Account value, end of period	$8,870,448	$8,873,397	$9,355,946

Single premium immediate annuity
Reserve, beginning of period	$1,274,664	$1,144,616	$1,023,116
Net inflows	59,692	82,820	77,896
Interest and mortality	55,077	47,228	43,604

Reserve, end of period	$1,389,433	$1,274,664	$1,144,616

Variable deferred annuity
Account value, beginning of period	$494,516	$489,305	$417,645
Net inflows	91,276	108,094	115,890
Surrenders	(163,677)	(129,577)	(120,207)
Fees	(5,507)	(5,763)	(5,356)
Change in market value and other	1,213	32,457	81,333

Account value, end of period	$417,821	$494,516	$489,305

Variable annuity premiums have shown a declining trend in recent years. These net inflows are mostly renewal and first year deposits into group unallocated separate account funds with no minimum guarantees. A small proportion of the variable annuity premium is renewal deposits into a closed block of older retail variable annuities that do have guaranteed minimum death benefits, but with minimal risk exposure. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $1.0 million and $0.9 million as of December 31, 2015 and 2014 respectively.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for single premium immediate annuity contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. The level of benefits in 2015 and 2014 increased compared to 2013, commensurate with increases in SPIA premium during these periods.

Commissions increased during 2015 compared to 2014 driven by the increase in fixed deferred and equity-indexed annuity sales. Commissions increased during 2014 compared to 2013 as a result of increased annuity sales.

Other operating expenses decreased during 2015 compared to 2014, and during 2014 compared to 2013 due to expense management activities.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Acquisition cost capitalized	$64,724	$47,400	$49,397	$17,324	$(1,997)
Amortization of DAC	(81,793)	(79,135)	(85,756)	(2,658)	6,621

Change in DAC	$(17,069)	$(31,735)	$(36,359)	$14,666	$4,624

The change in DAC is lower during 2015 compared to 2014 due to an increase in capitalization which is primarily driven by the increase in commissions. During the fourth quarter of 2014, the Company unlocked certain prospective DAC assumptions based on recent experience as required by relevant accounting guidance. Lapse rates and withdrawal assumptions were unlocked for certain gross unallocated variable annuities and certain fixed annuities resulting in a $1.0 million increase in DAC.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the years ended December 31, 2015, 2014, and 2013 were 42.2%, 34.0%, and 35.8%, respectively. The 2015 ratio is at a relatively normal level, whereas the 2014 and 2013 ratios were lower than usual, for different reasons. The 2014 ratio reflects lower than estimated surrenders. The 2013 ratio reflects higher than estimated margins, related to favorable option returns.

Options and Derivatives

The S&P 500 Index return decreased by approximately 0.7% in 2015 and increased by approximately 11.4% in 2014. This change led to a decrease in the option return of $56.4 million during 2015 compared to 2014, partially offset by a $33.7 million decrease in the related equity-indexed embedded derivative, for a net decrease in earnings of $22.7 million.

Net investment income without option return decreased during 2015 compared to 2014, and during 2014 compared to 2013, primarily due to a lower net investment portfolio yield and aggregate account values.

The following table summarizes the incremental impact of the investment performance of equity-indexed options or “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Net investment income
Without option return	$466,660	$496,652	$550,313	$(29,992)	$(53,661)
Option return	(7,202)	49,235	82,223	(56,437)	(32,988)
Interest credited to policy account balances
Without embedded derivatives	238,702	255,383	303,474	(16,681)	(48,091)
Equity-indexed annuity embedded derivatives	(4,386)	29,313	65,823	(33,699)	(36,510)

Health

Health segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Premiums and other revenues
Premiums	$196,777	$216,868	$212,931	$(20,091)	$3,937
Net investment income	10,135	11,692	11,314	(1,557)	378
Other income	17,714	20,391	17,629	(2,677)	2,762

Total premiums and other revenues	224,626	248,951	241,874	(24,325)	7,077

Benefits, losses and expenses
Claims incurred	146,805	144,799	139,762	2,006	5,037
Commissions for acquiring and servicing policies	27,455	35,896	28,225	(8,441)	7,671
Other operating expenses	45,047	43,261	46,646	1,786	(3,385)
Change in deferred policy acquisition costs (1)	3,394	(564)	1,986	3,958	(2,550)

Total benefits and expenses	222,701	223,392	216,619	(691)	6,773

Income before other items and federal income taxes	$1,925	$25,559	$25,255	$(23,634)	$304

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during 2015 compared to 2014 primarily due to an increase in claims retained by the company from a reinsurer that was unable to meet its contractual obligations. Also, there were fewer premiums and claims in the closed medical blocks of business and Medicare Supplement products. Earnings were relatively unchanged during 2014 compared to 2013 as the increase in premiums was offset by the increase in claims incurred.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,
	2015		2014		2013
Medicare Supplement	$76,090	38.6%	$85,099	39.2%	$90,785	42.6%
Medical expense	16,910	8.6	21,919	10.1	30,331	14.2
Group health	34,361	17.5	33,835	15.6	37,391	17.6
Credit accident and health	13,106	6.7	13,736	6.3	15,029	7.1
MGU	23,798	12.1	24,230	11.2	19,619	9.2
Supplemental Insurance	26,546	13.5	31,769	14.7	13,125	6.2
All other	5,966	3.0	6,280	2.9	6,651	3.1

Total	$196,777	100.0%	$216,868	100.0%	$212,931	100.0%

Earned premiums decreased during 2015 compared to 2014 primarily due to the continued contraction of the closed medical expense blocks of business, and a decrease in Medicare Supplement contract sales. The decline in Medicare Supplement earned premium reflects a sales shift to a lower premium high deductible Medicare Supplement Plan. For 2015 there was also a decrease in supplemental product sales due to Affordable Care Act regulations that required changes to a previously sold product, which made it unmarketable. Earned premiums increased during 2014 compared to 2013 primarily due to increased demand for individual limited benefit products in the supplemental insurance line.

Our in-force certificates or policies as of the dates indicated are as follows:

	December 31,
	2015		2014		2013
Medicare Supplement	35,586	6.8%	38,245	6.0%	40,064	6.4%
Medical expense	2,717	0.5	3,313	0.5	4,633	0.7
Group	16,988	3.2	16,877	2.6	19,679	3.1
Credit accident and health	204,080	39.0	227,790	35.8	235,014	37.5
MGU	164,626	31.4	239,537	37.6	221,811	35.3
Supplemental Insurance	62,384	11.9	70,207	11.0	61,342	9.8
All other	37,335	7.2	41,417	6.5	45,369	7.2

Total	523,716	100.0%	637,386	100.0%	627,912	100.0%

Total in-force policies decreased during 2015 compared to 2014, primarily due to decreases in the MGU line, credit accident and health business, and supplemental insurance. MGU inforce certificate counts decreased during 2015 primarily as a result of removing lesser performing groups by several MGUs. New sources of business have originated during the year to date and it is intended that premiums written for these groups will replace portions of the cancelled groups. Credit accident and health decreased due to contraction in that market as distributors continued to shift their marketing emphasis to property and casualty products. Total in-force policies increased during 2014 compared to 2013 primarily due to an increase in the MGU line and the supplemental insurance line, partially offset by a decrease in credit accident and health business.

Benefits, losses and expenses

Claims incurred increased during 2015 compared to 2014 due to the company retaining paid losses, as well as an estimate of incurred but not reported losses for a closed block of business ceded to a reinsurer that is not expected to be able to meet its obligations under reinsurance agreements. Claims incurred increased during 2014 compared to 2013 primarily due to a judicial determination that the Company could not rescind a certain reinsurance agreement that was in dispute.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Acquisition cost capitalized	$20,249	$19,530	$13,263	$719	$6,267
Amortization of DAC	(23,643)	(18,966)	(15,249)	(4,677)	(3,717)

Change in DAC	$(3,394)	$564	$(1,986)	$(3,958)	$2,550

The increase in amortization of DAC in 2015 relative to 2014 was associated with the shrinking Medicare Supplement and closed Medical Expense blocks as well as greater than expected lapsation of the limited benefit medical supplemental products.

Reinsurance

For the medical expense business, we use reinsurance on an excess of loss basis. We retain the first $500,000 per claim and amounts in excess of $2,000,000. We cede or retrocede the majority of risk associated with our stop loss and other MGU programs. We maintain reinsurance on a quota share basis for our long-term care and disability income business.

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

For 2015, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

	A.M. Best	Ceded	Percentage of
Reinsurer	Rating(1)	Premium	Gross Premium
Maiden Reinsurance North America, Inc.	A-	$37,259	15.5%
Munich Reinsurance America	A+	27,794	11.5
Monitor Life	B++	24,139	10.0
Lloyds 3623	A	18,633	7.7
Other reinsurers with no single company greater than 5.0% of the total ceded premium		116,798	47.7

Total health reinsurance ceded		$224,623	92.4%

(1)	A.M. Best rating as of the most current information available February 18, 2016

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Premiums and other revenues
Net premiums written	$1,187,980	$1,109,029	$1,069,694	$78,951	$39,335

Net premiums earned	$1,153,267	$1,100,975	$1,074,260	$52,292	$26,715
Net investment income	55,620	58,843	66,632	(3,223)	(7,789)
Other income	5,534	4,735	6,239	799	(1,504)

Total premiums and other revenues	1,214,421	1,164,553	1,147,131	49,868	17,422

Benefits, losses and expenses
Claims incurred	776,562	745,540	746,636	31,022	(1,096)
Commissions for acquiring and servicing policies	213,486	188,305	181,748	25,181	6,557
Other operating expenses	156,583	130,655	128,437	25,928	2,218
Change in deferred policy acquisition costs (1)	(1,200)	10,421	16,242	(11,621)	(5,821)

Total benefits and expenses	1,145,431	1,074,921	1,073,063	70,510	1,858

Income before other items and federal income taxes	$68,990	$89,632	$74,068	$(20,642)	$15,564

Loss ratio	67.3%	67.7%	69.5%	(0.4)	(1.8)
Underwriting expense ratio	32.0	29.9	30.4	2.1	(0.5)

Combined ratio	99.3%	97.6%	99.9%	1.7	(2.3)

Impact of catastrophe events on combined ratio	5.7	5.9	7.2	(0.2)	(1.3)

Combined ratio without impact of catastrophe events	93.6%	91.7%	92.7%	1.9	(1.0)

Gross catastrophe losses	$65,413	$64,479	$83,903	$934	$(19,424)
Net catastrophe losses	62,717	65,374	76,434	(2,657)	(11,060)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty earnings decreased during 2015 compared to 2014 as higher premiums were offset by increased non-catastrophe claims and growth related operating expenses. Property and Casualty earnings increased during 2014 compared to 2013 due to decreases in catastrophe losses, improved rate adequacy and underwriting improvements.

Premiums and other revenues

Net premiums written and earned increased during 2015 compared to 2014 due to increases in the commercial and credit lines. Net premiums written and earned increased during 2014 compared to 2013 due to continued changes to improve rate adequacy in our homeowners and commercial lines.

Benefits, losses and expenses

The increase in claims during 2015 compared to 2014 was primarily a result of an increase in non-catastrophe weather related losses. Claims incurred decreased during 2014 compared to 2013 as a result of decreases in catastrophe losses.

Commissions for acquiring and servicing policies increased during 2015 compared to 2014 as a result of the growth of the collateral protection line of business during 2015.

Operating expenses increased during 2015 compared to 2014 as a result of costs related to growth initiatives.

Gross catastrophe losses for the year ended December 31, 2015 were relatively flat compared to 2014. Average severity of catastrophe losses decreased by 20% in 2015 compared to 2014 and by 25% in 2014 compared to 2013.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 57.3% of net premiums written; (ii) Commercial products, which focus primarily on agricultural and other markets, representing 31.3% of net premiums written; and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 11.4% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Net premiums written
Automobile	$412,686	$403,470	$404,807	$9,216	$(1,337)
Homeowner	226,272	223,852	216,806	2,420	7,046
Other Personal	41,658	37,290	35,562	4,368	1,728

Total net premiums written	$680,616	$664,612	$657,175	$16,004	$7,437

Net premiums earned
Automobile	$405,891	$400,050	$404,664	$5,841	$(4,614)
Homeowner	222,338	219,920	209,556	2,418	10,364
Other Personal	40,966	36,638	35,597	4,328	1,041

Total net premiums earned	$669,195	$656,608	$649,817	$12,587	$6,791

Loss ratio
Automobile	77.6%	78.0%	77.9%	(0.4)%	0.1%
Homeowner	64.5	64.1	80.0	0.4	(15.9)
Other Personal	62.8	42.6	55.4	20.2	(12.8)
Personal line loss ratio	72.4%	71.4%	77.4%	1.0%	(6.0)%
Combined Ratio
Automobile	102.8%	101.1%	101.0%	1.7%	0.1%
Homeowner	91.7	89.4	104.9	2.3	(15.5)
Other Personal	87.0	62.0	77.0	25.0	(15.0)
Personal line combined ratio	98.2%	95.0%	101.0%	3.2%	(6.0)%

Automobile: Net premiums written and earned increased during 2015 compared to 2014, due to increases in sales volume and rates. Net premiums written and earned decreased in our personal automobile line during 2014 compared to 2013 primarily due to a decline in policies in-force. The combined ratio increased during 2015 compared to 2014 primarily due to an increase in operating expenses related to growth initiatives. The loss and combined ratio increased during 2014 compared to 2013 primarily due to a decline in premiums which increased the overall expense to premium ratio.

Homeowner: Net premiums written increased during 2015 compared to 2014 given growth in policy counts. Net premiums written and earned increased during 2014 compared to 2013 primarily due to increasing premium rates over the time period. The combined ratio increased during 2015 compared to 2014, due to increases in operating expenses related to growth initiatives. The loss and combined ratios decreased during 2014 compared to 2013 due to a decline in weather-related losses and improved rate adequacy.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss ratio increased during 2015 compared to 2014 due to increased catastrophe claim activity during the first half of 2015 and lower than typical loss results in 2014. The loss ratio decreased during 2014 compared to 2013, consistent with trends in the auto and homeowners business.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Net premiums written
Other Commercial	$159,834	$150,819	$137,107	$9,015	$13,712
Agricultural Business	123,548	115,592	107,894	7,956	7,698
Automobile	88,767	86,603	79,875	2,164	6,728

Total net premiums written	$372,149	$353,014	$324,876	$19,135	$28,138

Net premiums earned
Other Commercial	$154,114	$146,845	$128,020	$7,269	$18,825
Agricultural Business	121,031	111,599	110,476	9,432	1,123
Automobile	87,450	84,653	78,016	2,797	6,637

Total net premiums earned	$362,595	$343,097	$316,512	$19,498	$26,585

Loss ratio
Other Commercial	65.3%	77.5%	66.6%	(12.2)	10.9
Agricultural Business	66.0	66.6	74.9	(0.6)	(8.3)
Automobile	74.4	69.5	66.0	4.9	3.5
Commercial line loss ratio	67.7%	72.0%	69.4%	(4.3)	2.6
Combined ratio
Other Commercial	93.3%	104.4%	94.3%	(11.1)	10.1
Agricultural Business	106.6	106.3	111.5	0.3	(5.2)
Automobile	98.5	92.6	89.7	5.9	2.9
Commercial line combined ratio	99.0%	102.1%	99.1%	(3.1)	3.0

Other Commercial: Net premiums written and earned increased during 2015 compared to 2014 and 2014 compared to 2013, primarily due to increased premium per policy for the workers’ compensation and business owners’ products. Improvement in the loss and combined ratios during 2015 compared to 2014 is primarily due to favorable case reserve development on older workers’ compensation claims. Increases in the loss and combined ratios for 2014 compared to 2013 are due to larger reserve increases in the workers’ compensation line.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums earned increased during 2015 compared to 2014 primarily as a result of improved rate adequacy. Net premiums written and earned increased during 2014 compared to 2013 primarily as a result of rate increases and a decrease in ceded premiums. The combined ratios increased during 2015 compared to 2014 primarily due to increases in operating expenses related to growth initiatives. The loss and combined ratios decreased during 2014 compared to 2013 primarily as the result of a reduction in net catastrophe losses, and the rate and underwriting actions.

Automobile: Net premiums written increased during 2015 compared to 2014 primarily due to improved rate adequacy. Net premiums written and earned increased during 2014 compared to 2013 primarily due to rate increases. The loss and combined ratios increased during 2015 compared to 2014 and 2014 compared to 2013, primarily due to an increase in average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Net premiums written	$135,215	$91,403	$87,643	$43,812	$3,760
Net premiums earned	121,477	101,270	107,931	20,207	(6,661)
Loss ratio	38.4%	29.5%	22.7%	8.9%	6.8%
Combined ratio	107.9%	100.8%	99.3%	7.1%	1.5%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during 2015 compared to 2014 primarily due to increases in our Collateral Protection business and updated pricing initiatives in our Guaranteed Auto Protection (GAP) business. Net written premiums increased during 2014 compared to 2013 primarily due to increases in our GAP and Collateral Protection business. Net earned premiums decreased during the same period due to the shift from our GAP Insurance product to GAP Waiver and other products in our portfolio that have smaller premiums and shorter terms.

Reinsurance

We reinsure a portion of the risks that we underwrite to manage our loss exposure. In return for ceded premiums, reinsurers assume a portion of the claims incurred. In addition to our reinsurance coverage, we are partially protected by the Terrorism Risk Insurance Program Reauthorization Act of 2015 and its predecessors.

We retain the first $1.0 million of loss per risk, which will change to $0.5 million for workers’ compensation risks and $1.5 million for non-workers’ compensation risks for 2016. Workers’ compensation reinsurance coverage for losses between $0.5 million and $1.0 million follows satisfaction of a $2.0 million annual aggregate deductible. Our catastrophe reinsurance retention covering property and casualty companies in total has been $10.0 million in recent years and will increase to $17.5 million in 2016.

The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2016.

Layer of Loss	Catastrophe Reinsurance Coverage in Force
Less than $10 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate and Stretch & Aggregate coverage described below

$10 million - $17.5 million	100% of earthquake losses countrywide

$17.5 million - $500 million	100% of multiple peril losses covered by Corporate Program(1) (all perils)

(1)	The Corporate Program covers all non-credit property and casualty business, subject to certain limits, and is not specific to the Company or any of its subsidiaries, or any state or region. The program does cover the Mortgage Security Insurance business written by the Credit Insurance Division.

Each per-event coverage above includes one automatic reinstatement except for a 12.5% portion of the Corporate Program (12.5% of $35 million to $500 million). The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage, with the exception of losses from $35 million to $100 million, which reflect a 50% reduction on the prorated amount, and the losses from $17.5 million to $35.0 million, which are free for the first limit and reflect a 50% reduction on the second limit. The 12.5% placement of non-reinstateable coverage reduces the amount of reinstatement premium we are obligated to pay.

We purchase a Catastrophe Aggregate reinsurance coverage that provides for $30 million of limit excess of $90 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses below $10 million. The Catastrophe Aggregate reinsurance coverage has been placed at 100.0% for 2016 and does not include a reinstatement.

A Stretch & Aggregate cover is purchased which consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection for a subject loss and is $35 million excess of $5 million of each catastrophe. Recoveries follow satisfaction of a $45 million annual aggregate deductible. This cover was placed at 100% on July 1, 2014 and again on July 1, 2015. It is in place until June 30, 2016. American National expects to place the cover again on July 1, 2016.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2015 programs and the coverage each provides are shown in the following table:

	A.M. Best	Percent of Risk Covered
Reinsurer	Rating(1)	Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A	44.8%	45.8%
Tokio Millennium Re Ltd.	A++	—	7.1
Swiss Re	A+	6.9	6.0
Safety National Casualty Corporation	A+	13.3	—
Hannover Ruckversicherung-Aktiengesellschaft, Germany	A+	9.3	—
Munich Re America	A+	9.0	—
Amlin Bermuda Limited	A	5.1	—
Other Reinsurers with no single company with greater than a 5% share		11.6	41.1

Total Reinsurance Coverage		100.0%	100.0%

(1)	A.M. Best rating as of the most current information available February 4, 2016

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

Property and Casualty Claims and Claim Adjustment Expense Liability Development-Net of Reinsurance

Years Ended December 31,

(Amounts in Thousands)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Liability for unpaid losses and loss adjustment expenses, net of reinsurance
(includes loss reserves, IBNR, allocated and unallocated expense)	796,267	801,953	809,500	847,860	856,662	887,008	857,840	832,653	816,573	823,088	829,393
Cumulative paid losses and loss expenses
One year later	366,007	296,620	318,943	345,350	308,114	331,192	329,102	314,649	299,228	298,308
Two years later	506,463	453,042	477,958	495,277	467,402	501,444	506,332	475,084	445,980
Three years later	590,644	544,100	569,030	593,384	565,819	621,992	607,135	563,762
Four years later	640,003	593,112	625,925	651,781	637,286	683,506	658,749
Five years later	664,587	623,884	655,613	696,867	671,923	713,221
Six years later	682,171	638,513	688,647	714,497	688,762
Seven years later	688,866	666,814	698,929	725,769
Eight years later	713,247	673,762	706,395
Nine years later	717,468	678,629
Ten years later	720,911
Liabilities re-estimated
One year later	770,238	711,880	766,881	798,587	776,809	818,937	810,263	793,735	773,213	780,008
Two years later	737,341	713,339	733,361	770,900	753,152	809,757	809,969	769,160	754,919
Three years later	739,826	680,900	727,674	766,994	751,538	813,485	795,595	759,991
Four years later	714,995	682,446	727,733	770,441	759,987	808,358	796,686
Five years later	717,473	685,471	735,407	777,939	759,216	809,813
Six years later	720,931	694,268	746,114	779,533	759,580
Seven years later	726,479	708,245	745,988	780,944
Eight years later	743,091	709,175	747,511
Nine years later	744,133	710,435
Ten years later	744,339
Deficiency (redundancy), net of reinsurance	(51,928)	(91,518)	(61,989)	(66,916)	(97,082)	(77,195)	(61,154)	(72,662)	(61,654)	(43,080)

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net reserve as initially estimated	796,267	801,953	809,500	847,860	856,662	887,008	857,840	832,653	816,573	823,088	829,393
Reinsurance and other recoverables as initially estimated	65,186	62,115	55,951	89,410	46,778	40,552	53,152	52,184	38,959	45,390	41,190

Gross reserve as initially estimated	861,453	864,068	865,451	937,270	903,440	927,560	910,992	884,837	855,532	868,478	870,583
Net re-estimated reserve	744,339	710,435	747,511	780,944	759,580	809,813	796,686	759,991	754,919	780,008
Re-estimated and other reinsurance recoverables	489,496	93,700	79,508	115,195	50,320	47,644	58,413	67,933	49,556	56,035
Gross re-estimated reserve	1,233,835	804,135	827,019	896,139	809,900	857,457	855,099	827,924	804,475	836,043
Deficiency (redundancy), gross of reinsurance	372,382	(59,933)	(38,432)	(41,131)	(93,540)	(70,103)	(55,893)	(56,913)	(51,057)	(32,435)

While we believe that our claims reserves at December 31, 2015 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2015 and claims expected to arise from unexpired periods of risk is uncertain. There are many other possible changes that would cause losses to increase or decrease, which include but are not limited to: claim severity; the expected level of reported claims; judicial action changing the scope or liability of coverage; the regulatory, social and economic environment; and unexpected changes in loss inflation.

We participate in the National Flood Insurance Program administered by the Federal Emergency Management Agency. For the year ended December 31, 2005, the $372.4 million deficiency gross of reinsurance was primarily the result of our participation in this program. These losses are 100% reimbursed by the Federal government and do not impact our net reserve calculations or our net loss development patterns. We had related to our participation, paid losses of $390.0 million because of the 2005 hurricanes, specifically Hurricane Katrina. Since reserves are not set up for the National Flood Insurance Program, any payments made subsequent to year-end will appear as adverse development on a gross basis. If the flood losses were removed from the gross data, the $372.4 million deficiency would be a $17.6 million redundancy.

For 2015, the net favorable prior year claims and CAE development was $43.1 million, compared to approximately $61.7 million of net favorable prior year development in 2014, as a result of better than expected paid and incurred loss emergence. Net favorable reserve development during 2015 and 2014 was primarily driven by personal auto, other liability, commercial multi-peril, and older Workers’ Compensation claims. Net and gross reserve calculations have shown favorable development as a result of loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses. For additional information regarding claims and CAE, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

The current year loss ratio is a blend of the current accident year loss ratio and the impact of favorable or adverse development on prior accident years during the current calendar year. Excluding the 3.8 point impact of favorable prior year loss development for accident years 2014 and prior, the 2015 loss ratio would have been 71.1%. Excluding the 4.0 point impact of favorable prior year loss development for accident years 2013 and prior, the 2014 loss ratio would have been 71.7%.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
Other revenues
Net investment income	$83,542	$84,047	$75,565	$(505)	$8,482
Realized investment gains, net	59,443	41,422	119,553	18,021	(78,131)
Other Income	5,976	9,533	9,860	(3,557)	(327)

Total other revenues	148,961	135,002	204,978	13,959	(69,976)

Benefits, losses and expenses
Commissions	(2)	—	223	(2)	(223)
Other operating expenses	44,598	60,535	57,122	(15,937)	3,413

Total benefits, losses and expenses	44,596	60,535	57,345	(15,939)	3,190

Income before other items and federal income taxes	$104,365	$74,467	$147,633	$29,898	$(73,166)

Earnings increased during 2015 compared to 2014 primarily due to a decrease in operating expenses and an increase in realized investment gains. The increase in realized investment gains is attributable to the sale of equity securities and the first quarter 2015 sale of investment real estate property. Earnings decreased during 2014 compared to 2013 primarily due to lower realized investment gains. The decrease in realized gains is attributable to lower gains on equity securities and less real estate sale activity.

The Corporate and Other business segment recorded other-than-temporary impairments of $27.9 million, $6.6 million, and $4.6 million in 2015, 2014, and 2013, respectively, which are in “Realized investment gains, net.”

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2015		December 31, 2014
Bonds held-to-maturity, at amortized cost	$7,609,420	38.6%	$8,225,050	42.0%
Bonds available-for-sale, at fair value	5,483,916	27.8	4,921,807	25.2
Equity securities, at fair value	1,514,979	7.7	1,516,978	7.8
Mortgage loans, net of allowance	3,483,280	17.7	3,359,586	17.2
Policy loans	407,491	2.1	405,979	2.1
Investment real estate, net of accumulated depreciation	581,255	2.9	479,062	2.4
Short-term investments	460,612	2.3	431,000	2.2
Other invested assets	173,042	0.9	220,255	1.1

Total investments	$19,713,995	100.0%	$19,559,717	100.0%

The increase in our total investments at December 31, 2015 compared to 2014 was primarily a result of the purchase of bonds available-for-sale and increased mortgage loan activity.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2015, our fixed maturity securities had an estimated fair value of $13.2 billion, which was $0.2 billion, or 1.6%, above amortized cost. At December 31, 2014, our fixed maturity securities had an estimated fair value of $13.6 billion, which was $0.7 billion, or 5.1%, above amortized cost. Fixed maturity securities’ estimated fair value, due in one year or less, decreased from $1.3 billion as of December 31, 2014 to $0.5 billion as of December 31, 2015, primarily as a result of maturities.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	December 31, 2015			December 31, 2014
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$681,918	$720,175	5.4	$637,613	$676,728	5.0
AA	1,522,300	1,591,496	12.0	1,647,110	1,733,484	12.8
A	4,672,994	4,828,340	36.5	5,060,934	5,348,438	39.4
BBB	5,731,158	5,732,961	43.3	5,121,394	5,363,342	39.5
BB and below	428,881	366,497	2.8	452,715	452,728	3.3

Total	$13,037,251	$13,239,469	100.0	$12,919,766	$13,574,720	100.0

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.4% and 4.9% at December 31, 2015 and 2014, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	% of Fair Value
December 31, 2015
Common stock	$794,839	$718,225	$(22,035)	$1,491,029	98.4
Preferred stock	15,987	7,964	(1)	23,950	1.6

Total	$810,826	$726,189	$(22,036)	$1,514,979	100.0

December 31, 2014
Common stock	$719,651	$774,650	$(7,176)	$1,487,125	98.0
Preferred stock	19,733	10,121	(1)	29,853	2.0

Total	$739,384	$784,771	$(7,177)	$1,516,978	100.0

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

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of December 31, 2015, we had $407.5 million in policy loans with a loan to surrender value of 61.3%, and at December 31, 2014, we had $406.0 million in policy loans with a loan to surrender value of 57.6%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $98.0 million during 2015 primarily from decreased interest rates on bonds and a $61.2 million decrease in option income due to lower gains on the S&P index. Net investment income decreased $84.0 million during 2014 primarily from decreased interest rates on bonds and mortgage loans of $52.8 million, from decreased option income of $31.2 million due to smaller gains on the S&P 500 index and decreased other invested asset income of $3.9 million due to fewer joint venture dispositions.

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

Net realized gains increased $39.3 million during 2015 compared to 2014 due to the sale of equity securities. Net realized gains decreased $76.1 million during 2014 compared to 2013 primarily as a result of very strong markets for the type and location of investment real estate sold in 2013. Other-than-temporary impairment on investment securities increased $21.3 million during 2015 compared to 2014 primarily relating to equity securities in the energy and utility sectors. Other-than-temporary impairment on investment securities increased $2.1 million during 2014 compared to 2013.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at December 31, 2015 and 2014 were $0.76 billion and $1.01 billion, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains of available-for-sale securities decreased $137.9 million to $891.7 million during 2015, resulting from decreases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities changed unfavorably by $106.5 million, going from $24.9 million at December 31, 2014 to $131.4 million at December 31, 2015. The gross unrealized gains of held-to-maturity securities decreased $170.8 million to $306.0 million and gross unrealized losses increased from $48.9 million in 2014 to $159.8 million in 2015.

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

Changes in interest rates during 2015 and market expectations for potentially higher rates through 2016, although recently tempered due to economic uncertainty, may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Freezing our defined benefit pension plans will lessen the impact of changes in interest rates on our contributions to these plans. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that would have a significant impact to cash flows from operations.

Funds received as premium payments and deposits are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary.

Our cash and cash equivalents and short-term investment position increased from $640.5 million at December 31, 2014 to $650.8 million at December 31, 2015. The increase relates to an increase in short term investments partially offset by a decrease in cash and cash equivalents as we look to minimize purchases of long term bonds beyond those needed to manage our longer term life and annuity related policyholder liabilities.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,099,662	$3,936,781	$3,774,153
AOCI	352,620	490,782	413,712

Total American National stockholders’ equity	$4,452,282	$4,427,563	$4,187,865

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $34.7 million and $15.0 million at December 31, 2015 and 2014, respectively.

The changes in our capital resources are summarized below (in thousands):

	December 31,
	2015			2014
	Capital and Retained Earnings	AOCI	Total	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$242,988	$—	$242,988	$245,335	$—	$245,335
Dividends to shareholders	(84,446)	—	(84,446)	(82,805)	—	(82,805)
Increase (Decrease) in net unrealized gains	—	(114,717)	(114,717)	—	110,214	110,214
Defined benefit pension plan adjustment	—	(21,815)	(21,815)	—	(32,190)	(32,190)
Foreign currency transaction and translation adjustment	—	(1,630)	(1,630)	—	(954)	(954)
Other	4,339	—	4,339	98	—	98

Total	$162,881	$(138,162)	$24,719	$162,628	$77,070	$239,698

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2015 and December 31, 2014, American National Insurance Company’s statutory capital and surplus was $2,925,935,000 and $2,879,154,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2015 and December 31, 2014, substantially above 200% of the authorized control level.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Life insurance obligations(1)	$5,373,949	$(9,262)	$110,275	$278,938	$4,993,998
Annuity obligations(1)	12,656,206	1,374,313	3,191,706	2,455,553	5,634,634
Property and casualty insurance obligations(2)	873,737	408,311	311,293	105,545	48,588
Accident and health insurance obligations(3)	269,594	155,171	34,651	18,095	61,677
Purchase obligations
Commitments to purchase and fund investments	117,773	81,702	36,071	—	—
Mortgage loan commitments	586,925	410,379	176,546	—	—
Operating leases	4,932	1,706	2,199	597	430
Defined benefit pension plans(4)	114,704	16,907	21,654	21,229	54,914
Notes payable(5)	128,436	31,410	800	—	96,226

Total	$20,126,256	$2,470,637	$3,885,195	$2,879,957	$10,890,467

(1)	Life and annuity obligations include undiscounted estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and annuity contracts. All amounts are gross of any reinsurance recoverable. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in the liability for future policy benefits and policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included in the table since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year and are presented in the less than one-year category. All estimated cash payments are net of estimated future premiums on policies currently in-force net of future policyholder dividends payable. The participating policyholders’ share obligation included in other policyholder funds and the timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.
(2)	Includes case reserves for reported claims and reserves for IBNR with the timing of future payments based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.
(3)	Reflects estimated future claim payments for claims incurred based on mortality and morbidity assumptions that are consistent with historical claims experience. These are not discounted with interest and will exceed the liabilities recorded in reserves for future claim payment, which are discounted with interest. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments.
(4)	Estimated payments through continuing operations for benefit obligations of the non-qualified defined benefit pension plan. A liability has been established for the full amount of benefits accrued.
(5)	The estimated payments due by period for notes payable reflect the contractual maturities of principal for amounts borrowed by real estate joint ventures and collateralized by real-estate owned by the respective entity. American National’s liability is limited to its investment in the respective joint venture. See Note 6, Investment Real Estate, of the Notes to the Consolidated Financial Statements for additional details.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to a third-party marketing operation’s bank loans as discussed in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any loss related to these arrangements.

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

We emphasize prudent risk management throughout all our operations. Our enterprise risk management procedures help us to identify, prioritize and manage various risks including market risk. Under the leadership of our Board of Directors and Corporate Risk Officer, we have instituted a framework based on the principles of enterprise risk management to provide reasonable assurance regarding the achievement of our strategic objectives. Related activities include:

•	Identifying evolving and potential risks and events that may affect us;

•	managing risks within our risk profile;

•	appropriate escalation of risks and disclosure of any risk limit breaches within the enterprise, along with the correction method if appropriate;

•	tracking actual risk levels against predetermined thresholds; and

•	monitoring of capital adequacy.

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

As a part of the ALM process, we have asset portfolios for each major line of business, which represent the investment strategies used to fund liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these ALM strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our ALM goals and objectives. Our Finance Committee also reviews the risks associated with evaluation of alternate investment strategies and the specific investments made to support our business and for consistency with our overall investment strategy.

Interest Rate Risk

Interest rate risk is the risk that the value of our interest sensitive assets or liabilities will change with changes in market interest rates. The fair market value of fixed maturity securities is inversely related to changes in market interest rates. As interest rates fall, the cash flow from the interest coupon and dividend streams of existing fixed rate investments become more valuable and thus, market values of fixed maturity securities rise. As interest rates rise, the reverse occurs and the market value of fixed maturity securities falls.

The carrying values of our investment in fixed maturity securities, which comprise 66.4% of our portfolio, are summarized below (in thousands):

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Bonds held-to-maturity	$7,609,420	58.1%	$8,225,050	62.6%
Bonds available-for-sale	5,483,916	41.9	4,921,807	37.4
Net unrealized gains on available-for-sale bonds	56,085	1.0	227,091	4.6

The decrease in the unrealized gains on available-for-sale bonds was primarily the result of an increase in unrealized losses on corporate debt securities. Information regarding our unrealized gains or losses is disclosed in Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources section of the MD&A.

Our mortgage loans also have interest rate risk. As of December 31, 2015, these mortgage loans have fixed rates ranging from 4.0% to 9.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.

Rising interest rates can cause increases in policy loans associated with life insurance policies and surrenders relating to life insurance or annuities. Policyholders may move their assets into new products offering higher rates if there were sudden or significant changes in interest rates. We may have to sell assets earlier than anticipated to pay for these withdrawals. Our life insurance and annuity product designs reduce the financial impact of early surrenders through the use of restriction on withdrawal, surrender charges and market value adjustment features. ALM guidelines, including duration targets and asset allocation tolerances, help ensure this risk is managed within the constraints of established criteria. Consistent monitoring of and periodic changes to our product pricing help us to better match the duration of assets and liabilities.

Falling interest rates can have an adverse impact on our asset accumulation investment products, such as our fixed deferred annuity business. We aim to manage interest margins, which are the differences between yields on investments supporting our liabilities and amounts credited to policyholder account balances. As investment portfolio yields decline, we can reduce crediting rates on products, to a limit defined by contractual minimum guarantees. Due to these contractual minimums, declines in interest rates can ultimately impact the profitability of this business. As of December 31, 2015, of our $8.9 billion in deferred annuities, $90.6 million have guaranteed minimum rates greater than or equal to 3.5% with no guarantees greater than 4.5%.

The profitability of some of our products could be adversely affected by declining or persistently low interest rates. Assuming investment yields remain at 2015 levels, the impact of investing in that lower interest rate environment would have a minimal impact in 2016 and could reduce profit by $0.8 million in 2017 and $4.5 million in 2018. In projecting this impact, we modeled projected crediting rates, considering interest spread targets and crediting rate floors.

Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase (Decrease) in Market Value Given an Interest rate
	Increase (Decrease) of X Basis Points
	(100)	(50)	50	100
December 31, 2015	$652,006	$321,689	$(315,117)	$(622,712)
December 31, 2014	$660,798	$326,441	$(317,224)	$(626,963)

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

Equity Risk

Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. At December 31, 2015, we held approximately $1.5 billion of equity investments, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We mitigate our equity risk by diversification of the investment portfolio.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Insurance Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited American National Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American National Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of American National Insurance Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the related financial statement schedules I-V, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 29, 2016

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,
	2015	2014
		(As Adjusted)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,755,553 and $8,652,913)	$7,609,420	$8,225,050
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,427,831 and $4,694,716)	5,483,916	4,921,807
Equity securities, at fair value (Cost $810,826 and $739,384)	1,514,979	1,516,978
Mortgage loans on real estate, net of allowance	3,483,280	3,359,586
Policy loans	407,491	405,979
Investment real estate, net of accumulated depreciation of $212,139 and $193,611	581,255	479,062
Short-term investments	460,612	431,000
Other invested assets	173,042	220,255

Total investments	19,713,995	19,559,717

Cash and cash equivalents	190,237	209,455
Investments in unconsolidated affiliates	379,348	311,779
Accrued investment income	177,474	185,943
Reinsurance recoverables	413,881	428,654
Prepaid reinsurance premiums	77,907	56,019
Premiums due and other receivables	285,446	280,587
Deferred policy acquisition costs	1,324,669	1,253,544
Property and equipment, net	120,680	110,794
Current tax receivable	4,091	8,669
Other assets	140,788	137,856
Separate account assets	918,446	1,001,515

Total assets	$23,746,962	$23,544,532

LIABILITIES
Future policy benefits
Life	$2,853,962	$2,770,232
Annuity	1,113,057	1,006,748
Accident and health	65,034	58,364
Policyholders’ account balances	10,829,173	10,781,285
Policy and contract claims	1,280,011	1,297,708
Unearned premium reserve	812,977	755,051
Other policyholder funds	305,836	291,775
Liability for retirement benefits	207,635	195,712
Notes payable	128,436	108,177
Deferred tax liabilities, net	219,295	287,175
Other liabilities	550,629	550,843
Separate account liabilities	918,446	1,001,515

Total liabilities	19,284,491	19,104,585

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449, Outstanding 26,894,456 and 26,871,942 shares	30,832	30,832
Additional paid-in capital	13,689	9,248
Accumulated other comprehensive income	352,620	490,782
Retained earnings	4,157,184	3,998,642
Treasury stock, at cost	(102,043)	(101,941)

Total American National stockholders’ equity	4,452,282	4,427,563
Noncontrolling interest	10,189	12,384

Total stockholders’ equity	4,462,471	4,439,947

Total liabilities and stockholders’ equity	$23,746,962	$23,544,532

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
PREMIUMS AND OTHER REVENUE
Premiums
Life	$305,350	$307,771	$293,173
Annuity	183,125	190,357	155,162
Accident and health	196,777	216,868	212,931
Property and casualty	1,153,267	1,100,975	1,074,260
Other policy revenues	250,265	224,254	210,224
Net investment income	834,831	932,858	1,016,810
Net realized investment gains	87,385	48,062	124,144
Other-than-temporary impairments	(27,942)	(6,640)	(4,591)
Other income	34,397	36,085	37,097

Total premiums and other revenues	3,017,455	3,050,590	3,119,210

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	386,785	351,271	345,566
Annuity	230,221	234,173	193,840
Claims incurred
Accident and health	146,805	144,799	139,762
Property and casualty	776,562	745,540	746,636
Interest credited to policyholders’ account balances	293,464	353,492	426,102
Commissions for acquiring and servicing policies	425,338	397,126	371,948
Other operating expenses	501,377	485,865	503,051
Change in deferred policy acquisition costs	(11,785)	9,578	29,835

Total benefits, losses and expenses	2,748,767	2,721,844	2,756,740

Income before federal income tax and equity in earnings of unconsolidated affiliates	268,688	328,746	362,470

Less: Provision for federal income taxes
Current	93,979	77,547	73,798
Deferred	9,741	19,067	34,277

Total provision for federal income taxes	103,720	96,614	108,075
Equity in earnings of unconsolidated affiliates	77,408	14,694	16,019

Net income	242,376	246,826	270,414
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(612)	1,491	3,933

Net income attributable to American National	$242,988	$245,335	$266,481

Amounts available to American National common stockholders
Earnings per share
Basic	$9.04	$9.15	$9.95
Diluted	9.02	9.11	9.90
Cash dividends to common stockholders	3.14	3.08	3.08
Weighted average common shares outstanding	26,876,522	26,802,841	26,791,900
Weighted average common shares outstanding and dilutive potential common shares	26,950,066	26,918,670	26,914,591

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Net income	$242,376	$246,826	$270,414

Other comprehensive income (loss), net of tax
Change in net unrealized gain (losses) on securities	(114,717)	110,214	87,095
Foreign currency transaction and translation adjustments	(1,630)	(954)	(512)
Defined benefit pension plan adjustment	(21,815)	(32,190)	85,119

Other comprehensive income (loss), net of tax	(138,162)	77,070	171,702

Total comprehensive income	104,214	323,896	442,116
Less: Comprehensive income (loss) attributable to noncontrolling interest	(612)	1,491	3,933

Total comprehensive income attributable to American National	$104,826	$322,405	$438,183

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Years ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Common Stock
Balance at beginning and end of the period	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	9,248	4,650	—
Reissuance of treasury shares	2,129	1,635	3,025
Income tax effect from restricted stock arrangement	1,165	—	80
Amortization of restricted stock	1,147	2,963	1,545

Balance at end of the period	13,689	9,248	4,650

Accumulated Other Comprehensive Income
Balance as of January 1,	490,782	413,712	242,010
Other comprehensive income (loss)	(138,162)	77,070	171,702

Balance at end of the period	352,620	490,782	413,712

Retained Earnings
Balance as of January 1,	3,998,642	3,836,112	3,652,462
Net income attributable to American National	242,988	245,335	266,481
Cash dividends to common stockholders	(84,446)	(82,805)	(82,831)

Balance at end of the period	4,157,184	3,998,642	3,836,112

Treasury Stock
Balance as of January 1,	(101,941)	(97,441)	(98,286)
Reissuance (purchase) of treasury shares	(102)	(4,500)	845

Balance at end of the period	(102,043)	(101,941)	(97,441)

Noncontrolling Interest
Balance as of January 1,	12,384	12,757	11,491
Contributions	1,859	981	483
Distributions	(3,442)	(2,845)	(3,150)
Net income (loss) attributable to noncontrolling interest	(612)	1,491	3,933

Balance at end of the period	10,189	12,384	12,757

Total Stockholders’ Equity	$4,462,471	$4,439,947	$4,200,622

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
OPERATING ACTIVITIES
Net income	$242,376	$246,826	$270,414
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(87,385)	(48,062)	(124,144)
Other-than-temporary impairments	27,942	6,640	4,591
Amortization of premiums, discounts and loan origination fees	2,701	7,294	6,052
Net capitalized interest on policy loans and mortgage loans	(31,360)	(32,122)	(28,060)
Depreciation	40,573	38,414	31,176
Interest credited to policyholders’ account balances	293,464	353,492	426,102
Charges to policyholders’ account balances	(250,265)	(224,254)	(210,224)
Deferred federal income tax expense	9,741	19,067	34,277
Equity in earnings of unconsolidated affiliates	(77,408)	(14,694)	(16,019)
Distributions from equity method investments	819	5,186	20,718
Changes in
Policyholder liabilities	259,645	200,718	96,435
Deferred policy acquisition costs	(11,785)	9,578	29,835
Reinsurance recoverables	14,773	(13,911)	4,000
Premiums due and other receivables	(5,512)	(1,184)	3,517
Prepaid reinsurance premiums	(21,887)	1,850	(1,043)
Accrued investment income	8,470	8,887	12,484
Current tax receivable/payable	4,578	9,838	(3,929)
Liability for retirement benefits	(31,435)	(19,084)	8,763
Other, net	(8,587)	2,306	(19,837)

Net cash provided by operating activities	379,458	556,785	545,108

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	1,150,650	661,125	1,619,721
Available-for-sale securities	574,391	910,691	914,813
Investment real estate	19,788	63,030	84,371
Mortgage loans	836,443	606,738	758,677
Policy loans	56,773	55,542	58,460
Other invested assets	71,564	40,882	13,975
Disposals of property and equipment	4,681	11,269	553
Distributions from unconsolidated affiliates	130,742	41,779	25,055
Payment for the purchase/origination of
Held-to-maturity securities	(525,950)	(439,422)	(1,087,447)
Available-for-sale securities	(1,343,795)	(1,044,602)	(1,057,004)
Investment real estate	(106,255)	(51,699)	(45,345)
Mortgage loans	(962,267)	(668,073)	(914,740)
Policy loans	(26,459)	(29,093)	(26,623)
Other invested assets	(38,101)	(27,705)	(18,443)
Additions to property and equipment	(32,596)	(31,951)	(25,583)
Contributions to unconsolidated affiliates	(132,004)	(12,560)	(122,512)
Change in short-term investments	(29,612)	64,386	(182,300)
Other, net	14,412	4,331	(1,336)

Net cash provided by (used in) investing activities	(337,595)	154,668	(5,708)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,405,350	1,002,420	895,227
Policyholders’ account withdrawals	(1,400,661)	(1,532,023)	(1,484,656)
Change in notes payable	20,259	(5,672)	(49,535)
Dividends to stockholders	(84,446)	(82,805)	(82,831)
Payments to noncontrolling interest	(1,583)	(1,864)	(2,667)

Net cash used in financing activities	(61,081)	(619,944)	(724,462)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,218)	91,509	(185,062)
Beginning of the period	209,455	117,946	303,008

End of the period	$190,237	$209,455	$117,946

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

Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses, and allowances. Accretion of discounts is recorded using the effective yield method. Interest income, prepayment fees and accretion of discounts and origination fees are reported in “Net investment income” in the consolidated statements of operations. Interest income earned on impaired and non-impaired loans is accrued on the principal amount of the loan based on contractual interest rate. However, interest ceases to accrue for loans on which interest is more than 90 days past due, when the collection of interest is not probable or when a loan is in foreclosure. Income on past due loans is reported on a cash basis. When a loan becomes current, it is placed back into accrual status. Cash receipts on impaired loans are recorded as a reduction of principal, interest income, expense reimbursement or other manner in accordance with the loan agreement. Gains and losses from the sale of loans and changes in allowances are reported in “Net realized investment gains” in the consolidated statements of operations.

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

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

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

Real Estate Joint Ventures and Other Limited Partnership Interests—In which the Company has more than a minor interest or influence over the investee’s operations, but it does not have a controlling interest and is not the primary beneficiary, are accounted for using the equity method. These investments are reported as “Investments in unconsolidated affiliates” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a lag methodology of one to three months when timely financial information is not available and the contractual right does not exist to receive such financial information. In addition to the investees’ impairment analysis of its underlying investments, American National routinely evaluates its investments in those investees for impairments. American National considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, American National recognizes its share within “Equity in earnings (losses) of unconsolidated affiliates” to record the investment at its fair value. When an impairment results from American National’s separate analysis, an adjustment is made through “Net realized investment gains ” to record the investment at its fair value.

Short-term investments comprised of commercial paper, are carried at amortized cost, which approximates fair value.

Other invested assets comprised primarily of tax credit partnerships, CAPCO investments, mineral rights and limited liability interests, are carried at cost, less allowance for depletion, where applicable. Other invested assets also include equity-indexed options which are carried at fair value. Impairments for other invested assets are considered on an individual basis.

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

Impairments are evaluated quarterly and where management believes that the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded.

All fixed maturity securities with unrealized losses are assessed to determine if the creditworthiness of any of those securities has deteriorated to a point where its carrying value will not be realized at maturity. For fixed maturity securities at December 31, 2015, the unrealized losses on fixed maturity securities that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to these securities at December 31, 2015.

For all fixed maturity securities in unrealized loss positions which American National does not intend to sell and for which it is not more-likely-than-not that it will be required to sell before its anticipated recovery, American National assesses whether the amortized cost basis of securities will be recovered by comparing the net present value of the expected cash flows from those securities with its amortized cost basis. Management estimates the expected cash flows using historical experience information as well as market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. The net present value of the expected cash flows from fixed maturity securities is calculated by discounting management’s best estimate of expected cash flows at the effective interest rate implicit in the fixed maturity security when acquired. If the net present value of the expected cash flows is less than the amortized cost, an OTTI has occurred in the form of a credit loss. The credit loss is recognized in earnings in the amount of excess amortized cost over the net present value of the expected cash flows. If the fair value is less than the net present value of its expected cash flows at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) for the difference between the fair value and the net present value of the expected cash flows.

After the recognition of an OTTI, fixed maturity securities are accounted for as if they had been purchased on the OTTI measurement date, with a cost basis equal to their previous amortized cost less the related OTTI losses recognized in earnings. The new cost basis of an other-than-temporarily impaired security is not adjusted for subsequent increases in estimated fair value. Should there be a significant increase in the estimate of cash flows expected to be collected from previously impaired securities, the increase would be accounted for prospectively by accreting it as interest income over its remaining life.

American National evaluates quarterly all equity securities in unrealized loss positions and recognizes an OTTI loss on those where a market price recovery is not expected in a reasonable period of time. All equity securities with unrealized losses are also evaluated for credit quality. OTTI is recognized if management believes the carrying value of securities will not be realized, regardless of the length of time that they have had an unrealized loss.

Derivative instruments are purchased as hedges of a recognized asset or liability, and are recorded in the consolidated statements of financial position at fair value. The change in fair value of derivative assets and liabilities is reported in the consolidated statements of operations as “Net investment income” and “Interest credited to policyholder’ account balances,” respectively. American National does not apply hedge accounting treatment to its derivative instruments.

Cash and cash equivalents include cash on-hand and in banks, as well as amounts invested in money market funds and are reported as “Cash and cash equivalents” in the consolidated statements of financial position.

Property and equipment consist of buildings occupied by American National, data processing equipment, and furniture and equipment, which are carried at cost, less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets (3 to 50 years).

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

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

DAC associated with property and casualty business is amortized over the coverage period of the related policies, in relation to premium earned.

For short-duration and long-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in assessing the recoverability of DAC for short-duration contracts.

Liabilities for future policy benefits for traditional products have been provided on a net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time policies were issued. Estimates are based on historical experience, adjusted for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from existing assumptions, the estimates are revised for current and future issues.

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

Reinsurance—Reinsurance recoverables are estimated amounts due to American National from reinsurers related to paid and unpaid ceded claims and CAE and are presented net of a reserve for collectability. Recoveries of gross ultimate losses are estimated by a review of individual large claims and the ceded portion of IBNR using assumed distribution of loss by percentage retained. The most significant assumption is the average size of the individual losses for those claims that have occurred but have not yet been reported. The ultimate amount of the reinsurance ceded recoverable is unknown until all losses settle.

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

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

Premiums, benefits, claims incurred and expenses

Traditional ordinary life and health premiums are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the term of the insurance contracts.

Annuity premiums received on limited-pay and supplemental annuity contracts involving a significant life contingency are recognized as revenue when due. Deferred annuity premiums are recorded as deposits rather than recognized as revenue. Revenues from deferred annuity contracts are principally surrender charges and, in the case of variable annuities, administrative fees assessed to contractholders.

Universal life and single premium whole life revenues represent amounts assessed to policyholders including mortality charges, surrender charges actually paid and earned policy service fees. Amounts included in expenses are benefits in excess of account balances returned to policyholders.

Property and casualty premiums are recognized as revenue proportionately over the contract period, net of reinsurance ceded. Claims incurred consist of claims and CAE paid and the change in reserves, net of reinsurance received and recoverable.

Participating insurance policies

Participating business comprised approximately 6.7% of the life insurance in-force at December 31, 2015 and 19.6% of life premiums in 2015. Of the total participating business, 77.8% was written by Farm Family Life Insurance Company (“Farm Family Life”). For the participating business excluding Farm Family Life, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.

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

Federal income taxes

American National files a consolidated life and non-life federal income tax return. Certain subsidiaries that are consolidated for financial reporting are not eligible to be included in the consolidated federal income tax return; accordingly, they file separate returns.

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

Deferred federal income tax assets and liabilities are recognized to reflect the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.

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

Interest and penalties assessed, if applicable, are classified as current federal income taxes in the consolidated statements of operations.

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

American National uses a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. To determine the expected long-term rate of return on plan assets, a building-block method is used. The expected rate of return on each asset is broken down into inflation, the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate). Using this approach, the calculated return will fluctuate from year to year; however, it is American National’s policy to hold this long-term assumption relatively constant.

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

Restricted Stock (“RS”) equity and compensation cost is based on the fair value of the underlying stock at grant date. The compensation cost accrued is included in “Additional paid-in capital” in the consolidated statements of financial position.

Restricted Stock Units (“RSU”) provides the recipients of the awards the option to settle vested RSUs in either cash or American National common stock. Effective December 31, 2012, American National’s Board Compensation Committee modified the settlement provision within the outstanding restricted stock units, which changed the RSU classification from an equity to a liability award. The liability is remeasured each reporting period through the vesting date and is adjusted for changes in fair value. The compensation liability related to the RSUs is included in “Other Liabilities” in the consolidated statements of financial position.

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

Litigation contingencies

Existing and potential litigation is reviewed quarterly to determine if any adjustments to liabilities for possible losses are necessary. Reserves for losses are established whenever they are probable and estimable. If no one estimate within the range of possible losses is more probable than any other, a reserve is recorded based on the lowest amount of the range.

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The new standard allows a proportional amortization approach and treats the net investment performance as a component of income tax expense. Previously, these investments were accounted for under the equity method that records changes to investment value as a component of investment income and generates a deferred tax balance until the investment terminates. American National adopted this standard effective January 1, 2015, with retrospective adoption as of January 1, 2013. Upon adoption, the opening balance of stockholders’ equity was reduced by $818,000 at January 1, 2013.

Financial statement amounts previously reported were revised as shown below (in thousands):

	As of December 31, 2014
	As Reported	As Adjusted	Effect of Change
Investment in unconsolidated affiliates	$319,283	$311,779	$(7,504)
Deferred tax liabilities, net	290,112	287,175	(2,937)
Retained earnings	4,003,209	3,998,642	(4,567)

	As Reported	As Adjusted	Effect of Change
Year ended December 31, 2014
Provision for federal income taxes, current	$72,327	$77,547	$5,220
Provision for federal income taxes, deferred	19,704	19,067	(637)
Equity in earnings of unconsolidated affiliates	11,969	14,694	2,725
Net Income attributable to American National	247,193	245,335	(1,858)

Year ended December 31, 2013
Provision for federal income taxes, current	$64,928	$73,798	$8,870
Provision for federal income taxes, deferred	34,713	34,277	(436)
Equity in earnings of unconsolidated affiliates	9,476	16,019	6,543
Net Income attributable to American National	268,372	266,481	(1,891)

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

American National’s investments in Qualified Affordable Housing Projects were $42,097,000 and $32,778,000 as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, American National recognized tax credits and other tax benefits of $8,872,000 and $7,817,000, respectively, and amortized cost of $7,480,000 and $6,378,000, relating to these investments. At December 31, 2015 American National had commitments to provide additional funding to these investments during the following fiscal years as follows (in thousands):

Expected year of payment	2016	2017	2018	2019	2020	Total
Equity commitments	$10,247	1,064	626	1,385	—	$13,322

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in U.S. GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. In August 2015, the effective date of the guidance was deferred one year and is now effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company is evaluating the impact of adoption, which is not expected to be material to the Company’s financial statements.

In February 2015, the FASB issued guidance amending the consolidation analysis. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. The guidance eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. The amended guidance is effective for reporting periods beginning after December 15, 2015. The impact of the adoption is not expected to be material to the Company’s financial statements.

In May 2015, the FASB issued guidance to expand the disclosures an insurance entity would provide about its short duration contracts. The disclosure about the liability for unpaid claims and claim adjustment expenses is intended to increase the transparency of significant estimates made in the measuring of those liabilities. It is also intended to provide insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The amended guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim reporting periods beginning after December 15, 2016. The guidance affects disclosures only and will not impact the Company’s results of operations or financial position.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$324,643	$22,318	$(444)	$346,517
Foreign governments	4,101	867	—	4,968
Corporate debt securities	6,985,844	263,927	(158,101)	7,091,670
Residential mortgage-backed securities	277,135	18,351	(1,286)	294,200
Collateralized debt securities	1,924	100	—	2,024
Other debt securities	15,773	401	—	16,174

Total bonds held-to-maturity	7,609,420	305,964	(159,831)	7,755,553

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,024	702	(34)	24,692
U.S. states and political subdivisions	933,958	39,808	(1,275)	972,491
Foreign governments	5,000	1,733	—	6,733
Corporate debt securities	4,431,765	120,471	(107,614)	4,444,622
Residential mortgage-backed securities	25,629	2,155	(420)	27,364
Collateralized debt securities	7,455	629	(70)	8,014

Total bonds available-for-sale	5,427,831	165,498	(109,413)	5,483,916

Equity securities
Common stock	794,839	718,225	(22,035)	1,491,029
Preferred stock	15,987	7,964	(1)	23,950

Total equity securities	810,826	726,189	(22,036)	1,514,979

Total investments in securities	$13,848,077	$1,197,651	$(291,280)	$14,754,448

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$323,053	$26,800	$(93)	$349,760
Foreign governments	29,130	1,293	—	30,423
Corporate debt securities	7,517,195	424,845	(47,315)	7,894,725
Residential mortgage-backed securities	336,853	22,317	(1,535)	357,635
Collateralized debt securities	2,232	238	—	2,470
Other debt securities	16,587	1,313	—	17,900

Total bonds held-to-maturity	8,225,050	476,806	(48,943)	8,652,913

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	22,415	825	(7)	23,233
U.S. states and political subdivisions	802,846	36,151	(1,381)	837,616
Foreign governments	5,000	2,021	—	7,021
Corporate debt securities	3,812,771	203,048	(15,770)	4,000,049
Residential mortgage-backed securities	40,988	1,903	(492)	42,399
Collateralized debt securities	10,696	863	(70)	11,489

Total bonds available-for-sale	4,694,716	244,811	(17,720)	4,921,807

Equity securities
Common stock	719,651	774,650	(7,176)	1,487,125
Preferred stock	19,733	10,121	(1)	29,853

Total equity securities	739,384	784,771	(7,177)	1,516,978

Total investments in securities	$13,659,150	$1,506,388	$(73,840)	$15,091,698

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2015
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$253,733	$257,904	$259,630	$261,111
Due after one year through five years	2,753,119	2,911,920	1,103,407	1,158,800
Due after five years through ten years	4,275,052	4,243,409	3,468,145	3,445,337
Due after ten years	321,666	337,270	591,649	613,680
Without single maturity date	5,850	5,050	5,000	4,988

Total	$7,609,420	$7,755,553	$5,427,831	$5,483,916

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Proceeds from sales of available-for-sale securities	$86,793	$184,918	$228,159
Gross realized gains	34,434	38,301	43,263
Gross realized losses	(592)	(3,635)	(3,413)

Gains and losses are determined using specific identification of the securities sold. During 2015 and 2014, bonds with a carrying value of $171,000 and $44,781,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ creditworthiness became evident. An unrealized loss of $53,000 and an unrealized gain of $1,301,000 were established in 2015 and 2014, respectively following the transfer at fair value.

In accordance with various regulations, American National had bonds on deposit with regulating authorities with a carrying value of $51,877,000 and $51,767,000 at December 31, 2015 and 2014, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $77,360,000 and $65,331,000 at December 31, 2015 and 2014, respectively.

Note 4 – Investment in Securities – (Continued)

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Bonds available-for-sale	$(171,006)	$83,809	$(205,827)
Equity securities	(73,441)	108,066	282,668

Change in net unrealized gains (losses) on securities during the year	(244,447)	191,875	76,841
Adjustments for
Deferred policy acquisition costs	59,340	(14,611)	59,893
Participating policyholders’ interest	8,646	(9,046)	(2,300)
Deferred federal income tax benefit (expense)	61,744	(58,004)	(47,339)

Change in net unrealized gains (losses) on securities, net of tax	$(114,717)	$110,214	$87,095

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	December 31, 2015
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(444)	$19,412	$—	$—	$(444)	$19,412
Corporate debt securities	(93,285)	1,912,178	(64,816)	283,469	(158,101)	2,195,647
Residential mortgage-backed securities	(449)	21,275	(837)	14,721	(1,286)	35,996

Total bonds held-to-maturity	(94,178)	1,952,865	(65,653)	298,190	(159,831)	2,251,055

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(34)	18,802	—	—	(34)	18,802
U.S. states and political subdivisions	(1,223)	80,807	(52)	2,569	(1,275)	83,376
Corporate debt securities	(81,638)	1,796,357	(25,976)	90,784	(107,614)	1,887,141
Residential mortgage-backed securities	(228)	15,273	(192)	4,984	(420)	20,257
Collateralized debt securities	(66)	2,115	(4)	253	(70)	2,368

Total bonds available-for-sale	(83,189)	1,913,354	(26,224)	98,590	(109,413)	2,011,944

Equity securities
Common stock	(22,035)	136,694	—	—	(22,035)	136,694
Preferred stock	—	—	(1)	—	(1)	—

Total equity securities	(22,035)	136,694	(1)	—	(22,036)	136,694

Total	$(199,402)	$4,002,913	$(91,878)	$396,780	$(291,280)	$4,399,693

Note 4 – Investment in Securities – (Continued)

	December 31, 2014
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$3,388	$(56)	$2,465	$(93)	$5,853
Corporate debt securities	(20,575)	523,766	(26,740)	662,362	(47,315)	1,186,128
Residential mortgage-backed securities	(232)	12,186	(1,303)	31,163	(1,535)	43,349

Total bonds held-to-maturity	(20,844)	539,340	(28,099)	695,990	(48,943)	1,235,330

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(7)	14,552	—	—	(7)	14,552
U.S. states and political subdivisions	(166)	27,719	(1,215)	78,851	(1,381)	106,570
Corporate debt securities	(8,852)	384,451	(6,918)	288,808	(15,770)	673,259
Residential mortgage-backed securities	(170)	9,386	(322)	14,042	(492)	23,428
Collateralized debt securities	(63)	2,033	(7)	339	(70)	2,372

Total bonds available-for-sale	(9,258)	438,141	(8,462)	382,040	(17,720)	820,181

Equity securities
Common stock	(7,176)	43,907	—	—	(7,176)	43,907
Preferred stock	(1)	—	—	—	(1)	—

Total equity securities	(7,177)	43,907	—	—	(7,177)	43,907

Total	$(37,279)	$1,021,388	$(36,561)	$1,078,030	$(73,840)	$2,099,418

As of December 31, 2015, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Bonds distributed by credit quality rating, using both Standard & Poor’s and Moody’s ratings, are shown below:

	December 31,
	2015	2014
AAA	5.4%	5.0%
AA	12.0	12.8
A	36.5	39.4
BBB	43.3	39.5
BB and below	2.8	3.3

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	December 31,
	2015	2014
Consumer goods	20.5%	20.4%
Energy and utilities	10.3	13.3
Finance	20.0	19.1
Healthcare	14.6	14.0
Industrials	8.2	8.4
Information technology	17.8	16.2
Other	8.6	8.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location are as follows:

	December 31,
	2015	2014
East North Central	18.8%	19.4%
East South Central	4.8	5.0
Mountain	11.6	11.0
Pacific	10.7	10.8
South Atlantic	18.8	21.9
West South Central	29.0	24.9
Other	6.3	7.0

Total	100.0%	100.0%

During 2015, American National foreclosed on three loans with a recorded investment of $24,333,000, and one loan was in the process of foreclosure with a recorded investment of $2,450,000. Two loans were in the process of foreclosure with a recorded investment of $15,945,000 for the same period in 2014. American National sold one loan with a recorded investment of $2,702,000 resulting in a realized loss of $1,602,000 for the year ended December 31, 2015. No loans were sold in 2014.

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than	Total	Current	Total
	Past Due	Past Due	90 Days			Amount	Percent
December 31, 2015
Industrial	$—	$—	$—	$—	$704,426	$704,426	20.1
Office	—	5,883	2,450	8,333	1,252,484	1,260,817	36.1
Retail	19,088	—	—	19,088	583,810	602,898	17.2
Other	—	—	—	—	928,034	928,034	26.6

Total	$19,088	$5,883	$2,450	$27,421	$3,468,754	$3,496,175	100.0

Allowance for loan losses						(12,895)

Total, net of allowance						$3,483,280

December 31, 2014
Industrial	$—	$—	$—	$—	$702,541	$702,541	20.9
Office	—	—	19,327	19,327	1,201,833	1,221,160	36.1
Retail	—	—	—	—	615,813	615,813	18.1
Other	—	—	—	—	837,932	837,932	24.9

Total	$—	$—	$19,327	$19,327	$3,358,119	$3,377,446	100.0

Allowance for loan losses						(17,860)

Total, net of allowance						$3,359,586

Total mortgage loans are net of unamortized discounts of $452,000 and $658,000 and unamortized origination fees of $22,637,000 and $15,659,000 at December 31, 2015 and 2014, respectively. No unearned income is included in these amounts.

Note 5 – Mortgage Loans – (Continued)

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands):

	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment	Total
Balance at December 31, 2012	$11,519	$493	$12,012
Change in allowance	169	—	169

Balance at December 31, 2013	11,688	493	12,181

Change Due to Factor Development	127	—	127
Change in allowance	462	5,090	5,552

Balance at December 31, 2014	12,277	5,583	17,860

Change in allowance	(1,561)	(3,404)	(4,965)

Balance at December 31, 2015	$10,716	$2,179	$12,895

At December 31, 2015 and 2014, the recorded investment for loans collectively evaluated for impairment was $3,442,211,000 and $3,321,241,000, respectively. The recorded investment for loans individually evaluated for impairment was $53,964,000 and $56,205,000, respectively.

Note 5 – Mortgage Loans – (Continued)

Loans individually evaluated for impairment with and without an allowance recorded are shown below (in thousands):

	Years ended December 31,
	2015		2014		2013
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With an allowance
Office	$18,062	$1,342	$29,371	$2,203	$—	$—
Retail	—	—	—	—	493	—

Total	$18,062	$1,342	$29,371	$2,203	$493	$—

Without an allowance
Office	$28,765	$1,834	$27,019	$1,728	$12,444	$809
Industrial	—	—	2,721	146	2,773	180
Retail	8,856	540	—	—	1,673	103

Total	$37,621	$2,374	$29,740	$1,874	$16,890	$1,092

	December 31,
	2015		2014
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
With an allowance
Office	$16,168	$17,855	$26,563	$31,653
Retail	—	—	—	493

Total	$16,168	$17,855	$26,563	$32,146

Without an allowance
Office	$29,091	$29,091	$26,941	$26,941
Industrial	—	—	2,702	2,702
Retail	8,705	8,705	—	—

Total	$37,796	$37,796	$29,643	$29,643

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

Note 5 – Mortgage Loans – (Continued)

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of contracts):

	Years ended December 31,
	2015			2014
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification

Office	2	$12,211	$12,211	1	$6,432	$6,432

There are $882,000 of commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Investment Real Estate

Investment real estate by property-type and geographic distribution are as follows:

	December 31,
	2015	2014
Industrial	10.9%	13.0%
Office	38.1	25.0
Retail	37.0	44.1
Other	14.0	17.9

Total	100.0%	100.0%

	December 31,
	2015	2014
East North Central	11.4%	4.5%
East South Central	3.6	4.6
Mountain	12.6	9.6
Pacific	5.6	7.1
South Atlantic	10.1	12.2
West South Central	50.7	55.6
Other	6.0	6.4

Total	100.0%	100.0%

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

Note 6 – Investment Real Estate – (Continued)

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2015	2014
Investment real estate	$174,264	$140,032
Short-term investments	1	1
Cash and cash equivalents	3,855	2,495
Accrued investment income	557	683
Other receivables	8,101	7,999
Other assets	8,210	8,483

Total assets of consolidated VIEs	$194,988	$159,693

Notes payable	$128,436	$108,177
Other liabilities	19,436	8,954

Total liabilities of consolidated VIEs	$147,872	$117,131

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National Insurance Company relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $34,699,000 and $15,016,000 at December 31, 2015 and 2014, respectively. The total long-term portion of notes payable, $97,026,000, consists of three notes with the following interest rates: 4.0%, one note with adjusted LIBOR plus LIBOR margin, and one note at LIBOR. The long-term notes payable will mature beyond 5 years. The current portion of notes payable, $31,410,000, maturing in 2016, consists of two notes with the following interest: prime plus 0.5%, and a loan with adjusted LIBOR plus LIBOR margin.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	December 31,
	2015		2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$236,816	$236,816	$157,620	$157,620
Mortgage loans	212,228	212,228	172,408	172,408
Accrued investment income	661	661	721	721

As of December 31, 2015, no real estate investments were classified as held for sale.

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

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2015			2014
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value

Equity-indexed options	Other invested assets	419	$1,200,600	$123,007	436	$1,095,300	$189,449
Equity-indexed embedded derivative	Policyholders’ account balances	51,815	1,067,600	242,412	42,287	961,300	208,187

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Years ended December 31,
		2015	2014	2013
Equity-indexed options	Net investment income	$(9,103)	$52,071	$83,307
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	6,439	(32,071)	(67,177)

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Bonds	$558,837	$596,013	$631,561
Equity securities	36,314	35,324	30,668
Mortgage loans	204,913	204,499	221,773
Real estate	12,833	10,823	11,504
Options	(9,103)	52,071	83,307
Other invested assets	31,037	34,128	37,997

Total	$834,831	$932,858	$1,016,810

Realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Bonds	$16,300	$25,580	$25,577
Equity securities	60,485	22,089	35,322
Mortgage loans	(220)	(5,679)	834
Real estate	10,872	7,035	62,531
Other invested assets	(52)	(963)	(120)

Total	$87,385	$48,062	$124,144

Other-than-temporary impairment losses are shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Bonds	$(286)	$(41)	$—
Equity securities	(27,656)	(6,599)	(4,591)

Total	$(27,942)	$(6,640)	$(4,591)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,609,420	$7,755,553	$8,225,050	$8,652,913
Fixed maturity securities, bonds available-for-sale	5,483,916	5,483,916	4,921,807	4,921,807
Equity securities	1,514,979	1,514,979	1,516,978	1,516,978
Equity-indexed options	123,007	123,007	189,449	189,449
Mortgage loans on real estate, net of allowance	3,483,280	3,621,978	3,359,586	3,618,944
Policy loans	407,491	407,491	405,979	405,979
Short-term investments	460,612	460,612	431,000	431,000
Separate account assets	918,446	918,446	1,001,515	1,001,515

Total financial assets	$20,001,151	$20,285,982	$20,051,364	$20,738,585

Financial liabilities
Investment contracts	$8,787,376	$8,787,376	$8,894,747	$8,894,747
Embedded derivative liability for equity-indexed contracts	242,412	242,412	208,187	208,187
Notes payable	128,436	128,436	108,177	108,177
Separate account liabilities	918,446	918,446	1,001,515	1,001,515

Total financial liabilities	$10,076,670	$10,076,670	$10,212,626	$10,212,626

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At December 31, 2015 and 2014, the one year implied volatility used to estimate embedded derivative value was 17.5% and 17.3%, respectively.

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

Notes payable— Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of December 31, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$346,517	$—	$346,517	$—
Foreign governments	4,968	—	4,968	—
Corporate debt securities	7,091,670	—	7,010,165	81,505
Residential mortgage-backed securities	294,200	—	293,267	933
Collateralized debt securities	2,024	—	2,024	—
Other debt securities	16,174	—	12,355	3,819

Total bonds held-to-maturity	7,755,553	—	7,669,296	86,257

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,692	—	24,692	—
U.S. states and political subdivisions	972,491	—	969,996	2,495
Foreign governments	6,733	—	6,733	—
Corporate debt securities	4,444,622	—	4,431,263	13,359
Residential mortgage-backed securities	27,364	—	24,958	2,406
Collateralized debt securities	8,014	—	6,144	1,870

Total bonds available-for-sale	5,483,916	—	5,463,786	20,130

Equity securities
Common stock	1,491,029	1,491,029	—	—
Preferred stock	23,950	23,950	—	—

Total equity securities	1,514,979	1,514,979	—	—

Options	123,007	—	—	123,007
Mortgage loans on real estate	3,621,978	—	3,621,978	—
Policy loans	407,491	—	—	407,491
Short-term investments	460,612	—	460,612	—
Separate account assets	918,446	—	918,446	—

Total financial assets	$20,285,982	$1,514,979	$18,134,118	$636,885

Financial liabilities
Investment contracts	$8,787,376	$—	$—	$8,787,376
Embedded derivative liability for equity-indexed contracts	242,412	—	—	242,412
Notes payable	128,436	—	—	128,436
Separate account liabilities	918,446	—	918,446	—

Total financial liabilities	$10,076,670	$—	$918,446	$9,158,224

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2014
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$349,760	$—	$349,760	$—
Foreign governments	30,423	—	30,423	—
Corporate debt securities	7,894,725	—	7,833,564	61,161
Residential mortgage-backed securities	357,635	—	356,670	965
Collateralized debt securities	2,470	—	—	2,470
Other debt securities	17,900	—	12,975	4,925

Total bonds held-to-maturity	8,652,913	—	8,583,392	69,521

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	23,233	—	23,233	—
U.S. states and political subdivisions	837,616	—	835,106	2,510
Foreign governments	7,021	—	7,021	—
Corporate debt securities	4,000,049	—	3,941,925	58,124
Residential mortgage-backed securities	42,399	—	40,473	1,926
Collateralized debt securities	11,489	—	9,616	1,873

Total bonds available-for-sale	4,921,807	—	4,857,374	64,433

Equity securities
Common stock	1,487,125	1,487,125	—	—
Preferred stock	29,853	29,853	—	—

Total equity securities	1,516,978	1,516,978	—	—

Options	189,449	—	—	189,449
Mortgage loans on real estate	3,618,944	—	3,618,944	—
Policy loans	405,979	—	—	405,979
Short-term investments	431,000	—	431,000	—
Separate account assets	1,001,515	—	1,001,515	—

Total financial assets	$20,738,585	$1,516,978	$18,492,225	$729,382

Financial liabilities
Investment contracts	$8,894,747	$—	$—	$8,894,747
Embedded derivative liability for equity-indexed contracts	208,187	—	—	208,187
Notes payable	108,177	—	—	108,177
Separate account liabilities	1,001,515	—	1,001,515	—

Total financial liabilities	$10,212,626	$—	$1,001,515	$9,211,111

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets		Liability
	Investment	Equity-Indexed	Embedded
	Securities	Options	Derivative
Balance at December 31, 2012	$107,036	$82,625	$75,032

Total realized and unrealized investment gains (losses) included in other comprehensive income	9,355	—	—
Net fair value change included in realized gains (losses)	1,082	—	—
Net gain (loss) for derivatives included in net investment income	—	76,268	—
Net change included in interest credited	—	—	67,177
Purchases, sales and settlements or maturities
Purchases	2,153	15,906	—
Sales	(10,452)	—	—
Settlements or maturities	(7,268)	(10,046)	—
Premiums less benefits	—	—	6,226
Gross transfers out of Level 3	(53,602)	—	—

Balance at December 31, 2013	48,304	164,753	148,435

Total realized and unrealized investment gains (losses) included in other comprehensive income	(11,746)	—	—
Net fair value change included in realized gains (losses)	13,056	—	—
Net gain (loss) for derivatives included in net investment income	—	44,492	—
Net change included in interest credited	—	—	32,071
Purchases, sales and settlements or maturities
Purchases	—	16,844	—
Sales	(37,803)	—	—
Settlements or maturities	(10)	(36,640)	—
Premiums less benefits	—	—	27,681
Gross transfers into Level 3	54,241	—	—
Gross transfers out of Level 3	(1,609)	—	—

Balance at December 31, 2014	64,433	189,449	208,187

Total realized and unrealized investment gains (losses) included in other comprehensive income	427	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain (loss) for derivatives included in net investment income	—	(13,889)	—
Net change included in interest credited	—	—	(6,439)
Purchases, sales and settlements or maturities
Purchases	—	22,369	—
Sales	(2)	(55,279)	—
Settlements or maturities	(479)	(19,643)	—
Premiums less benefits	—	—	40,664
Gross transfers into Level 3	10,228	—	—
Gross transfers out of Level 3	(54,477)	—	—

Balance at December 31, 2015	$20,130	$123,007	$242,412

Within the net gain (loss) for derivatives included in net investment income were unrealized losses of $50,114,000 relating to assets still held at December 31, 2015 and gains of $24,108,000 and $72,071,000 at December 31, 2014 and 2013, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies. The transfers into Level 3 during the years ended December 31, 2015 and 2014, were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The transfers out of Level 3 were securities being priced by a third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property
	Life	Annuity	& Health	& Casualty	Total
Balance at December 31, 2012	$653,416	$406,540	$49,206	$138,513	$1,247,675
Additions	107,410	49,397	13,263	208,889	378,959
Amortization	(82,658)	(85,756)	(15,249)	(225,131)	(408,794)
Effect of change in unrealized gains on available-for-sale securities	5,916	53,977	—	—	59,893

Net change	30,668	17,618	(1,986)	(16,242)	30,058

Balance at December 31, 2013	684,084	424,158	47,220	122,271	1,277,733

Additions	110,195	47,400	19,530	213,237	390,362
Amortization	(78,181)	(79,135)	(18,966)	(223,658)	(399,940)
Effect of change in unrealized gains on available-for-sale securities	(4,629)	(9,982)	—	—	(14,611)

Net change	27,385	(41,717)	564	(10,421)	(24,189)

Balance at December 31, 2014	711,469	382,441	47,784	111,850	1,253,544

Additions	108,615	64,724	20,249	236,785	430,373
Amortization	(77,567)	(81,793)	(23,643)	(235,585)	(418,588)
Effect of change in unrealized gains on available-for-sale securities	13,506	45,834	—	—	59,340

Net change	44,554	28,765	(3,394)	1,200	71,125

Balance at December 31, 2015	$756,023	$411,206	$44,390	$113,050	$1,324,669

Commissions comprise the majority of the additions to deferred policy acquisition costs for each year.

Note 11 – Liability for Future Policy Benefits and Policyholder Account Balances

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

Future policy benefit liabilities for individual fixed deferred annuities after annuitization and single premium immediate annuities are equal to the present value of expected future payments. The interest rate used in establishing such liabilities range from 3.0% to 6.0% for all policies in-force.

Note 11 – Liability for Future Policy Benefits and Policyholder Account Balances – (Continued)

Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. The interest rate used in establishing such liabilities range from 3.5% to 8.0%.

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. The interest rate used in establishing such liabilities range from 3.0% to 4.5%.

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

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses

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

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Unpaid claims balance, beginning	$1,132,394	$1,096,301	$1,168,047
Less reinsurance recoverables	245,906	215,164	256,885

Net beginning balance	886,488	881,137	911,162

Incurred related to
Current	950,228	940,466	938,620
Prior years	(22,830)	(44,806)	(46,872)

Total incurred claims	927,398	895,660	891,748

Paid claims related to
Current	580,476	561,887	578,831
Prior years	346,445	328,422	342,942

Total paid claims	926,921	890,309	921,773

Net balance	886,965	886,488	881,137
Plus reinsurance recoverables	217,337	245,906	215,164

Unpaid claims balance, ending	$1,104,302	$1,132,394	$1,096,301

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $22,830,000 in 2015 and $44,806,000 in 2014 and $46,872,000 in 2013, reflecting lower-than-anticipated losses in the personal auto, other liability, and commercial multi-peril lines of business.

Note 13 – Reinsurance

American National reinsures portions of certain life insurance policies to provide a greater diversification of risk and manage exposure on larger risks. For the issue ages zero to 65, the maximum amount that would be retained by one life insurance company (American National) would be $1,500,000 individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life (total $1,975,000). If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life could be $3,775,000. For the issue ages 66 and over, the maximum amount that would be retained by one life insurance company (American National) would be $700,000 individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life (total $1,175,000). If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life could be $2,750,000.

For the Property and Casualty segment, American National retained the first $1,000,000 of loss per risk in 2015. For 2016, American National will retain the first $500,000 of loss per workers’ compensation risk and $1,500,000 of loss per non-workers’ compensation risk. Workers’ compensation reinsurance coverage for losses between $500,000 and $1,000,000 follows satisfaction of a $2,000,000 annual aggregate deductible. Reinsurance covers up to $6,000,000 of property and liability losses per risk. For 2015, additional excess property per risk coverage was purchased to cover risks up to $20,000,000, and excess casualty clash coverage was purchased to cover losses up to $60,000,000. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and extra contractual obligations. Facultative reinsurance cover is purchased for individual risks attaching at $20,000,000, as needed. Corporate catastrophe coverage is also in place for losses up to a $500,000,000 event. Catastrophe aggregate reinsurance coverage is also purchased. This coverage is provided by two contracts. The first contract provides for $30,000,000 of coverage after $90,000,000 of aggregated catastrophe losses has been reached. The first $10,000,000 of each catastrophe loss contributes to the $90,000,000 aggregation of losses. This catastrophe aggregate reinsurance coverage was placed at 97.5% for 2015 and increased to 100% for 2016. The second aggregate contract is the Stretch & Aggregate cover. It consists of a $35,000,000 annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400,000,000 excess of $100,000,000 on an occurrence basis. The second layer provides aggregate protection. Subject loss is $35,000,000 excess of $5,000,000 of each catastrophe. Recoveries follow satisfaction of a $45,000,000 annual aggregate deductible. This cover was placed at 100% on July 1, 2014 and again on July 1, 2015. It is in place until June 30, 2016. American National expects to place the cover again on July 1, 2016.

Note 13 – Reinsurance – (Continued)

American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the reinsurer does not meet their obligations under any reinsurance treaties. American National had amounts recoverable from reinsurers of $413,881,000 and $428,654,000 at December 31, 2015 and 2014, respectively. None of the amount outstanding at December 31, 2015 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.

The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Direct premiums	$2,069,434	$2,049,447	$1,970,400
Reinsurance premiums assumed from other companies	188,368	227,076	189,067
Reinsurance premiums ceded to other companies	(419,283)	(460,552)	(423,941)

Net premiums	$1,838,519	$1,815,971	$1,735,526

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2015	2014	2013
Direct life insurance in-force	$90,194,532	$85,570,057	$80,038,270
Reinsurance risks assumed from other companies	120	6,007	32,019
Reinsurance risks ceded to other companies	(29,891,183)	(30,007,131)	(30,577,123)

Net life insurance in-force	$60,303,469	$55,568,933	$49,493,166

Note 14 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2015		2014		2013
			(As Adjusted)		(As Adjusted)
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$121,134	35.0%	$115,061	35.0%	$126,865	35.0%
Tax-exempt investment income	(7,589)	(2.2)	(6,680)	(2.0)	(6,366)	(1.8)
Dividend exclusion	(8,183)	(2.4)	(7,620)	(2.3)	(6,928)	(1.9)
Miscellaneous tax credits, net	(9,103)	(2.6)	(7,888)	(2.4)	(7,757)	(2.1)
Low income housing tax credit expense	4,862	1.4	4,583	1.4	8,434	2.3
Other items, net	2,599	0.8	(842)	(0.3)	(6,173)	(1.7)

Total	$103,720	30.0%	$96,614	29.4%	$108,075	29.8%

American National made income tax payments of $80,759,000, $61,821,000 and $73,993,000 during 2015, 2014, and 2013, respectively.

Note 14 – Federal Income Taxes – (Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2015	2014
		(As Adjusted)
DEFERRED TAX ASSETS
Invested assets, principally due to impairment losses	$58,234	$58,375
Investment in bonds, principally due to differences between GAAP and tax basis	6,780	1,897
Investment in real estate and other invested assets, principally due to investment valuation allowances	7,867	12,280
Policyholder funds, principally due to policy reserve discount	181,003	205,821
Policyholder funds, principally due to unearned premium reserve	33,214	32,153
Participating policyholders’ surplus	50,648	46,672
Pension	77,976	73,604
Commissions and other expenses	7,003	6,998
Other assets	33,150	29,939
Tax carryforwards	—	1,651

Gross deferred tax assets	455,875	469,390

DEFERRED TAX LIABILITIES
Marketable securities, principally due to net unrealized gains	265,577	361,352
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	355,416	331,274
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	23,636	16,995
Other liabilities	30,541	46,944

Gross deferred tax liabilities	675,170	756,565

Total net deferred tax	$(219,295)	$(287,175)

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of December 31, 2015 and 2014.

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

Note 15 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Balance at December 31, 2012	$370,842	$(129,003)	$171	$242,010

Amounts reclassified from AOCI (net of tax benefit $14,757 and expense $6,204)	(27,407)	11,522	—	(15,885)
Unrealized holding gains arising during the period (net of tax expense $41,970)	77,035	—	—	77,035
Unrealized adjustment to DAC (net of tax expense $20,931)	38,962	—	—	38,962
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax benefit $805)	(1,495)	—	—	(1,495)
Actuarial gain arising during the period (net of tax expense of $39,630)	—	73,597	—	73,597
Foreign currency adjustment (net of tax benefit $276)	—	—	(512)	(512)

Balance at December 31, 2013	457,937	(43,884)	(341)	413,712

Amounts reclassified from AOCI (net of tax benefit $12,379 and expense $1,547)	(22,990)	2,873	—	(20,117)
Unrealized holding gains arising during the period (net of tax expense $79,535)	147,709	—	—	147,709
Unrealized adjustment to DAC (net of tax benefit $5,986)	(8,625)	—	—	(8,625)
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax benefit $3,166)	(5,880)	—	—	(5,880)
Actuarial loss arising during the period (net of tax benefit of $18,880)	—	(35,063)	—	(35,063)
Foreign currency adjustment (net of tax benefit $514)	—	—	(954)	(954)

Balance at December 31, 2014	568,151	(76,074)	(1,295)	490,782

Amounts reclassified from AOCI (net of tax benefit $12,845 and expense $3,429)	(23,856)	6,368	—	(17,488)
Unrealized holding losses arising during the period (net of tax benefit $72,711)	(135,035)	—	—	(135,035)
Unrealized adjustment to DAC (net of tax expense $20,786)	38,554	—	—	38,554
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax expense $3,026)	5,620	—	—	5,620
Actuarial loss arising during the period (net of tax benefit of $15,175)	—	(28,183)	—	(28,183)
Foreign currency adjustment (net of tax benefit $878)	—	—	(1,630)	(1,630)

Balance at December 31, 2015	$453,434	$(97,889)	$(2,925)	$352,620

Note 16 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	Years ended December 31,
	2015	2014	2013
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(3,937,993)	(3,960,507)	(3,937,261)

Outstanding shares	26,894,456	26,871,942	26,895,188
Restricted shares	(76,000)	(142,667)	(190,667)

Unrestricted outstanding shares	26,818,456	26,729,275	26,704,521

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

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	108,951	$111.31	185,334	$109.13	127,059	$75.06
Granted	—	—	10,000	80.05	71,084	80.05
Exercised	(19,849)	103.61	(4,667)	111.60	(76,378)	77.04
Forfeited	(334)	96.53	—	—	(396)	77.20
Expired	(14,333)	107.93	—	—	—	—

Outstanding at December 31, 2013	74,435	114.08	190,667	107.54	121,369	76.23

Granted	—	—	—	—	66,383	113.49
Exercised	(3,226)	95.54	(48,000)	108.00	(59,438)	76.53
Forfeited	—	—	—	—	(100)	113.49
Expired	(16,279)	115.11	—	—	—	—

Outstanding at December 31, 2014	54,930	114.86	142,667	107.39	128,214	95.82

Granted	—	—	—	—	83,093	104.75
Exercised	(116)	73.97	(66,667)	103.58	(75,119)	91.35
Forfeited	—	—	—	—	(463)	105.30
Expired	(16,722)	114.42	—	—	—	—

Outstanding at December 31, 2015	38,092	$115.18	76,000	$110.73	135,725	$103.73

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	1.17	3.52	1.78
Exercisable shares	38,094	N/A	N/A
Weighted-average exercise price	$115.18	$110.73	$103.73
Weighted-average exercise price exercisable shares	115.18	N/A	N/A
Compensation expense (credit)
Year ended December 31, 2015	$(72,000)	$1,147,000	$6,635,000
Year ended December 31, 2014	(23,000)	2,963,000	7,710,000
Year ended December 31, 2013	374,000	2,219,000	12,342,000
Fair value of liability award
December 31, 2015	$37,000	N/A	$19,415,000
December 31, 2014	167,000	N/A	16,301,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and most of these awards feature a graded vesting schedule in the case of the retirement of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 76,000 shares are unvested.

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

	Years ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Weighted average shares outstanding	26,876,522	26,802,841	26,791,900
Incremental shares from RS awards and RSUs	73,544	115,829	122,691

Total shares for diluted calculations	26,950,066	26,918,670	26,914,591

Net income attributable to American National (in thousands)	$242,988	$245,335	$266,481
Basic earnings per share	$9.04	$9.15	$9.95
Diluted earnings per share	9.02	9.11	9.90

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2015 and 2014, American National Insurance Company’s statutory capital and surplus was $2,925,935,000 and $2,879,154,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2015 and 2014, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $67,076,000 and $62,807,000 at December 31, 2015 and 2014, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

		December 31,
		2015	2014
Statutory capital and surplus
Life insurance entities		$1,900,939	$1,904,128
Property and casualty insurance entities		1,033,942	984,155

	Years ended December 31,
	2015	2014	2013
Statutory net income
Life insurance entities	$136,170	$169,823	$191,932
Property and casualty insurance entities	71,823	73,076	61,737

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted to pay total dividends of $292,593,000 during 2016, without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at December 31, 2015 and 2014.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $3,439,000 and $5,634,000 at December 31, 2015 and 2014, respectively.

Note 17 – Segment Information

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Years ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Life	$33,453	$43,352	$19,627
Annuity	59,955	95,736	95,887
Health	1,925	25,559	25,255
Property and Casualty	68,990	89,632	74,068
Corporate and Other	104,365	74,467	147,633

Total	$268,688	$328,746	$362,470

Total Assets
Life	$5,718,553	$5,565,791	$5,367,551
Annuity	10,888,447	10,766,619	11,104,180
Health	463,600	489,873	468,520
Property and Casualty	2,040,102	1,992,741	2,120,645
Corporate and other	4,636,260	4,729,508	4,258,977

Total	$23,746,962	$23,544,532	$23,319,873

Note 18 – Pension and Postretirement Benefits

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

The tax-qualified plan has three separate noncontributory programs. One of the programs covers Career Sales and Service Division agents and managers. The other two programs cover salaried and management employees and corporate clerical employees subject to a collective bargaining agreement. The program covering salaried and management employees, provides pension benefits that are based on years of service and the employee’s compensation during the five years before retirement. The programs covering hourly employees and agents generally provide benefits that are based on the employee’s career average earnings and years of service. The non-tax-qualified pension plans cover key executive employees and restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits. In addition, American National also has one frozen, tax-qualified, defined-benefit pension plan covering employees of the Farm Family companies hired prior to January 1, 1997. Effective January 1, 1997, benefits through this plan were frozen, and no new participants have been added.

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	2015	2014
Reconciliation of benefit obligation
Obligation at January 1,	$513,151	$458,270
Service cost	97	111
Interest cost on projected benefit obligation	18,721	20,612
Actuarial loss	21,451	61,906
Benefits paid	(29,277)	(27,748)

Obligation at December 31,	524,143	513,151

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1,	324,179	302,467
Actual return on plan assets	(1,051)	28,363
Employer contributions	28,712	21,097
Benefits paid	(29,277)	(27,748)

Fair value of plan assets at December 31,	322,563	324,179

Funded status at December 31,	$(201,580)	$(188,972)

The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Service cost	$97	$111	$19,873
Interest cost	18,721	20,612	20,277
Expected return on plan assets	(20,856)	(20,402)	(20,354)
Amortization of net actuarial loss	9,797	4,421	17,726

Net periodic benefit cost	$7,759	$4,742	$37,522

Note 18 – Pension and Postretirement Benefits – (Continued)

Amounts related to the defined benefit pension plans recognized as a component of OCI are shown below (in thousands):

	Years ended December 31,
	2015	2014	2013
Actuarial gain (loss)	$(33,562)	$(49,523)	$130,953
Deferred tax (expense) benefit	11,747	17,333	(45,834)

Other comprehensive income (loss), net of tax	$(21,815)	$(32,190)	$85,119

The estimated actuarial loss for the plan that will be amortized out of AOCI into the net periodic benefit cost over the next fiscal year is $13,391,000. Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2015	2014
Net actuarial loss	$(150,598)	$(117,036)
Deferred tax benefit	52,709	40,962

Amounts included in AOCI	$(97,889)	$(76,074)

The weighted average assumptions used are shown below:

	Used for Net Benefit	Used for Benefit
	Cost in Fiscal Year	Obligations
	1/1/2015 to 12/31/2015	as of 12/31/2015
Discount rate	3.70%	4.08%
Rate of compensation increase	—	—
Long-term rate of return	7.45	7.41

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of ERISA. The unfunded plans will be funded out of general corporate assets when necessary. American National contributed $28,712,000, $21,097,000, and $10,065,000 to the qualified and non-qualified pension plan in 2015, 2014 and 2013, respectively. American National and its affiliates expect to contribute $19,600,000 to its qualified and non-qualified pension plan in 2016.

The following table shows pension benefit payments, which reflect expected future service as appropriate, that are expected to be paid (in thousands):

2016	$39,452
2017	30,871
2018	34,839
2019	30,340
2020	33,919
2021-2025	163,579

Note 18 – Pension and Postretirement Benefits – (Continued)

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The fair values of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$41,365	$—	$41,365	$—
Residential mortgage-backed securities	803	—	803	—
Mutual fund	9,405	9,405	—	—
Equity securities by sector
Consumer goods	50,485	50,485	—	—
Energy and utilities	22,525	22,525	—	—
Financials	47,469	47,469	—	—
Healthcare	2,306	2,306	—	—
Industrials	29,050	29,050	—	—
Information technology	16,522	16,522	—	—
Other	65,410	65,410	—	—
Commercial paper	30,511	—	30,511	—
Unallocated group annuity contract	5,763	—	5,763	—
Other	949	862	87	—

Total	$322,563	$244,034	$78,529	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$53,768	$—	$53,768	$—
Residential mortgage-backed securities	887	—	887	—
Mutual fund	9,591	9,591	—	—
Equity securities by sector
Consumer goods	51,586	51,586	—	—
Energy and utilities	32,287	32,287	—	—
Financials	43,186	43,186	—	—
Healthcare	28,256	28,256	—	—
Industrials	16,145	16,145	—	—
Information technology	30,157	30,157	—	—
Other	31,094	31,094	—	—
Commercial paper	21,053	—	21,053	—
Unallocated group annuity contract	6,053	—	6,053	—
Other	116	28	88	—

Total	$324,179	$242,330	$81,849	$—

Note 18 – Pension and Postretirement Benefits – (Continued)

The investment policy for the retirement plan assets is designed to provide the highest return possible commensurate with sound and prudent underwriting practices. The investment diversification goals are to have investments in cash and cash equivalents as necessary for liquidity, debt securities up to 100% and equity securities up to 75% of the total invested plan assets. The amount invested in any particular investment is limited based on credit quality, and no single investment may at the time of purchase be more than 5% of the total invested assets.

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

Commercial paper investments generally have a credit rating of A2 Moody’s or P2 by Standard & Poor’s with at least BBB rating on the issuer’s outstanding debt, or selected issuers with no outstanding debt.

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

The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $6,055,000 and $6,740,000 at December 31, 2015 and 2014, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation. Since American National’s contributions to the cost of the retiree benefit plans are fixed, the health care cost trend rate will have no effect on the future expense or the accumulated postretirement benefit obligation.

Savings plans

American National sponsors one defined contribution (401(k) plan) for all employees. The 401(k) plan allows employees to contribute up to the maximum allowable amount as determined by the IRS. The expense associated with this plan was $12,146,000 and $12,350,000 for 2015 and 2014, respectively.

Note 19 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2015 were approximately $4,932,000.

American National had aggregate commitments at December 31, 2015, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $704,698,000 of which $492,081,000 is expected to be funded in 2016 with the remainder funded in 2017 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2015 and 2014, the outstanding letters of credit were $9,501,000 and $12,214,000, respectively, and there were no borrowings on this facility. This facility expires on October 30, 2016. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2015, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $210,104,000.

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

Note 20 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2015	2014	2015	2014
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,326	$1,234	$5,182	$6,508
Gal-Tex Hotel Corporation	Net investment income	428	521	31	39
Greer, Herz & Adams, LLP	Other operating expenses	7,951	10,146	(274)	(309)

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

Note 21 – Selected Quarterly Financial Data

The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)		(As Adjusted)		(As Adjusted)
Total premiums and other revenues	$756,567	$772,436	$717,506	$754,786	$699,859	$746,170	$843,523	$777,198
Total benefits, losses and expenses	665,208	697,968	668,099	688,864	653,199	651,395	762,261	683,617
Income before federal income tax and equity in earnings of unconsolidated affiliates	91,359	74,468	49,407	65,922	46,660	94,775	81,262	93,581
Total provision for federal income taxes	45,690	22,908	15,210	21,783	18,134	28,535	24,686	23,388
Equity in earnings (losses) of unconsolidated affiliates	56,584	(62)	462	12,797	16,339	3,576	4,023	(1,617)
Net income	102,253	51,498	34,659	56,936	44,865	69,816	60,599	68,576
Net income (loss) attributable to noncontrolling interest	(729)	(756)	(394)	(238)	2,852	2,877	(2,341)	(392)
Net income attributable to American National	102,982	52,254	35,053	57,174	42,013	66,939	62,940	68,968
Earnings per share attributable to American National
Basic	3.84	1.95	1.30	2.13	1.56	2.50	2.34	2.57
Diluted	3.82	1.94	1.30	2.11	1.56	2.49	2.33	2.56

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

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

(b) Exhibits

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

4.1	Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.1*	American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”) (incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.2*	Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.3*	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.4*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants on or after May 3, 2010) (incorporated by reference to Exhibit No. 10.5 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.5*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants prior to May 3, 2010) (incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.6*	American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.7*	Amendment to the American National Insurance Company Nonqualified Retirement Plan of Certain Salaried Employees (incorporated by reference to Exhibit No. 10.2 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.8*	American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.9*	Amendment No. 4 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.8 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.10*	Amendment No. 5 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.1 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.11*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants on or after March 4, 2011) (incorporated by reference to Exhibit No. 10.1 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.12*	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.13*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants prior to March 4, 2011) (incorporated by reference to Exhibit No. 10.9 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.14*	American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.15*	Amendments One and Two to the American National Family of Companies Executive Supplemental Savings plan (incorporated by reference to Exhibit No. 10.15 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.16*	Form of Restricted Stock Unit Agreement for Executive Officers under the American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (grants on or after March 1, 2015) (incorporated by reference to Exhibit No. 10.16 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.17*	Form of Restricted Stock Unit Agreement for Directors under the American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (grants on or after March 1, 2015) (incorporated by reference to Exhibit No. 10.17 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

21	Subsidiaries (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from American National Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James E. Pozzi James E. Pozzi	President, Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/s/ John J. Dunn, Jr. John J. Dunn, Jr.	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 29, 2016

/s/ William C. Ansell William C. Ansell	Director	February 29, 2016

/s/ Arthur O. Dummer Arthur O. Dummer	Director	February 29, 2016

/s/ Frances A. Moody-Dahlberg Frances A. Moody-Dahlberg	Director	February 29, 2016

/s/ Russell S. Moody Russell S. Moody	Director	February 29, 2016

/s/ James P. Payne James P. Payne	Director	February 29, 2016

/s/ E.J. Pederson E.J. Pederson	Director	February 29, 2016

/s/ James D. Yarbrough James D. Yarbrough	Director	February 29, 2016

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

(In thousands)

	December 31, 2015
Type of Investment	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown in the Consolidated Statement of Financial Position
Fixed maturities
Bonds held-to-maturity
U.S. states and political subdivisions	$324,643	$346,517	$324,643
Foreign governments	4,101	4,968	4,101
Corporate debt securities	6,985,844	7,091,670	6,985,844
Residential mortgage-backed securities	277,135	294,200	277,135
Collateralized debt securities	1,924	2,024	1,924
Other debt securities	15,773	16,174	15,773
Bonds available-for-sale
U.S.treasury government	24,024	24,692	24,692
U.S. states and political subdivisions	933,958	972,491	972,491
Foreign governments	5,000	6,733	6,733
Corporate debt securities	4,431,765	4,444,621	4,444,621
Residential mortgage-backed securities	25,629	27,365	27,365
Collateralized debt securities	7,455	8,014	8,014
Equity securities
Common stocks
Consumer goods	144,359	310,110	310,110
Energy and utilities	115,378	151,786	151,786
Finance	160,585	287,296	287,296
Healthcare	98,028	221,782	221,782
Industrials	49,103	124,106	124,106
Information technology	134,070	269,497	269,497
Other	93,316	126,452	126,452
Preferred stocks	15,987	23,950	23,950
Other Investments
Mortgage loans on real estate, net of allowance	3,483,280	3,621,978	3,483,280
Investment real estate, net of accumulated depreciation	524,459		524,459
Real estate acquired in satisfaction of debt	56,796		56,796
Policy loans	407,491	407,491	407,491
Options	84,457	123,007	123,007
Other long-term investments	50,035		50,035
Short-term investments	460,612	460,612	460,612

Total investments	$18,915,207	$19,367,536	$19,713,995

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	December 31,
Condensed Statements of Financial Position	2015	2014
		(As Adjusted)
Assets
Fixed maturity securities	$9,341,563	$9,567,848
Equity securities	2,690	—
Mortgage loans on real estate, net of allowance	3,386,231	3,266,361
Other invested assets	1,953,680	1,858,444
Investment in subsidiaries	2,431,398	2,301,218
Deferred policy acquisition costs	1,091,031	1,023,778
Separate account assets	918,446	1,001,515
Other assets	633,953	629,531

Total assets	$19,758,992	$19,648,695

Liabilities
Policy liabilities	$3,841,499	$3,625,092
Policyholders’ account balances	9,943,694	9,975,383
Separate account liabilities	918,446	1,001,515
Other liabilities	603,071	619,142

Total liabilities	15,306,710	15,221,132

Shareholders’ equity
Common stock	30,832	30,832
Additional paid-in capital	13,689	9,248
Accumulated other comprehensive income	352,620	490,782
Retained earnings	4,157,184	3,998,642
Treasury stock, at cost	(102,043)	(101,941)

Total stockholders’ equity	4,452,282	4,427,563

Total liabilities and stockholders’ equity	$19,758,992	$19,648,695

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Premiums and other revenues
Premiums and other policy revenues	$820,194	$786,823	$734,506
Net investment income	672,093	772,355	861,354
Net realized investment gain	21,258	18,702	73,791
Other-than-temporary impairments	(60)	(41)	—
Other income	15,785	10,803	12,083

Total premiums and other revenues	1,529,270	1,588,642	1,681,734

Benefits, losses and expenses
Policyholder benefits	615,180	574,975	520,806
Other operating expenses	764,913	812,762	913,914

Total benefits, losses and expenses	1,380,093	1,387,737	1,434,720

Income from continuing operations before federal income tax and equity in earnings of subsidiaries	149,177	200,905	247,014

Provision for federal income taxes	47,501	63,454	50,927
Equity in earnings of subsidiaries, net of tax	141,312	107,884	70,394

Net income	$242,988	$245,335	$266,481

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Cash Flows	2015	2014	2013
		(As Adjusted)	(As Adjusted)
OPERATING ACTIVITIES
Net income	$242,988	$245,335	$266,481
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investments gains	(21,258)	(18,702)	(73,791)
Other-than-temporary impairments	60	41	—
Amortization (accretion) of premiums, discounts and loan origination fees	(2,293)	3,581	1,216
Net capitalized interest on policy loans and mortgage loans	(27,346)	(27,922)	(23,864)
Depreciation	24,716	21,822	18,618
Interest credited to policyholders’ account balances	263,362	324,325	395,013
Charges to policyholders’ account balances	(238,169)	(212,690)	(199,285)
Deferred federal income tax (benefit) expense	8,091	16,429	(15,245)
Net income of subsidiaries	(135,678)	(106,751)	(61,871)
Equity in (earnings) losses of affiliates	(5,634)	3,800	(8,523)
Distributions from equity method investments	—	408	2,411
Changes in
Accrued investment income	6,995	9,801	9,336
Reinsurance recoverables	(14,778)	2,312	(1,025)
Prepaid reinsurance premiums	3,050	2,318	7,575
Premiums due and other receivables	2,331	3,873	9,531
Deferred policy acquisition costs	(13,323)	7,560	28,216
Policyholder liabilities	222,928	152,923	38,188
Liability for retirement benefits	(23,263)	(12,552)	12,656
Current tax receivable/payable	7,551	8,181	9,936
Other, net	(20,471)	(29,831)	(9,993)

Net cash provided by operating activities	279,859	394,261	405,580

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	827,234	452,846	1,207,038
Available for sale securities	340,274	625,563	599,228
Investment real estate	18,929	53,859	8,006
Mortgage loans	809,742	578,098	756,554
Policy loans	44,257	45,732	47,018
Other invested assets	71,469	40,791	88,883
Disposals of property and equipment	2,721	43,869	270
Distributions from affiliates and subsidiaries	15,958	439	10,581
Payment for the purchase/origination of
Held-to-maturity securities	(336,902)	(287,694)	(701,776)
Available for sale securities	(744,480)	(572,299)	(556,940)
Investment real estate	(69,145)	(23,959)	(28,882)
Mortgage loans	(933,879)	(633,401)	(908,512)
Policy loans	(21,106)	(23,621)	(21,682)
Other invested assets	(37,958)	(43,423)	(46,168)
Additions to property and equipment	(24,352)	(56,651)	(5,991)
Contributions to unconsolidated affiliates	(47,130)	(1,035)	(949)
Change in short-term investments	(42,258)	4,518	(401,682)
Change in investment in subsidiaries	(20,782)	—	—
Other, net	(3)	24,636	1,642

Net cash provided by (used in) investing activities	(147,411)	228,268	46,638

FINANCING ACTIVITIES
Policyholders’ account deposits	1,280,756	941,400	835,942
Policyholders’ account withdrawals	(1,337,668)	(1,479,004)	(1,420,675)
Dividends to stockholders	(84,446)	(82,805)	(82,831)

Net cash used in financing activities	(141,358)	(620,409)	(667,564)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,910)	2,120	(215,346)
Beginning of the period	48,446	46,326	261,672

End of the period	$39,536	$48,446	$46,326

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

		Future Policy
		Benefits, Policyholders’
		Account Balances,				Benefits,	Amortization
	Deferred	Benefits, Policy and				Claims, Losses	of Deferred
	Policy	Contract Claims			Net	and	Policy	Other
	Acquisition	and Other	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Policyholder Funds	Premiums	Revenue	Income (1)	Expenses	Costs	Expenses (2)	Written
2015
Life	$756,023	$4,860,263	$35,810	$305,350	$226,076	$386,785	$77,567	$201,112	$—
Annuity	411,206	10,410,157	—	183,125	459,458	230,221	81,793	54,037	—
Health	44,390	293,325	43,558	196,777	10,135	146,805	23,643	45,047	—
Property & Casualty	113,050	883,328	733,610	1,153,267	55,620	776,562	235,585	156,583	1,187,980
Corporate & Other	—	—	—	—	83,542	—	—	44,598	—

Total	$1,324,669	$16,447,073	$812,978	$1,838,519	$834,831	$1,540,373	$418,588	$501,377	$1,187,980

2014
Life	$711,469	$4,720,075	$35,524	$307,771	$232,389	$351,271	$78,181	$194,927	$—
Annuity	382,441	10,286,205	—	190,357	545,887	234,173	79,135	56,487	—
Health	47,784	316,684	46,137	216,868	11,692	144,799	18,966	43,261	—
Property & Casualty	111,850	883,148	673,390	1,100,975	58,843	745,540	223,658	130,655	1,109,029
Corporate & Other	—	—	—	—	84,047	—	—	60,535	—

Total	$1,253,544	$16,206,112	$755,051	$1,815,971	$932,858	$1,475,783	$399,940	$485,865	$1,109,029

2013
Life	$684,084	$4,559,721	$35,935	$293,173	$230,763	$345,566	$82,658	$207,520	$—
Annuity	424,158	10,641,769	—	155,162	632,536	193,840	85,756	63,326	—
Health	47,220	320,457	48,269	212,931	11,314	139,762	15,249	46,646	—
Property & Casualty	122,271	889,939	655,674	1,074,260	66,632	746,636	225,131	128,437	1,069,694
Corporate & Other	—	—	—	—	75,565	—	—	57,122	—

Total	$1,277,733	$16,411,886	$739,878	$1,735,526	$1,016,810	$1,425,804	$408,794	$503,051	$1,069,694

(1)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital & surplus.
(2)	Identifiable expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium ratio within the respective lines.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE INFORMATION

(In thousands)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net
Year Ended December 31, 2015
Life insurance in-force	$90,194,532	$29,891,183	$120	$60,303,469	0.0%

Premiums earned
Life and annuity	$590,131	$101,636	$(20)	$488,475	0.0
Accident and health	241,140	224,623	180,260	196,777	91.6
Property and casualty	1,238,163	93,024	8,128	1,153,267	0.7

Total premiums	$2,069,434	$419,283	$188,368	$1,838,519	10.2

Year Ended December 31, 2014
Life insurance in-force	$85,570,057	$30,007,131	$6,007	$55,568,933	0.0

Premiums earned
Life and annuity	$594,568	$96,577	$137	$498,128	0.0
Accident and health	271,004	274,368	220,232	216,868	101.6
Property and casualty	1,183,875	89,607	6,707	1,100,975	0.6

Total premiums	$2,049,447	$460,552	$227,076	$1,815,971	12.5

Year Ended December 31, 2013
Life insurance in-force	$80,038,270	$30,577,123	$32,019	$49,493,166	0.1

Premiums earned
Life and annuity	$541,025	$93,240	$550	$448,335	0.1
Accident and health	271,847	240,505	181,589	212,931	85.3
Property and casualty	1,157,528	90,196	6,928	1,074,260	0.6

Total premiums	$1,970,400	$423,941	$189,067	$1,735,526	10.9%

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at				Balance at
	Beginning of	Charged to		Change in	End of
	Period	Expense	Written off	Estimate (1)	Period
2015
Investment valuation allowances:
Mortgage loans on real estate	$17,860	$220	$(5,185)	$—	$12,895

2014
Investment valuation allowances:
Mortgage loans on real estate	$12,181	$5,679	$—	$—	$17,860

2013
Investment valuation allowances:
Mortgage loans on real estate	$12,012	$171	$—	$(2)	$12,181

(1)	Decrease in the required valuation allowance for mortgage loans as a result of changes to the estimate in calculating the mortgage loan allowance based on enhanced methodology.

See accompanying Report of Independent Registered Public Accounting Firm.