Form 10-Q
period 2016-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2016-05-06
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Smaller reporting company	☐

Non-accelerated filer	☐	Accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 02, 2016, there were 26,914,218 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,863,320 and $7,755,553)	$7,567,273	$7,609,420
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,600,875 and $5,427,831)	5,776,762	5,483,916
Equity securities, at fair value (Cost $808,650 and $810,826)	1,510,495	1,514,979
Mortgage loans on real estate, net of allowance	3,693,211	3,483,280
Policy loans	405,604	407,491
Investment real estate, net of accumulated depreciation of $217,103 and $212,139	584,459	581,255
Short-term investments	312,306	460,612
Other invested assets	170,031	173,042

Total investments	20,020,141	19,713,995

Cash and cash equivalents	148,945	190,237
Investments in unconsolidated affiliates	410,045	379,348
Accrued investment income	170,609	177,474
Reinsurance recoverables	386,533	413,881
Prepaid reinsurance premiums	65,825	77,907
Premiums due and other receivables	290,347	285,446
Deferred policy acquisition costs	1,297,799	1,324,669
Property and equipment, net	119,522	120,680
Current tax receivable	16,868	4,091
Other assets	141,502	140,788
Separate account assets	899,750	918,446

Total assets	$23,967,886	$23,746,962

LIABILITIES
Future policy benefits
Life	$2,863,567	$2,853,962
Annuity	1,161,836	1,113,057
Accident and health	63,260	65,034
Policyholders’ account balances	10,952,355	10,829,173
Policy and contract claims	1,282,734	1,280,011
Unearned premium reserve	808,506	812,977
Other policyholder funds	311,747	305,836
Liability for retirement benefits	202,014	207,635
Notes payable	135,975	128,436
Deferred tax liabilities, net	251,350	219,295
Other liabilities	509,184	550,629
Separate account liabilities	899,750	918,446

Total liabilities	19,442,278	19,284,491

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,914,218 and 26,894,456 shares	30,832	30,832
Additional paid-in capital	15,740	13,689
Accumulated other comprehensive income	406,460	352,620
Retained earnings	4,164,969	4,157,184
Treasury stock, at cost	(101,781)	(102,043)

Total American National stockholders’ equity	4,516,220	4,452,282
Noncontrolling interest	9,388	10,189

Total stockholders’ equity	4,525,608	4,462,471

Total liabilities and stockholders’ equity	$23,967,886	$23,746,962

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
PREMIUMS AND OTHER REVENUE
Premiums
Life	$75,117	$72,082
Annuity	70,208	41,443
Accident and health	42,313	51,837
Property and casualty	303,361	276,481
Other policy revenues	64,347	57,524
Net investment income	196,054	209,213
Net realized investment gains	9,062	39,302
Other-than-temporary impairments	(3,476)	(25)
Other income	7,984	8,710

Total premiums and other revenues	764,970	756,567

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	100,771	88,004
Annuity	81,247	54,367
Claims incurred
Accident and health	32,292	31,797
Property and casualty	211,958	192,252
Interest credited to policyholders’ account balances	76,527	75,753
Commissions for acquiring and servicing policies	112,884	93,115
Other operating expenses	130,376	123,458
Change in deferred policy acquisition costs	(4,593)	6,462

Total benefits, losses and expenses	741,462	665,208

Income before federal income tax and equity in earnings of unconsolidated affiliates	23,508	91,359

Less: Provision (benefit) for federal income taxes
Current	(4,714)	35,392
Deferred	644	10,298

Total provision (benefit) for federal income taxes	(4,070)	45,690
Equity in earnings of unconsolidated affiliates	937	56,584

Net income	28,515	102,253
Less: Net loss attributable to noncontrolling interest, net of tax	(801)	(729)

Net income attributable to American National	$29,316	$102,982

Amounts available to American National common stockholders
Earnings per share
Basic	$1.09	$3.84
Diluted	1.09	3.82
Cash dividends to common stockholders	0.80	0.77
Weighted average common shares outstanding	26,909,511	26,818,215
Weighted average common shares outstanding and dilutive potential common shares	26,965,967	26,964,350

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three months ended March 31,
	2016	2015
Net income	$28,515	$102,253
Other comprehensive income, net of tax
Change in net unrealized gains on securities	51,973	7,836
Foreign currency transaction and translation adjustments	(12)	(1,838)
Defined benefit pension plan adjustment	1,879	1,443

Other comprehensive income, net of tax	53,840	7,441

Total comprehensive income	82,355	109,694
Less: Comprehensive loss attributable to noncontrolling interest	(801)	(729)

Total comprehensive income attributable to American National	$83,156	$110,423

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Three months ended March 31,
	2016	2015
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	13,689	9,248
Reissuance of treasury shares	1,841	1,978
Amortization of restricted stock	210	377

Balance at end of the period	15,740	11,603

Accumulated Other Comprehensive Income
Balance as of January 1,	352,620	490,782
Other comprehensive income	53,840	7,441

Balance at end of the period	406,460	498,223

Retained Earnings
Balance as of January 1,	4,157,184	3,998,644
Net income attributable to American National	29,316	102,982
Cash dividends to common stockholders	(21,531)	(20,711)

Balance at end of the period	4,164,969	4,080,915

Treasury Stock
Balance as of January 1,	(102,043)	(101,941)
Reissuance of treasury shares	262	243

Balance at end of the period	(101,781)	(101,698)

Noncontrolling Interest
Balance as of January 1,	10,189	12,384
Contributions	—	24
Net loss attributable to noncontrolling interest	(801)	(729)

Balance at end of the period	9,388	11,679

Total Stockholders’ Equity	$4,525,608	$4,531,554

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$28,515	$102,253
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(9,062)	(39,302)
Other-than-temporary impairments	3,476	25
Amortization of premiums, discounts and loan origination fees	161	977
Net capitalized interest on policy loans and mortgage loans	(6,820)	(7,708)
Depreciation	12,752	10,896
Interest credited to policyholders’ account balances	76,527	75,753
Charges to policyholders’ account balances	(64,347)	(57,524)
Deferred federal income tax expense	644	10,298
Equity in earnings of unconsolidated affiliates	(937)	(56,584)
Distributions from equity method investments	317	199
Changes in
Policyholder liabilities	54,761	57,193
Deferred policy acquisition costs	(4,593)	6,462
Reinsurance recoverables	27,348	12,782
Premiums due and other receivables	(5,108)	(15,042)
Prepaid reinsurance premiums	12,082	838
Accrued investment income	6,865	1,606
Current tax receivable/payable	(12,777)	32,873
Liability for retirement benefits	(5,621)	4,348
Other, net	16,628	(17,609)

Net cash provided by operating activities	130,811	122,734

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	116,940	319,361
Available-for-sale securities	120,761	120,746
Investment real estate	—	10,821
Mortgage loans	125,983	167,304
Policy loans	13,610	13,929
Other invested assets	4,592	6,080
Disposals of property and equipment	8,349	800
Distributions from unconsolidated affiliates	4,972	24,465
Payment for the purchase/origination of
Held-to-maturity securities	(80,091)	(85,733)
Available-for-sale securities	(325,867)	(236,077)
Investment real estate	(9,710)	(16,533)
Mortgage loans	(332,093)	(155,138)
Policy loans	(5,868)	(6,134)
Other invested assets	(5,294)	(3,729)
Additions to property and equipment	(13,442)	(13,580)
Contributions to unconsolidated affiliates	(40,351)	(24,668)
Change in short-term investments	148,306	(89,333)
Other, net	90	12,301

Net cash provided by (used in) investing activities	(269,113)	44,882

FINANCING ACTIVITIES
Policyholders’ account deposits	435,506	212,245
Policyholders’ account withdrawals	(324,504)	(406,870)
Change in notes payable	7,539	8,258
Dividends to stockholders	(21,531)	(20,711)
Proceeds from noncontrolling interest	—	24

Net cash provided by (used in) financing activities	97,010	(207,054)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,292)	(39,438)
Beginning of the period	190,237	209,455

End of the period	$148,945	$170,017

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

The interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In February 2015, the FASB issued guidance amending the consolidation analysis. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. The guidance eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. We adopted the standard on its required effective date of January 1, 2016. The adoption of this standard did not have a material impact to the Company’s financial statements.

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

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

In May 2015, the FASB issued guidance to expand the disclosures an insurance entity would provide about its short duration contracts. The disclosure about the liability for unpaid claims and claim adjustment expenses is intended to increase the transparency of significant estimates made in the measuring of those liabilities. It is also intended to provide insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The amended guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim reporting periods beginning after December 15, 2016. The guidance affects disclosures only and will not impact the Company’s financial statements.

In January 2016, the FASB issued guidance that will change certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments be measured at fair value and that changes in fair value are recognized in net income. It also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the balance sheet. The amended guidance is effective for reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the adoption and assessing its potential impact on the Company’s financial statements.

In February 2016, the FASB issued guidance that will require most leases to be recognized on the statement of financial position. The guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of the identified property, plant, or equipment for a period of time in exchange for consideration. The accounting applied by a lessor remains largely unchanged. The amended guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the impact of the adoption, which is not expected to be material to the Company’s financial statements.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$321,746	$27,475	$(298)	$348,923
Foreign governments	4,090	949	—	5,039
Corporate debt securities	6,958,916	360,442	(113,137)	7,206,221
Residential mortgage-backed securities	265,889	21,046	(734)	286,201
Collateralized debt securities	1,297	92	—	1,389
Other debt securities	15,335	212	—	15,547

Total bonds held-to-maturity	7,567,273	410,216	(114,169)	7,863,320

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,221	813	(7)	25,027
U.S. states and political subdivisions	946,797	53,300	(240)	999,857
Foreign governments	5,000	1,918	—	6,918
Corporate debt securities	4,594,317	185,932	(68,981)	4,711,268
Residential mortgage-backed securities	23,377	2,412	(165)	25,624
Collateralized debt securities	7,163	909	(4)	8,068

Total bonds available-for-sale	5,600,875	245,284	(69,397)	5,776,762

Equity securities
Common stock	787,663	717,630	(23,842)	1,481,451
Preferred stock	20,987	8,057	—	29,044

Total equity securities	808,650	725,687	(23,842)	1,510,495

Total investments in securities	$13,976,798	$1,381,187	$(207,408)	$15,150,577

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$324,643	$22,318	$(444)	$346,517
Foreign governments	4,101	867	—	4,968
Corporate debt securities	6,985,844	263,927	(158,101)	7,091,670
Residential mortgage-backed securities	277,135	18,351	(1,286)	294,200
Collateralized debt securities	1,924	100	—	2,024
Other debt securities	15,773	401	—	16,174

Total bonds held-to-maturity	7,609,420	305,964	(159,831)	7,755,553

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,024	702	(34)	24,692
U.S. states and political subdivisions	933,958	39,808	(1,275)	972,491
Foreign governments	5,000	1,733	—	6,733
Corporate debt securities	4,431,765	120,471	(107,614)	4,444,622
Residential mortgage-backed securities	25,629	2,155	(420)	27,364
Collateralized debt securities	7,455	629	(70)	8,014

Total bonds available-for-sale	5,427,831	165,498	(109,413)	5,483,916

Equity securities
Common stock	794,839	718,225	(22,035)	1,491,029
Preferred stock	15,987	7,964	(1)	23,950

Total equity securities	810,826	726,189	(22,036)	1,514,979

Total investments in securities	$13,848,077	$1,197,651	$(291,280)	$14,754,448

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2016
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$301,205	$307,473	$223,697	$224,443
Due after one year through five years	3,097,258	3,297,275	1,318,208	1,393,884
Due after five years through ten years	3,937,641	4,014,344	3,466,832	3,535,364
Due after ten years	225,319	239,203	587,138	618,208
Without single maturity date	5,850	5,025	5,000	4,863

Total	$7,567,273	$7,863,320	$5,600,875	$5,776,762

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2016	2015
Proceeds from sales of available-for-sale securities	$15,705	$15,582
Gross realized gains	5,067	6,783
Gross realized losses	124	—

Gains and losses are determined using specific identification of the securities sold. During the three months ended March 31, 2016 and 2015 there were no bonds transferred from held-to-maturity to available-for-sale.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Three months ended March 31,
	2016	2015
Bonds available-for-sale	$119,802	$47,093
Equity securities	(2,308)	(12,435)

Change in net unrealized gains on securities during the year	117,494	34,658
Adjustments for
Deferred policy acquisition costs	(31,463)	(14,048)
Participating policyholders’ interest	(6,012)	(2,882)
Deferred federal income tax expense	(28,046)	(9,892)

Change in net unrealized gains on securities, net of tax	$51,973	$7,836

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	March 31, 2016
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(298)	$4,074	$—	$—	$(298)	$4,074
Corporate debt securities	(57,810)	750,427	(55,327)	332,409	(113,137)	1,082,836
Residential mortgage-backed securities	(37)	7,444	(697)	14,030	(734)	21,474

Total bonds held-to-maturity	(58,145)	761,945	(56,024)	346,439	(114,169)	1,108,384

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(7)	9,507	—	—	(7)	9,507
U.S. states and political subdivisions	(234)	6,800	(6)	2,090	(240)	8,890
Corporate debt securities	(47,354)	756,561	(21,627)	157,966	(68,981)	914,527
Residential mortgage-backed securities	(10)	1,745	(155)	4,787	(165)	6,532
Collateralized debt securities	—	51	(4)	217	(4)	268

Total bonds available-for-sale	(47,605)	774,664	(21,792)	165,060	(69,397)	939,724

Equity securities
Common stock	(23,842)	132,434	—	—	(23,842)	132,434
Preferred stock	—	—	—	—	—	—

Total equity securities	(23,842)	132,434	—	—	(23,842)	132,434

Total	$(129,592)	$1,669,043	$(77,816)	$511,499	$(207,408)	$2,180,542

	December 31, 2015
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(444)	$19,412	$—	$—	$(444)	$19,412
Corporate debt securities	(93,285)	1,912,178	(64,816)	283,469	(158,101)	2,195,647
Residential mortgage-backed securities	(449)	21,275	(837)	14,721	(1,286)	35,996

Total bonds held-to-maturity	(94,178)	1,952,865	(65,653)	298,190	(159,831)	2,251,055

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(34)	18,802	—	—	(34)	18,802
U.S. states and political subdivisions	(1,223)	80,807	(52)	2,569	(1,275)	83,376
Corporate debt securities	(81,638)	1,796,357	(25,976)	90,784	(107,614)	1,887,141
Residential mortgage-backed securities	(228)	15,273	(192)	4,984	(420)	20,257
Collateralized debt securities	(66)	2,115	(4)	253	(70)	2,368

Total bonds available-for-sale	(83,189)	1,913,354	(26,224)	98,590	(109,413)	2,011,944

Equity securities
Common stock	(22,035)	136,694	—	—	(22,035)	136,694
Preferred stock	—	—	(1)	—	(1)	—

Total equity securities	(22,035)	136,694	(1)	—	(22,036)	136,694

Total	$(199,402)	$4,002,913	$(91,878)	$396,780	$(291,280)	$4,399,693

Note 4 – Investment in Securities – (Continued)

As of March 31, 2016, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Bonds distributed by credit quality rating, using both Standard & Poor’s and Moody’s ratings, are shown below:

	March 31, 2016	December 31, 2015
AAA	5.4%	5.4%
AA	11.7	12.0
A	35.5	36.5
BBB	44.3	43.3
BB and below	3.1	2.8

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	March 31, 2016	December 31, 2015
Consumer goods	21.5%	20.5%
Energy and utilities	10.4	10.3
Finance	19.2	20.0
Healthcare	13.5	14.6
Industrials	8.5	8.2
Information technology	18.1	17.8
Other	8.8	8.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location are as follows:

	March 31, 2016	December 31, 2015
East North Central	18.7%	18.8%
East South Central	4.9	4.8
Mountain	11.7	11.6
Pacific	13.4	10.7
South Atlantic	17.2	18.8
West South Central	28.7	29.0
Other	5.4	6.3

Total	100.0%	100.0%

For the quarter ended March 31, 2016, American National foreclosed on no loans. As of March 31, 2016 one loan was in the process of foreclosure with a recorded investment of $2,450,000. For the year ended December 31, 2015, American National foreclosed on three loans with a recorded investment totaling $24,333,000, and one was in the process of foreclosure with a recorded investment of $2,450,000. American National sold no loans for the three months ended March 31, 2016 and one loan with a recorded investment of $2,702,000 resulting in a realized loss of $1,602,000 for the year ended December 31, 2015.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
March 31, 2016
Industrial	$—	$—	$—	$—	$778,077	$778,077	21.0
Office	6,406	—	2,450	8,856	1,259,282	1,268,138	34.2
Retail	—	—	—	—	583,408	583,408	15.7
Other	—	—	—	—	1,074,991	1,074,991	29.1

Total	$6,406	$—	$2,450	$8,856	$3,695,758	$3,704,614	100.0

Allowance for loan losses						(11,403)

Total, net of allowance						$3,693,211

December 31, 2015
Industrial	$—	$—	$—	$—	$704,426	$704,426	20.1
Office	—	5,883	2,450	8,333	1,252,484	1,260,817	36.1
Retail	19,088	—	—	19,088	583,810	602,898	17.2
Other	—	—	—	—	928,034	928,034	26.6

Total	$19,088	$5,883	$2,450	$27,421	$3,468,754	$3,496,175	100.0

Allowance for loan losses						(12,895)

Total, net of allowance						$3,483,280

Total mortgage loans are net of unamortized discounts of $399,000 and $452,000 and unamortized origination fees of $23,113,000 and $22,637,000 at March 31, 2016 and December 31, 2015, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands):

	Three months ended March 31,
	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment
Beginning balance 2016	$10,716	$2,179
Change in allowance	194	(1,686)

Ending balance 2016	$10,910	$493

At March 31, 2016 and December 31, 2015, the recorded investment for loans collectively evaluated for impairment was $3,675,801,000 and $3,442,211,000, respectively. The recorded investment for loans individually evaluated for impairment was $28,813,000 and $53,964,000, respectively.

Note 5 – Mortgage Loans – (Continued)

Loans individually evaluated for impairment with and without an allowance recorded are shown below (in thousands):

	Three months ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With an allowance
Office	$—	$—	$9,979	$209
Industrial	—	—	1,100	37

Total	$—	$—	$11,079	$246

Without an allowance
Office	$28,952	$457	$20,996	$341

Total	$28,952	$457	$20,996	$341

	March 31, 2016		December 31, 2015
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
With an allowance
Office	$—	$—	$16,168	$17,855

Total	$—	$—	$16,168	$17,855

Without an allowance
Office	$28,813	$28,813	$29,091	$29,091
Retail	—	—	8,705	8,705

Total	$28,813	$28,813	$37,796	$37,796

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

There were no mortgage loans placed into troubled debt restructuring during the three months ended March 31, 2016 and 2015, respectively.

Note 6 – Investment Real Estate

Investment real estate by property-type and geographic distribution are as follows:

	March 31, 2016	December 31, 2015
Industrial	9.7%	10.9%
Office	38.0	38.1
Retail	37.7	37.0
Other	14.6	14.0

Total	100.0%	100.0%

	March 31, 2016	December 31, 2015
East North Central	7.3%	11.4%
East South Central	3.6	3.6
Mountain	12.4	12.6
Pacific	5.7	5.6
South Atlantic	14.1	10.1
West South Central	51.0	50.7
Other	5.9	6.0

Total	100.0%	100.0%

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2016 or 2015.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	March 31, 2016	December 31, 2015
Investment real estate	$173,244	$174,264
Short-term investments	1	1
Cash and cash equivalents	3,842	3,855
Accrued investment income	—	557
Other receivables	6,812	8,101
Other assets	10,093	8,210

Total assets of consolidated VIEs	$193,992	$194,988

Notes payable	$135,975	$128,436
Other liabilities	16,425	19,436

Total liabilities of consolidated VIEs	$152,400	$147,872

Note 6 – Investment Real Estate – (Continued)

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $36,924,000 and $34,699,000 at March 31, 2016 and December 31, 2015, respectively. The total long-term portion of notes payable, $98,293,000, consists of four notes with the following interest rates: 4.0%, one note with adjusted LIBOR plus LIBOR margin, one note at LIBOR, and one note at the lessor of the Prime Rate or the highest rate permitted by law. Of the long-term notes payable, two notes will mature in 2018 and two notes will mature beyond 5 years. The current portion of notes payable, $37,682,000, maturing in 2016 and 2017, consists of two notes with the following interest: prime plus 0.5%, and a loan with adjusted LIBOR plus LIBOR margin.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$240,681	$240,681	$236,816	$236,816
Mortgage loans	317,530	317,530	212,228	212,228
Accrued investment income	1,172	1,172	661	661

As of March 31, 2016, no real estate investments were classified as held for sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	March 31, 2016			December 31, 2015
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	422	$1,242,000	$123,761	419	$1,200,600	$123,007
Equity-indexed embedded derivative	Policyholders’ account balances	54,091	1,122,600	258,267	51,815	1,067,600	242,412

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended March 31,
		2016	2015
Equity-indexed options	Net investment income	$(3,639)	$1,131
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	2,552	(1,196)

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended March 31,
	2016	2015
Bonds	$140,193	$143,741
Equity securities	9,279	8,467
Mortgage loans	48,002	49,499
Real estate	(1,874)	(1,753)
Options	(3,639)	1,131
Other invested assets	4,093	8,128

Total	$196,054	$209,213

Realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2016	2015
Bonds	$2,739	$1,298
Equity securities	4,865	28,627
Mortgage loans	1,492	(524)
Real estate	—	9,911
Other invested assets	(34)	(10)

Total	$9,062	$39,302

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended March 31,
	2016	2015
Equity securities	(3,476)	(25)

Total	$(3,476)	$(25)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,567,273	$7,863,320	$7,609,420	$7,755,553
Fixed maturity securities, bonds available-for-sale	5,776,762	5,776,762	5,483,916	5,483,916
Equity securities	1,510,495	1,510,495	1,514,979	1,514,979
Equity-indexed options	123,761	123,761	123,007	123,007
Mortgage loans on real estate, net of allowance	3,693,211	3,772,509	3,483,280	3,621,978
Policy loans	405,604	405,604	407,491	407,491
Short-term investments	312,306	312,306	460,612	460,612
Separate account assets	899,750	899,750	918,446	918,446

Total financial assets	$20,289,162	$20,664,507	$20,001,151	$20,285,982

Financial liabilities
Investment contracts	$8,825,987	$8,825,987	$8,787,376	$8,787,376
Embedded derivative liability for equity-indexed contracts	258,267	258,267	242,412	242,412
Notes payable	135,975	135,975	128,436	128,436
Separate account liabilities	899,750	899,750	918,446	918,446

Total financial liabilities	$10,119,979	$10,119,979	$10,076,670	$10,076,670

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At March 31, 2016 and December 31, 2015, the one year implied volatility used to estimate embedded derivative value was 16.4% and 17.5%, respectively.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$348,923	$—	$348,923	$—
Foreign governments	5,039	—	5,039	—
Corporate debt securities	7,206,221	—	7,125,502	80,719
Residential mortgage-backed securities	286,201	—	285,274	927
Collateralized debt securities	1,389	—	—	1,389
Other debt securities	15,547	—	12,222	3,325

Total bonds held-to-maturity	7,863,320	—	7,776,960	86,360

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,027	—	25,027	—
U.S. states and political subdivisions	999,857	—	997,377	2,480
Foreign governments	6,918	—	6,918	—
Corporate debt securities	4,711,268	—	4,696,574	14,694
Residential mortgage-backed securities	25,624	—	23,138	2,486
Collateralized debt securities	8,068	—	6,039	2,029

Total bonds available-for-sale	5,776,762	—	5,755,073	21,689

Equity securities
Common stock	1,481,451	1,481,451	—	—
Preferred stock	29,044	29,044	—	—

Total equity securities	1,510,495	1,510,495	—	—

Options	123,761	—	—	123,761
Mortgage loans on real estate	3,772,509	—	3,772,509	—
Policy loans	405,604	—	—	405,604
Short-term investments	312,306	—	312,306	—
Separate account assets	899,750	—	899,750	—

Total financial assets	$20,664,507	$1,510,495	$18,516,598	$637,414

Financial liabilities
Investment contracts	$8,825,987	$—	$—	$8,825,987
Embedded derivative liability for equity-indexed contracts	258,267	—	—	258,267
Notes payable	135,975	—	—	135,975
Separate account liabilities	899,750	—	899,750	—

Total financial liabilities	$10,119,979	$—	$899,750	$9,220,229

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$346,517	$—	$346,517	$—
Foreign governments	4,968	—	4,968	—
Corporate debt securities	7,091,670	—	7,010,165	81,505
Residential mortgage-backed securities	294,200	—	293,267	933
Collateralized debt securities	2,024	—	2,024	—
Other debt securities	16,174	—	12,355	3,819

Total bonds held-to-maturity	7,755,553	—	7,669,296	86,257

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,692	—	24,692	—
U.S. states and political subdivisions	972,491	—	969,996	2,495
Foreign governments	6,733	—	6,733	—
Corporate debt securities	4,444,622	—	4,431,263	13,359
Residential mortgage-backed securities	27,364	—	24,958	2,406
Collateralized debt securities	8,014	—	6,144	1,870

Total bonds available-for-sale	5,483,916	—	5,463,786	20,130

Equity securities
Common stock	1,491,029	1,491,029	—	—
Preferred stock	23,950	23,950	—	—

Total equity securities	1,514,979	1,514,979	—	—

Options	123,007	—	—	123,007
Mortgage loans on real estate	3,621,978	—	3,621,978	—
Policy loans	407,491	—	—	407,491
Short-term investments	460,612	—	460,612	—
Separate account assets	918,446	—	918,446	—

Total financial assets	$20,285,982	$1,514,979	$18,134,118	$636,885

Financial liabilities
Investment contracts	$8,787,376	$—	$—	$8,787,376
Embedded derivative liability for equity-indexed contracts	242,412	—	—	242,412
Notes payable	128,436	—	—	128,436
Separate account liabilities	918,446	—	918,446	—

Total financial liabilities	$10,076,670	$—	$918,446	$9,158,224

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended March 31,
	Assets		Liability
	Investment	Equity-Indexed	Embedded
	Securities	Options	Derivative
Beginning balance, 2016	$20,130	$123,007	$242,412
Total realized and unrealized investment gains (losses) included in other comprehensive income	159	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain (loss) for derivatives included in net investment income	—	(3,639)	—
Net change included in interest credited	—	—	(2,552)
Purchases, sales and settlements or maturities
Purchases	—	5,293	—
Sales	—	—	—
Settlements or maturities	(13)	(900)	—
Premiums less benefits	—	—	18,407
Gross transfers into Level 3	1,413	—	—
Gross transfers out of Level 3	—	—	—

Ending balance March 31, 2016	$21,689	$123,761	$258,267

Beginning balance, 2015	$64,433	$189,449	$208,187
Total realized and unrealized investment gains (losses) included in other comprehensive income	937	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain (loss) for derivatives included in net investment income	—	(743)	—
Net change included in interest credited	—	—	1,196
Purchases, sales and settlements or maturities
Purchases	—	3,763	—
Sales	(61)	—	—
Settlements or maturities	(10)	(4,463)	—
Premiums less benefits	—	—	(971)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	—	—	—

Ending balance March 31, 2015	$65,299	$188,006	$208,412

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $5,401,000 relating to assets still held at March 31, 2016 and losses of $3,309,000 at March 31, 2015.

There were no transfers between Level 1 and Level 2 fair value hierarchies. The transfers into Level 3 during the three months ended March 31, 2016 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property
	Life	Annuity	& Health	& Casualty	Total
Beginning balance, 2016	$756,023	$411,206	$44,390	$113,050	$1,324,669

Additions	25,217	20,946	3,980	64,214	114,357
Amortization	(22,171)	(17,023)	(5,553)	(65,017)	(109,764)
Effect of change in unrealized gains on available-for-sale securities	(6,294)	(25,169)	—	—	(31,463)

Net change	(3,248)	(21,246)	(1,573)	(803)	(26,870)

Ending balance at March 31, 2016	$752,775	$389,960	$42,817	$112,247	$1,297,799

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2016	2015
Unpaid claims balance, beginning	$1,104,302	$1,132,394
Less reinsurance recoverables	217,337	245,906

Net beginning balance	886,965	886,488

Incurred related to
Current	252,781	239,128
Prior years	(7,806)	(12,100)

Total incurred claims	244,975	227,028

Paid claims related to
Current	101,995	98,382
Prior years	129,200	124,534

Total paid claims	231,195	222,916

Net balance	900,745	890,600
Plus reinsurance recoverables	202,386	236,370

Unpaid claims balance, ending	$1,103,131	$1,126,970

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $7,806,000 during the first three months of 2016 and decreased by approximately $12,100,000 during the first three months of 2015, reflecting lower-than-anticipated losses in the commercial auto, other liability and multi-peril lines of business.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2016		2015
	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$8,556	35.0%	$51,780	35.0%
Tax-exempt investment income	(1,972)	(8.1)	(1,879)	(1.3)
Tax-exempt restructuring	(10,167)	(41.6)	—	—
Dividend exclusion	(2,347)	(9.6)	(2,083)	(1.4)
Miscellaneous tax credits, net	(2,251)	(9.2)	(1,931)	(1.3)
Low income housing tax credit expense	1,294	5.3	1,264	0.9
Interest expense	2,560	10.5	—	—
Other items, net	257	1.0	(1,461)	(1.0)

Total	$(4,070)	(16.7)%	$45,690	30.9%

American National made income tax payments of $5,952,000 and $370,000 during the three months ended March 31, 2016 and 2015, respectfully. In the first quarter of 2016, the Company recognized a $10,167,000 tax benefit associated with the reduction of a deferred tax liability, when a determination was made that no tax would be due on the restructuring of a subsidiary ownership interest.

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of March 31, 2016 and 2015. There are no ordinary loss tax carryforwards that will expire by December 31, 2016.

The statute of limitations for the examination of federal income tax returns by the Internal Revenue Service for years 2006 to 2009 has been extended. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established, however, management has accrued interest in the amount of $2.6 million, net of tax, in the first quarter of 2016 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance, 2016	$453,434	$(97,889)	$(2,925)	$352,620

Amounts reclassified from AOCI (net of tax expense $5,496 and expense $1,012)	10,208	1,879	—	12,087
Unrealized holding gains arising during the period (net of tax expense $35,626)	66,164	—	—	66,164
Unrealized adjustment to DAC (net of tax benefit $10,972)	(20,491)	—	—	(20,491)
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax benefit $2,104)	(3,908)	—	—	(3,908)
Foreign currency adjustment (net of tax benefit $6)	—	—	(12)	(12)

Ending balance at March 31, 2016	$505,407	$(96,010)	$(2,937)	$406,460

Beginning balance, 2015	568,151	(76,074)	(1,295)	490,782
Amounts reclassified from AOCI (net of tax benefit $7,502 and expense $777)	(21,184)	1,443	—	(19,741)
Unrealized holding gains arising during the period (net of tax expense $23,320)	40,024	—	—	40,024
Unrealized adjustment to DAC (net of tax benefit $4,917)	(9,131)	—	—	(9,131)
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax benefit $1,009)	(1,873)	—	—	(1,873)
Foreign currency adjustment (net of tax benefit $990)	—	—	(1,838)	(1,838)

Ending balance at March 31, 2015	$575,987	$(74,631)	$(3,133)	$498,223

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31, 2016	December 31, 2015
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,918,231)	(3,937,993)

Outstanding shares	26,914,218	26,894,456
Restricted shares	(76,000)	(76,000)

Unrestricted outstanding shares	26,838,218	26,818,456

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	38,092	$115.18	76,000	$110.73	135,725	$103.73
Granted	—	—	—	—	36,849	103.58
Exercised	(1,267)	96.31	—	—	(65,734)	99.99
Forfeited	—	—	—	—	(182)	105.75
Expired	(4,200)	116.48	—	—	—	—

Outstanding at March 31, 2016	32,625	$115.74	76,000	$110.73	106,658	$105.98

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	1.06	3.34	2.13
Exercisable shares	32,625	N/A	N/A
Weighted-average exercise price	$115.74	$110.73	$105.98
Weighted-average exercise price exercisable shares	115.74	N/A	N/A
Compensation expense (credit)
Three months ended March 31, 2016	$33,000	$210,000	$4,102,000
Three months ended March 31, 2015	(77,000)	377,000	3,180,000
Fair value of liability award
March 31, 2016	$67,000	N/A	$20,823,000
December 31, 2015	37,000	N/A	19,415,000

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares.

	Three months ended March 31,
	2016	2015
Weighted average shares outstanding	26,909,511	26,818,215
Incremental shares from RS awards and RSUs	56,456	146,135

Total shares for diluted calculations	26,965,967	26,964,350

Net income attributable to American National (in thousands)	$29,316	$102,982
Basic earnings per share	$1.09	$3.84
Diluted earnings per share	1.09	3.82

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2016 and December 31, 2015, American National Insurance Company’s statutory capital and surplus was $2,921,096,000 and $2,925,935,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2016 and December 31, 2015, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $67,115,000 and $64,991,000 at March 31, 2016 and March 31, 2015, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31, 2016	December 31, 2015
Statutory capital and surplus
Life insurance entities	$1,893,485	$1,900,939
Property and casualty insurance entities	1,036,577	1,033,942

	Three months ended March 31,
	2016	2015
Statutory net income
Life insurance entities	$3,927	$46,094
Property and casualty insurance entities	4,548	15,048

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

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at March 31, 2016 and December 31, 2015.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $2,638,000 and $3,439,000 at March 31, 2016 and December 31, 2015, respectively.

Note 15 – Segment Information

Management organizes the business into five operating segments:

•	Life—markets whole, term, universal, indexed and variable life insurance on a national basis primarily through career, multiple-line, and independent agents as well as direct marketing channels.

•	Annuity—offers fixed, indexed, and variable annuity products. These products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.

•	Health—primary lines of business are Medicare Supplement, stop loss, other supplemental health products and credit disability insurance. Health products are typically distributed through independent agents and managing general underwriters.

Note 15 – Segment Information – (Continued)

•	Property and Casualty—writes personal, agricultural and targeted commercial coverages and credit-related property insurance. These products are primarily sold through multiple-line and independent agents.

•	Corporate and Other—consists of net investment income from investments not allocated to the insurance segments and revenues from non-insurance operations.

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Three months ended March 31,
	2016	2015
Life	$(3,481)	$8,199
Annuity	17,971	17,113
Health	(634)	7,543
Property and Casualty	6,990	10,222
Corporate and Other	2,662	48,282

Total	$23,508	$91,359

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at March 31, 2016, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $727,320,000 of which $578,084,000 is expected to be funded in 2016 with the remainder funded in 2017 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2016 and December 31, 2015, the outstanding letters of credit were $9,501,000, and there were no borrowings on this facility. This facility expires on October 30, 2016. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan,

Note 16 – Commitments and Contingencies – (Continued)

American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2016, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $211,503,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Three months ended March 31,		March 31,	December 31,
Related Party	Financial Statement Line Impacted	2016	2015	2016	2015
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$347	$323	$4,835	$5,182
Gal-Tex Hotel Corporation	Net investment income	92	116	29	31
Greer, Herz & Adams, LLP	Other operating expenses	2,550	1,964	(418)	(274)

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

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2016 and 2015 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016, and they include among others:

•	Economic & Investment Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

•	fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;

•	lack of liquidity for certain of our investments;

•	risk of investment losses and defaults;

•	Operational Risk Factors

•	differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for product pricing, establishing liabilities and reserves or for other purposes;

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplement healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	significant changes in government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions; and

•	control of our company by a small number of stockholders.

Overview

Chartered in 1905, we are a diversified insurance and financial services company offering a broad spectrum of insurance products in all 50 states, the District of Columbia and Puerto Rico. Our headquarters are in Galveston, Texas.

General Trends

American National had no material changes to the general trends, as discussed in the MD&A included in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016. There have been no material changes in accounting policies since December 31, 2015.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2016	2015	Change
Premiums and other revenues
Premiums	$490,999	$441,843	$49,156
Other policy revenues	64,347	57,524	6,823
Net investment income	196,054	209,213	(13,159)
Realized investments gains (losses), net	5,586	39,277	(33,691)
Other income	7,984	8,710	(726)

Total premiums and other revenues	764,970	756,567	8,403

Benefits, losses and expenses
Policyholder benefits	182,018	142,371	39,647
Claims incurred	244,250	224,049	20,201
Interest credited to policyholders’ account balances	76,527	75,753	774
Commissions for acquiring and servicing policies	112,884	93,115	19,769
Other operating expenses	130,376	123,458	6,918
Change in deferred policy acquisition costs (1)	(4,593)	6,462	(11,055)

Total benefits and expenses	741,462	665,208	76,254

Income before other items and federal income taxes	$23,508	$91,359	$(67,851)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was amortized and represents an increase to expenses in the period indicated.

Consolidated earnings decreased during the three months ended March 31, 2016 compared to 2015 primarily due to decreases in realized investment gains and net investment income, as well as increases in policyholder benefits and claims incurred.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2016	2015	Change
Premiums and other revenues
Premiums	$75,117	$72,082	$3,035
Other policy revenues	61,608	54,426	7,182
Net investment income	54,184	57,614	(3,430)
Other income	593	423	170

Total premiums and other revenues	191,502	184,545	6,957

Benefits, losses and expenses
Policyholder benefits	100,771	88,004	12,767
Interest credited to policyholders’ account balances	16,085	15,788	297
Commissions for acquiring and servicing policies	29,794	27,316	2,478
Other operating expenses	51,379	52,652	(1,273)
Change in deferred policy acquisition costs (1)	(3,046)	(7,414)	4,368

Total benefits and expenses	194,983	176,346	18,637

Income before other items and federal income taxes	$(3,481)	$8,199	$(11,680)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Premiums and other revenues

Premiums increased during the three months ended March 31, 2016 compared to 2015 primarily due to continued renewal growth in our term products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase in other policy revenues during the three months ended March 31, 2016 compared to 2015 is attributable to an increase in mortality charges resulting from an increase in insurance in-force.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended March 31,
	2016	2015	Change
Traditional Life	$13,539	$14,198	$(659)
Universal Life	4,158	3,331	827
Indexed UL	5,078	5,058	20
Variable UL	—	4	(4)

Total Recurring	$22,775	$22,591	$184

Single and excess	$423	$351	$72
Credit life	880	959	(79)

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

Life insurance sales increased slightly during the three months ended March 31, 2016 compared to 2015. Universal life sales were the main driver of the increase but were partially offset by lower sales of traditional life products.

Benefits, losses and expenses

Policyholder benefits increased during the three months ended March 31, 2016 compared to 2015 primarily due to an increase in claims.

Commissions increased slightly during the three months ended March 31, 2016 compared to 2015 primarily due to increased sales of universal life products.

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2016	2015	Change
Acquisition cost capitalized	$25,217	$25,038	$179
Amortization of DAC	(22,171)	(17,624)	(4,547)

Change in DAC	$3,046	$7,414	$(4,368)

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	March 31, 2016	December 31, 2015	Change
Life insurance in-force
Traditional life	$64,291,076	$63,336,601	$954,475
Interest-sensitive life	27,060,675	26,858,051	202,624

Total life insurance in-force	$91,351,751	$90,194,652	$1,157,099

The following table summarizes changes in the Life segment’s number of policies in-force:

	March 31, 2016	December 31, 2015	Change
Number of policies in-force
Traditional life	1,874,556	1,890,600	(16,044)
Interest-sensitive life	215,125	212,851	2,274

Total number of policies	2,089,681	2,103,451	(13,770)

Total life insurance in-force increased during the three months ended March 31, 2016 compared to December 31, 2015, while the total number of policies decreased for the same periods, reflecting the transition to fewer but higher face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2016	2015	Change
Premiums and other revenues
Premiums	$70,208	$41,443	$28,765
Other policy revenues	2,739	3,098	(359)
Net investment income	116,896	119,662	(2,766)
Other income	960	870	90

Total premiums and other revenues	190,803	165,073	25,730

Benefits, losses and expenses
Policyholder benefits	81,247	54,367	26,880
Interest credited to policyholders’ account balances	60,442	59,965	477
Commissions for acquiring and servicing policies	21,908	9,105	12,803
Other operating expenses	13,158	13,049	109
Change in deferred policy acquisition costs (1)	(3,923)	11,474	(15,397)

Total benefits and expenses	172,832	147,960	24,872

Income before other items and federal income taxes	$17,971	$17,113	$858

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings were relatively flat during the three months ended March 31, 2016 compared to 2015.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2016	2015	Change
Fixed deferred annuity	$184,156	$47,559	$136,597
Single premium immediate annuity	78,612	49,610	29,002
Equity-indexed deferred annuity	141,979	52,147	89,832
Variable deferred annuity	19,889	26,463	(6,574)

Total premium and deposits	424,636	175,779	248,857
Less: Policy deposits	354,428	134,336	220,092

Total earned premiums	$70,208	$41,443	$28,765

Fixed deferred and equity-indexed annuity sales increased significantly during the three months ended March 31, 2016 compared to 2015. During the third quarter of 2015, the Company marketed enhanced annuity crediting rates for certain products, which were well received by the market and increased sales.

Single premium immediate annuity (SPIA) sales, which tend to vary with market conditions, increased during the three months ended March 31, 2016 compared to 2015.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2016	2015
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$8,880,448	$8,873,397
Net inflows	253,769	84,013
Surrenders	(202,981)	(333,931)
Fees	(1,506)	(1,573)
Interest credited	57,558	58,328

Account value, end of period	$8,987,288	$8,680,234

Single premium immediate annuity
Reserve, beginning of period	$1,398,481	$1,274,664
Net inflows	38,768	12,880
Interest and mortality	14,031	14,377

Reserve, end of period	$1,451,280	$1,301,921

Variable deferred annuity
Account value, beginning of period	$417,821	$494,516
Net inflows	19,070	25,551
Surrenders	(24,499)	(52,014)
Fees	(1,167)	(1,429)
Change in market value and other	(3,468)	30,663

Account value, end of period	$407,757	$497,287

Variable annuity premiums have shown a declining trend in recent years. These net inflows are mostly renewal and first year deposits into group unallocated separate account funds with no minimum guarantees. A small proportion of the variable annuity premium is renewal deposits into a closed block of older retail variable annuities that do have guaranteed minimum death benefits, but with minimal risk exposure. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $1.0 million and $0.9 million as of March 31, 2016 and 2015, respectively.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for single premium immediate annuity contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. The level of benefits for the three months ended March 31, 2016 and 2015, was commensurate with increases in SPIA premium during these periods.

Commissions increased during the three months ended March 31, 2016 compared to 2015 driven by the increase in fixed deferred and equity-indexed annuity sales.

Other operating expenses were relatively flat during the three months ended March 31, 2016 compared to 2015.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2016	2015	Change
Acquisition cost capitalized	$20,946	$8,955	$11,991
Amortization of DAC	(17,023)	(20,429)	3,406

Change in DAC	$3,923	$(11,474)	$15,397

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the three months ended March 31, 2016 and 2015 were 34.7%, and 39.7%, respectively. The decrease in the 2016 ratio was directly related to lower surrenders.

Options and Derivatives

The S&P 500 Index return increased by approximately 0.8% and 0.4% in the three months ended March 31, 2016 and 2015, respectively. This change led to a decrease in the option return of $3.9 million during the three months ended March 31, 2016 compared to 2015, partially offset by a $3.3 million decrease in the related equity-indexed embedded derivative, for a net decrease in earnings of $0.6 million.

Net investment income without option return increased during the three months ended March 31, 2016 compared to 2015, primarily due to higher aggregate account values.

The following table summarizes the incremental impact of the investment performance of equity-indexed options or “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended March 31,
	2016	2015	Change
Net investment income
Without option return	$119,953	$118,837	$1,116
Option return	(3,057)	825	(3,882)
Interest credited to policy account balances
Without embedded derivatives	62,751	58,958	3,793
Equity-indexed annuity embedded derivatives	(2,309)	1,007	(3,316)

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2016	2015	Change
Premiums and other revenues
Premiums	$42,313	$51,837	$(9,524)
Net investment income	2,449	2,653	(204)
Other income	4,179	4,569	(390)

Total premiums and other revenues	48,941	59,059	(10,118)

Benefits, losses and expenses
Claims incurred	32,292	31,797	495
Commissions for acquiring and servicing policies	4,878	7,191	(2,313)
Other operating expenses	10,832	11,403	(571)
Change in deferred policy acquisition costs (1)	1,573	1,125	448

Total benefits and expenses	49,575	51,516	(1,941)

Income before other items and federal income taxes	$(634)	$7,543	$(8,177)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased significantly during the three months ended March 31, 2016 compared to 2015, primarily due to decreasing policies in-force, compounded by claims activity that remained relatively flat in comparison to a large decrease in premiums.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2016		2015
Medicare Supplement	$17,640	41.7%	$19,863	38.3%
Medical expense	3,700	8.7	4,572	8.8
Group health	8,231	19.5	9,370	18.1
Credit accident and health	2,791	6.6	3,270	6.3
MGU	3,419	8.1	5,301	10.2
Supplemental Insurance	5,257	12.4	7,880	15.2
All other	1,275	3.0	1,581	3.1

Total	$42,313	100.0%	$51,837	100.0%

Earned premiums decreased during the three months ended March 31, 2016 compared to 2015, primarily due to risk management initiatives related to the MGU business that significantly decreased sales. Supplemental insurance sales began to see an increase when compared to the previous calendar quarter, as the supplemental product portfolio became more widely approved and distributed; however, the increase was not able to offset the continued shrinkage of in-force policies.

Our in-force certificates or policies as of the dates indicated are as follows:

	Three months ended March 31,
	2016		2015
Medicare Supplement	34,365	6.5%	36,878	6.1%
Medical expense	2,477	0.5	3,027	0.5
Group	16,756	3.2	16,856	2.8
Credit accident and health	196,104	37.2	216,684	35.7
MGU	179,406	34.1	226,361	37.3
Supplemental Insurance	61,097	11.6	67,124	11.1
All other	36,408	6.9	40,346	6.5

Total	526,613	100.0%	607,276	100.0%

Total in-force policies decreased during the three months ended March 31, 2016 compared to 2015, primarily due to levels of lapsation that were greater than new sales, and the continued shrinkage of the closed Medical Expense and All Other blocks.

Benefits, losses and expenses

Claims incurred remained at similar levels when comparing the first quarter of 2016 to the same period in 2015, but with the decrease in premium, the percentage of benefits to premiums rose. The decrease in commissions is a result of the lower sales.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2016	2015	Change
Acquisition cost capitalized	$3,980	$3,954	$26
Amortization of DAC	(5,553)	(5,079)	(474)

Change in DAC	$(1,573)	$(1,125)	$(448)

The change in DAC had a larger impact on expenses during the period due to declining commission expense deferral.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2016	2015	Change
Premiums and other revenues
Net premiums written	$313,345	$286,944	$26,401

Net premiums earned	$303,361	$276,481	$26,880
Net investment income	14,912	14,406	506
Other income	990	1,140	(150)

Total premiums and other revenues	319,263	292,027	27,236

Benefits, losses and expenses
Claims incurred	211,958	192,252	19,706
Commissions for acquiring and servicing policies	56,306	49,503	6,803
Other operating expenses	43,206	38,773	4,433
Change in deferred policy acquisition costs (1)	803	1,277	(474)

Total benefits and expenses	312,273	281,805	30,468

Income before other items and federal income taxes	$6,990	$10,222	$(3,232)

Loss ratio	69.9%	69.5%	0.4
Underwriting expense ratio	33.1	32.4	0.7

Combined ratio	103.0%	101.9%	1.1

Impact of catastrophe events on combined ratio	7.4	4.5	2.9

Combined ratio without impact of catastrophe events	95.6%	97.4%	(1.8)

Gross catastrophe losses	$22,327	$12,630	$9,697
Net catastrophe losses	22,143	12,485	9,658

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results decreased during the three months ended March 31, 2016 compared to 2015 primarily due to a return to more typical first quarter wind and hail losses in 2016 from a low amount in the first quarter of 2015 and larger claims related to the automobile lines of business during the first quarter of 2016.

Premiums and other revenues

Net premiums written and earned increased during the three months ended March 31, 2016 compared to 2015 for all major lines of business. The largest increases were in the collateral protection and personal automobile lines of business.

Benefits, losses and expenses

Commissions for acquiring and servicing policies increased during the three months ended March 31, 2016 compared to 2015, primarily as a result of the growth of the collateral protection and mortgage security insurance lines of business.

Operating expenses increased during the three months ended March 31, 2016 compared to 2015 as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 54.5% of net premiums written; (ii) Commercial products, which focus primarily on agricultural and other markets, representing 34.0% of net premiums written; and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 11.5% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2016	2015	Change
Net premiums written
Automobile	$110,043	$103,675	$6,368
Homeowner	49,879	47,722	2,157
Other Personal	10,944	10,525	419

Total net premiums written	$170,866	$161,922	$8,944

Net premiums earned
Automobile	$103,869	$98,993	$4,876
Homeowner	55,959	54,692	1,267
Other Personal	10,366	9,886	480

Total net premiums earned	$170,194	$163,571	$6,623

Loss ratio
Automobile	81.8%	76.6%	5.2
Homeowner	65.3	62.2	3.1
Other Personal	34.2	75.0	(40.8)
Personal line loss ratio	73.5%	71.7%	1.8
Combined Ratio
Automobile	109.0%	101.9%	7.1
Homeowner	95.2	89.7	5.5
Other Personal	62.1	101.7	(39.6)
Personal line combined ratio	101.6%	97.8%	3.8

Automobile: Net premiums written and earned increased in our personal automobile line during the three months ended March 31, 2016 compared to 2015, due to an increase of policies in force and improved rate adequacy. The loss and combined ratio increased during the three months ended March 31, 2016 compared to 2015, primarily due to an increase in larger claims compared to the prior year.

Homeowner: Net premiums written and earned increased during the three months ended March 31, 2016 compared to 2015, primarily due to increases in sales of homeowner products to renters. The combined ratio increased during the three months ended March 31, 2016 compared to 2015, due to increases in wind and hail claims compared to the prior year.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss ratio decreased during the three months ended March 31, 2016 compared to 2015 due to unusually low claim activity in 2016.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2016	2015	Change
Net premiums written
Other Commercial	$45,612	$44,013	$1,599
Agricultural Business	32,908	30,280	2,628
Automobile	27,964	26,535	1,429

Total net premiums written	$106,484	$100,828	$5,656

Net premiums earned
Other Commercial	$38,709	$36,378	$2,331
Agricultural Business	31,888	29,240	2,648
Automobile	22,696	21,235	1,461

Total net premiums earned	$93,293	$86,853	$6,440

Loss ratio
Other Commercial	69.5%	67.2%	2.3
Agricultural Business	79.6	87.5	(7.9)
Automobile	74.1	73.3	0.8
Commercial line loss ratio	74.1%	75.5%	(1.4)
Combined ratio
Other Commercial	101.8%	96.2%	5.6
Agricultural Business	118.0	126.3	(8.3)
Automobile	99.0	99.1	(0.1)
Commercial line combined ratio	106.6%	107.0%	(0.4)

Other Commercial: Net premiums written and earned increased during the three months ended March 31, 2016 compared to 2015 primarily due to increased sales of mortgage security insurance. Increases in the loss and combined ratios for the three months ended March 31, 2016 compared to 2015 are primarily due to increased claim activity on the business owners’ policy line of business.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three months ended March 31, 2016 compared to 2015, primarily as a result of improved rate adequacy. The loss and combined ratio decreased during the three months ended March 31, 2016 compared to 2015 primarily due to a decrease in catastrophe losses.

Automobile: Net premiums written and earned increased during the three months ended March 31, 2016 compared to 2015, primarily due to improved rate adequacy. The loss ratio increased during the three months ended March 31, 2016 compared to 2015, primarily due to an increase in average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2016	2015	Change
Net premiums written	$35,995	$24,194	$11,801
Net premiums earned	39,874	26,057	13,817
Loss ratio	44.7%	36.0%	8.7%
Combined ratio	102.5%	107.5%	(5.0)%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during the three months ended March 31, 2016 compared to 2015, primarily due to increases in our collateral protection business. The loss ratio increased during the three months ended March 31, 2016 compared to 2015, primarily due to an increase in claims in our collateral protection and guaranteed auto protection business lines.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2016	2015	Change
Other revenues
Net investment income	$7,613	$14,878	$(7,265)
Realized investment gains, net	5,586	39,277	(33,691)
Other Income	1,262	1,708	(446)

Total other revenues	14,461	55,863	(41,402)

Benefits, losses and expenses
Commissions	(2)	—	(2)
Other operating expenses	11,801	7,581	4,220

Total benefits, losses and expenses	11,799	7,581	4,218

Income before other items and federal income taxes	$2,662	$48,282	$(45,620)

Earnings decreased during the three months ended March 31, 2016 compared to 2015 primarily due to a decrease in realized investment gains and net investment income. The decrease in realized investment gains is attributable to a decrease in the sale of equity securities and investment real estate property compared to 2015.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	March 31, 2016		December 31, 2015
Bonds held-to-maturity, at amortized cost	$7,567,273	37.9%	$7,609,420	38.6%
Bonds available-for-sale, at fair value	5,776,762	28.9	5,483,916	27.8
Equity securities, at fair value	1,510,495	7.5	1,514,979	7.7
Mortgage loans, net of allowance	3,693,211	18.4	3,483,280	17.7
Policy loans	405,604	2.0	407,491	2.1
Investment real estate, net of accumulated depreciation	584,459	2.9	581,255	2.9
Short-term investments	312,306	1.6	460,612	2.3
Other invested assets	170,031	0.8	173,042	0.9

Total investments	$20,020,141	100.0%	$19,713,995	100.0%

The increase in our total investments at March 31, 2016 compared to December 31, 2015 was primarily a result of the purchase of bonds available-for-sale and increased mortgage loan activity.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2016, our fixed maturity securities had an estimated fair value of $13.6 billion, which was $0.5 billion, or 3.6%, above amortized cost. At December 31, 2015, our fixed maturity securities had an estimated fair value of $13.2 billion, which was $0.2 billion, or 1.6%, above amortized cost. The estimated fair value for securities, due in one year or less, remained similar at approximately $0.5 billion as of December 31, 2015 and March 31, 2016, primarily as a result of maturities.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	March 31, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$690,467	$739,216	5.4	$681,918	$720,175	5.4
AA	1,496,195	1,595,624	11.7	1,522,300	1,591,496	12.0
A	4,585,276	4,842,133	35.5	4,672,994	4,828,340	36.5
BBB	5,910,949	6,036,287	44.3	5,731,158	5,732,961	43.3
BB and below	485,260	426,822	3.1	428,881	366,497	2.8

Total	$13,168,147	$13,640,082	100.0	$13,037,251	$13,239,469	100.0

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.8% and 4.4% at March 31, 2016 and December 31, 2015, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	% of Fair Value
March 31, 2016
Common Stock	$787,663	$717,630	$(23,842)	$1,481,451	98.1
Preferred Stock	20,987	8,057	—	29,044	1.9

Total	$808,650	$725,687	$(23,842)	$1,510,495	100.0

December 31, 2015
Common Stock	$794,839	$718,225	$(22,035)	$1,491,029	98.4
Preferred Stock	15,987	7,964	(1)	23,950	1.6

Total	$810,826	$726,189	$(22,036)	$1,514,979	100.0

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

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of March 31, 2016, we had $405.6 million in policy loans with a loan to surrender value of 67.0%, and at March 31, 2015, we had $406.4 million in policy loans with a loan to surrender value of 57.7%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $13.2 million during the three months ended March 31, 2016, primarily from decreased interest rates on bonds and a decrease in option income due to lower gains on the S&P 500 index.

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

Net realized gains decreased $30.2 million during the three months ended March 31, 2016 compared to 2015 due to fewer sales in the first quarter of 2016. Other-than-temporary impairment on investment securities decreased $3.5 million during the three months ended March 31, 2016 compared to 2015.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at March 31, 2016 and December 31, 2015 were $0.88 billion and $0.76 billion, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains of available-for-sale securities increased $79.3 million to $971.0 million during the three months ended March 31, 2016, resulting from increases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities changed favorably by $38.2 million, going from $131.4 million at December 31, 2015 to $93.2 million at March 31, 2016. The gross unrealized gains of held-to-maturity securities increased $104.2 million to $410.2 million and gross unrealized losses decreased from $159.8 million at December 31, 2015 to $114.2 million in March 31, 2016.

The fair value of our investment securities is affected by various factors, including volatility of financial markets, changes in interest rates and fluctuations in credit spread. We currently have the ability and intent to hold those securities in unrealized loss positions until a market price recovery or maturity. Further, it is unlikely that we will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time.

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

Changes in interest rates during 2016 and market expectations for potentially higher rates through 2017, although recently tempered due to economic uncertainty, may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Freezing our defined benefit pension plans will lessen the impact of changes in interest rates on our contributions to these plans. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that would have a significant impact to cash flows from operations.

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

Our cash and cash equivalents and short-term investment position decreased from $650.8 million at December 31, 2015 to $461.3 million at March 31, 2016. The decrease relates primarily to a reduction in short-term investments.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	March 31, 2016	December 31, 2015
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,109,760	$4,099,662
AOCI	406,460	352,620

Total American National stockholders’ equity	$4,516,220	$4,452,282

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $36.9 million and $34.7 million at March 31, 2016 and December 31, 2015, respectively.

The changes in our capital resources are summarized below (in thousands):

	Three months ended March 31, 2016
	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$29,316	$—	$29,316
Dividends to shareholders	(21,531)	—	(21,531)
Increase in net unrealized gains	—	51,973	51,973
Defined benefit pension plan adjustment	—	1,879	1,879
Foreign currency transaction and translation adjustment	—	(12)	(12)
Other	2,313	—	2,313

Total	$10,098	$53,840	$63,938

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2016 and December 31, 2015, American National Insurance Company’s statutory capital and surplus was $2,921,096,000 and $2,925,935,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2016 and December 31, 2015, substantially above 200% of the authorized control level.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2015. We expect to have the capacity to pay our obligations as they come due.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
	Name:	James E. Pozzi
	Title:	Chairman of the Board,
President and
Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
	Name:	John J. Dunn, Jr.,
	Title:	Executive Vice President,
Chief Financial Officer

Date: May 06, 2016