Form 10-Q
period 2016-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2016-08-05
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 01, 2016, there were 26,914,218 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,895,093 and $7,755,553)	$7,456,908	$7,609,420
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,582,349 and $5,427,831)	5,894,667	5,483,916
Equity securities, at fair value (Cost $806,541 and $810,826)	1,531,926	1,514,979
Mortgage loans on real estate, net of allowance	3,996,073	3,483,280
Policy loans	388,763	407,491
Investment real estate, net of accumulated depreciation of $221,543 and $212,139	589,497	581,255
Short-term investments	252,431	460,612
Other invested assets	178,659	173,042

Total investments	20,288,924	19,713,995

Cash and cash equivalents	133,889	190,237
Investments in unconsolidated affiliates	456,437	379,348
Accrued investment income	177,215	177,474
Reinsurance recoverables	364,096	413,881
Prepaid reinsurance premiums	62,001	77,907
Premiums due and other receivables	321,638	285,446
Deferred policy acquisition costs	1,281,087	1,324,669
Property and equipment, net	120,426	120,680
Current tax receivable	41,413	4,091
Other assets	139,150	140,788
Separate account assets	900,972	918,446

Total assets	$24,287,248	$23,746,962

LIABILITIES
Future policy benefits
Life	$2,878,392	$2,853,962
Annuity	1,222,077	1,113,057
Accident and health	62,249	65,034
Policyholders’ account balances	11,038,145	10,829,173
Policy and contract claims	1,257,379	1,280,011
Unearned premium reserve	832,703	812,977
Other policyholder funds	326,196	305,836
Liability for retirement benefits	199,127	207,635
Notes payable	140,239	128,436
Deferred tax liabilities, net	299,355	219,295
Other liabilities	513,019	550,629
Separate account liabilities	900,972	918,446

Total liabilities	19,669,853	19,284,491

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,914,218 and 26,894,456 shares	30,832	30,832
Additional paid-in capital	15,950	13,689
Accumulated other comprehensive income	488,082	352,620
Retained earnings	4,175,524	4,157,184
Treasury stock, at cost	(101,781)	(102,043)

Total American National stockholders’ equity	4,608,607	4,452,282
Noncontrolling interest	8,788	10,189

Total stockholders’ equity	4,617,395	4,462,471

Total liabilities and stockholders’ equity	$24,287,248	$23,746,962

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
PREMIUMS AND OTHER REVENUE
Premiums
Life	$77,053	$75,071	$152,170	$147,153
Annuity	86,030	25,088	156,238	66,531
Accident and health	44,828	51,135	87,141	102,972
Property and casualty	304,788	281,909	608,149	558,390
Other policy revenues	65,489	57,597	129,836	115,121
Net investment income	210,710	203,662	406,764	412,875
Net realized investment gains	6,966	16,768	16,028	56,070
Other-than-temporary impairments	(3,551)	(3,472)	(7,027)	(3,497)
Other income	8,135	9,748	16,119	18,458

Total premiums and other revenues	800,448	717,506	1,565,418	1,474,073

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	91,754	91,184	192,525	179,188
Annuity	93,655	36,150	174,902	90,517
Claims incurred
Accident and health	30,327	32,256	62,619	64,053
Property and casualty	230,960	211,920	442,918	404,172
Interest credited to policyholders’ account balances	85,901	69,215	162,428	144,968
Commissions for acquiring and servicing policies	114,945	103,557	227,829	196,672
Other operating expenses	129,197	123,203	259,573	246,661
Change in deferred policy acquisition costs	(16,571)	614	(21,164)	7,076

Total benefits, losses and expenses	760,168	668,099	1,501,630	1,333,307

Income before federal income tax and equity in earnings of unconsolidated affiliates	40,280	49,407	63,788	140,766

Less: Provision for federal income taxes
Current	7,603	11,117	2,889	46,509
Deferred	2,287	4,093	2,931	14,391

Total provision for federal income taxes	9,890	15,210	5,820	60,900
Equity in earnings of unconsolidated affiliates	1,798	462	2,735	57,046

Net income	32,188	34,659	60,703	136,912
Less: Net loss attributable to noncontrolling interest, net of tax	(437)	(394)	(1,238)	(1,123)

Net income attributable to American National	$32,625	$35,053	$61,941	$138,035

Amounts available to American National common stockholders
Earnings per share
Basic	$1.21	$1.30	$2.30	$5.14
Diluted	1.21	1.30	2.30	5.12
Cash dividends to common stockholders	0.82	0.77	1.62	1.54
Weighted average common shares outstanding	26,908,077	26,877,833	26,908,748	26,847,936
Weighted average common shares outstanding and dilutive potential common shares	26,970,597	26,952,107	26,965,702	26,941,477

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$32,188	$34,659	$60,703	$136,912

Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	78,803	(54,139)	130,776	(46,303)
Foreign currency transaction and translation adjustments	442	1,188	430	(650)
Defined benefit pension plan adjustment	2,377	1,589	4,256	3,032

Other comprehensive income (loss), net of tax	81,622	(51,362)	135,462	(43,921)

Total comprehensive income (loss)	113,810	(16,703)	196,165	92,991
Less: Comprehensive loss attributable to noncontrolling interest	(437)	(394)	(1,238)	(1,123)

Total comprehensive income (loss) attributable to American National	$114,247	$(16,309)	$197,403	$94,114

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Six months ended June 30,
	2016	2015
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	13,689	9,248
Reissuance of treasury shares	1,795	2,997
Income tax effect from restricted stock arrangement	47	—
Amortization of restricted stock	419	653

Balance at end of the period	15,950	12,898

Accumulated Other Comprehensive Income
Balance as of January 1,	352,620	490,782
Other comprehensive income (loss)	135,462	(43,921)

Balance at end of the period	488,082	446,861

Retained Earnings
Balance as of January 1,	4,157,184	3,998,642
Net income attributable to American National	61,941	138,035
Cash dividends to common stockholders	(43,601)	(41,371)

Balance at end of the period	4,175,524	4,095,306

Treasury Stock
Balance as of January 1,	(102,043)	(101,941)
Reissuance of treasury shares	262	136

Balance at end of the period	(101,781)	(101,805)

Noncontrolling Interest
Balance as of January 1,	10,189	12,384
Contributions	—	27
Distributions	(163)	(154)
Net loss attributable to noncontrolling interest	(1,238)	(1,123)

Balance at end of the period	8,788	11,134

Total Stockholders’ Equity	$4,617,395	$4,495,226

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$60,703	$136,912
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(16,028)	(56,070)
Other-than-temporary impairments	7,027	3,497
Amortization of premiums, discounts and loan origination fees	1,725	1,098
Net capitalized interest on policy loans and mortgage loans	(14,046)	(15,668)
Depreciation	24,845	18,669
Interest credited to policyholders’ account balances	162,428	144,968
Charges to policyholders’ account balances	(129,836)	(115,121)
Deferred federal income tax expense	2,931	14,391
Equity in earnings of unconsolidated affiliates	(2,735)	(57,046)
Distributions from equity method investments	572	359
Changes in
Policyholder liabilities	136,237	107,256
Deferred policy acquisition costs	(21,164)	7,076
Reinsurance recoverables	49,785	19,140
Premiums due and other receivables	(36,399)	(35,837)
Prepaid reinsurance premiums	15,906	(10,860)
Accrued investment income	259	9,648
Current tax receivable/payable	(37,322)	15,461
Liability for retirement benefits	(8,507)	(5,325)
Other, net	34,787	(42,197)

Net cash provided by operating activities	231,168	140,351

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	236,480	619,477
Available-for-sale securities	267,510	303,836
Investment real estate	6,701	13,413
Mortgage loans	204,886	399,600
Policy loans	27,919	28,702
Other invested assets	8,143	12,332
Disposals of property and equipment	8,604	817
Distributions from unconsolidated affiliates	9,862	79,514
Payment for the purchase/origination of
Held-to-maturity securities	(89,169)	(205,446)
Available-for-sale securities	(443,085)	(600,818)
Investment real estate	(26,578)	(25,985)
Mortgage loans	(713,247)	(358,011)
Policy loans	(12,130)	(11,859)
Other invested assets	(12,471)	(25,386)
Additions to property and equipment	(20,629)	(17,614)
Contributions to unconsolidated affiliates	(97,079)	(55,550)
Change in short-term investments	208,181	758
Other, net	4,168	13,879

Net cash provided by (used in) investing activities	(431,934)	171,659

FINANCING ACTIVITIES
Policyholders’ account deposits	860,140	461,687
Policyholders’ account withdrawals	(683,760)	(796,960)
Change in notes payable	11,802	14,287
Dividends to stockholders	(43,601)	(41,371)
Payments to noncontrolling interest	(163)	(127)

Net cash provided by (used in) financing activities	144,418	(362,484)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,348)	(50,474)
Beginning of the period	190,237	209,455

End of the period	$133,889	$158,981

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

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In February 2015, the FASB issued guidance amending the consolidation analysis. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. The guidance eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. We adopted the standard on its required effective date of January 1, 2016. The adoption of this standard did not have a material impact to the Company’s results of operations or financial position.

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and is to be applied retrospectively. The Company is evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

In May 2015, the FASB issued guidance to expand the disclosures an insurance entity would provide about its short duration contracts. The disclosure about the liability for unpaid claims and claim adjustment expenses is intended to increase the transparency of significant estimates made in the measuring of those liabilities. It is also intended to provide insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The amended guidance is effective for annual periods beginning after December 15, 2015, and for interim periods beginning after December 15, 2016. The guidance affects disclosures only and will not impact the Company’s results of operations or financial position.

In January 2016, the FASB issued guidance that will change certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments be measured at fair value and that changes in fair value are recognized in net income. It also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the balance sheet. The amended guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption to the Company’s results of operations and financial position.

In February 2016, the FASB issued guidance that will require most leases to be recognized on the statement of financial position. The guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of the identified property, plant, or equipment for a period of time in exchange for consideration. The accounting applied by a lessor remains largely unchanged. The amended guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption, which is not expected to be material to the Company’s results of operations or financial position.

In June 2016, the FASB issued guidance that will significantly change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do under the current other-than-temporary impairment model. The amended guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption to the Company’s results of operations and financial position.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	June 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$317,279	$28,749	$—	$346,028
Foreign governments	4,079	940	—	5,019
Corporate debt securities	6,876,230	442,296	(54,519)	7,264,007
Residential mortgage-backed securities	254,784	21,183	(671)	275,296
Collateralized debt securities	1,295	99	—	1,394
Other debt securities	3,241	108	—	3,349

Total bonds held-to-maturity	7,456,908	493,375	(55,190)	7,895,093

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,190	865	—	25,055
U.S. states and political subdivisions	965,790	70,179	(84)	1,035,885
Foreign governments	5,000	2,000	—	7,000
Corporate debt securities	4,560,458	265,534	(29,518)	4,796,474
Residential mortgage-backed securities	21,216	2,512	(161)	23,567
Collateralized debt securities	5,695	995	(4)	6,686

Total bonds available-for-sale	5,582,349	342,085	(29,767)	5,894,667

Equity securities
Common stock	785,554	735,384	(19,780)	1,501,158
Preferred stock	20,987	9,782	(1)	30,768

Total equity securities	806,541	745,166	(19,781)	1,531,926

Total investments in securities	$13,845,798	$1,580,626	$(104,738)	$15,321,686

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$324,643	$22,318	$(444)	$346,517
Foreign governments	4,101	867	—	4,968
Corporate debt securities	6,985,844	263,927	(158,101)	7,091,670
Residential mortgage-backed securities	277,135	18,351	(1,286)	294,200
Collateralized debt securities	1,924	100	—	2,024
Other debt securities	15,773	401	—	16,174

Total bonds held-to-maturity	7,609,420	305,964	(159,831)	7,755,553

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,024	702	(34)	24,692
U.S. states and political subdivisions	933,958	39,808	(1,275)	972,491
Foreign governments	5,000	1,733	—	6,733
Corporate debt securities	4,431,765	120,471	(107,614)	4,444,622
Residential mortgage-backed securities	25,629	2,155	(420)	27,364
Collateralized debt securities	7,455	629	(70)	8,014

Total bonds available-for-sale	5,427,831	165,498	(109,413)	5,483,916

Equity securities
Common stock	794,839	718,225	(22,035)	1,491,029
Preferred stock	15,987	7,964	(1)	23,950

Total equity securities	810,826	726,189	(22,036)	1,514,979

Total investments in securities	$13,848,077	$1,197,651	$(291,280)	$14,754,448

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2016
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$310,167	$317,325	$222,447	$226,023
Due after one year through five years	3,323,763	3,576,841	1,338,240	1,438,204
Due after five years through ten years	3,605,305	3,770,060	3,401,117	3,565,931
Due after ten years	211,822	225,854	615,545	659,653
Without single maturity date	5,851	5,013	5,000	4,856

Total	$7,456,908	$7,895,093	$5,582,349	$5,894,667

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Proceeds from sales of available-for-sale securities	$27,026	$23,894	$42,731	$39,476
Gross realized gains	3,517	7,226	8,584	14,009
Gross realized losses	(214)	(65)	(338)	(65)

Gains and losses are determined using specific identification of the securities sold. During the six months ended June 30, 2016 and 2015 there were no bonds transferred from held-to-maturity to available-for-sale.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Six months ended June 30,
	2016	2015
Bonds available-for-sale	$256,233	$(69,817)
Equity securities	21,232	(21,325)

Change in net unrealized gains (losses) on securities during the year	277,465	(91,142)
Adjustments for
Deferred policy acquisition costs	(64,746)	17,680
Participating policyholders’ interest	(11,882)	2,722
Deferred federal income tax benefit (expense)	(70,061)	24,437

Change in net unrealized gains (losses) on securities, net of tax	$130,776	$(46,303)

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	June 30, 2016
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
Corporate debt securities	$(26,871)	$310,356	$(27,648)	$287,195	$(54,519)	$597,551
Residential mortgage-backed securities	(36)	6,095	(635)	12,876	(671)	18,971

Total bonds held-to-maturity	(26,907)	316,451	(28,283)	300,071	(55,190)	616,522

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	—	3,384	—	—	—	3,384
U.S. states and political subdivisions	(82)	2,933	(2)	121	(84)	3,054
Corporate debt securities	(8,788)	194,814	(20,730)	285,180	(29,518)	479,994
Residential mortgage-backed securities	(8)	1,237	(153)	4,499	(161)	5,736
Collateralized debt securities	—	51	(4)	191	(4)	242

Total bonds available-for-sale	(8,878)	202,419	(20,889)	289,991	(29,767)	492,410

Equity securities
Common stock	(19,780)	106,757	—	—	(19,780)	106,757
Preferred stock	—	—	(1)	—	(1)	—

Total equity securities	(19,780)	106,757	(1)	—	(19,781)	106,757

Total	$(55,565)	$625,627	$(49,173)	$590,062	$(104,738)	$1,215,689

	December 31, 2015
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(444)	$19,412	$—	$—	$(444)	$19,412
Corporate debt securities	(93,285)	1,912,178	(64,816)	283,469	(158,101)	2,195,647
Residential mortgage-backed securities	(449)	21,275	(837)	14,721	(1,286)	35,996

Total bonds held-to-maturity	(94,178)	1,952,865	(65,653)	298,190	(159,831)	2,251,055

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(34)	18,802	—	—	(34)	18,802
U.S. states and political subdivisions	(1,223)	80,807	(52)	2,569	(1,275)	83,376
Corporate debt securities	(81,638)	1,796,357	(25,976)	90,784	(107,614)	1,887,141
Residential mortgage-backed securities	(228)	15,273	(192)	4,984	(420)	20,257
Collateralized debt securities	(66)	2,115	(4)	253	(70)	2,368

Total bonds available-for-sale	(83,189)	1,913,354	(26,224)	98,590	(109,413)	2,011,944

Equity securities
Common stock	(22,035)	136,694	—	—	(22,035)	136,694
Preferred stock	—	—	(1)	—	(1)	—

Total equity securities	(22,035)	136,694	(1)	—	(22,036)	136,694

Total	$(199,402)	$4,002,913	$(91,878)	$396,780	$(291,280)	$4,399,693

Note 4 – Investment in Securities – (Continued)

As of June 30, 2016, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Bonds distributed by credit quality rating, using both Standard & Poor’s and Moody’s ratings, are shown below:

	June 30, 2016	December 31, 2015
AAA	5.4%	5.4%
AA	11.6	12.0
A	35.5	36.5
BBB	44.2	43.3
BB and below	3.3	2.8

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	June 30, 2016	December 31, 2015
Consumer goods	21.4%	20.5%
Energy and utilities	11.0	10.3
Finance	19.6	20.0
Healthcare	13.7	14.6
Industrials	8.5	8.2
Information technology	17.1	17.8
Other	8.7	8.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location are as follows:

	June 30, 2016	December 31, 2015
East North Central	17.8%	18.8%
East South Central	4.6	4.8
Mountain	11.1	11.6
Pacific	15.7	10.7
South Atlantic	17.1	18.8
West South Central	28.1	29.0
Other	5.6	6.3

Total	100.0%	100.0%

For the six months ended June 30, 2016, American National foreclosed on no loans, and one loan was in the process of foreclosure with a recorded investment of $2,450,000. For the year ended December 31, 2015, American National foreclosed on three loans with a recorded investment totaling $24,333,000 and one loan was in the process of foreclosure with a recorded investment of $2,450,000. American National sold no loans for the six months ended June 30, 2016 and one loan with a recorded investment of $2,702,000 resulting in a realized loss of $1,602,000 for the year ended December 31, 2015.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
June 30, 2016
Industrial	$—	$—	$—	$—	$833,188	$833,188	20.8
Office	—	—	2,450	2,450	1,301,245	1,303,695	32.5
Retail	—	—	—	—	700,259	700,259	17.5
Other	—	—	—	—	1,170,766	1,170,766	29.2

Total	$—	$—	$2,450	$2,450	$4,005,458	$4,007,908	100.0

Allowance for loan losses						(11,835)

Total, net of allowance						$3,996,073

December 31, 2015
Industrial	$—	$—	$—	$—	$704,426	$704,426	20.1
Office	—	5,883	2,450	8,333	1,252,484	1,260,817	36.1
Retail	19,088	—	—	19,088	583,810	602,898	17.2
Other	—	—	—	—	928,034	928,034	26.6

Total	$19,088	$5,883	$2,450	$27,421	$3,468,754	$3,496,175	100.0

Allowance for loan losses						(12,895)

Total, net of allowance						$3,483,280

Total mortgage loans are net of unamortized discounts of $344,000 and $452,000 and unamortized origination fees of $26,141,000 and $22,637,000 at June 30, 2016 and December 31, 2015, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands):

	Six months ended June 30,
	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment
Beginning balance 2016	$10,716	$2,179
Change in allowance	626	(1,686)

Ending balance 2016	$11,342	$493

At June 30, 2016 and December 31, 2015, the recorded investment for loans collectively evaluated for impairment was $3,975,191,000 and $3,442,211,000, respectively. The recorded investment for loans individually evaluated for impairment was $32,717,000 and $53,964,000, respectively.

Note 5 – Mortgage Loans – (Continued)

Loans individually evaluated for impairment with and without an allowance recorded are shown below (in thousands):

	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Three months ended
Without an allowance
Office	$28,804	$454	$20,996	$340
Retail	3,939	54	2,503	88

Total	$32,743	$508	$23,499	$428

Six months ended
Without an allowance
Office	$28,943	$911	$20,996	$681
Retail	3,954	119	5,032	177

Total	$32,897	$1,030	$26,028	$858

	June 30, 2016		December 31, 2015
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
With an allowance
Office	$—	$—	$16,168	$17,855

Total	$—	$—	$16,168	$17,855

Without an allowance
Office	$28,794	$28,794	$29,091	$29,091
Retail	3,923	3,923	8,705	8,705

Total	$32,717	$32,717	$37,796	$37,796

Note 5 – Mortgage Loans – (Continued)

Troubled Debt Restructurings

American National has granted concessions which are classified as troubled debt restructurings to certain mortgage loan borrowers. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions in determining any impairment or changes in the specific allowance for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of contracts):

	Six months ended June 30,
	2016			2015
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification
Office	—	$—	$—	1	$6,432	$6,432
Retail	1	3,934	3,934	—	—	—

Total	1	$3,934	$3,934	1	$6,432	$6,432

There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Investment Real Estate

Investment real estate by property-type and geographic distribution are as follows:

	June 30, 2016	December 31, 2015
Industrial	9.6%	10.9%
Office	37.8	38.1
Retail	37.4	37.0
Other	15.2	14.0

Total	100.0%	100.0%

	June 30, 2016	December 31, 2015
East North Central	7.2%	11.4%
East South Central	3.5	3.6
Mountain	12.3	12.6
Pacific	5.7	5.6
South Atlantic	13.3	10.1
West South Central	52.3	50.7
Other	5.7	6.0

Total	100.0%	100.0%

Note 6 – Investment Real Estate – (Continued)

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	June 30, 2016	December 31, 2015
Investment real estate	$172,589	$174,264
Short-term investments	1	1
Cash and cash equivalents	4,367	3,855
Accrued investment income	—	557
Other receivables	4,077	8,101
Other assets	10,426	8,210

Total assets of consolidated VIEs	$191,460	$194,988

Notes payable	$140,239	$128,436
Other liabilities	12,544	19,436

Total liabilities of consolidated VIEs	$152,783	$147,872

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $36,317,000 and $34,699,000 at June 30, 2016 and December 31, 2015, respectively. The total long-term portion of notes payable, $100,537,000, consists of four notes with the following interest rates: 4.0%, one note with adjusted LIBOR plus LIBOR margin, one note at LIBOR, and one note at the lesser of the Prime Rate or the highest rate permitted by law. Of the long-term notes payable, two notes will mature in 2018 and two notes will mature beyond 5 years. The current portion of notes payable, $39,702,000, maturing in 2016 and 2017, consists of two notes with the following interest: prime plus 0.5%, and a loan with adjusted LIBOR plus LIBOR margin.

For other VIEs in which American National is a partner, it is not the primary beneficiary and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$297,240	$297,240	$236,816	$236,816
Mortgage loans	413,709	413,709	212,228	212,228
Accrued investment income	1,427	1,427	661	661

As of June 30, 2016, no real estate investments were classified as held for sale.

Note 7 – Derivative Instruments

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. These options are not designated as hedging instruments for accounting purposes under U.S. GAAP. Equity-indexed contracts include a fixed host universal-life insurance or annuity contract and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands, except number of instruments):

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	June 30, 2016			December 31, 2015
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	428	$1,301,500	$134,575	419	$1,200,600	$123,007
Equity-indexed embedded derivative	Policyholders’ account balances	56,789	1,175,400	278,570	51,815	1,067,600	242,412

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
Equity-indexed options	Net investment income	$5,789	$(2,095)	$2,150	$(964)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(8,725)	4,413	(6,173)	3,217

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Bonds	$138,786	$139,095	$278,979	$282,836
Equity securities	10,048	10,049	19,327	18,516
Mortgage loans	49,314	49,502	97,316	99,001
Real estate	429	147	(1,445)	(1,606)
Options	5,789	(2,095)	2,150	(964)
Other invested assets	6,344	6,964	10,437	15,092

Total	$210,710	$203,662	$406,764	$412,875

Realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Bonds	$1,854	$8,799	$4,593	$10,097
Equity securities	6,065	8,283	10,930	36,910
Mortgage loans	(433)	(209)	1,059	(733)
Real estate	273	(78)	273	9,833
Other invested assets	(793)	(27)	(827)	(37)

Total	$6,966	$16,768	$16,028	$56,070

Note 8 – Net Investment Income and Realized Investment Gains (Losses) – (Continued)

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Equity securities	(3,551)	(3,472)	(7,027)	(3,497)

Total	$(3,551)	$(3,472)	$(7,027)	$(3,497)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair Value	Carrying
	Amount		Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,456,908	$7,895,093	$7,609,420	$7,755,553
Fixed maturity securities, bonds available-for-sale	5,894,667	5,894,667	5,483,916	5,483,916
Equity securities	1,531,926	1,531,926	1,514,979	1,514,979
Equity-indexed options	134,575	134,575	123,007	123,007
Mortgage loans on real estate, net of allowance	3,996,073	4,208,615	3,483,280	3,621,978
Policy loans	388,763	388,763	407,491	407,491
Short-term investments	252,431	252,431	460,612	460,612
Separate account assets	900,972	900,972	918,446	918,446

Total financial assets	$20,556,315	$21,207,042	$20,001,151	$20,285,982

Financial liabilities
Investment contracts	$8,826,473	$8,826,473	$8,787,376	$8,787,376
Embedded derivative liability for equity-indexed contracts	278,570	278,570	242,412	242,412
Notes payable	140,239	140,239	128,436	128,436
Separate account liabilities	900,972	900,972	918,446	918,446

Total financial liabilities	$10,146,254	$10,146,254	$10,076,670	$10,076,670

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

Note 9 – Fair Value of Financial Instruments – (Continued)

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

Note 9 – Fair Value of Financial Instruments – (Continued)

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At June 30, 2016 and December 31, 2015, the one year implied volatility used to estimate embedded derivative value was 17.1% and 17.5%, respectively.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of June 30, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$346,028	$—	$346,028	$—
Foreign governments	5,019	—	5,019	—
Corporate debt securities	7,264,007	—	7,213,891	50,116
Residential mortgage-backed securities	275,296	—	274,373	923
Collateralized debt securities	1,394	—	—	1,394
Other debt securities	3,349	—	—	3,349

Total bonds held-to-maturity	7,895,093	—	7,839,311	55,782

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,055	—	25,055	—
U.S. states and political subdivisions	1,035,885	—	1,033,405	2,480
Foreign governments	7,000	—	7,000	—
Corporate debt securities	4,796,474	—	4,781,895	14,579
Residential mortgage-backed securities	23,567	—	21,083	2,484
Collateralized debt securities	6,686	—	4,563	2,123

Total bonds available-for-sale	5,894,667	—	5,873,001	21,666

Equity securities
Common stock	1,501,158	1,501,158	—	—
Preferred stock	30,768	30,768	—	—

Total equity securities	1,531,926	1,531,926	—	—

Options	134,575	—	—	134,575
Mortgage loans on real estate	4,208,615	—	4,208,615	—
Policy loans	388,763	—	—	388,763
Short-term investments	252,431	—	252,431	—
Separate account assets	900,972	—	900,972	—

Total financial assets	$21,207,042	$1,531,926	$19,074,330	$600,786

Financial liabilities
Investment contracts	$8,826,473	$—	$—	$8,826,473
Embedded derivative liability for equity-indexed contracts	278,570	—	—	278,570
Notes payable	140,239	—	—	140,239
Separate account liabilities	900,972	—	900,972	—

Total financial liabilities	$10,146,254	$—	$900,972	$9,245,282

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$346,517	$—	$346,517	$—
Foreign governments	4,968	—	4,968	—
Corporate debt securities	7,091,670	—	7,010,165	81,505
Residential mortgage-backed securities	294,200	—	293,267	933
Collateralized debt securities	2,024	—	2,024	—
Other debt securities	16,174	—	12,355	3,819

Total bonds held-to-maturity	7,755,553	—	7,669,296	86,257

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,692	—	24,692	—
U.S. states and political subdivisions	972,491	—	969,996	2,495
Foreign governments	6,733	—	6,733	—
Corporate debt securities	4,444,622	—	4,431,263	13,359
Residential mortgage-backed securities	27,364	—	24,958	2,406
Collateralized debt securities	8,014	—	6,144	1,870

Total bonds available-for-sale	5,483,916	—	5,463,786	20,130

Equity securities
Common stock	1,491,029	1,491,029	—	—
Preferred stock	23,950	23,950	—	—

Total equity securities	1,514,979	1,514,979	—	—

Options	123,007	—	—	123,007
Mortgage loans on real estate	3,621,978	—	3,621,978	—
Policy loans	407,491	—	—	407,491
Short-term investments	460,612	—	460,612	—
Separate account assets	918,446	—	918,446	—

Total financial assets	$20,285,982	$1,514,979	$18,134,118	$636,885

Financial liabilities
Investment contracts	$8,787,376	$—	$—	$8,787,376
Embedded derivative liability for equity-indexed contracts	242,412	—	—	242,412
Notes payable	128,436	—	—	128,436
Separate account liabilities	918,446	—	918,446	—

Total financial liabilities	$10,076,670	$—	$918,446	$9,158,224

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended June 30,			Six months ended June 30,
	Assets		Liability	Assets		Liability
	Investment	Equity-Indexed	Embedded	Investment	Equity-Indexed	Embedded
	Securities	Options	Derivative	Securities	Options	Derivative
Beginning balance, 2016	$21,689	$123,761	$258,267	$20,130	$123,007	$242,412
Total realized and unrealized investment gains included in other comprehensive income	352	—	—	511	—	—
Net fair value change included in realized gains	1	—	—	1	—	—
Net gain for derivatives included in net investment income	—	5,789	—	—	2,150	—
Net change included in interest credited	—	—	8,725	—	—	6,173
Purchases, sales and settlements or maturities
Purchases	—	7,178	—	—	12,471	—
Sales	—	—	—	—	—	—
Settlements or maturities	(376)	(2,153)	—	(389)	(3,053)	—
Premiums less benefits	—	—	11,578	—	—	29,985
Gross transfers into Level 3	—	—	—	1,413	—	—
Gross transfers out of Level 3	—	—	—	—	—	—

Ending balance June 30, 2016	$21,666	$134,575	$278,570	$21,666	$134,575	$278,570

Beginning balance, 2015	$65,299	$188,006	$208,412	$64,433	$189,449	$208,187
Total realized and unrealized investment losses included in other comprehensive income	(1,105)	—	—	(168)	—	—
Net fair value change included in realized gains (losses)	—	—	—	—	—	—
Net loss for derivatives included in net investment income	—	(3,880)	—	—	(4,623)	—
Net change included in interest credited	—	—	(4,413)	—	—	(3,217)
Purchases, sales and settlements or maturities
Purchases	—	5,825	—	—	9,588	—
Sales	(60)	—	—	(121)	—	—
Settlements or maturities	(332)	(5,988)	—	(342)	(10,451)	—
Premiums less benefits	—	—	4,828	—	—	3,857
Gross transfers into Level 3	3,398	—	—	3,398	—	—
Gross transfers out of Level 3	—	—	—	—	—	—

Ending balance June 30, 2015	$67,200	$183,963	$208,827	$67,200	$183,963	$208,827

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $19,745,000 relating to assets still held at June 30, 2016 and losses of $10,602,000 at June 30, 2015.

There were no transfers between Level 1 and Level 2 fair value hierarchies. The transfers into Level 3 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property
	Life	Annuity	& Health	& Casualty	Total
Beginning balance, 2016	$756,023	$411,206	$44,390	$113,050	$1,324,669

Additions	54,464	43,295	4,915	129,507	232,181
Amortization	(39,958)	(36,034)	(7,265)	(127,760)	(211,017)
Effect of change in unrealized gains on available-for-sale securities	(14,808)	(49,938)	—	—	(64,746)

Net change	(302)	(42,677)	(2,350)	1,747	(43,582)

Ending balance at June 30, 2016	$755,721	$368,529	$42,040	$114,797	$1,281,087

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2016	2015
Unpaid claims balance, beginning	$1,104,302	$1,132,394
Less reinsurance recoverables	217,337	245,906

Net beginning balance	886,965	886,488

Incurred related to
Current	523,388	485,872
Prior years	(16,628)	(14,189)

Total incurred claims	506,760	471,683

Paid claims related to
Current	266,566	246,056
Prior years	209,805	208,300

Total paid claims	476,371	454,356

Net balance	917,354	903,815
Plus reinsurance recoverables	206,962	222,376

Unpaid claims balance, ending	$1,124,316	$1,126,191

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $16,628,000 during the first six months of 2016 and decreased by approximately $14,189,000 during the first six months of 2015, reflecting lower-than-anticipated losses in the multi-peril line of business.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$14,727	35.0%	$17,454	35.0%	$23,283	35.0%	$69,234	35.0%
Tax-exempt investment income	(1,974)	(4.7)	(1,946)	(3.9)	(3,946)	(5.9)	(3,825)	(1.9)
Deferred tax adjustment	(341)	(0.8)	—	—	(10,508)	(15.8)	—	—
Dividend exclusion	(1,879)	(4.5)	(1,864)	(3.7)	(4,226)	(6.4)	(3,947)	(2.0)
Miscellaneous tax credits, net	(2,865)	(6.8)	(2,541)	(5.1)	(5,116)	(7.7)	(4,472)	(2.3)
Low income housing tax credit expense	1,295	3.1	1,221	2.4	2,589	3.9	2,485	1.3
Other items, net	885	2.1	2,886	5.8	1,142	1.7	1,425	0.7

Provision for federal income tax before interest expense	9,848	23.4	15,210	30.5	3,218	4.8	60,900	30.8
Interest expense	42	0.1	—	—	2,602	3.9	—	—

Total	$9,890	23.5%	$15,210	30.5%	$5,820	8.7%	$60,900	30.8%

American National made income tax payments of $35,458,000 and $25,080,000 during the six months ended June 30, 2016 and 2015, respectively. In the first quarter of 2016, the Company recognized a $10,167,000 tax benefit associated with the reduction of a deferred tax liability, when a determination was made that no tax would be due on the restructuring of a subsidiary ownership interest.

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of June 30, 2016 and 2015. There are no ordinary loss tax carryforwards that will expire by December 31, 2016.

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

Note 13 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

		Defined
	Net Unrealized	Benefit	Foreign
	Gains (Losses)	Pension Plan	Currency
	on Securities	Adjustments	Adjustments	AOCI
Beginning balance, 2016	$453,434	$(97,889)	$(2,925)	$352,620

Amounts reclassified from AOCI (net of tax benefit $2,105 and expense $2,292)	(3,910)	4,256	—	32,031
Unrealized holding gains arising during the period (net of tax expense $99,218)	184,262	—	—	152,577
Unrealized adjustment to DAC (net of tax benefit $22,893)	(41,853)	—	—	(41,853)
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax benefit $4,159)	(7,723)	—	—	(7,723)
Foreign currency adjustment (net of tax expense $232)	—	—	430	430

Ending balance at June 30, 2016	$584,210	$(93,633)	$(2,495)	$488,082

Beginning balance, 2015	568,151	(76,074)	(1,295)	490,782
Amounts reclassified from AOCI (net of tax benefit $12,334 and expense $1,633)	(22,905)	3,032	—	(19,873)
Unrealized holding losses arising during the period (net of tax benefit $19,566)	(36,337)	—	—	(36,337)
Unrealized adjustment to DAC (net of tax expense $6,510)	11,170	—	—	11,170
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax expense $953)	1,769	—	—	1,769
Foreign currency adjustment (net of tax benefit $350)	—	—	(650)	(650)

Ending balance at June 30, 2015	$521,848	$(73,042)	$(1,945)	$446,861

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30, 2016	December 31, 2015
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,918,231)	(3,937,993)

Outstanding shares	26,914,218	26,894,456
Restricted shares	(76,000)	(76,000)

Unrestricted outstanding shares	26,838,218	26,818,456

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Units	Fair Value
Outstanding at December 31, 2015	38,092	$115.18	76,000	$110.73	135,725	$103.73
Granted	—	—	—	—	36,849	103.58
Exercised	(4,934)	110.99	—	—	(66,234)	100.02
Forfeited	—	—	—	—	(182)	105.75
Expired	(16,364)	116.89	—	—	—	—

Outstanding at June 30, 2016	16,794	$114.74	76,000	$110.73	106,158	$105.98

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	1.42	3.18	1.93
Exercisable shares	16,794	N/A	N/A
Weighted-average exercise price	$114.74	$110.73	$105.98
Weighted-average exercise price exercisable shares	114.74	N/A	N/A
Compensation expense (credit)
Three months ended June 30, 2016	$4,000	$209,000	$345,000
Three months ended June 30, 2015	10,000	276,000	1,127,000
Six months ended June 30, 2016	37,000	419,000	4,447,000
Six months ended June 30, 2015	(67,000)	653,000	4,307,000
Fair value of liability award
June 30, 2016	$71,000	N/A	$21,168,000
December 31, 2015	37,000	N/A	19,415,000

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding	26,908,077	26,877,833	26,908,748	26,847,936
Incremental shares from RS awards and RSUs	62,520	74,274	56,954	93,541

Total shares for diluted calculations	26,970,597	26,952,107	26,965,702	26,941,477

Net income attributable to American National (in thousands)	$32,625	$35,053	$61,941	$138,035
Basic earnings per share	$1.21	$1.30	$2.30	$5.14
Diluted earnings per share	1.21	1.30	2.30	5.12

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2016 and December 31, 2015, American National Insurance Company’s statutory capital and surplus was $2,920,318,000 and $2,925,935,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2016 and December 31, 2015, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $64,555,000 and $64,225,000 at June 30, 2016 and June 30, 2015, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

			June 30, 2016	December 31, 2015
Statutory capital and surplus
Life insurance entities			$1,888,976	$1,900,939
Property and casualty insurance entities			1,040,461	1,033,942

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Statutory net income (loss)
Life insurance entities	$19,182	$33,147	$23,109	$79,241
Property and casualty insurance entities	(1,291)	(1,111)	3,257	13,937

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

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at June 30, 2016 and December 31, 2015.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $2,038,000 and $3,439,000 at June 30, 2016 and December 31, 2015, respectively.

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

Note 15 – Segment Information – (Continued)

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Life	$16,766	$7,131	$13,285	$15,330
Annuity	17,463	17,122	35,434	34,235
Health	4,419	5,360	3,785	12,903
Property and Casualty	(4,775)	(1,444)	2,215	8,778
Corporate and Other	6,407	21,238	9,069	69,520

Total	$40,280	$49,407	$63,788	$140,766

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at June 30, 2016, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $869,114,000 of which $479,418,000 is expected to be funded in 2016 with the remainder funded in 2017 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2016 and December 31, 2015, the outstanding letters of credit were $9,501,000 and there were no borrowings on this facility. This facility expires on October 30, 2016. American National expects it will be renewed on substantially equivalent terms upon expiration.

Note 16 – Commitments and Contingencies – (Continued)

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2016, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $210,638,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Six months ended June 30,		June 30,	December 31,
Related Party	Financial Statement Line Impacted	2016	2015	2016	2015
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$700	$651	$4,482	$5,182
Gal-Tex Hotel Corporation	Net investment income	177	226	27	31
Greer, Herz & Adams, LLP	Other operating expenses	4,627	4,012	(336)	(274)

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

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six months ended June 30, 2016 and 2015 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Premiums	$512,699	$433,203	$79,496	$1,003,698	$875,046	$128,652
Other policy revenues	65,489	57,597	7,892	129,836	115,121	14,715
Net investment income	210,710	203,662	7,048	406,764	412,875	(6,111)
Realized investments gains (losses), net	3,415	13,296	(5,161)	9,001	52,573	(36,454)
Other income	8,135	9,748	(6,333)	16,119	18,458	(9,457)

Total premiums and other revenues	800,448	717,506	82,942	1,565,418	1,474,073	91,345

Benefits, losses and expenses
Policyholder benefits	185,409	127,334	58,075	367,427	269,705	97,722
Claims incurred	261,287	244,176	17,111	505,537	468,225	37,312
Interest credited to policyholders’ account balances	85,901	69,215	16,686	162,428	144,968	17,460
Commissions for acquiring and servicing policies	114,945	103,557	11,388	227,829	196,672	31,157
Other operating expenses	129,197	123,203	5,994	259,573	246,661	12,912
Change in deferred policy acquisition costs (1)	(16,571)	614	(17,185)	(21,164)	7,076	(28,240)

Total benefits and expenses	760,168	668,099	92,069	1,501,630	1,333,307	168,323

Income before other items and federal income taxes	$40,280	$49,407	$(9,127)	$63,788	$140,766	$(76,978)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was amortized and represents an increase to expenses in the period indicated.

Consolidated earnings decreased during the three months ended June 30, 2016 compared to 2015 primarily due to a decrease in property and casualty earnings impacted by higher personal auto claim frequency and severity, a decline in health premiums, and a decrease in realized investment gains. Consolidated earnings decreased during the six months ended June 30, 2016 compared to 2015 primarily due to a decrease in realized investment gains.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Premiums	$77,053	$75,071	$1,982	$152,170	$147,153	$5,017
Other policy revenues	62,579	54,174	8,405	124,187	108,600	15,587
Net investment income	56,060	56,372	(312)	110,244	113,986	(3,742)
Other income	477	607	(130)	1,070	1,030	40

Total premiums and other revenues	196,169	186,224	9,945	387,671	370,769	16,902

Benefits, losses and expenses
Policyholder benefits	91,754	91,184	570	192,525	179,188	13,337
Interest credited to policyholders’ account balances	17,470	14,112	3,358	33,555	29,900	3,655
Commissions for acquiring and servicing policies	31,189	32,532	(1,343)	60,983	59,848	1,135
Other operating expenses	50,450	48,916	1,534	101,829	101,568	261
Change in deferred policy acquisition costs (1)	(11,460)	(7,651)	(3,809)	(14,506)	(15,065)	559

Total benefits and expenses	179,403	179,093	310	374,386	355,439	18,947

Income before other items and federal income taxes	$16,766	$7,131	$9,635	$13,285	$15,330	$(2,045)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three months ended June 30, 2016 compared to 2015 primarily due to an increase in other policy revenues. Earnings decreased during the six months ended June 30, 2016 compared to 2015 primarily due an increase in policyholder benefits.

Premiums and other revenues

Premiums increased during the three and six months ended June 30, 2016 compared to 2015 primarily due to continued renewal growth in our term products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase in other policy revenues during the three and six months ended June 30, 2016 compared to 2015 is attributable to an increase in mortality charges resulting from an increase in insurance in-force.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Traditional Life	$13,774	$14,210	$(436)	$27,313	$28,408	$(1,095)
Universal Life	4,807	3,602	1,205	8,965	6,933	2,032
Indexed UL	6,511	6,103	408	11,589	11,161	428
Variable UL	24	5	19	24	9	15

Total Recurring	$25,116	$23,920	$1,196	$47,891	$46,511	$1,380

Single and excess	$532	$562	$(30)	$955	$913	$42
Credit life	1,165	1,082	83	2,045	2,042	3

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

Life insurance sales increased slightly during the three and six months ended June 30, 2016 compared to 2015. Universal life sales were the main driver of the increase but were partially offset by lower sales of traditional life products.

Benefits, losses and expenses

Policyholder benefits increased during the six months ended June 30, 2016 compared to 2015 primarily due to an increase in claims with higher face amounts on a block of older aged policyholders.

Commissions decreased slightly during the three months ended June 30, 2016 compared to 2015. Commissions increased slightly during the six months ended June 30, 2016 compared to 2015 primarily due to increased sales of universal life products.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Acquisition cost capitalized	$29,247	$28,594	$653	$54,464	$53,632	$832
Amortization of DAC	(17,787)	(20,943)	3,156	(39,958)	(38,567)	(1,391)

Change in DAC	$11,460	$7,651	$3,809	$14,506	$15,065	$(559)

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	June 30,	December 31,
	2016	2015	Change
Life insurance in-force
Traditional life	$65,545,085	$63,336,601	$2,208,484
Interest-sensitive life	27,291,615	26,858,051	433,564

Total life insurance in-force	$92,836,700	$90,194,652	$2,642,048

The following table summarizes changes in the Life segment’s number of policies in-force:

	June 30,	December 31,
	2016	2015	Change
Number of policies in-force
Traditional life	1,856,601	1,890,600	(33,999)
Interest-sensitive life	217,704	212,851	4,853

Total number of policies	2,074,305	2,103,451	(29,146)

Total life insurance in-force increased during the six months ended June 30, 2016 compared to December 31, 2015, while the total number of policies decreased for the same periods, reflecting the transition to fewer but higher face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Premiums	$86,030	$25,088	$60,942	$156,238	$66,531	$89,707
Other policy revenues	2,910	3,423	(513)	5,649	6,521	(872)
Net investment income	123,640	113,205	10,435	240,536	232,867	7,669
Other income	802	1,012	(210)	1,762	1,882	(120)

Total premiums and other revenues	213,382	142,728	70,654	404,185	307,801	96,384

Benefits, losses and expenses
Policyholder benefits	93,655	36,150	57,505	174,902	90,517	84,385
Interest credited to policyholders’ account balances	68,431	55,103	13,328	128,873	115,068	13,805
Commissions for acquiring and servicing policies	21,363	11,349	10,014	43,271	20,454	22,817
Other operating expenses	15,808	12,948	2,860	28,966	25,997	2,969
Change in deferred policy acquisition costs (1)	(3,338)	10,056	(13,394)	(7,261)	21,530	(28,791)

Total benefits and expenses	195,919	125,606	70,313	368,751	273,566	95,185

Income before other items and federal income taxes	$17,463	$17,122	$341	$35,434	$34,235	$1,199

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings remained relatively constant during the three and six months ended June 30, 2016 compared to 2015.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Fixed deferred annuity	$145,792	$58,151	$87,641	$329,948	$105,710	$224,238
Single premium immediate annuity	98,552	30,243	68,309	177,164	79,853	97,311
Equity-indexed deferred annuity	159,292	82,645	76,647	301,271	134,792	166,479
Variable deferred annuity	20,685	22,364	(1,679)	40,574	48,827	(8,253)

Total premium and deposits	424,321	193,403	230,918	848,957	369,182	479,775
Less: Policy deposits	338,291	168,315	169,976	692,719	302,651	390,068

Total earned premiums	$86,030	$25,088	$60,942	$156,238	$66,531	$89,707

Fixed deferred, single premium immediate, and equity-indexed annuity sales increased significantly during the six months ended June 30, 2016 compared to 2015. During the third quarter of 2015, the Company started marketing enhanced annuity crediting rates for certain annuity products which have been well received by the market and have continued to increase sales in 2016.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Six months ended June 30,
	2016	2015
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$8,880,448	$8,873,397
Net inflows	492,357	114,330
Surrenders	(439,972)	(557,427)
Fees	(3,060)	(3,378)
Interest credited	125,050	111,408

Account value, end of period	$9,054,823	$8,538,330

Single premium immediate annuity
Reserve, beginning of period	$1,398,481	$1,274,664
Net inflows	97,199	5,014
Interest and mortality	21,486	22,086

Reserve, end of period	$1,517,166	$1,301,764

Variable deferred annuity
Account value, beginning of period	$417,821	$494,516
Net inflows	39,470	47,649
Surrenders	(52,156)	(83,877)
Fees	(2,364)	(2,845)
Change in market value and other	2,986	(43,420)

Account value, end of period	$405,757	$412,023

Variable annuity premiums have shown a declining trend in recent years. These net inflows are mostly renewal and first year deposits into group unallocated separate account funds with no minimum guarantees. A small proportion of the variable annuity premium is renewal deposits into a closed block of older retail variable annuities that do have guaranteed minimum death benefits, but with minimal risk exposure. Our total direct exposure on the guaranteed minimum death benefits associated with these products was $1.0 million and $0.7 million as of June 30, 2016 and 2015, respectively.

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for single premium immediate annuity contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. The level of benefits for the six months ended June 30, 2016 and 2015, was commensurate with increases in SPIA premium during these periods.

Commissions increased during the six months ended June 30, 2016 compared to 2015 driven by the increase in fixed deferred, single premium immediate, and equity-indexed annuity sales.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Acquisition cost capitalized	$22,349	$11,278	$11,071	$43,295	$20,233	$23,062
Amortization of DAC	(19,011)	(21,334)	2,323	(36,034)	(41,763)	5,729

Change in DAC	$3,338	$(10,056)	$13,394	$7,261	$(21,530)	$28,791

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the six months ended June 30, 2016 and 2015 were 35.9%, and 40.9%, respectively. The decrease in the 2016 ratio was directly related to lower surrenders.

Options and Derivatives

The S&P 500 Index return increased by approximately 2.7% and 0.2% in the six months ended June 30, 2016 and 2015, respectively. This change led to an increase in the option return of approximately $3.4 million during the six months ended June 30, 2016 compared to 2015. Along with the increase in the S&P 500 Index return, declines in interest rates during 2016 led to a $9.1 million increase in embedded derivative gains, which out-paced option returns, resulting in a $5.7 million net decrease in earnings.

Net investment income without option return increased during the three and six months ended June 30, 2016 compared to 2015, primarily due to higher aggregate account values.

The following table summarizes the incremental impact of the investment performance of equity-indexed options or “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Net investment income
Without option return	$118,040	$114,860	$3,180	$237,993	$233,697	$4,296
Option return	5,600	(1,655)	7,255	2,543	(830)	3,373
Interest credited to policy account balances			—			—
Without embedded derivatives	59,735	58,803	932	122,486	117,761	4,725
Equity-indexed annuity embedded derivatives	8,696	(3,700)	12,396	6,387	(2,693)	9,080

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Premiums	$44,828	$51,135	$(6,307)	$87,141	$102,972	$(15,831)
Net investment income	2,519	2,592	(73)	4,968	5,245	(277)
Other income	4,637	5,356	(719)	8,816	9,925	(1,109)

Total premiums and other revenues	51,984	59,083	(7,099)	100,925	118,142	(17,217)

Benefits, losses and expenses
Claims incurred	30,327	32,256	(1,929)	62,619	64,053	(1,434)
Commissions for acquiring and servicing policies	5,380	7,955	(2,575)	10,258	15,146	(4,888)
Other operating expenses	11,081	12,900	(1,819)	21,913	24,303	(2,390)
Change in deferred policy acquisition costs (1)	777	612	165	2,350	1,737	613

Total benefits and expenses	47,565	53,723	(6,158)	97,140	105,239	(8,099)

Income before other items and federal income taxes	$4,419	$5,360	$(941)	$3,785	$12,903	$(9,118)

(1)    A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the three months and six months ended June 30, 2016 compared to 2015, primarily due to decreasing policies in-force, compounded by claims activity that remained relatively flat in comparison to a large decrease in premiums.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Medicare Supplement	$17,236	38.4%	$19,147	37.4%	$34,876	40.0%	$39,010	37.9%
Medical expense	3,505	7.8	4,213	8.2	7,205	8.3	8,785	8.5
Group health	9,186	20.5	8,037	15.7	17,417	20.0	17,407	16.9
Credit accident and health	3,397	7.6	3,195	6.2	6,188	7.1	6,465	6.3
MGU	4,846	10.8	8,214	16.1	8,265	9.5	13,515	13.1
Supplemental Insurance	5,191	11.6	6,822	13.3	10,448	12.0	14,702	14.3
All other	1,467	3.3	1,507	3.1	2,742	3.1	3,088	3.0

Total	$44,828	100.0%	$51,135	100.0%	$87,141	100.0%	$102,972	100.0%

Earned premiums decreased during the three and six months ended June 30, 2016 compared to 2015, primarily due to risk management initiatives related to the MGU business that significantly decreased sales. Medicare supplement earned premiums decreased during these periods due to lapses that were greater than new sales compounded by the continuing shift in the composition of that block from comprehensive higher premium plans to the lower premium high deductible plan. Supplemental insurance sales began to see an increase when compared to the previous calendar quarter, as the supplemental product portfolio became more widely approved and distributed; however, the increase was not able to offset the continued shrinkage of in-force policies.

Our in-force certificates or policies as of the dates indicated are as follows:

	Six months ended June 30,
	2016		2015
Medicare Supplement	33,896	6.1%	36,230	6.2%
Medical expense	2,384	0.4	2,892	0.5
Group	16,725	3.0	16,974	2.9
Credit accident and health	193,147	34.9	208,046	35.5
MGU	210,353	38.0	217,092	37.0
Supplemental Insurance	61,828	11.2	65,971	11.3
All other	35,311	6.4	39,097	6.6

Total	553,644	100.0%	586,302	100.0%

Total in-force policies decreased during the six months ended June 30, 2016 compared to 2015, primarily due to levels of lapsation that were greater than new sales, and the continued shrinkage of the closed Medical Expense and All Other blocks.

Benefits, losses and expenses

Claims incurred remained at similar levels when comparing the second quarter of 2016 to the same period in 2015, but with the decrease in premium, the percentage of benefits to premiums rose. The decrease in commissions is a result of the lower sales. The decrease in other operating expenses is associated with the decline in the number of policies.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Acquisition cost capitalized	$935	$3,087	$(2,152)	$4,915	$7,041	$(2,126)
Amortization of DAC	(1,712)	(3,699)	1,987	(7,265)	(8,778)	1,513

Change in DAC	$(777)	$(612)	$(165)	$(2,350)	$(1,737)	$(613)

The change in DAC had a slightly larger impact on expenses during the period due to declining commission expense deferral.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Net premiums written	$332,682	$311,376	$21,306	$646,027	$598,320	$47,707

Net premiums earned	$304,788	$281,909	$22,879	$608,149	$558,390	$49,759
Net investment income	13,040	14,226	(1,186)	27,952	28,632	(680)
Other income	1,361	1,432	(71)	2,351	2,572	(221)

Total premiums and other revenues	319,189	297,567	21,622	638,452	589,594	48,858

Benefits, losses and expenses
Claims incurred	230,960	211,920	19,040	442,918	404,172	38,746
Commissions for acquiring and servicing policies	57,013	51,722	5,291	113,319	101,225	12,094
Other operating expenses	38,541	37,772	769	81,747	76,545	5,202
Change in deferred policy acquisition costs (1)	(2,550)	(2,403)	(147)	(1,747)	(1,126)	(621)

Total benefits and expenses	323,964	299,011	24,953	636,237	580,816	55,421

Income before other items and federal income taxes	$(4,775)	$(1,444)	$(3,331)	$2,215	$8,778	$(6,563)

Loss ratio	75.8%	75.2%	0.6	72.8%	72.4%	0.4
Underwriting expense ratio	30.5	30.9	(0.4)	31.8	31.6	0.2

Combined ratio	106.3%	106.1%	0.2	104.6%	104.0%	0.6

Impact of catastrophe events on combined ratio	11.5	12.5	(1.0)	9.4	8.5	0.9

Combined ratio without impact of catastrophe events	94.8%	93.6%	1.2	95.2%	95.5%	(0.3)

Gross catastrophe losses	$35,024	$35,008	$16	$57,351	$47,639	$9,712
Net catastrophe losses	35,020	34,806	214	57,163	47,290	9,873

(1)    A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the three months ended June 30, 2016 compared to 2015, as a result of non-catastrophe claims. For the six months ended June 30, 2016 earnings were impacted by higher catastrophe losses during the three months ended March 31, 2016, partially offset by an improvement in non-catastrophe combined ratio.

Premiums and other revenues

Net premiums written and earned increased during the three and six months ended June 30, 2016 compared to 2015 for all major lines of business. The largest increases were in the collateral protection and personal automobile lines of business.

Benefits, losses and expenses

Claims increased during the three and six months ended June 30, 2016 compared to 2015 primarily due to an increase in frequency and severity of claims related to the automobile lines of business. Additionally, earnings decreased during the six months ended June 30, 2016 compared to 2015 due to an increase in catastrophe claims.

Commissions for acquiring and servicing policies increased during the three and six months ended June 30, 2016 compared to 2015, primarily as a result of the growth of the collateral protection and mortgage security insurance lines of business.

Operating expenses increased during the three and six months ended June 30, 2016 compared to 2015 as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 55.1% of net premiums written; (ii) Commercial products, which focus primarily on agricultural and other markets, representing 34.7% of net premiums written; and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 10.2% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Net premiums written
Automobile	$109,029	$102,100	$6,929	$219,072	$205,775	$13,297
Homeowner	64,961	60,728	4,233	114,840	108,450	6,390
Other Personal	10,887	10,932	(45)	21,831	21,457	374

Total net premiums written	$184,877	$173,760	$11,117	$355,743	$335,682	$20,061

Net premiums earned
Automobile	$106,487	$101,156	$5,331	$210,356	$200,149	$10,207
Homeowner	56,462	54,649	1,813	112,421	109,341	3,080
Other Personal	10,274	10,135	139	20,640	20,021	619

Total net premiums earned	$173,223	$165,940	$7,283	$343,417	$329,511	$13,906

Loss ratio
Automobile	86.3%	81.5%	4.8	84.1%	79.1%	5.0
Homeowner	83.2	89.9	(6.7)	74.3	76.1	(1.8)
Other Personal	61.1	50.1	11.0	47.6	62.4	(14.8)
Personal line loss ratio	83.8%	82.4%	1.4	78.7%	77.1%	1.6
Combined Ratio
Automobile	109.9%	106.5%	3.4	109.4%	104.2%	5.2
Homeowner	109.8	116.7	(6.9)	102.5	103.2	(0.7)
Other Personal	85.3	73.0	12.3	73.7	87.2	(13.5)
Personal line combined ratio	108.4%	107.8%	0.6	105.0%	102.9%	2.1

Automobile: Net premiums written and earned increased in our personal automobile line during the three and six months ended June 30, 2016 compared to 2015, due to an increase of policies in force and rate increases. The loss and combined ratio increased during the three and six months ended June 30, 2016 compared to 2015, primarily due to an increase in frequency and severity of claims compared to the prior year.

Homeowner: Net premiums written and earned increased during the three and six months ended June 30, 2016 compared to 2015, primarily due to increases in sales of homeowner products to renters. The combined ratio decreased during the three and six months ended June 30, 2016 compared to 2015, due to decreases in non-catastrophe claim activity compared to the prior year.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss ratio decreased during the six months ended June 30, 2016 compared to 2015 primarily due to an umbrella claim re-designation from personal lines to commercial lines.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Net premiums written
Other Commercial	$51,152	$49,341	$1,811	$96,764	$93,354	$3,410
Agricultural Business	38,246	35,493	2,753	71,154	65,773	5,381
Automobile	28,262	26,034	2,228	56,226	52,569	3,657

Total net premiums written	$117,660	$110,868	$6,792	$224,144	$211,696	$12,448

Net premiums earned
Other Commercial	$40,139	$38,254	$1,885	$78,848	$74,632	$4,216
Agricultural Business	33,279	29,924	3,355	65,166	59,164	6,002
Automobile	23,440	21,616	1,824	46,136	42,851	3,285

Total net premiums earned	$96,858	$89,794	$7,064	$190,150	$176,647	$13,503

Loss ratio
Other Commercial	64.9%	65.7%	(0.8)	67.2%	66.4%	0.8
Agricultural Business	74.1	84.3	(10.2)	76.8	85.9	(9.1)
Automobile	66.2	70.9	(4.7)	70.1	72.1	(2.0)
Commercial line loss ratio	68.4%	73.1%	(4.7)	71.2%	74.3%	(3.1)
Combined ratio
Other Commercial	95.9%	94.5%	1.4	98.8%	95.3%	3.5
Agricultural Business	111.5	124.8	(13.3)	114.7	125.5	(10.8)
Automobile	90.3	96.2	(5.9)	94.6	97.6	(3.0)
Commercial line combined ratio	99.9%	105.0%	(5.1)	103.2%	106.0%	(2.8)

Other Commercial: Net premiums written and earned increased during the three and six months ended June 30, 2016 compared to 2015 primarily due to increased sales of mortgage security insurance. This increase was partially offset by an increase in reinsurance premium for the workers compensation and umbrella lines of business. The increase in the combined ratios for the three and six months ended June 30, 2016 compared to 2015 is primarily due to the increase of reinsurance premium.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and six months ended June 30, 2016 compared to 2015, primarily as a result of improved rate adequacy. The loss and combined ratio decreased during the three and six months ended June 30, 2016 compared to 2015 primarily due to a decrease in catastrophe losses.

Automobile: Net premiums written and earned increased during the three and six months ended June 30, 2016 compared to 2015, primarily due to improved rate adequacy. The loss ratio decreased during the three and six months ended June 30, 2016 compared to 2015, primarily due to a decrease in average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Net premiums written	$30,145	$26,748	$3,397	$66,140	$50,942	$15,198
Net premiums earned	34,707	26,175	8,532	74,581	52,232	22,349
Loss ratio	56.4%	36.6%	19.8%	50.2%	36.3%	13.9%
Combined ratio	113.6%	104.0%	9.6%	107.7%	105.8%	1.9%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during the three and six months ended June 30, 2016 compared to 2015, primarily due to increases in our collateral protection business. The loss ratio increased during the three and six months ended June 30, 2016 compared to 2015, primarily due to an increase in claims in our collateral protection and guaranteed auto protection business lines.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Other revenues
Net investment income	$15,451	$17,267	$(1,816)	$23,064	$32,145	$(9,081)
Realized investment gains, net	3,415	13,296	(9,881)	9,001	52,573	(43,572)
Other income	858	1,341	(483)	2,120	3,049	(929)

Total other revenues	19,724	31,904	(12,180)	34,185	87,767	(53,582)

Benefits, losses and expenses
Commissions	—	(1)	1	(2)	(1)	(1)
Other operating expenses	13,317	10,667	2,650	25,118	18,248	6,870

Total benefits, losses and expenses	13,317	10,666	2,651	25,116	18,247	6,869

Income before other items and federal income taxes	$6,407	$21,238	$(14,831)	$9,069	$69,520	$(60,451)

Earnings decreased during the three and six months ended June 30, 2016 compared to 2015 primarily due to a decrease in realized investment gains and net investment income. The decrease in realized investment gains is attributable to a decrease in the sale of equity securities and certain real estate holdings in unconsolidated joint ventures compared to 2015.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	June 30, 2016		December 31, 2015
Bonds held-to-maturity, at amortized cost	$7,456,908	36.7%	$7,609,420	38.6%
Bonds available-for-sale, at fair value	5,894,667	29.1	5,483,916	27.8
Equity securities, at fair value	1,531,926	7.6	1,514,979	7.7
Mortgage loans, net of allowance	3,996,073	19.7	3,483,280	17.7
Policy loans	388,763	1.9	407,491	2.1
Investment real estate, net of accumulated depreciation	589,497	2.9	581,255	2.9
Short-term investments	252,431	1.2	460,612	2.3
Other invested assets	178,659	0.9	173,042	0.9

Total investments	$20,288,924	100.0%	$19,713,995	100.0%

The increase in our total investments at June 30, 2016 compared to December 31, 2015 was primarily a result of the purchase of bonds available-for-sale and increased mortgage loan activity.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At June 30, 2016, our fixed maturity securities had an estimated fair value of $13.8 billion, which was $0.8 billion, or 5.8%, above amortized cost. At December 31, 2015, our fixed maturity securities had an estimated fair value of $13.2 billion, which was $0.2 billion, or 1.6%, above amortized cost. The estimated fair value for securities, due in one year or less, remained constant at approximately $0.5 billion as of June 30, 2016 and December 31, 2015, primarily as a result of maturities.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	June 30, 2016			December 31, 2015
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$686,940	$744,263	5.4	$681,918	$720,175	5.4
AA	1,480,478	1,594,043	11.6	1,522,300	1,591,496	12.0
A	4,572,801	4,899,736	35.5	4,672,994	4,828,340	36.5
BBB	5,801,552	6,090,433	44.2	5,731,158	5,732,961	43.3
BB and below	497,486	461,285	3.3	428,881	366,497	2.8

Total	$13,039,257	$13,789,760	100.0	$13,037,251	$13,239,469	100.0

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.8% and 4.4% at June 30, 2016 and December 31, 2015, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized		% of Fair
	Cost	Gains	(Losses)	Fair Value	Value
June 30, 2016
Common Stock	$785,554	$735,384	$(19,780)	$1,501,158	98.0
Preferred Stock	20,987	9,782	(1)	30,768	2.0

Total	$806,541	$745,166	$(19,781)	$1,531,926	100.0

December 31, 2015
Common Stock	$794,839	$718,225	$(22,035)	$1,491,029	98.4
Preferred Stock	15,987	7,964	(1)	23,950	1.6

Total	$810,826	$726,189	$(22,036)	$1,514,979	100.0

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

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of June 30, 2016, we had $388.8 million in policy loans with a loan to surrender value of 65.4%, and at December 31, 2015, we had $407.5 million in policy loans with a loan to surrender value of 61.3%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $6.1 million during the six months ended June 30, 2016, primarily due to lower earned rates on invested assets.

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

Net realized gains decreased $40.0 million during the six months ended June 30, 2016 compared to 2015 primarily due to a decrease in the sale of certain real estate holdings in unconsolidated joint ventures. Other-than-temporary impairment on investment securities decreased $3.5 million during the six months ended June 30, 2016 compared to 2015.

Net Unrealized Gains and Losses

The net unrealized gains on available-for-sale securities at June 30, 2016 and December 31, 2015 were $1.04 billion and $0.76 billion, respectively. Unrealized gains or losses on available-for-sale securities are recognized as other comprehensive income or loss which has no impact on earnings. The gross unrealized gains of available-for-sale securities increased $195.6 million to $1.09 billion during the six months ended June 30, 2016, resulting from increases in the value of bonds and equity securities. The gross unrealized losses of available-for-sale securities changed favorably by $81.9 million, going from $131.4 million at December 31, 2015 to $49.5 million at June 30, 2016. The gross unrealized gains of held-to-maturity securities increased $187.4 million to $493.4 million and gross unrealized losses decreased from $159.8 million at December 31, 2015 to $55.2 million in June 30, 2016.

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

Our cash and cash equivalents and short-term investment position decreased from $650.8 million at December 31, 2015 to $386.3 million at June 30, 2016. The decrease relates primarily to a reduction in short-term investments used to fund additional investments in mortgage loans and construction projects.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	June 30,	December 31,
	2016	2015
American National stockholders’ equity, excluding accumulated
other comprehensive income, net of tax (“AOCI”)	$4,120,525	$4,099,662
AOCI	488,082	352,620

Total American National stockholders’ equity	$4,608,607	$4,452,282

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $36.3 million and $34.7 million at June 30, 2016 and December 31, 2015, respectively.

The changes in our capital resources are summarized below (in thousands):

	Six months ended June 30, 2016
	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$61,941	$—	$61,941
Dividends to shareholders	(43,601)	—	(43,601)
Change in net unrealized gains	—	130,776	130,776
Defined benefit pension plan adjustment	—	4,256	4,256
Foreign currency transaction and translation adjustment	—	430	430
Other	2,523	—	2,523

Total	$20,863	$135,462	$156,325

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2016 and December 31, 2015, American National Insurance Company’s statutory capital and surplus was $2,920,318,000 and $2,925,935,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2016 and December 31, 2015, substantially above 200% of the authorized control level.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 05, 2016