Form 10-Q
period 2016-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2016-11-04
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of November 01, 2016, there were 26,914,516 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,805,540 and $7,755,553)	$7,363,132	$7,609,420
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,601,668 and $5,427,831)	5,925,900	5,483,916
Equity securities, at fair value (Cost $787,119 and $810,826)	1,546,801	1,514,979
Mortgage loans on real estate, net of allowance	4,113,637	3,483,280
Policy loans	384,257	407,491
Investment real estate, net of accumulated depreciation of $226,849 and $212,139	592,815	581,255
Short-term investments	405,463	460,612
Other invested assets	217,781	173,042

Total investments	20,549,786	19,713,995

Cash and cash equivalents	107,000	190,237
Investments in unconsolidated affiliates	465,233	379,348
Accrued investment income	180,343	177,474
Reinsurance recoverables	422,984	413,881
Prepaid reinsurance premiums	69,024	77,907
Premiums due and other receivables	308,771	285,446
Deferred policy acquisition costs	1,280,951	1,324,669
Property and equipment, net	117,638	120,680
Current tax receivable	51,974	4,091
Other assets	129,416	140,788
Separate account assets	913,667	918,446

Total assets	$24,596,787	$23,746,962

LIABILITIES
Future policy benefits
Life	$2,895,172	$2,853,962
Annuity	1,265,903	1,113,057
Accident and health	61,179	65,034
Policyholders’ account balances	11,112,998	10,829,173
Policy and contract claims	1,323,311	1,280,011
Unearned premium reserve	849,116	812,977
Other policyholder funds	316,577	305,836
Liability for retirement benefits	196,275	207,635
Notes payable	146,068	128,436
Deferred tax liabilities, net	348,354	219,295
Other liabilities	486,768	550,629
Separate account liabilities	913,667	918,446

Total liabilities	19,915,388	19,284,491

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,914,516 and 26,894,456 shares	30,832	30,832
Additional paid-in capital	16,194	13,689
Accumulated other comprehensive income	514,399	352,620
Retained earnings	4,212,749	4,157,184
Treasury stock, at cost	(101,777)	(102,043)

Total American National stockholders’ equity	4,672,397	4,452,282
Noncontrolling interest	9,002	10,189

Total stockholders’ equity	4,681,399	4,462,471

Total liabilities and stockholders’ equity	$24,596,787	$23,746,962

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
PREMIUMS AND OTHER REVENUE
Premiums
Life	$83,521	$78,397	$235,691	$225,550
Annuity	61,279	43,514	217,517	110,045
Accident and health	43,879	45,638	131,020	148,610
Property and casualty	318,658	291,486	926,807	849,876
Other policy revenues	64,210	60,271	194,046	175,392
Net investment income	227,784	184,482	634,548	597,357
Net realized investment gains	22,181	7,528	38,209	63,598
Other-than-temporary impairments	(5,914)	(19,407)	(12,941)	(22,904)
Other income	7,544	7,950	23,663	26,408

Total premiums and other revenues	823,142	699,859	2,388,560	2,173,932

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	103,873	94,087	296,398	273,275
Annuity	75,132	54,720	250,034	145,237
Claims incurred
Accident and health	39,375	46,236	101,994	110,289
Property and casualty	233,474	179,699	676,392	583,871
Interest credited to policyholders’ account balances	87,973	57,509	250,401	202,477
Commissions for acquiring and servicing policies	122,382	111,618	350,211	308,290
Other operating expenses	118,755	121,498	378,328	368,159
Change in deferred policy acquisition costs	(5,544)	(12,168)	(26,708)	(5,092)

Total benefits, losses and expenses	775,420	653,199	2,277,050	1,986,506

Income before federal income tax and equity in earnings of unconsolidated affiliates	47,722	46,660	111,510	187,426

Less: Provision (benefit) for federal income taxes
Current	(8,259)	30,037	(5,370)	76,546
Deferred	30,849	(11,903)	33,780	2,488

Total provision for federal income taxes	22,590	18,134	28,410	79,034
Equity in earnings of unconsolidated affiliates	36,530	16,339	39,265	73,385

Net income	61,662	44,865	122,365	181,777
Less: Net income attributable to noncontrolling interest, net of tax	2,373	2,852	1,135	1,729

Net income attributable to American National	$59,289	$42,013	$121,230	$180,048

Amounts available to American National common stockholders
Earnings per share
Basic	$2.20	$1.56	$4.51	$6.70
Diluted	2.20	1.56	4.50	6.68
Cash dividends to common stockholders	0.82	0.80	2.44	2.34
Weighted average common shares outstanding	26,908,032	26,899,683	26,908,619	26,865,359
Weighted average common shares outstanding and dilutive potential common shares	26,967,331	26,963,635	26,966,387	26,945,386

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$61,662	$44,865	$122,365	$181,777

Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	25,290	(70,900)	156,066	(117,203)
Foreign currency transaction and translation adjustments	(1,101)	(1,437)	(671)	(2,087)
Defined benefit pension plan adjustment	2,128	1,517	6,384	4,549

Other comprehensive income (loss), net of tax	26,317	(70,820)	161,779	(114,741)

Total comprehensive income (loss)	87,979	(25,955)	284,144	67,036
Less: Comprehensive income attributable to noncontrolling interest	2,373	2,852	1,135	1,729

Total comprehensive income (loss) attributable to American National	$85,606	$(28,807)	$283,009	$65,307

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Nine months ended September 30,
	2016	2015
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	13,689	9,248
Reissuance of treasury shares	1,825	3,032
Income tax effect from restricted stock arrangement	49	—
Amortization of restricted stock	631	935

Balance at end of the period	16,194	13,215

Accumulated Other Comprehensive Income
Balance as of January 1,	352,620	490,782
Other comprehensive income (loss)	161,779	(114,741)

Balance at end of the period	514,399	376,041

Retained Earnings
Balance as of January 1,	4,157,184	3,998,642
Net income attributable to American National	121,230	180,048
Cash dividends to common stockholders	(65,665)	(62,933)

Balance at end of the period	4,212,749	4,115,757

Treasury Stock
Balance as of January 1,	(102,043)	(101,941)
Reissuance (purchase) of treasury shares	266	(141)

Balance at end of the period	(101,777)	(102,082)

Noncontrolling Interest
Balance as of January 1,	10,189	12,384
Contributions	1	32
Distributions	(2,323)	(2,874)
Net gain attributable to noncontrolling interest	1,135	1,729

Balance at end of the period	9,002	11,271

Total Stockholders’ Equity	$4,681,399	$4,445,034

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$122,365	$181,777
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(38,209)	(63,598)
Other-than-temporary impairments	12,941	22,904
Amortization of premiums, discounts and loan origination fees	(1,301)	2,043
Net capitalized interest on policy loans and mortgage loans	(23,344)	(23,300)
Depreciation	36,811	32,665
Interest credited to policyholders’ account balances	250,401	202,477
Charges to policyholders’ account balances	(194,046)	(175,392)
Deferred federal income tax expense	33,780	2,488
Equity in earnings of unconsolidated affiliates	(39,265)	(73,385)
Distributions from equity method investments	827	549
Changes in
Policyholder liabilities	266,909	155,778
Deferred policy acquisition costs	(26,708)	(5,092)
Reinsurance recoverables	(9,103)	17,741
Premiums due and other receivables	(23,532)	(21,814)
Prepaid reinsurance premiums	8,883	(14,962)
Accrued investment income	(2,869)	3,763
Current tax receivable/payable	(47,883)	16,277
Liability for retirement benefits	(11,360)	(9,164)
Other, net	14,463	7,361

Net cash provided by operating activities	329,760	259,116

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	362,950	906,026
Available-for-sale securities	394,436	380,287
Investment real estate	12,879	14,247
Mortgage loans	396,783	632,309
Policy loans	46,194	42,309
Other invested assets	22,918	25,070
Disposals of property and equipment	8,677	1,397
Distributions from unconsolidated affiliates	40,464	122,162
Payment for the purchase/origination of
Held-to-maturity securities	(112,679)	(360,768)
Available-for-sale securities	(575,299)	(883,242)
Investment real estate	(38,611)	(58,536)
Mortgage loans	(1,010,671)	(718,410)
Policy loans	(18,693)	(18,747)
Other invested assets	(51,516)	(31,078)
Additions to property and equipment	(24,337)	(28,931)
Contributions to unconsolidated affiliates	(107,998)	(90,222)
Change in short-term investments	55,149	(63,495)
Other, net	9,242	17,021

Net cash used in investing activities	(590,112)	(112,601)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,197,460	941,340
Policyholders’ account withdrawals	(969,989)	(1,080,029)
Change in notes payable	17,631	17,967
Dividends to stockholders	(65,665)	(62,933)
Payments to noncontrolling interest	(2,322)	(2,842)

Net cash provided by (used in) financing activities	177,115	(186,497)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(83,237)	(39,982)
Beginning of the period	190,237	209,455

End of the period	$107,000	$169,473

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

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$315,764	$25,965	$(10)	$341,719
Foreign governments	4,069	871	—	4,940
Corporate debt securities	6,795,678	432,891	(35,449)	7,193,120
Residential mortgage-backed securities	243,551	18,593	(633)	261,511
Collateralized debt securities	1,292	81	—	1,373
Other debt securities	2,778	99	—	2,877

Total bonds held-to-maturity	7,363,132	478,500	(36,092)	7,805,540

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,152	788	(2)	24,938
U.S. states and political subdivisions	952,945	59,121	(102)	1,011,964
Foreign governments	5,000	1,885	—	6,885
Corporate debt securities	4,594,735	276,261	(17,055)	4,853,941
Residential mortgage-backed securities	19,218	2,470	(138)	21,550
Collateralized debt securities	5,618	1,007	(3)	6,622

Total bonds available-for-sale	5,601,668	341,532	(17,300)	5,925,900

Equity securities
Common stock	767,488	765,187	(12,322)	1,520,353
Preferred stock	19,631	6,817	—	26,448

Total equity securities	787,119	772,004	(12,322)	1,546,801

Total investments in securities	$13,751,919	$1,592,036	$(65,714)	$15,278,241

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$324,643	$22,318	$(444)	$346,517
Foreign governments	4,101	867	—	4,968
Corporate debt securities	6,985,844	263,927	(158,101)	7,091,670
Residential mortgage-backed securities	277,135	18,351	(1,286)	294,200
Collateralized debt securities	1,924	100	—	2,024
Other debt securities	15,773	401	—	16,174

Total bonds held-to-maturity	7,609,420	305,964	(159,831)	7,755,553

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,024	702	(34)	24,692
U.S. states and political subdivisions	933,958	39,808	(1,275)	972,491
Foreign governments	5,000	1,733	—	6,733
Corporate debt securities	4,431,765	120,471	(107,614)	4,444,622
Residential mortgage-backed securities	25,629	2,155	(420)	27,364
Collateralized debt securities	7,455	629	(70)	8,014

Total bonds available-for-sale	5,427,831	165,498	(109,413)	5,483,916

Equity securities
Common stock	794,839	718,225	(22,035)	1,491,029
Preferred stock	15,987	7,964	(1)	23,950

Total equity securities	810,826	726,189	(22,036)	1,514,979

Total investments in securities	$13,848,077	$1,197,651	$(291,280)	$14,754,448

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2016
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$410,950	$420,567	$210,126	$213,646
Due after one year through five years	3,347,145	3,592,814	1,355,035	1,456,040
Due after five years through ten years	3,411,875	3,587,225	3,410,678	3,597,976
Due after ten years	187,311	199,909	620,829	653,269
Without single maturity date	5,851	5,025	5,000	4,969

Total	$7,363,132	$7,805,540	$5,601,668	$5,925,900

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Proceeds from sales of available-for-sale securities	$36,950	$8,876	$79,681	$48,352
Gross realized gains	12,990	3,982	21,574	17,991
Gross realized losses	(244)	—	(582)	(65)

Gains and losses are determined using specific identification of the securities sold. During the nine months ended September 30, 2016 there were no bonds transferred from held-to-maturity to available-for-sale. During the nine months ended September 30, 2015 there were bonds with a carrying value of $171,000 transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ credit worthiness became evident. An unrealized loss of $53,000 was recorded in 2015, following the transfer at fair value.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Nine months ended September 30,
	2016	2015
Bonds available-for-sale	$268,148	$(81,173)
Equity securities	55,529	(135,991)

Change in net unrealized gains (losses) on securities during the year	323,677	(217,164)
Adjustments for
Deferred policy acquisition costs	(70,426)	30,491
Participating policyholders’ interest	(13,472)	7,222
Deferred federal income tax benefit (expense)	(83,713)	62,248

Change in net unrealized gains (losses) on securities, net of tax	$156,066	$(117,203)

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2016
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(10)	$1,209	$—	$—	$(10)	$1,209
Corporate debt securities	(2,315)	135,170	(33,134)	268,473	(35,449)	403,643
Residential mortgage-backed securities	(32)	3,247	(601)	11,026	(633)	14,273

Total bonds held-to-maturity	(2,357)	139,626	(33,735)	279,499	(36,092)	419,125

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(2)	4,087	—	—	(2)	4,087
U.S. states and political subdivisions	(101)	18,061	(1)	122	(102)	18,183
Corporate debt securities	(3,630)	218,012	(13,425)	179,475	(17,055)	397,487
Residential mortgage-backed securities	—	—	(138)	4,240	(138)	4,240
Collateralized debt securities	—	—	(3)	167	(3)	167

Total bonds available-for-sale	(3,733)	240,160	(13,567)	184,004	(17,300)	424,164

Equity securities
Common stock	(12,322)	84,585	—	—	(12,322)	84,585

Total equity securities	(12,322)	84,585	—	—	(12,322)	84,585

Total	$(18,412)	$464,371	$(47,302)	$463,503	$(65,714)	$927,874

	December 31, 2015
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(444)	$19,412	$—	$—	$(444)	$19,412
Corporate debt securities	(93,285)	1,912,178	(64,816)	283,469	(158,101)	2,195,647
Residential mortgage-backed securities	(449)	21,275	(837)	14,721	(1,286)	35,996

Total bonds held-to-maturity	(94,178)	1,952,865	(65,653)	298,190	(159,831)	2,251,055

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(34)	18,802	—	—	(34)	18,802
U.S. states and political subdivisions	(1,223)	80,807	(52)	2,569	(1,275)	83,376
Corporate debt securities	(81,638)	1,796,357	(25,976)	90,784	(107,614)	1,887,141
Residential mortgage-backed securities	(228)	15,273	(192)	4,984	(420)	20,257
Collateralized debt securities	(66)	2,115	(4)	253	(70)	2,368

Total bonds available-for-sale	(83,189)	1,913,354	(26,224)	98,590	(109,413)	2,011,944

Equity securities
Common stock	(22,035)	136,694	—	—	(22,035)	136,694
Preferred stock	—	—	(1)	—	(1)	—

Total equity securities	(22,035)	136,694	(1)	—	(22,036)	136,694

Total	$(199,402)	$4,002,913	$(91,878)	$396,780	$(291,280)	$4,399,693

Note 4 – Investment in Securities – (Continued)

As of September 30, 2016, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Bonds distributed by credit quality rating, using both Standard & Poor’s and Moody’s ratings, are shown below:

	September 30, 2016	December 31, 2015
AAA	5.3%	5.4%
AA	10.9	12.0
A	35.3	36.5
BBB	44.6	43.3
BB and below	3.9	2.8

Total	100.0%	100.0%

Equity securities by market sector distribution are shown below:

	September 30, 2016	December 31, 2015
Consumer goods	20.6%	20.5%
Energy and utilities	11.1	10.3
Finance	20.1	20.0
Healthcare	13.5	14.6
Industrials	8.5	8.2
Information technology	17.9	17.8
Other	8.3	8.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location are as follows:

	September 30, 2016	December 31, 2015
East North Central	17.0%	18.8%
East South Central	3.7	4.8
Mountain	11.0	11.6
Pacific	16.9	10.7
South Atlantic	16.7	18.8
West South Central	29.6	29.0
Other	5.1	6.3

Total	100.0%	100.0%

For the nine months ended September 30, 2016, American National did not foreclose on any loans, and one loan was in the process of foreclosure with a recorded investment of $1,940,000. For the year ended December 31, 2015, American National foreclosed on three loans with a recorded investment totaling $24,333,000 and one loan was in the process of foreclosure with a recorded investment of $2,450,000. American National sold no loans for the nine months ended September 30, 2016 and one loan with a recorded investment of $2,702,000 resulting in a realized loss of $1,602,000 for the year ended December 31, 2015.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
September 30, 2016
Industrial	$—	$—	$—	$—	$767,922	$767,922	18.6
Office	—	—	1,940	1,940	1,421,769	1,423,709	34.5
Retail	—	—	—	—	723,982	723,982	17.5
Other	—	—	—	—	1,210,742	1,210,742	29.4

Total	$—	$—	$1,940	$1,940	$4,124,415	$4,126,355	100.0

Allowance for loan losses						(12,718)

Total, net of allowance						$4,113,637

December 31, 2015
Industrial	$—	$—	$—	$—	$704,426	$704,426	20.1
Office	—	5,883	2,450	8,333	1,252,484	1,260,817	36.1
Retail	19,088	—	—	19,088	583,810	602,898	17.2
Other	—	—	—	—	928,034	928,034	26.6

Total	$19,088	$5,883	$2,450	$27,421	$3,468,754	$3,496,175	100.0

Allowance for loan losses						(12,895)

Total, net of allowance						$3,483,280

Total mortgage loans are net of unamortized discounts of $289,000 and $452,000 and unamortized origination fees of $30,008,000 and $22,637,000 at September 30, 2016 and December 31, 2015, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands):

	Nine months ended September 30,
	Collectively	Individually
	Evaluated	Evaluated
	for Impairment	for Impairment
Beginning balance 2016	$10,716	$2,179
Change in allowance	1,000	(1,177)

Ending balance 2016	$11,716	$1,002

At September 30, 2016 and December 31, 2015, the recorded investment for loans collectively evaluated for impairment was $4,087,732,000 and $3,442,211,000, respectively. The recorded investment for loans individually evaluated for impairment was $38,623,000 and $53,964,000, respectively.

Note 5 – Mortgage Loans – (Continued)

Loans individually evaluated for impairment with and without an allowance recorded are shown below (in thousands):

	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Three months ended
With an allowance
Office	$2,195	$40	$18,014	$555

Total	$2,195	$40	$18,014	$555

Without an allowance
Office	$26,442	$422	$26,639	$422
Retail	10,161	135	8,812	134

Total	$36,603	$557	$35,451	$556

Nine months ended
With an allowance
Office	$2,195	$119	$18,116	$1,016

Total	$2,195	$119	$18,116	$1,016

Without an allowance
Office	$26,590	$1,253	$26,326	$1,262
Retail	10,173	411	8,895	410

Total	$36,763	$1,664	$35,221	$1,672

	September 30, 2016		December 31, 2015
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
With an allowance
Office	$1,940	$2,450	$16,168	$17,855

Total	$1,940	$2,450	$16,168	$17,855

Without an allowance
Office	$26,539	$26,539	$29,091	$29,091
Retail	10,144	10,144	8,705	8,705

Total	$36,683	$36,683	$37,796	$37,796

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of contracts):

	Nine months ended September 30,
	2016			2015
	Number of contracts	Recorded investment pre- modification	Recorded investment post modification	Number of contracts	Recorded investment pre- modification	Recorded investment post modification
Office	—	$—	$—	2	$12,211	$12,211
Retail	2	10,189	10,189	—	—	—

Total	2	$10,189	$10,189	2	$12,211	$12,211

There are no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Investment Real Estate

Investment real estate by property-type and geographic distribution are as follows:

	September 30, 2016	December 31, 2015
Industrial	9.3%	10.9%
Office	38.3	38.1
Retail	37.0	37.0
Other	15.4	14.0

Total	100.0%	100.0%

	September 30, 2016	December 31, 2015
East North Central	7.2%	11.4%
East South Central	3.4	3.6
Mountain	12.1	12.6
Pacific	5.7	5.6
South Atlantic	12.9	10.1
West South Central	52.5	50.7
Other	6.2	6.0

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	September 30, 2016	December 31, 2015
Investment real estate	$187,631	$174,264
Short-term investments	1	1
Cash and cash equivalents	5,339	3,855
Accrued investment income	—	557
Other receivables	5,888	8,101
Other assets	7,902	8,210

Total assets of consolidated VIEs	$206,761	$194,988

Notes payable	$146,068	$128,436
Other liabilities	11,012	19,436

Total liabilities of consolidated VIEs	$157,080	$147,872

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $36,177,000 and $34,699,000 at September 30, 2016 and December 31, 2015, respectively. The long-term portion of notes payable, $136,693,000, consists of five notes with the following interest rates: 4.0%, one note with adjusted LIBOR plus LIBOR margin, one note at LIBOR, one note at LIBOR plus 2.5%, and one note at the lesser of the Prime Rate or the highest rate permitted by law. Of the long-term notes payable, two notes will mature in 2018, one note will mature in 2021, and two notes will mature beyond five years. A sixth note with a balance of $9,375,000 matured and was paid off in October, 2016.

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$305,100	$305,100	$236,816	$236,816
Mortgage loans	525,403	525,403	212,228	212,228
Accrued investment income	1,971	1,971	661	661

As of September 30, 2016, one real estate investment with a carrying value of $2,825,000 was classified as held for sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	September 30, 2016			December 31, 2015
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	433	$1,335,100	$145,450	419	$1,200,600	$123,007
Equity-indexed embedded derivative	Policyholders’ account balances	56,789	1,223,700	298,499	51,815	1,067,600	242,412

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
Equity-indexed options	Net investment income	$15,040	$(33,682)	$17,190	$(34,646)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(15,054)	16,780	(21,227)	19,997

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Bonds	$137,322	$138,707	$416,301	$421,543
Equity securities	9,094	9,353	28,421	27,869
Mortgage loans	61,277	50,681	158,593	149,682
Real estate	2,395	13,555	950	11,949
Options	15,040	(33,682)	17,190	(34,646)
Other invested assets	2,656	5,868	13,093	20,960

Total	$227,784	$184,482	$634,548	$597,357

Realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Bonds	$8,412	$(34)	$13,005	$10,063
Equity securities	17,599	7,669	28,529	44,579
Mortgage loans	(883)	639	176	(94)
Real estate	(2,928)	(739)	(2,655)	9,094
Other invested assets	(19)	(7)	(846)	(44)

Total	$22,181	$7,528	$38,209	$63,598

Note 8 – Net Investment Income and Realized Investment Gains (Losses) – (Continued)

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Bonds	$(94)	$(286)	$(94)	$(286)
Equity securities	(5,820)	(19,121)	(12,847)	(22,618)

Total	$(5,914)	$(19,407)	$(12,941)	$(22,904)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,363,132	$7,805,540	$7,609,420	$7,755,553
Fixed maturity securities, bonds available-for-sale	5,925,900	5,925,900	5,483,916	5,483,916
Equity securities	1,546,801	1,546,801	1,514,979	1,514,979
Equity-indexed options	145,450	145,450	123,007	123,007
Mortgage loans on real estate, net of allowance	4,113,637	4,279,760	3,483,280	3,621,978
Policy loans	384,257	384,257	407,491	407,491
Short-term investments	405,463	405,463	460,612	460,612
Separate account assets	913,667	913,667	918,446	918,446

Total financial assets	$20,798,307	$21,406,838	$20,001,151	$20,285,982

Financial liabilities
Investment contracts	$8,830,282	$8,830,282	$8,787,376	$8,787,376
Embedded derivative liability for equity-indexed contracts	298,499	298,499	242,412	242,412
Notes payable	146,068	146,068	128,436	128,436
Separate account liabilities	913,667	913,667	918,446	918,446

Total financial liabilities	$10,188,516	$10,188,516	$10,076,670	$10,076,670

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

Note 9 – Fair Value of Financial Instruments – (Continued)

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

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At September 30, 2016 and December 31, 2015, the one year implied volatility used to estimate embedded derivative value was 16.0% and 17.5%, respectively.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of September 30, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$341,719	$—	$341,719	$—
Foreign governments	4,940	—	4,940	—
Corporate debt securities	7,193,120	—	7,143,851	49,269
Residential mortgage-backed securities	261,511	—	260,592	919
Collateralized debt securities	1,373	—	—	1,373
Other debt securities	2,877	—	—	2,877

Total bonds held-to-maturity	7,805,540	—	7,751,102	54,438

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,938	—	24,938	—
U.S. states and political subdivisions	1,011,964	—	1,009,489	2,475
Foreign governments	6,885	—	6,885	—
Corporate debt securities	4,853,941	—	4,839,805	14,136
Residential mortgage-backed securities	21,550	—	19,004	2,546
Collateralized debt securities	6,622	—	4,491	2,131

Total bonds available-for-sale	5,925,900	—	5,904,612	21,288

Equity securities
Common stock	1,520,353	1,520,353	—	—
Preferred stock	26,448	26,448	—	—

Total equity securities	1,546,801	1,546,801	—	—

Options	145,450	—	—	145,450
Mortgage loans on real estate	4,279,760	—	4,279,760	—
Policy loans	384,257	—	—	384,257
Short-term investments	405,463	—	405,463	—
Separate account assets	913,667	—	913,667	—

Total financial assets	$21,406,838	$1,546,801	$19,254,604	$605,433

Financial liabilities
Investment contracts	$8,830,282	$—	$—	$8,830,282
Embedded derivative liability for equity-indexed contracts	298,499	—	—	298,499
Notes payable	146,068	—	—	146,068
Separate account liabilities	913,667	—	913,667	—

Total financial liabilities	$10,188,516	$—	$913,667	$9,274,849

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$346,517	$—	$346,517	$—
Foreign governments	4,968	—	4,968	—
Corporate debt securities	7,091,670	—	7,010,165	81,505
Residential mortgage-backed securities	294,200	—	293,267	933
Collateralized debt securities	2,024	—	2,024	—
Other debt securities	16,174	—	12,355	3,819

Total bonds held-to-maturity	7,755,553	—	7,669,296	86,257

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,692	—	24,692	—
U.S. states and political subdivisions	972,491	—	969,996	2,495
Foreign governments	6,733	—	6,733	—
Corporate debt securities	4,444,622	—	4,431,263	13,359
Residential mortgage-backed securities	27,364	—	24,958	2,406
Collateralized debt securities	8,014	—	6,144	1,870

Total bonds available-for-sale	5,483,916	—	5,463,786	20,130

Equity securities
Common stock	1,491,029	1,491,029	—	—
Preferred stock	23,950	23,950	—	—

Total equity securities	1,514,979	1,514,979	—	—

Options	123,007	—	—	123,007
Mortgage loans on real estate	3,621,978	—	3,621,978	—
Policy loans	407,491	—	—	407,491
Short-term investments	460,612	—	460,612	—
Separate account assets	918,446	—	918,446	—

Total financial assets	$20,285,982	$1,514,979	$18,134,118	$636,885

Financial liabilities
Investment contracts	$8,787,376	$—	$—	$8,787,376
Embedded derivative liability for equity-indexed contracts	242,412	—	—	242,412
Notes payable	128,436	—	—	128,436
Separate account liabilities	918,446	—	918,446	—

Total financial liabilities	$10,076,670	$—	$918,446	$9,158,224

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	Assets		Liability	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance, 2016	$21,666	$134,575	$278,570	$20,130	$123,007	$242,412
Total realized and unrealized investment gains included in other comprehensive income	128	—	—	639	—	—
Net fair value change included in realized losses	(2)	—	—	(1)	—	—
Net gain for derivatives included in net investment income	—	14,716	—	—	16,866	—
Net change included in interest credited	—	—	15,054	—	—	21,227
Purchases, sales and settlements or maturities
Purchases	—	7,786	—	—	20,257	—
Sales	—	—	—	—	—	—
Settlements or maturities	—	(11,627)	—	(389)	(14,680)	—
Premiums less benefits	—	—	4,875	—	—	34,860
Gross transfers into Level 3	—	—	—	1,413	—	—
Gross transfers out of Level 3	(504)	—	—	(504)	—	—

Ending balance September 30, 2016	$21,288	$145,450	$298,499	$21,288	$145,450	$298,499

Beginning balance, 2015	$67,200	$183,963	$208,827	$64,433	$189,449	$208,187
Total realized and unrealized investment gains (losses) included in other comprehensive income	150	—	—	(18)	—	—
Net fair value change included in realized gains (losses)	—	—	—	—	—	—
Net loss for derivatives			—			—
included in net investment income	—	(34,643)	—	—	(39,266)	—
Net change included in interest credited	—	—	(16,780)	—	—	(19,997)
Purchases, sales and settlements or maturities
Purchases	120	5,725	—	—	15,313	—
Sales	—	(11,160)	—	(1)	(11,160)	—
Settlements or maturities	(1)	(2,500)	—	(343)	(12,951)	—
Premiums less benefits	—	—	15,255	—	—	19,112
Gross transfers into Level 3	—	—	—	3,398	—	—
Gross transfers out of Level 3	(54,478)	—	—	(54,478)	—	—

Ending balance September 30, 2015	$12,991	$141,385	$207,302	$12,991	$141,385	$207,302

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $34,146,000 relating to assets still held at September 30, 2016 and unrealized losses of $51,875,000 at September 30, 2015.

There were no transfers between Level 1 and Level 2 fair value hierarchies. The transfers into Level 3 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The 2016 and 2015 transfers out of Level 3 were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property
	Life	Annuity	& Health	& Casualty	Total
Beginning balance, 2016	$756,023	$411,206	$44,390	$113,050	$1,324,669

Additions	80,025	59,750	8,149	198,004	345,928
Amortization	(61,273)	(52,096)	(11,042)	(194,809)	(319,220)
Effect of change in unrealized gains on available-for-sale securities	(16,976)	(53,450)	—	—	(70,426)

Net change	1,776	(45,796)	(2,893)	3,195	(43,718)

Ending balance at September 30, 2016	$757,799	$365,410	$41,497	$116,245	$1,280,951

Commissions comprise the majority of the additions to deferred policy acquisition costs.

Note 11 – Liability for Unpaid Claims and Claim Adjustment Expenses

The liability for unpaid claims and claim adjustment expenses (“claims”) for accident and health, and property and casualty insurance is included in “Policy and contract claims” in the consolidated statements of financial position and is the amount estimated for claims that have been reported but not settled and incurred but not reported (“IBNR”) claims. Liability for unpaid claims are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, offset by anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur.

Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2016	2015
Unpaid claims balance, beginning	$1,104,302	$1,132,394
Less reinsurance recoverables	217,337	245,906

Net beginning balance	886,965	886,488

Incurred related to
Current	804,177	705,988
Prior years	(26,632)	(7,835)

Total incurred claims	777,545	698,153

Paid claims related to
Current	472,413	414,287
Prior years	271,701	284,732

Total paid claims	744,114	699,019

Net balance	920,396	885,622
Plus reinsurance recoverables	247,998	215,464

Unpaid claims balance, ending	$1,168,394	$1,101,086

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. During the first nine months of 2016, estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $26,632,000 and $7,835,000 during the same period in 2015. This was a reflection of lower-than-anticipated losses in the multi-peril line of business in 2016 and lower-than-anticipated losses in the workers compensation, commercial auto and personal auto liability lines of business in 2015.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$29,488	35.0%	$22,050	35.0%	$52,771	35.0%	$91,284	35.0%
Tax-exempt investment income	(1,980)	(2.4)	(1,863)	(3.0)	(5,926)	(3.9)	(5,688)	(2.2)
Deferred tax adjustment	—	—	—	—	(10,508)	(7.0)	—	—
Dividend exclusion	(1,917)	(2.3)	(1,841)	(2.9)	(6,143)	(4.1)	(5,788)	(2.2)
Miscellaneous tax credits, net	(2,430)	(2.9)	(2,256)	(3.6)	(7,546)	(5.0)	(6,728)	(2.6)
Low income housing tax credit expense	1,294	1.5	1,307	2.1	3,883	2.6	3,792	1.5
Other items, net	(1,907)	(2.3)	737	1.2	(765)	(0.5)	2,162	0.8

Provision for federal income tax before interest expense	22,548	26.6	18,134	28.8	25,766	17.1	79,034	30.3
Interest expense	42	—	—	—	2,644	1.8	—	—

Total	$22,590	26.6%	$18,134	28.8%	$28,410	18.9%	$79,034	30.3%

American National made income tax payments of $35,458,000 and $52,106,000 during the nine months ended September 30, 2016 and 2015, respectively. During 2016, the Company recognized a $10,508,000 tax benefit associated with the reduction of a deferred tax liability, when a determination was made that no tax would be due on the restructuring of a subsidiary ownership interest.

Management believes that a sufficient level of taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of September 30, 2016 and 2015. There are no ordinary loss tax carryforwards that will expire by December 31, 2016.

American National’s federal income tax returns for years 2013 to 2015 and years 2006 to 2009 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established; however, management has accrued interest in the amount of $2.6 million, net of tax, in the first quarter of 2016 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance, 2016	$453,434	$(97,889)	$(2,925)	$352,620
Amounts reclassified from AOCI (net of tax benefit $7,078 and expense $3,438)	(13,145)	6,384	—	(6,761)
Unrealized holding gains arising during the period (net of tax expense $120,365)	223,535	—	—	223,535
Unrealized adjustment to DAC (net of tax benefit $24,859)	(45,567)	—	—	(45,567)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $4,715)	(8,757)	—	—	(8,757)
Foreign currency adjustment (net of tax benefit $361)	—	—	(671)	(671)

Ending balance at September 30, 2016	$609,500	$(91,505)	$(3,596)	$514,399

Beginning balance, 2015	568,151	(76,074)	(1,295)	490,782
Amounts reclassified from AOCI (net of tax benefit $8,221 and expense $2,449)	(15,268)	4,549	—	(10,719)
Unrealized holding losses arising during the period (net of tax benefit $67,787)	(125,888)	—	—	(125,888)
Unrealized adjustment to DAC (net of tax expense $11,232)	19,259	—	—	19,259
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,528)	4,694	—	—	4,694
Foreign currency adjustment (net of tax benefit $1,124)	—	—	(2,087)	(2,087)

Ending balance at September 30, 2015	$450,948	$(71,525)	$(3,382)	$376,041

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30, 2016	December 31, 2015
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,917,933)	(3,937,993)

Outstanding shares	26,914,516	26,894,456
Restricted shares	(76,000)	(76,000)

Unrestricted outstanding shares	26,838,516	26,818,456

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	38,092	$115.18	76,000	$110.73	135,725	$103.73
Granted	—	—	—	—	36,849	103.58
Exercised	(7,071)	111.24	—	—	(66,581)	100.06
Forfeited	—	—	—	—	(182)	105.75
Expired	(16,564)	116.88	—	—	—	—

Outstanding at September 30, 2016	14,457	$115.15	76,000	$110.73	105,811	$105.98

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	1.20	3.04	1.76
Exercisable shares	14,457	N/A	N/A
Weighted-average exercise price	$115.15	$110.73	$105.98
Weighted-average exercise price exercisable shares	115.15	N/A	N/A
Compensation expense (credit)
Three months ended September 30, 2016	$98,000	$212,000	$1,297,000
Three months ended September 30, 2015	(14,000)	282,000	1,114,000
Nine months ended September 30, 2016	135,000	631,000	5,744,000
Nine months ended September 30, 2015	(82,000)	935,000	5,421,000
Fair value of liability award
September 30, 2016	$170,000	N/A	$22,465,000
December 31, 2015	37,000	N/A	19,415,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and most of these awards feature a graded vesting schedule in the case of the retirement, death or disability of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 76,000 shares are unvested.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding	26,908,032	26,899,683	26,908,619	26,865,359
Incremental shares from RS awards and RSUs	59,299	63,952	57,768	80,027

Total shares for diluted calculations	26,967,331	26,963,635	26,966,387	26,945,386

Net income attributable to American National (in thousands)	$59,289	$42,013	$121,230	$180,048
Basic earnings per share	$2.20	$1.56	$4.51	$6.70
Diluted earnings per share	2.20	1.56	4.50	6.68

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2016 and December 31, 2015, American National Insurance Company’s statutory capital and surplus was $2,905,490,000 and $2,925,935,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2016 and December 31, 2015, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $66,683,000 and $66,042,000 at September 30, 2016 and September 30, 2015, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30, 2016	December 31, 2015
Statutory capital and surplus
Life insurance entities	$1,867,243	$1,900,939
Property and casualty insurance entities	1,047,488	1,033,942

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Statutory net income (loss)
Life insurance entities	$22,226	$21,990	$45,335	$101,232
Property and casualty insurance entities	11,417	29,253	14,674	43,190

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

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at September 30, 2016 and December 31, 2015.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $2,252,000 and $3,439,000 at September 30, 2016 and December 31, 2015, respectively.

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

Note 15 – Segment Information – (Continued)

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Life	$9,547	$10,193	$22,832	$25,523
Annuity	13,567	4,433	49,001	38,668
Health	(6,487)	(11,178)	(2,702)	1,725
Property and Casualty	663	33,980	2,878	42,758
Corporate and Other	30,432	9,232	39,501	78,752

Total	$47,722	$46,660	$111,510	$187,426

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at September 30, 2016, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $977,825,000 of which $393,534,000 is expected to be funded in 2016 with the remainder funded in 2017 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2016 and December 31, 2015, the outstanding letters of credit were $9,501,000 and there were no borrowings on this facility. This facility expires on October 30, 2017.

Note 16 – Commitments and Contingencies – (Continued)

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2016, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $208,565,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Nine months ended September 30,		September 30,	December 31,
Related Party	Financial Statement Line Impacted	2016	2015	2016	2015
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,060	$986	$4,122	$5,182
Gal-Tex Hotel Corporation	Net investment income	256	330	25	31
Greer, Herz & Adams, LLP	Other operating expenses	7,610	6,011	(435)	(274)

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

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Premiums	$507,337	$459,035	$48,302	$1,511,035	$1,334,081	$176,954
Other policy revenues	64,210	60,271	3,939	194,046	175,392	18,654
Net investment income	227,784	184,482	43,302	634,548	597,357	37,191
Realized investments gains (losses), net	16,267	(11,879)	28,146	25,268	40,694	(15,426)
Other income	7,544	7,950	(406)	23,663	26,408	(2,745)

Total premiums and other revenues	823,142	699,859	123,283	2,388,560	2,173,932	214,628

Benefits, losses and expenses
Policyholder benefits	179,005	148,807	30,198	546,432	418,512	127,920
Claims incurred	272,849	225,935	46,914	778,386	694,160	84,226
Interest credited to policyholders’ account balances	87,973	57,509	30,464	250,401	202,477	47,924
Commissions for acquiring and servicing policies	122,382	111,618	10,764	350,211	308,290	41,921
Other operating expenses	118,755	121,498	(2,743)	378,328	368,159	10,169
Change in deferred policy acquisition costs (1)	(5,544)	(12,168)	6,624	(26,708)	(5,092)	(21,616)

Total benefits and expenses	775,420	653,199	122,221	2,277,050	1,986,506	290,544

Income before other items and federal income taxes	$47,722	$46,660	$1,062	$111,510	$187,426	$(75,916)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was amortizedand represents an increase to expenses in the period indicated.

Consolidated earnings remained relatively constant during the three months ended September 30, 2016 compared to 2015. Consolidated earnings decreased during the nine months ended September 30, 2016 compared to 2015 primarily due to a decrease in property and casualty earnings impacted by an increase in catastrophe losses, and lower realized capital gains attributable to a decrease in sales of equity securities.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Premiums	$83,521	$78,397	$5,124	$235,691	$225,550	$10,141
Other policy revenues	61,445	57,127	4,318	185,632	165,727	19,905
Net investment income	59,055	54,904	4,151	169,299	168,890	409
Other income	491	189	302	1,561	1,219	342

Total premiums and other revenues	204,512	190,617	13,895	592,183	561,386	30,797

Benefits, losses and expenses
Policyholder benefits	103,873	94,087	9,786	296,398	273,275	23,123
Interest credited to policyholders’ account balances	13,822	12,851	971	47,377	42,751	4,626
Commissions for acquiring and servicing policies	36,154	30,297	5,857	97,137	90,145	6,992
Other operating expenses	45,362	48,694	(3,332)	147,191	150,262	(3,071)
Change in deferred policy acquisition costs (1)	(4,246)	(5,505)	1,259	(18,752)	(20,570)	1,818

Total benefits and expenses	194,965	180,424	14,541	569,351	535,863	33,488

Income before other items and federal income taxes	$9,547	$10,193	$(646)	$22,832	$25,523	$(2,691)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings remained relatively constant during the three months ended September 30, 2016 compared to 2015. Earnings decreased during the nine months ended September 30, 2016 compared to 2015 primarily due to lower returns on invested assets coupled with the increase in interest credited to policyholders due to in-force policies with guaranteed crediting rates.

Premiums and other revenues

Premiums, as shown in the table on the previous page, increased during the three and nine months ended September 30, 2016 compared to 2015 primarily due to continued renewal growth in our term products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase in other policy revenues during the three and nine months ended September 30, 2016 compared to 2015 is attributable to an increase in universal life policies in-force.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Traditional Life	$12,551	$13,410	$(859)	$39,864	$41,818	$(1,954)
Universal Life	5,380	3,506	1,874	14,345	10,439	3,906
Indexed UL	5,721	5,191	530	17,310	16,352	958
Variable UL	—	6	(6)	24	15	9

Total Recurring	$23,652	$22,113	$1,539	$71,543	$68,624	$2,919

Single and excess	$515	$633	$(118)	$1,470	$1,546	$(76)
Credit life	1,179	1,064	115	3,224	3,106	118

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

Life insurance sales increased slightly during the three and nine months ended September 30, 2016 compared to 2015. Universal life sales were the main driver of the increase.

Benefits, losses and expenses

Policyholder benefits increased during the three and nine months ended September 30, 2016 compared to 2015 primarily due to universal life claims with higher face amounts on a closed block of older aged policyholders.

Commissions increased during the three and nine months ended September 30, 2016 compared to 2015 primarily due to increased sales of universal life products.

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Acquisition cost capitalized	$25,561	$27,936	$(2,375)	$80,025	$81,568	$(1,543)
Amortization of DAC	(21,315)	(22,431)	1,116	(61,273)	(60,998)	(275)

Change in DAC	$4,246	$5,505	$(1,259)	$18,752	$20,570	$(1,818)

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	September 30,	December 31,
	2016	2015	Change
Life insurance in-force
Traditional life	$66,531,651	$63,336,601	$3,195,050
Interest-sensitive life	27,566,967	26,858,051	708,916

Total life insurance in-force	$94,098,618	$90,194,652	$3,903,966

The following table summarizes changes in the Life segment’s number of policies in-force:

	September 30, 2016	December 31, 2015	Change
Number of policies in-force
Traditional life	1,843,204	1,890,600	(47,396)
Interest-sensitive life	219,757	212,851	6,906

Total number of policies	2,062,961	2,103,451	(40,490)

Total life insurance in-force increased during the nine months ended September 30, 2016 compared to December 31, 2015, while the total number of policies decreased for the same periods, reflecting the transition to fewer but higher face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Premiums	$61,279	$43,514	$17,765	$217,517	$110,045	$107,472
Other policy revenues	2,765	3,144	(379)	8,414	9,665	(1,251)
Net investment income	128,764	84,036	44,728	369,300	316,903	52,397
Other income	647	1,036	(389)	2,409	2,918	(509)

Total premiums and other revenues	193,455	131,730	61,725	597,640	439,531	158,109

Benefits, losses and expenses
Policyholder benefits	75,132	54,720	20,412	250,034	145,237	104,797
Interest credited to policyholders’ account balances	74,151	44,658	29,493	203,024	159,726	43,298
Commissions for acquiring and servicing policies	19,807	20,918	(1,111)	63,078	41,372	21,706
Other operating expenses	11,191	13,383	(2,192)	40,157	39,380	777
Change in deferred policy acquisition costs (1)	(393)	(6,382)	5,989	(7,654)	15,148	(22,802)

Total benefits and expenses	179,888	127,297	52,591	548,639	400,863	147,776

Income before other items and federal income taxes	$13,567	$4,433	$9,134	$49,001	$38,668	$10,333

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three and nine months ended September 30, 2016 compared to 2015 primarily due to increased assets, as measured by account value and reserves, leading to increased investment income.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Fixed deferred annuity	$86,331	$253,175	$(166,844)	$416,279	$358,885	$57,394
Single premium immediate annuity	67,034	48,740	18,294	244,198	128,593	115,605
Equity-indexed deferred annuity	139,580	120,040	19,540	440,851	254,832	186,019
Variable deferred annuity	17,678	23,717	(6,039)	58,252	72,544	(14,292)

Total premium and deposits	310,623	445,672	(135,049)	1,159,580	814,854	344,726
Less: Policy deposits	249,344	402,158	(152,814)	942,063	704,809	237,254

Total earned premiums	$61,279	$43,514	$17,765	$217,517	$110,045	$107,472

Fixed deferred, single premium immediate, and equity-indexed deferred annuity sales increased during the nine months ended September 30, 2016 compared to 2015. Beginning in the third quarter of 2015, the Company enhanced crediting rates on certain annuity products resulting in increased sales through the nine months of September 30, 2016. Crediting rates were lowered slightly in the third quarter of 2016.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Nine months ended September 30,
	2016	2015
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$8,880,448	$8,873,397
Net inflows	682,363	417,608
Surrenders	(637,987)	(718,819)
Fees	(4,247)	(4,982)
Interest credited	198,328	153,196

Account value, end of period	$9,118,905	$8,720,400

Single premium immediate annuity
Reserve, beginning of period	$1,398,481	$1,274,664
Net inflows	123,456	16,602
Interest and mortality	40,432	40,224

Reserve, end of period	$1,562,369	$1,331,490

Variable deferred annuity
Account value, beginning of period	$417,821	$494,516
Net inflows	39,894	70,999
Surrenders	(53,584)	(116,110)
Fees	(2,527)	(4,211)
Change in market value and other	7,563	(15,195)

Account value, end of period	$409,167	$429,999

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for single premium immediate annuity (SPIA) contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. The level of benefits for the nine months ended September 30, 2016 and 2015, was commensurate with increases in SPIA premium during these periods.

Commissions increased during the nine months ended September 30, 2016 compared to 2015 driven by the increase in fixed deferred, equity-indexed, and single premium immediate annuity sales.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Acquisition cost capitalized	$16,455	$22,031	$(5,576)	$59,750	$42,264	$17,486
Amortization of DAC	(16,062)	(15,649)	(413)	(52,096)	(57,412)	5,316

Change in DAC	$393	$6,382	$(5,989)	$7,654	$(15,148)	$22,802

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the nine months ended September 30, 2016 and 2015 were 36.0% and 42.7%, respectively. The favorable decrease in the 2016 ratio was directly related to lower surrenders.

Options and Derivatives

Net investment income without option return increased during the three and nine months ended September 30, 2016 compared to 2015, primarily due to higher account values and reserves as a result of increased sales over the past year.

The S&P 500 Index return increased by approximately 6.1% and decreased by 6.7% in the nine months ended September 30, 2016 and 2015, respectively. This change led to an increase in the option return of $47.1 million during the nine months ended September 30, 2016 compared to 2015 partially offset by a $38.3 million increase in equity-indexed embedded derivative for a net increase in earnings of $8.8 million.

The following table summarizes the incremental impact of the investment performance of equity-indexed options or “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Net investment income
Without option return	$116,291	$115,312	$979	$354,284	$349,009	$5,275
Option return	12,473	(31,276)	43,749	15,016	(32,106)	47,122
Interest credited to policy account balances
Without embedded derivatives	60,513	60,264	249	182,999	178,025	4,974
Equity-indexed annuity embedded derivatives	13,638	(15,606)	29,244	20,025	(18,299)	38,324

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Premiums	$43,879	$45,638	$(1,759)	$131,020	$148,610	$(17,590)
Net investment income	2,474	2,515	(41)	7,442	7,760	(318)
Other income	4,392	3,554	838	13,208	13,479	(271)

Total premiums and other revenues	50,745	51,707	(962)	151,670	169,849	(18,179)

Benefits, losses and expenses
Claims incurred	39,375	46,236	(6,861)	101,994	110,289	(8,295)
Commissions for acquiring and servicing policies	6,592	6,049	543	16,850	21,195	(4,345)
Other operating expenses	10,722	10,011	711	32,635	34,314	(1,679)
Change in deferred policy acquisition costs (1)	543	589	(46)	2,893	2,326	567

Total benefits and expenses	57,232	62,885	(5,653)	154,372	168,124	(13,752)

Income before other items and federal income taxes	$(6,487)	$(11,178)	$4,691	$(2,702)	$1,725	$(4,427)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three months ended September 30, 2016 compared to 2015, primarily due to the non-recurrence of a third quarter 2015 receivable write-off associated with an insolvent reinsurer, such non-recurrence was partially offset by a $7.2 million change in estimate, decreasing the amount of ceded claim reserves during the third quarter of 2016. Earnings decreased during the nine months ended September 30, 2016 compared to 2015, primarily due to decreasing policies in-force, compounded by a decrease in premiums that outpaced the decrease in claims.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Medicare Supplement	$16,879	38.5%	$18,610	40.7%	$51,755	39.5%	$57,620	38.8%
Medical expense	3,416	7.8	4,142	9.1	10,621	8.1	12,927	8.7
Group health	6,152	14.0	8,436	18.5	23,569	18.0	25,843	17.4
Credit accident and health	4,363	9.9	3,244	7.1	10,551	8.1	9,709	6.5
MGU	4,870	11.1	3,813	8.4	13,135	10.0	17,328	11.7
Supplemental insurance	6,845	15.6	6,579	14.4	17,293	13.2	21,281	14.3
All other	1,354	3.1	814	1.8	4,096	3.1	3,902	2.6

Total	$43,879	100.0%	$45,638	100.0%	$131,020	100.0%	$148,610	100.0%

Earned premiums decreased during the nine months ended September 30, 2016 compared to 2015, primarily due to a decline in MGU premiums as lesser performing groups were removed. Medicare Supplement earned premiums decreased during the periods due to lapses that were greater than new sales, compounded by the continuing shift in sales from comprehensive higher premium plans to the lower premium high deductible plan. Medical expense premiums continued to decline due to lapsation of this closed block of business. Supplemental insurance declined during the nine months ended September 30, 2016 compared to 2015, due to greater than expected lapsation of the in-force block, which more than offset the increase in sales relative to 2015.

Our in-force certificates or policies as of the dates indicated are as follows:

	Nine months ended September 30,
	2016		2015
Medicare Supplement	33,579	6.2%	35,716	6.5%
Medical expense	2,338	0.4	2,838	0.5
Group	17,219	3.2	16,112	2.9
Credit accident and health	194,575	36.1	207,424	37.6
MGU	193,281	35.9	187,831	34.1
Supplemental insurance	63,568	11.8	63,558	11.5
All other	34,488	6.4	38,187	6.9

Total	539,048	100.0%	551,666	100.0%

Total in-force policies decreased during the nine months ended September 30, 2016 compared to 2015, primarily due to levels of lapsation that were greater than new sales, and the continued shrinkage of the closed Medical Expense and All Other blocks.

Benefits, losses and expenses

Claims incurred decreased during the three and nine months ended September 30, 2016 compared to 2015 primarily due to the non-recurrence of a third quarter 2015 receivable write-off associated with an insolvent reinsurer.

Commissions decreased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the decrease in premiums.

The decrease in other operating expenses for the nine months ended September 30, 2016 compared to 2015 is associated with the decline in the number of policies.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Acquisition cost capitalized	$3,234	$8,828	$(5,594)	$8,149	$15,869	$(7,720)
Amortization of DAC	(3,777)	(9,417)	5,640	(11,042)	(18,195)	7,153

Change in DAC	$(543)	$(589)	$46	$(2,893)	$(2,326)	$(567)

The change in DAC had a slightly larger impact on expenses during the nine months ended September 30, 2016 compared to 2015 due to declining commission expense deferral.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Premiums and other revenues
Net premiums written	$328,620	$302,294	$26,326	$974,467	$900,614	$73,853

Net premiums earned	$318,658	$291,486	$27,172	$926,807	$849,876	$76,931
Net investment income	13,679	13,316	363	41,631	41,948	(317)
Other income	1,332	1,538	(206)	3,683	4,110	(427)

Total premiums and other revenues	333,669	306,340	27,329	972,121	895,934	76,187

Benefits, losses and expenses
Claims incurred	233,474	179,699	53,775	676,392	583,871	92,521
Commissions for acquiring and servicing policies	59,830	54,229	5,601	173,149	155,454	17,695
Other operating expenses	41,150	39,302	1,848	122,897	115,847	7,050
Change in deferred policy acquisition costs (1)	(1,448)	(870)	(578)	(3,195)	(1,996)	(1,199)

Total benefits and expenses	333,006	272,360	60,646	969,243	853,176	116,067

Income before other items and federal income taxes	$663	$33,980	$(33,317)	$2,878	$42,758	$(39,880)

Loss ratio	73.3%	61.6%	11.7	73.0%	68.7%	4.3
Underwriting expense ratio	31.2	31.8	(0.6)	31.6	31.7	(0.1)

Combined ratio	104.5%	93.4%	11.1	104.6%	100.4%	4.2

Impact of catastrophe events on combined ratio	8.3	1.5	6.8	9.1	6.1	3.0

Combined ratio without impact of catastrophe events	96.2%	91.9%	4.3	95.5%	94.3%	1.2

Gross catastrophe losses	$26,542	$4,346	$22,196	$83,893	$51,985	$31,908
Net catastrophe losses	26,499	4,151	22,348	83,662	51,441	32,221

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty earnings decreased during the three and nine months ended September 30, 2016 compared to 2015, primarily due to the increase in losses attributable to higher auto claims and higher catastrophe losses.

Premiums and other revenues

Net premiums written and earned increased during the three and nine months ended September 30, 2016 compared to 2015 for all major lines of business. The largest increases were in the collateral protection and personal automobile lines of business.

Benefits, losses and expenses

Claims incurred increased during the three and nine months ended September 30, 2016 compared to 2015 as a result of increases in catastrophe losses as well as an increase in frequency and severity of claims related to the automobile lines of business.

Commissions for acquiring and servicing policies increased during the three and nine months ended September 30, 2016 compared to 2015, primarily as a result of the growth of the collateral protection and mortgage security insurance lines of business.

Operating expenses increased during the three and nine months ended September 30, 2016 compared to 2015 as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 56.4% of net premiums written; (ii) Commercial products, which focus primarily on agricultural and other markets, representing 32.9% of net premiums written; and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 10.7% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Net premiums written
Automobile	$115,122	$106,295	$8,827	$334,194	$312,070	$22,124
Homeowner	67,683	64,217	3,466	182,523	172,667	9,856
Other Personal	11,353	11,055	298	33,184	32,512	672

Total net premiums written	$194,158	$181,567	$12,591	$549,901	$517,249	$32,652

Net premiums earned
Automobile	$109,574	$102,621	$6,953	$319,930	$302,769	$17,161
Homeowner	58,691	56,364	2,327	171,112	165,705	5,407
Other Personal	10,627	10,354	273	31,267	30,375	892

Total net premiums earned	$178,892	$169,339	$9,553	$522,309	$498,849	$23,460

Loss ratio
Automobile	89.4%	77.0%	12.4	85.9%	78.4%	7.5
Homeowner	86.9	42.7	44.2	78.6	64.7	13.9
Other Personal	60.9	60.2	0.7	52.2	61.7	(9.5)
Personal line loss ratio	86.9%	64.6%	22.3	81.5%	72.8%	8.7
Combined Ratio
Automobile	114.2%	102.2%	12.0	111.1%	103.5%	7.6
Homeowner	114.7	70.2	44.5	106.7	91.9	14.8
Other Personal	82.2	83.6	(1.4)	76.7	86.0	(9.3)
Personal line combined ratio	112.5%	90.4%	22.1	107.6%	98.6%	9.0

Automobile: Net premiums written and earned increased in the personal automobile line during the three and nine months ended September 30, 2016 compared to 2015, due to an increase of policies in force and rate increases. The loss and combined ratio increased during the three and nine months ended September 30, 2016 compared to 2015, primarily due to an increase in the frequency and severity of claims and catastrophe losses compared to the prior year.

Homeowner: Net premiums written and earned increased during the three and nine months ended September 30, 2016 compared to 2015, primarily due to increases in sales of homeowner products to renters. The loss and combined ratio increased during the three and nine months ended September 30, 2016 compared to 2015, due to increases in catastrophe claim activity compared to the prior year.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss ratio decreased during the nine months ended September 30, 2016 compared to 2015 primarily due to an umbrella claim re-designation from personal lines to commercial lines.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Net premiums written
Other Commercial	$38,665	$33,840	$4,825	$135,429	$127,194	$8,235
Agricultural Business	35,844	30,388	5,456	106,998	96,161	10,837
Automobile	21,495	19,469	2,026	77,721	72,038	5,683

Total net premiums written	$96,004	$83,697	$12,307	$320,148	$295,393	$24,755

Net premiums earned
Other Commercial	$43,170	$38,946	$4,224	$122,018	$113,578	$8,440
Agricultural Business	34,110	30,561	3,549	99,276	89,725	9,551
Automobile	23,941	22,391	1,550	70,077	65,242	4,835

Total net premiums earned	$101,221	$91,898	$9,323	$291,371	$268,545	$22,826

Loss ratio
Other Commercial	64.9%	52.2%	12.7	66.4%	61.6%	4.8
Agricultural Business	41.9	58.8	(16.9)	64.8	76.6	(11.8)
Automobile	69.7	82.1	(12.4)	69.9	75.5	(5.6)
Commercial line loss ratio	58.3%	61.7%	(3.4)	66.7%	70.0%	(3.3)
Combined ratio
Other Commercial	97.5%	79.1%	18.4	98.4%	89.8%	8.6
Agricultural Business	78.4	101.3	(22.9)	102.2	117.2	(15.0)
Automobile	94.0	105.3	(11.3)	94.3	100.2	(5.9)
Commercial line combined ratio	90.2%	92.9%	(2.7)	98.7%	101.5%	(2.8)

Other Commercial: Net premiums written and earned increased during the three and nine months ended September 30, 2016 compared to 2015 primarily due to increased sales of mortgage security insurance. This increase was partially offset by an increase in reinsurance premium ceded for the workers compensation and umbrella lines of business. The increase in the combined ratios for the three and nine months ended September 30, 2016 compared to 2015 is primarily due to the increase of reinsurance premium.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and nine months ended September 30, 2016 compared to 2015, primarily as a result of improved rate adequacy. The loss and combined ratio decreased during the three and nine months ended September 30, 2016 compared to 2015 primarily due to a decrease in catastrophe losses.

Automobile: Net premiums written and earned increased during the three and nine months ended September 30, 2016 compared to 2015, primarily due to improved rate adequacy. The loss ratio decreased during the three and nine months ended September 30, 2016 compared to 2015, primarily due to a decrease in average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Net premiums written	$38,458	$37,030	$1,428	$104,598	$87,972	$16,626
Net premiums earned	38,546	30,249	8,297	113,127	82,482	30,645
Loss ratio	49.5%	45.1%	4.4%	49.9%	39.5%	10.4%
Combined ratio	106.2%	113.8%	(7.6)%	107.2%	108.7%	(1.5)%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during the three and nine months ended September 30, 2016 compared to 2015, primarily due to increases in our collateral protection business. The loss ratio increased during the three and nine months ended September 30, 2016 compared to 2015, primarily due to an increase in claims in our collateral protection and guaranteed auto protection business lines.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Other revenues
Net investment income	$23,812	$29,711	$(5,899)	$46,876	$61,856	$(14,980)
Realized investment gains (losses), net	16,267	(11,879)	28,146	25,268	40,694	(15,426)
Other income	682	1,633	(951)	2,802	4,682	(1,880)

Total other revenues	40,761	19,465	21,296	74,946	107,232	(32,286)

Benefits, losses and expenses
Commissions	(1)	125	(126)	(3)	124	(127)
Other operating expenses	10,330	10,108	222	35,448	28,356	7,092

Total benefits, losses and expenses	10,329	10,233	96	35,445	28,480	6,965

Income before other items and federal income taxes	$30,432	$9,232	$21,200	$39,501	$78,752	$(39,251)

Earnings increased during the three months ended September 30, 2016 compared to 2015 primarily due to an increase in realized investment gains. The increase in realized investment gains is attributable to an increase in the sale of equity securities. Earnings decreased during the nine months ended September 30, 2016 compared to 2015 primarily due to a decrease in net investment income and realized investment gains. The decrease in realized investment gains is attributable to a decrease in the sale of certain real estate holdings compared to 2015, and higher other-than-temporary impairments recognized in 2016.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	September 30, 2016		December 31, 2015
Bonds held-to-maturity, at amortized cost	$7,363,132	35.8%	$7,609,420	38.6%
Bonds available-for-sale, at fair value	5,925,900	28.8	5,483,916	27.8
Equity securities, at fair value	1,546,801	7.5	1,514,979	7.7
Mortgage loans, net of allowance	4,113,637	20.0	3,483,280	17.7
Policy loans	384,257	1.9	407,491	2.1
Investment real estate, net of accumulated depreciation	592,815	2.9	581,255	2.9
Short-term investments	405,463	2.0	460,612	2.3
Other invested assets	217,781	1.1	173,042	0.9

Total investments	$20,549,786	100.0%	$19,713,995	100.0%

The increase in our total investments at September 30, 2016 compared to December 31, 2015 was primarily a result of the purchase of bonds available-for-sale and increased mortgage loan activity.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At September 30, 2016, our fixed maturity securities had an estimated fair value of $13.7 billion, which was $0.8 billion, or 5.9%, above amortized cost. At December 31, 2015, our fixed maturity securities had an estimated fair value of $13.2 billion, which was $0.2 billion, or 1.6%, above amortized cost. The estimated fair value for securities, due in one year or less, increased from $0.5 billion as of December 31, 2015 to $0.6 billion as of September 30, 2016.

The following table identifies the total bonds by credit quality rating, using both Standard & Poor’s and Moody’s ratings (in thousands, except percentages):

	September 30, 2016			December 31, 2015
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$681,239	$730,450	5.3	$681,918	$720,175	5.4
AA	1,403,349	1,502,440	10.9	1,522,300	1,591,496	12.0
A	4,531,470	4,847,459	35.3	4,672,994	4,828,340	36.5
BBB	5,794,161	6,124,824	44.6	5,731,158	5,732,961	43.3
BB and below	554,581	526,267	3.9	428,881	366,497	2.8

Total	$12,964,800	$13,731,440	100.0	$13,037,251	$13,239,469	100.0

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.8% and 4.4% at September 30, 2016 and December 31, 2015, respectively. It is likely that the weighted average yield on funded mortgage loans will decline as loans mature and new loans are originated with lower rates in the current interest rate environment.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges; the cost and estimated fair value of the equity securities are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized		% of Fair
	Cost	Gains	(Losses)	Fair Value	Value
September 30, 2016
Common Stock	$767,488	$765,187	$(12,322)	$1,520,353	98.3
Preferred Stock	19,631	6,817	—	26,448	1.7

Total	$787,119	$772,004	$(12,322)	$1,546,801	100.0

December 31, 2015
Common Stock	$794,839	$718,225	$(22,035)	$1,491,029	98.4
Preferred Stock	15,987	7,964	(1)	23,950	1.6

Total	$810,826	$726,189	$(22,036)	$1,514,979	100.0

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

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of September 30, 2016, we had $384.3 million in policy loans with a loan to surrender value of 65.0%, and at December 31, 2015, we had $407.5 million in policy loans with a loan to surrender value of 61.3%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority over any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $37.2 million during the nine months ended September 30, 2016 compared to September 30, 2015, primarily due to an increase in the unrealized gains of equity-indexed options which are recorded at fair value with changes in fair value recorded as investment income.

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

Net realized gains decreased $25.4 million during the nine months ended September 30, 2016 compared to September 30, 2015 primarily due to a decrease in the sale of certain real estate holdings. Other-than-temporary impairment on investment securities decreased $10.0 million during the nine months ended September 30, 2016 compared to September 30, 2015.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity investment portfolio are shown below (in thousands):

	September 30, 2016	December 31, 2015	Change
Held-to-Maturity
Gains	$478,500	$305,964	$172,536
Losses	(36,092)	(159,831)	123,739

Net Gain	442,408	146,133	296,275

Available-for-Sale (1)
Gains	1,113,536	891,687	221,849
Losses	(29,622)	(131,449)	101,827

Net Gain	1,083,914	760,238	323,676

Total	$1,526,322	$906,371	$619,951

(1)	Includes bonds and equity securities

The net change in the unrealized gains on fixed maturity securities between December 31, 2015 and September 30, 2016 is primarily attributable to the decrease in benchmark ten-year interest rates which were 2.27% and 1.60%, respectively. As interest rates fall, the value of fixed maturity securities increase and when interest rates rise, the value of bonds will fall and result in unrealized losses unless the bonds are sold. We currently have the ability and intent to hold those securities in unrealized loss positions until a market price recovery or maturity. Further, it is unlikely that we will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time.

The net unrealized gains of our equity securities were $759.7 million and $704.2 million at September 30, 2016 and December 31, 2015, respectively. The increase is attributable to net market increases in the value of equity securities we owned across the two points in time.

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

Changes in interest rates during 2016 and market expectations for potentially higher rates through 2017, although recently tempered due to economic uncertainty, may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Our defined benefit plans are frozen and currently adequately funded; however, continued low interest rates and increased Pension Benefit Guaranty Corporation (PBGC) premiums may cause us to increase our funding of the plans. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 100 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that would have a significant impact to cash flows from operations.

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

Our cash and cash equivalents and short-term investment position decreased from $650.8 million at December 31, 2015 to $512.5 million at September 30, 2016. The decrease relates primarily to a reduction in short-term investments used to fund additional investments in mortgage loans and construction loans.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	September 30,	December 31,
	2016	2015
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$4,157,998	$4,099,662
AOCI	514,399	352,620

Total American National stockholders’ equity	$4,672,397	$4,452,282

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $36.1 million and $34.7 million at September 30, 2016 and December 31, 2015, respectively.

The changes in our capital resources are summarized below (in thousands):

	Nine months ended September 30, 2016
	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$121,230	$—	$121,230
Dividends to shareholders	(65,665)	—	(65,665)
Change in net unrealized gains	—	156,066	156,066
Defined benefit pension plan adjustment	—	6,384	6,384
Foreign currency transaction and translation adjustment	—	(671)	(671)
Other	2,771	—	2,771

Total	$58,336	$161,779	$220,115

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2016 and December 31, 2015, American National Insurance Company’s statutory capital and surplus was $2,905,490,000 and $2,925,935,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2016 and December 31, 2015, substantially above 200% of the authorized control level.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016, except as set forth below.

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

These laws and regulations are complex and subject to change, and compliance is time consuming and personnel-intensive. Changes in these laws and regulations, or interpretations by courts or regulators, may materially increase our costs of doing business and may result in changes to our practices that may limit our ability to grow and improve our profitability. Regulatory developments or actions against us could have material adverse financial effects and could cause harm to our reputation. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities.

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

Fourth, there have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. The U.S. Department of Labor (“DOL”) has issued a regulation that will significantly expand the range of activities considered to be fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 and the Internal Revenue Code of 1986. If the DOL regulation survives pending lawsuits, it will be phased in beginning in April 2017 and will impact individuals and entities that offer investment advice to those who purchase qualified retirement products, such as IRA’s and qualified retirement plans. This regulation applies ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not currently subject to the standard, when they sell annuities to IRA’s and qualified retirement plans. Further, it prohibits such individuals from receiving commission-based compensation from such sales unless they comply with a prohibited transaction exemption under the rule. We are continuing to analyze the rule and develop our strategy for compliance. Compliance with the rule may result in decreased premium on certain life and annuity products as a result of more limited sales opportunities through our current distribution arrangements. We may also experience a loss of some in-force business, as well as increased regulatory burdens and litigation risk. In addition, following a study required by Dodd-Frank, the staff of the SEC recommended a uniform fiduciary duty standard applicable to both broker-dealers and investment advisers when providing personalized investment advice to retail customers. It is not clear at the present time whether or when the SEC will ultimately implement this change. However, if implemented, it would apply a different standard of care than is currently applicable to broker-dealers and would affect how our variable insurance products are designed and sold.

Lastly, international standards continue to emerge in response to the globalization of the insurance industry and evolving standards of regulation, solvency measurement and risk management. Any international conventions or mandates that directly or indirectly impact or influence the nature of U.S. regulation or industry operations could negatively affect us.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulation Applicable to Our Business, in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 4, 2016