Form 10-K
period 2016-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2017-03-10
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $824.6 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.

As of February 15, 2017, there were 26,914,516 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

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

Variable Annuity. With a variable annuity the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities held in the separate account investment options selected by the policyholder. Our variable annuity products have no guaranteed minimum withdrawal benefits.

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

Property and Casualty Segment

Personal Lines. Personal lines include insurance policies sold to individuals for auto, homeowners and other exposures. Auto insurance covers specific risks involved in owning and operating an automobile. Homeowner insurance provides coverage that protects the insured owner’s or renter’s property against loss from perils. Other personal insurance provides coverage for property such as boats, motorcycles and recreational vehicles.

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

Mortgage Security Insurance (“MSI”). MSI program insures a lender’s interest in residential or commercial mortgaged property by providing coverage when the mortgagor fails to insure the property subject to the mortgage, or for property that has been foreclosed by the lender. The Named Insured, i.e. Lender, may choose to purchase this coverage in their entire portfolio or specific segments of their portfolio meeting eligibility criteria under this program. Optional liability coverage is also available for real estate owned property.

Corporate and Other Segment—Our Corporate and Other segment is primarily our invested assets not matched with our insurance activities. It also includes our non-insurance subsidiaries, such as our limited investment advisory services.

Marketing Channels

Product distribution is managed to satisfy specific markets, maintain brand identities and minimize channel conflict across our marketing channels described below. When possible, products are cross-sold to maximize product offerings and return on investment in products and distribution.

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

Health Insurance Division—through independent agents and managing general underwriters (“MGU”), serves the needs of a variety of markets including middle-income seniors, self-insured employers, and the special needs of individuals through supplemental products. The Health Division offers an array of life and health insurance products for these growing segments of the population, including group life products, supplemental health insurance products, and health reinsurance. It remains committed to traditional Medicare Supplement products. The Health Division also administers the health insurance products sold by other marketing channels.

Credit Insurance Division—offers products that provide protection to borrowers and the lenders that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Distribution includes general agents who market to financial institutions, automobile dealers, and furniture dealers. These general agents are given non-exclusive authority to solicit insurance within a specified geographic area and to appoint and supervise subagents.

Policyholder Liabilities

We record the amounts for policyholder liabilities in accordance with U.S. generally accepted accounting principles (“GAAP”) and the standards of practice of the American Academy of Actuaries. We carry liabilities for future policy benefits associated with base policies and riders, unearned mortality charges and future disability benefits, for other policyholder liabilities associated with unearned premiums and claims payable, and for unearned revenue and the unamortized portion of front-end fees. We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we carry liabilities for secondary guarantees relating to certain life policies, and fair value reserves associated with embedded derivatives on equity indexed products.

Pursuant to state insurance laws, we establish statutory reserves, which are reported as liabilities, and which generally differ from future policy benefits determined using GAAP on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates.

Additional information regarding our policyholder liabilities may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Estimates –Reserves section.

Risk Management

A conservative operating philosophy was a founding principle for our Company. We manage risks throughout the Company by employing controls in our insurance and investment functions. These controls are designed to both place limits on activities and provide reporting information that helps shape adjustments to existing controls. The Company’s Board of Directors oversees a formal enterprise risk management program to coordinate risk management efforts and to provide reasonable assurance that risk taking activities are aligned with strategic objectives. The Board Audit Committee assists the Board in its risk management oversight. The risk management program includes a corporate risk officer who chairs a Management Risk Committee to ensure consistent application of the enterprise risk management process across all business segments. We also use several other senior management committees to support the discussion and enforcement of risk controls in the management of the Company.

Our insurance products are designed to balance features desired by the marketplace with provisions that mitigate our risk exposures across our insurance portfolio. We employ underwriting standards to ensure proper rates are charged to different classes of risks. In our life insurance and annuity products, we mitigate the risk of disintermediation through the use of surrender charges and market value adjustment features.

The process of linking the timing and the amount of paying obligations related to our insurance and annuity contracts and the cash flows and valuations of the invested assets supporting those obligations is commonly referred to as asset-liability management (“ALM”). Our ALM Committee regularly monitors the level of risk in the interaction of assets and liabilities and helps shape actions intended to attain our desired risk-return profile. Investment allocations and duration targets are also intended to manage the risk exposure in our annuity products by setting the credited rate within a range supported by these investments. Tools which help shape investment decisions include deterministic and stochastic interest rate scenario analyses using a licensed, third party economic scenario generator and detailed insurance ALM models. These models also use experience related to surrenders and death claims.

We also manage risk by purchasing reinsurance to limit exposure on any one insurance contract or any single event or series of events. Our reinsurance program provides coverage for some individual risks with exposures above certain amounts as well as exposure to catastrophes including hurricanes, tornadoes, wind and hail events, earthquakes, fires following earthquakes, winter storms, and wildfires. We purchase reinsurance from many providers and we are not dependent on any single reinsurer. We believe that our reinsurers are currently reputable and financially secure, and we regularly review the financial strength ratings of our reinsurers with the goal of ensuring they meet established thresholds. Reinsurance does not remove our liability to pay our policyholders, and we remain liable to our policyholders for the risks we insure. The operating and financial condition of our reinsurers can change between the time reinsurance is purchased and when claims become payable, which can increase our risk.

In our Property and Casualty segment, the use of catastrophic event models is an important element of risk management. These models assist us in the measurement and management of exposure concentrations and the amount and structure of reinsurance purchases. In addition to reinsurance, we manage exposure to catastrophic risk by limiting homeowners business in coastal areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage in regions where exposure to risky events exceeds our risk appetite.

Pricing

We establish premium rates for life and health insurance products using assumptions as to future mortality, morbidity, persistency, and expenses, all of which are estimates generally based on our experience, industry data, projected investment earnings, competition, regulation and legislation. Premium rates for property and casualty insurance are influenced by many factors, including the estimated frequency and severity of claims, expenses, state regulation and legislation, and general business and economic conditions, including market interest rates and inflation. Profitability is affected to the extent actual experience deviates from our pricing assumptions.

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

Premiums for accident and health policies with medical expense components must take into account the rising utilization and cost of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, requiring frequent rate increases, most of which are subject to approval by state regulatory agencies.

Credit Life and Health rates are set by each state. These rates are the maximum amounts that may be charged. We may charge a lower rate to reflect a variety of factors including better than expected experience, compensation adjustments, and competitive forces. In the event that an account experiences poor experience, we may request a rate increase from the applicable state.

Competition

We compete principally on the breadth of our product offerings, reputation, marketing expertise and support, the scope of our distribution systems, financial strength and ratings, product features and prices, customer service, claims handling, and in the case of producers, compensation. The market for insurance, retirement and investment products continues to be highly fragmented and competitive. We compete with a large number of domestic and foreign insurance companies, many of which offer one or more similar products. In addition, for products that include an asset accumulation component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.

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

The U.S. federal government presence in insurance oversight was expanded by the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”). Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. Dodd-Frank also established the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. Although President Trump’s administration has announced a desire to repeal or scale back Dodd-Frank, it remains uncertain at this time when and to what extent any such changes to Dodd-Frank will ultimately be implemented. Whether or not Dodd-Frank is repealed or amended, it is possible that there may be further federal incursion into the business of insurance, which may add significant legal complexity and associated costs to our business.

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

Risk-Based Capital and Solvency Requirements. The NAIC has a formula for analyzing capital levels of insurance companies called risk-based capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2016, American National Insurance Company and each of its insurance subsidiaries were more than adequately capitalized and exceeded the minimum RBC requirements.

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

Protection of Consumer Information. U.S. federal laws, such as the Gramm-Leach-Bliley Act, and the laws and regulations of some states regulate disclosures of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. State and federal laws, such as the federal Health Insurance Portability and Accountability Act regulate our use, protection and disclosure of certain personal health information.

In addition, the Fair Credit Reporting Act (the “FCRA”) is a federal law that governs the use and sharing of consumer credit information provided by a consumer reporting agency. Requirements under the FCRA apply to an insurer if such insurer obtains and uses consumer credit information to underwrite insurance. Such requirements may include obtaining the consumer’s consent and providing various notices to the consumer. While the use of consumer credit information in the underwriting process is expressly authorized by the FCRA, various states have issued regulations that limit or prohibit the use of consumer credit information by insurers.

Cybersecurity. The NAIC is working to develop a state model law to establish standards for data security, which includes overseeing third-party service providers, establishing standards for investigating a data breach, and providing requirements for notifying regulators and consumers. While it is not mandatory for insurers to comply with an NAIC model law, nor for states to adopt the model law, state and federal legislators and regulators are likely to look to the model law for guidance in proposing new legislation and as a standard to which insurance companies could be held in decisions on whether to bring enforcement actions. In addition, the New York Department of Financial Services has adopted a regulation that will require us to establish and maintain a cybersecurity program that meets the requirements of such regulation.

Anti-Money Laundering. Federal law and regulation requires us to take certain steps to help prevent and detect money laundering activities. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency requirements applicable to certain financial services companies, including insurance companies. The Bank Secrecy Act requires insurers to implement a risk-based compliance program to detect, deter and (in some cases) report financial or other illicit crimes including, but not limited to, money laundering and terrorist financing. The Office of Foreign Assets Control (“OFAC”), a division of the U.S. Treasury Department, administers and enforces economic and trade sanctions. For certain transactions, an insurer may be required to search policyholder, agent, vendor and employee databases for specially designated nationals or suspected terrorists, in order to comply with OFAC obligations.

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

Other types of regulations that affect us include insurable interest laws, employee benefit plan laws, antitrust laws, employment and labor laws, and federal and state tax laws. Failure to comply with federal and state laws and regulations may result in censure; the issuance of cease-and-desist orders; suspension, termination or limitation of the activities of our operations and/or our employees and agents; or the obligation to pay fines, penalties, assessments, interest, or additional taxes and wages. In some cases, severe penalties may be imposed for breach of these laws. We cannot predict the impact of these actions on our businesses, results of operations or financial condition.

Employees

As of December 31, 2016, we had approximately 4,597 employees. We consider our employee relations to be good.

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

Our performance is dependent on our ability to manage complex operational, financial, legal, and regulatory risks and uncertainties throughout our operations. The most significant of these risks and uncertainties are described below. Any of these, individually or in the aggregate, could materially adversely impair our business, financial condition or results of operations, particularly if our actual experience differs from our estimates and assumptions. While our enterprise risk management framework contains various strategies, processes, policies and procedures to address these risks and uncertainties, we cannot be certain that these measures will be implemented successfully in all circumstances. In addition, we could experience risks that we failed to identify, or risks of a magnitude greater than expected.

Economic and Investment Market Risk Factors

Our results of operations are materially affected by economic and political conditions in the U.S. and elsewhere. The strength and sustainability of economic activity is inherently uncertain. Factors such as continuing unemployment, declining workforce participation, consumer prices, geopolitical issues, energy prices, stagnant family incomes, consumer confidence and spending, and increased student and consumer debt can adversely affect the economy and demand for our products. For example, difficult credit conditions may adversely affect purchases of credit-related insurance products, or our policyholders may choose to defer or stop paying insurance premiums, resulting in higher lapses or surrenders of policies.

Interest rates have a significant impact on our business and on consumer demand for our products. Some of our products, principally interest-sensitive life insurance and fixed annuities, expose us to the risk that changes in interest rates may reduce our “spread,” or the difference between the amounts we earn on investment and the amount we must pay under our contracts. Persistently low (or lower) interest rates, compound this spread compression. When market interest rates decrease or remain at relatively low levels, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. Proceeds from maturing, prepaid or sold bonds or mortgage loan investments may be reinvested at lower yields, reducing our spread. Our ability to decrease product crediting rates in response may be limited by market and competitive conditions and by regulatory or contractual minimum rate guarantees. Conversely, increases in market interest rates can also have negative effects. For example, increasing rates on other insurance or investment products offered to our customers by competitors can lead to higher surrenders at a time when fixed maturity investment asset values are lower. We may react to market conditions by increasing crediting rates, which narrows spreads. In addition, when interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our securities. While we use ALM processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective. See the Risk Management discussion in Item 1 above and the General Trends discussion in Part II, Item 7 below for further details about interest rates and our ALM processes. Recently, the Board of Governors of the Federal Reserve System has moved towards normalizing monetary policy from the programs of recent years that have fostered a historically low interest rate environment. In addition to resulting in higher interest rates, this move could generate volatility in debt and equity markets and could hamper continued economic recovery.

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

Operational Risk Factors

Our actual experience could differ from our estimates and assumptions regarding product pricing, the fair value and future performance of our investments, and the realization of deferred tax assets. Our product pricing includes long-term assumptions such as investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which policies remain in-force), and operating expenses. Our profitability substantially depends on actual experience being consistent with or better than these assumptions. If we fail to appropriately price our insured risks, or if claims experience is more severe than we assumed, our earnings and financial condition may be negatively affected. Conversely, significantly overpriced risks may negatively impact new business sales and retention of existing business.

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

We may be unable to maintain the availability and performance of our systems and safeguard our data. We rely on the availability, reliability, and security of our information-processing infrastructure, system platforms, and business applications to store, process, retrieve, calculate and evaluate customer and company information. In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services. We are highly dependent on the ability to access these external services for necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. Furthermore, we have developed or evolved strategies and processes to maintain and enhance our existing technology and processing infrastructure and information systems and to replace certain information systems to keep pace with changes in technology, changing customer preferences and expectations, and evolving industry and regulatory standards. However, system failures, extended outages, or damage or destruction to systems, whether caused by intentional or unintentional acts or events, as well as difficulties arising from the implementation of security-threat system patches, third party system upgrades, and new systems and technologies, could compromise our ability to perform critical functions on a timely basis. If these systems were inaccessible or inoperable due to natural or man-made disasters, or if they fail to function effectively or as designed, the resulting disruptions may impede or interrupt our business operations.

We receive and transmit confidential data with and among customers, agents, financial institutions and selected third party vendors and service providers. We have invested significant time and resources towards preventing and mitigating data security risks through several layers of data intrusion and detection protection technologies, designs and authentication capabilities. Our efforts may not be effective against all security threats and breach attempts in light of increasingly complex and persistent threat techniques and the evolving sophistication of cyber-attacks. A breach, whether from external or internal sources, could result in access, viewing, misappropriation, altering or deleting information in ours or a third party’s systems on which we rely, including customers’ and employees’ personal and financial information and our proprietary business information. Like other companies, we have experienced threats to our data and systems, including malware, seeking to gain unauthorized access to systems and data or to cause disruptions; however, to date, these have not been material to our operations. Any significant attacks, unauthorized access or disclosures, disruptions or other security breaches, whether affecting us or third parties, could result in substantial business disruption, costs and consequences, including repairing systems, increased security costs, customer notifications, lost revenues, litigation, regulatory action, fines and penalties, and reputational damage.

Employee and agent error and misconduct may be difficult to detect and prevent and may result in significant losses. The actions or inaction of our employees, agents, producers, managing general agents, managing general underwriters and third party administrators could result in losses arising from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to maintain effective internal controls, or failure to comply with underwriting guidelines or regulatory requirements. It is not always possible to deter or prevent misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Our business operations depend on our ability to appropriately distribute, execute and administer our policies and claims. Our primary business is writing and servicing life, annuity, property and casualty, and health insurance for individuals, families and business. Any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error, vendor error, or technological problems, could have a negative effect on operations and reputation, particularly if such problems or discrepancies are replicated through multiple policies.

The material weaknesses in our internal control over financial reporting may adversely impact our Company. As discussed below in Part II—Item 9A—Controls and Procedures, we concluded that our internal control over financial reporting was not effective as of December 31, 2016, because of material weaknesses in our internal controls over income taxes and over collateral relating to our use of option derivatives. We are currently working to remediate these material weaknesses. While we have performed additional analyses and other procedures, and either implemented or plan to implement and test remediation measures as of the filing date of this Form 10-K, these material weaknesses have not been fully remediated. Moreover, we cannot be sure when we will fully remediate these material weaknesses or whether compensating controls will be effective before then in preventing or detecting material errors.

It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures to provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide information that accurately reflects our financial condition on a timely basis. This could cause an adverse effect on our business, results of operations and the market price of our stock if investors, customers, rating agencies, regulators or others lose confidence in our reported financial and other information, if we become subject to SEC or other regulatory review and sanctions, or if we become subject to litigation that results in substantial fines, penalties or liabilities.

We have devoted significant resources to remediate these weaknesses, and we have been monitoring the effectiveness of our improved procedures. We also intend to continue reviewing our procedures and implementing further improvements to our internal control procedures as necessary or warranted. However, we cannot be certain that these measures will ensure the adequacy of our controls over our financial processes and reporting in the future, or that there are no additional existing, but as yet undiscovered, weaknesses that we need to address.

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

We compete for customers’ funds with a variety of investment products offered by financial services companies other than insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Moreover, customer expectations are evolving as technology advances and consumers become accustomed to enjoying tailored, easy to-use-services and products from various industries. This is reshaping and raising consumer expectations when dealing with insurance. We are addressing these changing consumer expectations by investing in technology with a particular focus on consumer-facing sales and service platforms, by internally promoting a strategically-focused innovative culture initiative, and by creating internal forums to drive next generation solutions based on consumer insights. However, if we cannot effectively respond to increased competition and such increased consumer expectations, we may not be able to grow our business or we may lose market share.

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

Litigation and Regulation Risk Factors

Litigation may result in significant financial losses and harm our reputation. Plaintiffs may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of benefits, product suitability, claims-handling practices (including the permitted use of aftermarket, non-original equipment manufacturer auto parts), loss valuation methodology, refund practices, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we could incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business, and our reputation could be harmed.

We are subject to extensive regulation, and potential further regulation may increase our operating costs and limit our growth. We are subject to extensive insurance laws and regulations that affect nearly every aspect of our business. We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, such as state securities and workforce regulators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor (“DOL”), the U.S. Department of Housing and Urban Development (“HUD”), HHS, the Federal Trade Commission and state attorneys general, each of which exercises a degree of interpretive latitude. We face the risks that any particular regulator’s or enforcement authority’s interpretation of a legal issue may conflict with that of another regulator or enforcement authority or may change over time to our detriment. Regulatory investigations, which can be broad and unpredictable, may raise issues not identified previously and could result in new legal actions against us and industry-wide regulations that could adversely affect us. Further, we are experiencing increasing information requests from regulators without corresponding direct regulation being applicable to us, on issues such as climate change and our investments in certain companies or industries. Responding to such requests adds to our compliance burden.

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

Federal regulatory changes and initiatives have a growing impact on us. For example, Dodd-Frank provides for enhanced federal oversight of the financial services industry through multiple initiatives. Provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau (“CFPB”) may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. The Federal Insurance Office, as a result of various studies it conducts, may also recommend changes in laws or regulations that affect our business.

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

There have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. The U.S. Department of Labor (“DOL”) has issued a regulation that will significantly expand the range of activities considered to be fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 and the Internal Revenue Code of 1986. The DOL regulation is scheduled to be implemented beginning in April 2017, and it will impact individuals and entities that offer investment advice to those who purchase qualified retirement products, such as IRA’s and qualified retirement plans. This regulation applies ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not currently subject to the standard, when they sell annuities to IRA’s and qualified retirement plans. Further, it prohibits such individuals from receiving commission-based compensation from such sales unless they comply with a prohibited transaction exemption under the rule. It is possible that the rule, or its implementation date, could be affected by pending litigation or by the change in Presidential administrations. We will be following any such developments, but we expect to be ready to comply if the rule goes into effect as currently scheduled. Compliance with the rule may result in decreased premium on certain life and annuity products as a result of more limited sales opportunities through our current distribution arrangements. We may also experience a loss of some in-force business, as well as increased regulatory burdens and litigation risk. In addition, following a study required by Dodd-Frank, the staff of the SEC recommended a uniform fiduciary duty standard applicable to both broker-dealers and investment advisers when providing personalized investment advice to retail customers. It is not clear at the present time whether or when the SEC will ultimately implement this change. However, if implemented, it would apply a different standard of care than is currently applicable to broker-dealers and would affect how our variable insurance products are designed and sold.

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

The counterparties to derivative instruments we use to hedge our business risks could default or fail to perform. We enter into derivative contracts, such as options, with a number of counterparties to hedge various business risks. If our counterparties fail or refuse to honor their obligations, our economic hedges of the related risks will be ineffective. Such counterparty failures could have a material adverse effect on us. See Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements for additional details.

Other Risk Factors

Our financial strength ratings could be downgraded. Various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish financial strength ratings as their opinion of an insurance company’s creditworthiness and ability to meet policyholder and contractholder obligations. As with other rated companies, our ratings could be downgraded at any time and without any notices by any NRSRO. A downgrade or an announced potential downgrade of our financial strength ratings could have multiple adverse effects on us including:

•	reducing new sales of insurance and annuity products or increasing the number or amount of surrenders and withdrawals;

•	affecting our relationships with our sales force, independent sales intermediaries and credit counterparties;

•	requiring us to offer higher crediting rates or greater policyholder guarantees on our insurance products in order to remain competitive; and

•	affecting our ability to obtain reinsurance at reasonable prices.

It is likely that the NRSROs will continue to apply a high level of scrutiny to financial institutions, including us and our competitors, and may adjust the capital, risk management and other requirements employed in the NRSRO models for maintenance of certain ratings levels.

We are controlled by a small number of stockholders. As of December 31, 2016, the Moody Foundation, a charitable trust, beneficially owned approximately 22.7% of our common stock. In addition, Moody National Bank, in its capacity as trustee or agent of various accounts, had the power to vote approximately 49.1% of our common stock as of such date. As a result, subject to applicable legal and regulatory requirements, these stockholders have the ability to exercise a controlling influence over matters submitted for stockholder approval, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock if controlling stockholders sell a significant number of shares or if investors perceive disadvantages in owning stock in a company controlled by a small number of stockholders.

See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details regarding certain risks that we face.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

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

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above does not include properties we own only for investment purposes.

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

	Stock Price Per Share		Dividend
	High	Low	Per Share
2016
Fourth quarter	$131.99	$111.98	$0.82
Third quarter	122.95	108.88	0.82
Second quarter	120.67	107.44	0.82
First quarter	118.50	91.20	0.80

			$3.26

2015
Fourth quarter	$108.60	$94.01	$0.80
Third quarter	109.81	95.29	0.80
Second quarter	107.02	97.29	0.77
First quarter	114.99	92.04	0.77

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

On December 31, 2016, our closing stock price was $124.61 per share, and there were 723 holders of record of our issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2016:

	Equity Compensation Plan Information
			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$110.73	2,237,792
Not approved by security holders	—	—	—

Total	—	$110.73	2,237,792

Performance Graph

The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2011, with all dividends reinvested.

Value at each year-end of a $100 initial investment made on December 31, 2011:

	December 31,
	2011	2012	2013	2014	2015	2016
American National	$100.00	$97.89	$167.27	$173.11	$163.15	$200.68
NASDAO Total OMX	100.00	116.43	155.42	174.78	175.62	198.47
NASDAQ Insurance OMX	100.00	118.33	167.61	190.34	188.94	227.55

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

American National Insurance Company

(and its subsidiaries)

	Years ended December 31,
(dollar amounts in millions, except per share amounts)	2016	2015	2014	2013	2012
Total premiums and other revenues	$3,228	$3,017	$3,051	$3,119	$2,987
Income from continuing operations, net of tax	183	242	247	270	193
Net income	183	242	247	270	193
Net income attributable to American National	181	243	245	266	192
Per common share
Income from continuing operations, net of tax
Basic	6.79	9.02	9.21	10.09	7.20
Diluted	6.77	8.99	9.17	10.05	7.16
Net income attributable to American National
Basic	6.73	9.04	9.15	9.95	7.19
Diluted	6.71	9.02	9.11	9.90	7.15
Cash dividends per share	3.26	3.14	3.08	3.08	3.08

	December 31,
	2016	2015	2014	2013	2012
		(As Revised)	(As Revised)	(As Revised)	(As Revised)
Total assets	$24,533	$23,766	$23,566	$23,330	$23,105
Total American National stockholders’ equity	4,652	4,452	4,428	4,188	3,827
Total equity	4,661	4,462	4,440	4,200	3,838

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis (“MD&A”) of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data.

Revision to Previously Reported Amounts

Immaterial Correction of an Error. During the fourth quarter of 2016, the Company revised previously reported amounts to include cash held in a bank custody account representing collateral provided to us by third parties for equity-option derivative transactions. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction revised only the consolidated statements of financial position and statements of cash flows . There was no revision to the consolidated statements of operations, comprehensive income or changes in equity. Detail regarding the revision amounts is included in Part II, Item 8, Note 2—Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements.

Consequently, the Company revised its historical financial statements for fiscal 2015, fiscal 2014 herein, and will revise the quarters within fiscal 2016, when they are published in future filings.

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

Interest Rates: The low-interest rate environment is a challenge for life insurers as the spreads on deposit-type contracts remain narrow, especially as interest rates have approached minimum crediting rates. Low market interest rates reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. Our ALM Committee actively manages the profitability of our in-force contracts. In previous years, we reduced the guaranteed minimum crediting rates on new fixed annuity contracts and new business, which has afforded us the flexibility to respond to the unusually low-interest rate environment. In previous years, we also reduced crediting rates on in-force contracts, where permitted to do so. These actions help mitigate the adverse impact of low interest rates on the profitability of these products, although sales volume may be negatively impacted as a result. We also maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of our products. Rapidly rising interest rates could result in reduced persistency of our spread-based products, if contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.

The interest rate environment affects estimated future profit projections, which could impact the amortization of our DAC assets and the estimates of policyholder liabilities. Significantly lower future estimated profits may cause us to accelerate the amortization of DAC or require us to establish additional policyholder liabilities, thereby reducing earnings. We periodically review assumptions with respect to future earnings to make sure that they remain appropriate considering the current interest rate environment.

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

Importance of Operating Efficiencies: The volatile economic environment and costs associated with greater regulation create a further need for operating efficiencies. We manage our cost base while maintaining our commitment to provide superior customer service to policyholders and agents. Investments in technology are coordinated through a disciplined project management process. We anticipate continually improving our use of technology to enhance our policyholders’ and agents’ experience and increase efficiency of our employees.

Increased Role of Advanced Technology: The use of mobile technology has changed the way consumers want to conduct their business, including real-time access to information. Many customers expect to complete transactions in a digital format instead of traditional methods that require a phone call or submission of paper forms. Social media and other customer-facing technologies also reshape the way companies communicate and collaborate with key stakeholders, and new tools exist to better collect and analyze information for potential business opportunities and better manage risks. For example, American National has mobile-enabled all of its Internet-based access and leverages social media channels to reach out to potential customers to promote awareness of the company, including the products and services offered. We expect that technology will continue to evolve, offering new and more effective ways to reach and service our customers and shareholders. We evaluate available and evolving technologies and incorporate those that we believe offer appropriate benefits to the company and its customers.

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

Life and Annuity

Life insurance and annuity are mainstay segments, as they have been during our long history. We believe that the combination of predictable and decreasing mortality rates, positive cash flow generation for many years after policy issue and favorable persistency characteristics suggest a viable and profitable future for these lines of business.

Effective management of invested assets and associated liabilities using crediting rates and, where applicable, financial hedging instruments (which we use as economic hedges of equity-indexed life and annuity products), is important to the success of our life and annuity segments. Asset “disintermediation”, the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, is a risk associated with these segments.

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

We believe we are well positioned to address the Baby Boomers’ increasing need for savings tools and income protection. We believe that our overall financial strength and broad distribution channels position us to respond with a variety of products for individuals approaching retirement age, who seek information to plan for and manage their retirement needs. We believe our products that offer guaranteed income flows for life, including single premium immediate annuities, are well positioned to serve this market.

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

Health

Most of the major provisions of the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Healthcare Acts”), phased in effective January 1, 2014. The Healthcare Acts mandate broad changes in the delivery of health care benefits that have impacted our current business model including our relationships with current and future customers, producers, and health care providers, as well as our products, services and processes. As a result, the Healthcare Acts generated new opportunities in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products to be sold in the worksite market as well as to individuals. We had some success with the individual products in 2014 and 2015 although these products were restricted somewhat in 2015 and 2016 due to regulatory changes. We are now expanding our presence in the worksite market to generate new opportunities in the broker market, as well as designing and implementing a captive sales force. With the recent changes in the Presidency and Congress, the future of the Healthcare Acts is questionable. We continue to monitor possible changes and maintain a wait and see attitude, allowing us to be opportunistic to new markets.

We expect our Managing General Underwriter (“MGU”) business to remain stable during 2017. We generally retain only 10% of the MGU premium and risk. The majority of the revenue generated from this business is fee income included in “Other income” of the Health segment’s operating results.

Property and Casualty

We remain committed to offering our personal and commercial property and casualty lines of business primarily through exclusive independent multiple line agents. We favor a balanced, focused and collaborative approach to both growth and profitability through the development of successful agencies. In 2013, we launched a revised Agent Career Program to enhance recruiting, selection, on-boarding and training of new agent candidates. In 2017, a New Agent Development Program for newly appointed multiple line agents was introduced to support multiple line distribution growth goals. The new program is designed to enhance the development and retention of new multiple line agents across the country.

Our primary focus is to acquire and retain profitable business. To accomplish this objective, we use sophisticated pricing models and risk segmentation, along with a focused distribution force. We believe this approach allows us to make product enhancements and offer programs that are tailored to our target markets while charging an appropriate premium for the risk.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires estimates and assumptions that often involve a significant degree of judgment. These estimates and judgments include expectations of current and future mortality, morbidity, persistency, claims and claim adjustment expenses, recoverability of receivables, investment returns and interest rates which extend well into the future. In developing these estimates, there is inherent uncertainty and material changes to facts and circumstances may develop. Although variability is inherent in these estimates, we believe the amounts as reported are appropriate, based upon the facts available upon compilation of the consolidated financial statements.

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

	December 31, 2016			December 31, 2015
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$501,222	$59,442	$441,780	$487,154	$30,439	$456,715
IBNR	402,961	20,052	382,909	383,429	10,751	372,678

Total	$904,183	$79,494	$824,689	$870,583	$41,190	$829,393

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

We believe we conservatively reflect the potential uncertainty generated by volatility in our loss development profiles when selecting loss development factor patterns for each line of business. See Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements for additional information.

The evaluation process to determine reserves involves the collaboration of underwriting, claims and actuarial departments. The process also includes consultation with independent actuarial firms as part of our process of gaining reassurance that claims and CAE reserves estimate sufficiently, all obligations arising from all losses incurred as of year-end. The independent actuarial firm completes the Statements of Actuarial Opinion required by individual state insurance regulations at each year-end, opining that the recorded statutory claims and CAE reserves are reasonable.

Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line exceed the expected premiums for that product line. The estimation of a deficiency reserve considers the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the need for deficiency reserves are reviewed periodically for reasonableness. There were no reserves of this type at December 31, 2016 and December 31, 2015, respectively.

Property and Casualty Reserving Methodology—The following methods are utilized:

•	Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to influence initial expectations of the ultimate loss ratios.

•	Bornhuetter-Ferguson—This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our historical experience. This method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses.

•	Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.

•	Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.

•	Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected prior calendar years’ paid expense to paid loss ratio to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.

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

Key Assumptions— The following assumptions may impact our property and casualty reserves:

•	Stability of future inflation rates and consistency with historical inflation norms;

•	The expected loss development patterns;

•	Consistent claims handling, reserving and payment processes;

•	No unusual growth patterns or unexpected changes in the mix of business; and

•	No significant prospective changes in laws that would significantly affect future payouts.

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

For non-credit lines of business, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and we measure the sensitivity of our reserve levels to unexpected changes in inflation. The impacts of future inflation for a 1.0% decrease and 3.0% increase over the implied inflation rate in the December 31, 2016 gross loss reserve balance are as follows (amounts in thousands):

Cumulative Increase (Decrease) in Reserves	1.0% Decrease	3.0% Increase
Personal
Automobile	$(3,995)	$12,533
Homeowner	(859)	3,290
Commercial
Agricultural Business	(8,341)	23,299
Automobile	(2,191)	6,659

The analysis of our credit insurance line of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the earned premium to determine the IBNR reserves at December 31, 2016. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $8.3 million.

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

Management believes our reserves at December 31, 2016 are adequate. New information, regulation, events or circumstances unknown at the original valuation date, however, may result in future development resulting in ultimate losses being significantly greater or less than the recorded reserves at December 31, 2016.

Deferred Policy Acquisition Costs

We had a DAC asset of approximately $1.29 billion and $1.32 billion at December 31, 2016 and 2015, respectively. See Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional details.

We believe the estimates used in our DAC calculations provide an example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-tail business at December 31, 2016 (in thousands):

Increase (Decrease) in DAC
Increase in future investment margins of 25 basis points	$37,360
Decrease in future investment margins of 25 basis points	(40,178)
Decrease in future life mortality by 1%	1,276
Increase in future life mortality by 1%	(1,255)

Reinsurance

We manage our insurance underwriting risk exposures by purchasing reinsurance. We manage counterparty risk by entering into agreements with reinsurers we consider creditworthy, generally measured by the individual entity or entities’ financial strength rating. However, we do not require a specified minimum rating. We monitor the concentrations of the reinsurers and reduce the participation percentage of lower-rated and unrated companies when appropriate in our judgment. In the third quarter of 2015, we recognized a loss related to a reinsurer being unable to fulfill its obligations. While we believe we currently have no significant credit risk related to reinsurance counterparties, we continue to monitor their financial condition.

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

Pension and Postretirement Benefit Plans

The Company has frozen each of its defined benefit pension plans. Our pension and postretirement benefit obligations and related costs covering our employees are estimated using actuarial concepts in accordance with the relevant accounting guidance. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurements. Each year, these key assumptions are reevaluated to determine whether they reflect the best estimates for the current period. Changes in the methodology used to determine the best estimates are made when facts or circumstances change. Other assumptions involve demographic factors such as retirement age, mortality and turnover. The expected long-term rate of return on plan assets is determined using the building-block method which is described further in Note 18, Pension and Postretirement Benefits, of the Consolidated Financial Statements. Early in 2017, the Company commenced a one time window offering to terminated, vested participants of our qualified defined benefit pension plans. The offer allows participants to take a lump sum or annuity payout which will be funded from pension plan assets.

Litigation Contingencies

Based on information currently available, we believe that amounts ultimately paid, if any, arising from existing and currently potential litigation would not have a material effect on our results of operations and financial condition. However, it should be noted that the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs, continues to create the potential for an unpredictable judgment in any given lawsuit. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than we anticipate, the resulting liability could have a material impact on the consolidated financial statements.

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

GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. Although realization is not assured, management believes it is more-likely-than-not that the deferred tax assets will be realized and that no valuation allowance is necessary at his time.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Premiums and other revenues
Premiums	$1,996,648	$1,838,519	$1,815,971	$158,129	$22,548
Other policy revenues	306,880	250,265	224,254	56,615	26,011
Net investment income	860,235	834,831	932,858	25,404	(98,027)
Realized investments gains (losses), net	28,940	59,443	41,422	(30,503)	18,021
Other income	35,248	34,397	36,085	851	(1,688)

Total premiums and other revenues	3,227,951	3,017,455	3,050,590	210,496	(33,135)

Benefits, losses and expenses
Policyholder benefits	711,384	617,006	542,015	94,378	74,991
Claims incurred	1,015,047	923,367	933,768	91,680	(10,401)
Interest credited to policyholders’ account balances	331,770	293,464	353,492	38,306	(60,028)
Commissions for acquiring and servicing policies	465,962	425,338	397,126	40,624	28,212
Other operating expenses	503,459	501,377	485,865	2,082	15,512
Change in deferred policy acquisition costs (1)	1,152	(11,785)	9,578	12,937	(21,363)

Total benefits and expenses	3,028,774	2,748,767	2,721,844	280,007	26,923

Income before other items and federal income taxes	$199,177	$268,688	$328,746	$(69,511)	$(60,058)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Consolidated earnings decreased during 2016 compared to 2015 primarily due to a decrease in property and casualty earnings and lower realized capital gains. Property and casualty earnings decreased as continued premium growth was outpaced by the increase in personal auto claims and as catastrophe losses reverted to what we believe is a “normal” level. The decrease in realized capital gains was attributable to a decrease in sales of certain real estate holdings compared to 2015. Consolidated earnings decreased during 2015 compared to 2014 primarily due to a decrease in margins earned on investment income.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Premiums and other revenues
Premiums	$318,953	$305,350	$307,771	$13,603	$(2,421)
Other policy revenues	295,289	237,797	209,192	57,492	28,605
Net investment income	227,923	226,076	232,389	1,847	(6,313)
Other income	2,067	1,709	1,427	358	282

Total premiums and other revenues	844,232	770,932	750,779	73,300	20,153

Benefits, losses and expenses
Policyholder benefits	416,467	386,785	351,271	29,682	35,514
Interest credited to policyholders’ account balances	63,565	59,148	68,796	4,417	(9,648)
Commissions for acquiring and servicing policies	132,428	121,482	124,447	10,946	(2,965)
Other operating expenses	199,769	201,112	194,927	(1,343)	6,185
Change in deferred policy acquisition costs (1)	3,887	(31,048)	(32,014)	34,935	966

Total benefits and expenses	816,116	737,479	707,427	78,637	30,052

Income before other items and federal income taxes	$28,116	$33,453	$43,352	$(5,337)	$(9,899)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during 2016 compared to 2015 primarily due to a change in estimate which resulted in a net decrease in earnings of $3.7 million. Additional non-recurring expense was incurred in 2016 relating to certain policies that lapsed with insufficient value to cover their outstanding policy loan balance. Earnings decreased during 2015 compared to 2014 primarily due to the increase in policyholders benefits partially offset by an increase in other policy revenues.

Premiums and other revenues

Premiums increased during 2016 compared to 2015 primarily due to continued growth in renewal premium on our term products. Premiums were relatively flat during 2015 compared to 2014.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The increase in other policy revenues during 2016 compared to 2015 is due to an increase in mortality charges and the above-mentioned change in estimate. The increase in other policy revenues during 2015 compared to 2014 is attributable to an increase in mortality charges and an assumption change for universal life products.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Traditional Life	$52,596	$55,280	$55,391	$(2,684)	$(111)
Universal Life	19,519	14,355	15,276	5,164	(921)
Indexed UL	24,606	22,888	22,458	1,718	430
Variable UL	24	25	39	(1)	(14)

Total Recurring	$96,745	$92,548	$93,164	$4,197	$(616)

Single and excess	$1,932	$2,163	$2,173	$(231)	$(10)
Credit life	4,372	3,984	3,940	388	44

Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums and 15% of credit life premium. Life insurance sales measure activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. Whereas GAAP premium revenues are associated with policies sold in current and prior periods, and deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Life insurance sales increased during 2016 compared to 2015 primarily driven by an increase in universal life policy sales. Life insurance sales were relatively flat during 2015 compared to 2014.

Benefits, losses and expenses

Policyholder benefits increased during 2016 compared to 2015 primarily due to the above-mentioned change in estimate. Policyholder benefits increased during 2015 compared to 2014 primarily due to an increase in claims although claims were within our product pricing measures.

Commissions increased during 2016 compared to 2015 primarily due to an increase in universal life policy sales. Commissions were relatively flat during 2015 compared to 2014.

The following table presents the components of the change in DAC (in thousands):

	December 31,			Change over prior year
	2016	2015	2014	2016	2015
Acquisition capitalized	$108,825	$108,615	$110,195	$210	$(1,580)
Amortization	(112,712)	(77,567)	(78,181)	(35,145)	614

Change in DAC	$(3,887)	$31,048	$32,014	$(34,935)	$(966)

The decrease in DAC is primarily due to the change in estimate mentioned above. DAC was relatively flat during 2015 compared to 2014.

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2016	2015	2014	2016	2015
Life insurance in-force
Traditional life	$67,649,433	$63,336,601	$59,409,750	$4,312,832	$3,926,851
Interest-sensitive life	27,971,646	26,858,051	26,166,314	1,113,595	691,737

Total life insurance in-force	$95,621,079	$90,194,652	$85,576,064	$5,426,427	$4,618,588

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change over prior year
	2016	2015	2014	2016	2015
Number of policies in-force
Traditional life	$1,841,359	$1,890,600	$1,949,119	$(49,241)	$(58,519)
Interest-sensitive life	222,845	212,851	205,805	9,994	7,046

Total number of policies	$2,064,204	$2,103,451	$2,154,924	$(39,247)	$(51,473)

Total life insurance in-force increased during 2016 compared to 2015 and 2015 compared to 2014, while the total number of policies decreased for the same periods, reflecting the transition to fewer but higher face amount policies.

Reinsurance

The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2016	2015	2014	2016	2015	2014
Reinsurance assumed	$1,716	$48	$117	$2,188	$(20)	$137
Reinsurance ceded	(219,375)	(219,272)	(209,853)	(104,128)	(101,636)	(96,577)

Total	$(217,659)	$(219,224)	$(209,736)	$(101,940)	$(101,656)	$(96,440)

We use reinsurance to mitigate risk to the Life segment. During 2016, our retention limits were $1.5 million for issue ages 65 and under, and $700,000 million for issue ages 66 and older for traditional and universal life. Accidental death and premium waiver benefits are mostly retained on new business. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products.

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

Reinsurance is used in the credit life business primarily to provide producers of credit-related insurance products the opportunity to participate in the underwriting risk through producer-owned captive reinsurance companies often domiciled outside of the United States. A majority of the treaties entered into by our Credit Insurance Division are written on a 100% coinsurance basis with benefit limits of $125,000 on credit life. We have entered into funds withheld reinsurance treaties, which provide for cessions to the reinsurer on a written basis.

For 2016, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages):

	A.M. Best		Ceded	Percentage of
Reinsurer	Rating(1)		Premium	Gross Premium
Swiss Re Life & Health of America Inc.	A	+	$26,402	6.2%
SCOR Global Life Reinsurance Company of Delaware	A		18,041	4.3
Munich American Reassurance Company	A	+	15,155	3.6
Reinsurance Group Of America	A	+	6,094	1.4
Other Reinsurers with no single company greater than 5% of the total ceded premium			38,436	9.1

Total life reinsurance ceded			$104,128	24.6%

(1)	A.M. Best rating as of the most current information available January 05, 2017.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Premiums and other revenues
Premiums	$248,714	$183,125	$190,357	$65,589	$(7,232)
Other policy revenues	11,591	12,468	15,062	(877)	(2,594)
Net investment income	500,726	459,458	545,887	41,268	(86,429)
Other income	3,161	3,464	(1)	(303)	3,465

Total premiums and other revenues	764,192	658,515	751,305	105,677	(92,790)

Benefits, losses and expenses
Policyholder benefits	294,917	230,221	234,173	64,696	(3,952)
Interest credited to policyholders’ account balances	268,205	234,316	284,696	33,889	(50,380)
Commissions for acquiring and servicing policies	78,177	62,917	48,478	15,260	14,439
Other operating expenses	53,054	54,037	56,487	(983)	(2,450)
Change in deferred policy acquisition costs (1)	(5,780)	17,069	31,735	(22,849)	(14,666)

Total benefits and expenses	688,573	598,560	655,569	90,013	(57,009)

Income before other items and federal income taxes	$75,619	$59,955	$95,736	$15,664	$(35,781)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during 2016 compared to 2015 primarily due to increased assets, as measured by account value and reserves, leading to an increase in margins earned on net investment income. The favorable decrease in DAC for 2016 was related to lower surrenders. Earnings decreased during 2015 compared to 2014 primarily due to the decrease in investment margins. Net investment income declined in 2015 primarily due to unrealized losses in income on over-the-counter-equity-indexed option derivatives and a decrease in investment income.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Fixed deferred annuity	$508,894	$528,623	$316,265	$(19,729)	$212,358
Single premium immediate annuity	281,521	213,341	215,871	68,180	(2,530)
Equity-indexed deferred annuity	572,473	432,517	245,574	139,956	186,943
Variable deferred annuity	76,012	93,898	110,854	(17,886)	(16,956)

Total premium and deposits	1,438,900	1,268,379	888,564	170,521	379,815
Less: Policy deposits	1,190,186	1,085,254	698,207	104,932	387,047

Total earned premiums	$248,714	$183,125	$190,357	$65,589	$(7,232)

Beginning in the third quarter of 2015, the Company enhanced crediting rates on certain annuity products resulting in increased sales through 2016.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Years ended December 31,
	2016	2015	2014
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$8,880,448	$8,873,397	$9,355,946
Net inflows	766,895	686,312	408,615
Surrenders	(784,666)	(893,986)	(1,158,463)
Fees	(5,821)	(6,301)	(9,007)
Interest credited	261,494	221,026	276,306

Account value, end of period	9,118,350	8,880,448	8,873,397

Single premium immediate annuity
Reserve, beginning of period	1,398,481	1,274,664	1,144,616
Net inflows	117,840	68,355	82,820
Interest and mortality	50,119	55,462	47,228

Reserve, end of period	1,566,440	1,398,481	1,274,664

Variable deferred annuity
Account value, beginning of period	417,821	494,516	489,305
Net inflows	71,982	91,276	108,094
Surrenders	(114,543)	(163,677)	(129,577)
Fees	(4,745)	(5,507)	(5,763)
Change in market value and other	21,830	1,213	32,457

Account value, end of period	392,345	417,821	494,516

Total account value, end of period	$11,077,135	$10,696,750	$10,642,577

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. The level of benefits for 2016, 2015, and 2014 was commensurate with increases in SPIA premium during these periods.

Commissions increased during 2016 compared to 2015 driven by the mix of business and the increase in sales of higher commissionable products, such as equity-indexed and single premium immediate annuities. Commissions increased during 2015 compared to 2014 driven by the increase in fixed deferred and equity-indexed annuity sales.

Other operating expenses were relatively flat during 2016 compared to 2015 despite the increase in annuity volume. Other operating expenses also decreased during 2015 compared to 2014.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Acquisition cost capitalized	$77,161	$64,724	$47,400	$12,437	$17,324
Amortization of DAC	(71,381)	(81,793)	(79,135)	10,412	(2,658)

Change in DAC	$5,780	$(17,069)	$(31,735)	$22,849	$14,666

The change in DAC increased during 2016 compared to 2015, and 2015 compared to 2014, due to an increase in capitalization which is primarily driven by the increase in commissions.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the years ended December 31, 2016, 2015, and 2014 were 35.5%, 42.2%, and 34.0%, respectively. The favorable decrease in the 2016 ratio was directly related to lower surrenders. The 2015 ratio is at a relatively “normal” level. The lower 2014 ratio also reflects lower than estimated surrenders.

Options and Derivatives

Net investment income without equity-indexed options or “option return” increased during 2016 compared to 2015 primarily due to higher account values and reserves as a result of increased sales. Net investment income without option return decreased during 2015 compared to 2014 primarily due to a lower net investment portfolio yield.

The S&P 500 Index increased by approximately 9.5% in 2016 and decreased by approximately 0.7% in 2015.This change in index performance led to an increase in the option return of $33.3 million during 2016 compared to 2015, partially offset by a $27.9 million increase in the related equity-indexed embedded derivative for a net increase in earnings of $5.4 million.

The following table summarizes the incremental impact of the investment performance of “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Net investment income
Without option return	$474,627	$466,660	$496,652	$7,967	$(29,992)
Option return	26,099	(7,202)	49,235	33,301	(56,437)
Interest credited to policy account balances
Without embedded derivatives	244,701	238,702	255,383	5,999	(16,681)
Equity-indexed annuity embedded derivatives	23,504	(4,386)	29,313	27,890	(33,699)

Health

Health segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Premiums and other revenues
Premiums	$175,589	$196,777	$216,868	$(21,188)	$(20,091)
Net investment income	9,942	10,135	11,692	(193)	(1,557)
Other income	17,488	17,714	20,391	(226)	(2,677)

Total premiums and other revenues	203,019	224,626	248,951	(21,607)	(24,325)

Benefits, losses and expenses
Claims incurred	131,828	146,805	144,799	(14,977)	2,006
Commissions for acquiring and servicing policies	22,846	27,455	35,896	(4,609)	(8,441)
Other operating expenses	43,263	45,047	43,261	(1,784)	1,786
Change in deferred policy acquisition costs (1)	3,770	3,394	(564)	376	3,958

Total benefits and expenses	201,707	222,701	223,392	(20,994)	(691)

Income before other items and federal income taxes	$1,312	$1,925	$25,559	$(613)	$(23,634)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings remained relatively constant during 2016 and 2015 and decreased from 2014 relating to separate items that reduced earnings below levels of prior years. In 2016, the Company decreased the estimate of losses that would be ceded to and paid by reinsurers on claims incurred primarily in 2001. In 2015, earnings were negatively impacted due to an increase in claims retained by the Company from a reinsurer that was unable to meet its contractual obligations.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,
	2016		2015		2014
Medicare Supplement	$68,376	38.9%	$76,090	38.6%	$85,099	39.2%
Credit accident and health	15,124	8.6	13,106	6.7	13,736	6.3
MGU	17,611	10.0	23,798	12.1	24,230	11.2
Supplemental insurance	23,876	13.6	26,546	13.5	31,769	14.7
Medical expense	14,021	8.0	16,910	8.6	21,919	10.1
Group	30,974	17.6	34,361	17.5	33,835	15.6
All other	5,607	3.3	5,966	3.0	6,280	2.9

Total	$175,589	100.0%	$196,777	100.0%	$216,868	100.0%

Earned premiums decreased during 2016 compared to 2015, primarily due to a decline in Medicare Supplement and MGU premiums. Medicare Supplement earned premiums decreased due to lapses that were greater than new sales, compounded by the continuing shift in sales from comprehensive higher premium plans to the lower premium high deductible plan. MGU premiums decreased due to the removal of lesser performing groups by several MGUs. New sources of business have originated during the current year and it is intended that premiums written for these groups will replace portions of the cancelled groups. Medical expense premiums continued to decline due to lapsation of this closed block of business. Supplemental insurance declined during 2016 compared to 2015, due to lapsation, which more than offset the increase in sales relative to 2015. Earned premiums decreased during 2015 compared to 2014 primarily due to the continued contraction of the closed medical expense blocks of business, and a decrease in Medicare Supplement sales.

Effective January 1, 2017, the majority of the Group premium, which is in runoff, did not renew. Consequently, 2017 earned premium for this component of business will be significantly lower than in prior periods.

Our in-force certificates or policies as of the dates indicated are as follows:

	December 31,
	2016		2015		2014
Medicare Supplement	33,815	6.3%	35,586	6.8%	38,245	6.0%
Credit accident and health	194,194	36.1	204,080	39.0	227,790	35.8
MGU	195,936	36.4	164,626	31.4	239,537	37.6
Supplemental insurance	60,261	11.2	62,384	11.9	70,207	11.0
Medical expense	2,228	0.4	2,717	0.5	3,313	0.5
Group	17,485	3.3	16,988	3.2	16,877	2.6
All other	33,820	6.3	37,335	7.2	41,417	6.5

Total	537,739	100.0%	523,716	100.0%	637,386	100.0%

In-force policies decreased in all blocks of health business, except for group and MGU during 2016. Since the MGU policy counts include 100% reinsured certificates, the increase does not always translate into corresponding increases in premiums. Total in-force policies decreased during 2015 compared to 2014, primarily due to decreases in the MGU line, credit accident and health business, and supplemental insurance. MGU inforce certificate counts decreased during 2015 primarily as a result of removing lesser performing groups by several MGUs. Credit accident and health decreased due to contraction in that market as distributors continued to shift their marketing emphasis to property and casualty products.

Benefits, losses and expenses

Claims incurred increased during 2015 due to a receivable write-off associated with an insolvent reinsurer. The decrease in claims during 2016 reflected the non-recurrence of the aforementioned write-off which was partially offset by a $7.2 million change in estimate, decreasing the amount of ceded claim reserves in 2016.

Commissions decreased during 2016 compared to 2015 primarily due to the decrease in premiums.

Other operating expenses for 2016, 2015, and 2014 were relatively flat.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Acquisition cost capitalized	$11,203	$20,249	$19,530	$(9,046)	$719
Amortization of DAC	(14,973)	(23,643)	(18,966)	8,670	(4,677)

Change in DAC	$(3,770)	$(3,394)	$564	$(376)	$(3,958)

The change in DAC had a slightly larger impact on expenses during 2016 compared to 2015 due to declining commission expense deferral. The increase in amortization of DAC in 2015 relative to 2014 was associated with the smaller Medicare Supplement and closed Medical Expense blocks as well as greater than expected lapsation of the limited benefit medical supplemental products.

Reinsurance

For the medical expense business, we use reinsurance on an excess of loss basis. We purchase coverage for $1.5 million in excess of $500,000. We cede or retrocede the majority of the premium and risk associated with our stop loss and other MGU programs. We maintain reinsurance on a quota share basis for our long-term care and disability income business.

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

For 2016, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

	A.M. Best		Ceded	Percentage of
Reinsurer	Rating(1)		Premium	Gross Premium
Maiden Reinsurance North America, Inc.	A		$50,864	12.8%
Munich Reinsurance America	A	+	22,900	5.8
QBE Reinsurance Corporation	A		15,707	4.0
Monitor Life	A	-	15,075	3.8
Other reinsurers with no single company greater than 5.0% of the total ceded premium			116,974	29.5

Total health reinsurance ceded			$221,520	55.9%

(1)	A.M.Best rating as of the most current information available February 10, 2017

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Premiums and other revenues
Net premiums written	$1,282,876	$1,187,980	$1,109,029	$94,896	$78,951

Net premiums earned	$1,253,392	$1,153,267	$1,100,975	$100,125	$52,292
Net investment income	57,091	55,620	58,843	1,471	(3,223)
Other income	4,588	5,534	4,735	(946)	799

Total premiums and other revenues	1,315,071	1,214,421	1,164,553	100,650	49,868

Benefits, losses and expenses
Claims incurred	883,219	776,562	745,540	106,657	31,022
Commissions for acquiring and servicing policies	232,514	213,486	188,305	19,028	25,181
Other operating expenses	165,509	156,583	130,655	8,926	25,928
Change in deferred policy acquisition costs (1)	(725)	(1,200)	10,421	475	(11,621)

Total benefits and expenses	1,280,517	1,145,431	1,074,921	135,086	70,510

Income before other items and federal income taxes	$34,554	$68,990	$89,632	$(34,436)	$(20,642)

Loss ratio	70.5%	67.3%	67.7%	3.2	(0.4)
Underwriting expense ratio	31.7	32.0	29.9	(0.3)	2.1

Combined ratio	102.2%	99.3%	97.6%	2.9	1.7

Impact of catastrophe events on combined ratio	6.8	5.7	5.9	1.1	(0.2)

Combined ratio without impact of catastrophe events	95.4%	93.6%	91.7%	1.8	1.9

Gross catastrophe losses	$85,252	$65,413	$64,479	$19,839	$934
Net catastrophe losses	84,989	62,717	65,374	22,272	(2,657)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated. A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty pre-tax earnings decreased during 2016 compared to 2015, as continued premium growth and the favorable results in our commercial lines were outpaced by the increase in losses attributable to personal auto claims and higher catastrophe losses. Gross catastrophe losses for the year ended December 31, 2016 increased compared to 2015 as the losses reverted to what we believe is a more “normal” level. Property and Casualty earnings decreased during 2015 compared to 2014 due to increased non-catastrophe claims and growth related operating expenses.

Premiums and other revenues

Net premiums written and earned increased during 2016 compared to 2015 for all major lines of business. The largest increases were in the personal automobile and collateral protection lines of business. Net premiums written and earned increased during 2015 compared to 2014 due to increases in the commercial and credit lines.

Benefits, losses and expenses

Claims incurred increased during 2016 compared to 2015 as a result of increases in catastrophe losses as well as an increase in frequency and severity of claims related to the automobile lines of business. The increase in claims during 2015 compared to 2014 was primarily a result of an increase in non-catastrophe weather related losses.

Commissions for acquiring and servicing policies increased during 2016 compared to 2015, primarily as a result of the growth of the collateral protection and mortgage security insurance lines of business. Commissions for acquiring and servicing policies increased during 2015 compared to 2014 as a result of the growth of the collateral protection line of business.

The underwriting expense ratio decreased in 2016 compared to 2015. Operating expenses increased during 2016 compared to 2015, and 2015 compared to 2014, as a result of costs related to growth initiatives.

Gross catastrophe losses for the year ended December 31, 2016 increased compared to 2015 as the losses reverted to what we believe is a more “normal” level. Gross catastrophe losses for the year ended December 31, 2015 were relatively flat compared to 2014. Average severity of catastrophe losses increased by 6% in 2016 compared to 2015 but decreased by 17% in 2015 compared to 2014.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 56.7% of net premiums written; (ii) Commercial products, which focus primarily on agricultural and other markets, representing 31.7% of net premiums written; and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 11.6% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Net premiums written
Automobile	$445,860	$412,686	$403,470	$33,174	$9,216
Homeowner	238,967	226,272	223,852	12,695	2,420
Other Personal	42,484	41,658	37,290	826	4,368

Total net premiums written	$727,311	$680,616	$664,612	$46,695	$16,004

Net premiums earned
Automobile	$431,580	$405,891	$400,050	$25,689	$5,841
Homeowner	230,565	222,338	219,920	8,227	2,418
Other Personal	42,122	40,966	36,638	1,156	4,328

Total net premiums earned	$704,267	$669,195	$656,608	$35,072	$12,587

Loss ratio
Automobile	85.7%	77.6%	78.0%	8.1%	(0.4)%
Homeowner	71.8	64.5	64.1	7.3	0.4
Other Personal	55.3	62.8	42.6	(7.5)	20.2
Personal line loss ratio	79.3%	72.4%	71.4%	6.9%	1.0%
Combined Ratio
Automobile	110.9%	102.8%	101.1%	8.1%	1.7%
Homeowner	100.0	91.7	89.4	8.3	2.3
Other Personal	79.1	87.0	62.0	(7.9)	25.0
Personal line combined ratio	105.5%	98.2%	95.0%	7.3%	3.2%

Automobile: Net premiums written and earned increased in the personal automobile line during 2016 compared to 2015, due to an increase of policies in force and rate increases. The loss and combined ratio increased during 2016 compared to 2015, primarily due to an increase in the frequency and severity of claims and catastrophe losses compared to the prior year. Net premiums written and earned increased during 2015 compared to 2014, due to increases in sales volume and rates.

Homeowner: Net premiums written and earned increased during 2016 compared to 2015, primarily due to increases in sales of homeowner products to renters. The loss and combined ratio increased during 2016 compared to 2015, due to increases in catastrophe claim activity compared to the prior year. Net premiums written increased during 2015 compared to 2014 given growth in policy counts.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss ratio decreased during 2016 compared to 2015 primarily due to certain umbrella claim re-designations from personal lines to commercial lines. The loss ratio increased during 2015 compared to 2014 due to increased catastrophe claim activity during the first half of 2015 and lower than typical loss results in 2014.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Net premiums written
Other Commercial	$172,667	$159,834	$150,819	$12,833	$9,015
Agricultural Business	137,182	123,548	115,592	13,634	7,956
Automobile	96,939	88,767	86,603	8,172	2,164

Total net premiums written	$406,788	$372,149	$353,014	$34,639	$19,135

Net premiums earned
Other Commercial	$165,828	$154,114	$146,845	$11,714	$7,269
Agricultural Business	133,436	121,031	111,599	12,405	9,432
Automobile	94,423	87,450	84,653	6,973	2,797

Total net premiums earned	$393,687	$362,595	$343,097	$31,092	$19,498

Loss ratio
Other Commercial	63.1%	65.3%	77.5%	(2.2)	(12.2)
Agricultural Business	58.1	66.0	66.6	(7.9)	(0.6)
Automobile	70.8	74.4	69.5	(3.6)	4.9
Commercial line loss ratio	63.2%	67.7%	72.0%	(4.5)	(4.3)
Combined ratio
Other Commercial	94.7%	93.3%	104.4%	1.4	(11.1)
Agricultural Business	95.4	106.6	106.3	(11.2)	0.3
Automobile	95.6	98.5	92.6	(2.9)	5.9
Commercial line combined ratio	95.1%	99.0%	102.1%	(3.9)	(3.1)

Other Commercial: Net premiums written and earned increased during 2016 compared to 2015 primarily due to increased sales of mortgage security insurance. This increase was partially offset by an increase in reinsurance premium ceded for the workers compensation and umbrella lines of business. Net premiums written and earned increased during 2015 compared to 2014, primarily due to increased premium per policy for the workers’ compensation and business owners’ products. Improvement in the loss and combined ratios during 2015 compared to 2014 is primarily due to favorable case reserve development on workers’ compensation claims.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during 2016 compared to 2015, primarily as a result of improved rate adequacy. The loss ratio decreased during 2016 compared to 2015 primarily due to a decrease in catastrophe losses. Net premiums earned increased during 2015 compared to 2014 primarily as a result of improved rate adequacy.

Automobile: Net premiums written and earned increased during 2016 compared to 2015, due to an increase in direct written premiums coupled with a decrease in ceded premiums. The loss ratio decreased during 2016 compared to 2015, primarily due to a decrease in average severity of losses. Net premiums written increased during 2015 compared to 2014 primarily due to improved rate adequacy. The loss and combined ratios increased during 2015 compared to 2014, primarily due to an increase in average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Net premiums written	$148,777	$135,215	$91,403	$13,562	$43,812
Net premiums earned	155,437	121,477	101,270	33,960	20,207
Loss ratio	48.7%	38.4%	29.5%	10.3%	8.9%
Combined ratio	107.2%	107.9%	100.8%	(0.7)%	7.1%

Credit-related property products are offered on automobiles, residential and commercial real estate, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during 2016 compared to 2015, primarily due to increases in our collateral protection business. The loss ratio increased during 2016 compared to 2015 and 2015 compared to 2014, primarily due to an increase in claims in our Guaranteed Auto Protection (GAP) business lines. Net written and earned premiums increased during 2015 compared to 2014 primarily due to increases in our Collateral Protection business and updated pricing initiatives in our GAP business. The loss ratio increased during 2015 compared to 2014 mostly due to an increase in claims in our GAP business lines.

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

We retain the first $500,000 for workers’ compensation risks and the first $1.5 million of loss per risk for non-workers’ compensation risks. Workers’ compensation reinsurance coverage for losses between $500,000 and $1 million follows satisfaction of a $2 million annual aggregate deductible. Our catastrophe reinsurance retention covering property and casualty companies in total is $17.5 million for non-earthquake losses and $10 million for earthquake losses.

The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2017.

Layer of Loss	Catastrophe Reinsurance Coverage in Force
Less than $10.0 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate and Stretch & Aggregate coverage described below
$10.0 million—$17.5 million	100% of earthquake losses countrywide
$17.5 million—$500 million	100% of multiple peril losses covered by Corporate Program(1) (all perils)

(1)	The Corporate Program covers all non-credit property and casualty business, subject to certain limits, and is not specific to the Company or any of its subsidiaries, or any state or region. The program does cover the Mortgage Security Insurance business written by the Credit Insurance Division.

Each per-event coverage above includes one automatic reinstatement except for a 12.5% portion of the Corporate Program (12.5% of $35 million to $500 million). The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage, with the exception of losses from $35 million to $100 million, which reflect a 50% reduction on the prorated amount, and the losses from $17.5 million to $35 million, which are free for the first limit and reflect a 50% reduction on the second limit. The 12.5% placement of non-reinstateable coverage reduces the amount of reinstatement premium we are obligated to pay.

We purchase a Catastrophe Aggregate reinsurance coverage that provides for $30 million of limit excess of $90 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses below $10 million on Property Claims Services (“PCS”) declared catastrophe events and internally declared catastrophe events exceeding $5 million. The Catastrophe Aggregate reinsurance coverage has been placed at 100.0% for 2017 and does not include a reinstatement.

A Stretch & Aggregate cover is purchased which consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection for a subject loss and is $35 million excess of $5 million of each catastrophe. Recoveries follow satisfaction of a $45 million annual aggregate deductible. This cover was placed at 100% on July 1, 2015, and again on July 1, 2016. It is in place until June 30, 2017. American National expects to place the cover again on July 1, 2017.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2016 programs and the coverage each provides are shown in the following table:

	A.M. Best		Percent of Risk Covered
Reinsurer	Rating(1)		Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A		41.9%	43.7%
Swiss Re	A	+	15.8	6.3
Safety National Casualty Corporation	A	+	18.2	—
Hannover Ruckversicherung-Aktiengesellschaft, Germany	A	+	9.2	—
Tokio Millunnium Re Ltd.	A	++	—	7.0
Other Reinsurers with no single company with greater than a 5% share			14.9	43.0

Total Reinsurance Coverage			100.0%	100.0%

(1)	A.M. Best rating as of the most current information available February 1, 2017

Reserve Development

While we believe that our claims reserves at December 31, 2016 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2016 and claims expected to arise from unexpired periods of risk is uncertain. There are many other possible changes that would cause losses to increase or decrease, which include but are not limited to: claim severity; the expected level of reported claims; judicial action changing the scope or liability of coverage; the regulatory, social and economic environment; and unexpected changes in loss inflation. For additional information regarding prior year development of our claims and CAE reserves, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
Other revenues
Net investment income	$64,553	$83,542	$84,047	$(18,989)	$(505)
Realized investment gains (losses), net	28,940	59,443	41,422	(30,503)	18,021
Other Income	7,944	5,976	9,533	1,968	(3,557)

Total other revenues	101,437	148,961	135,002	(47,524)	13,959

Benefits, losses and expenses
Commissions	(3)	(2)	—	(1)	(2)
Other operating expenses	41,864	44,598	60,535	(2,734)	(15,937)

Total benefits, losses and expenses	41,861	44,596	60,535	(2,735)	(15,939)

Income before other items and federal income taxes	$59,576	$104,365	$74,467	$(44,789)	$29,898

Earnings decreased during 2016 compared to 2015 primarily due to a decrease in realized investment gains. The decrease in realized investment gains is primarily attributable to a decrease in the sale of certain real estate holdings compared to 2015. Earnings increased during 2015 compared to 2014 primarily due to a decrease in operating expenses and an increase in realized investment gains. The increase in realized investment gains in 2015 was attributable to higher gains on the sale of equity securities and higher real estate sale activity.

The Corporate and Other business segment recorded other-than-temporary impairments of $17.7 million, $27.9 million, and $6.6 million in 2016, 2015, and 2014, respectively, which are in “Realized investment gains, net.”

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

Our insurance and annuity products are supported by investment-grade-bonds and commercial mortgage loans. We also invest in equity options as a hedge for our indexed products. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale considering our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities classified as held-to-maturity and available-for-sale and adjust the mix within the portfolio as investments mature or new investments are purchased.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2016		December 31, 2015
Bonds held-to-maturity, at amortized cost	$7,251,385	35.8%	$7,609,420	38.7%
Bonds available-for-sale, at fair value	5,803,276	28.7	5,483,916	28.0
Equity securities, at fair value	1,541,676	7.6	1,514,979	7.7
Mortgage loans, net of allowance	4,348,046	21.5	3,483,280	17.8
Policy loans	384,376	1.9	407,491	2.1
Investment real estate, net of accumulated depreciation	593,417	2.9	581,255	3.0
Short-term investments	192,226	1.0	460,612	2.3
Other invested assets	113,550	0.6	71,943	0.4

Total investments	$20,227,952	100.0%	$19,612,896	100.0%

The increase in our total investments at December 31, 2016 compared to 2015 was primarily a result of the purchase of bonds available-for-sale and increased mortgage loan activity.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2016, our fixed maturity securities had an estimated fair value of $13.3 billion, which was $0.4 billion, or 2.9%, above amortized cost. At December 31, 2015, our fixed maturity securities had an estimated fair value of $13.2 billion, which was $0.2 billion, or 1.6%, above amortized cost. The estimated fair value for securities due in one year or less increased from $0.5 billion as of December 31, 2015 to $0.7 billion as of December 31, 2016, primarily as a result of maturities. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges; See Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.7% and 4.4% at December 31, 2016 and 2015, respectively.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of December 31, 2016, we had $384.4 million in policy loans with a loan to surrender value of 64.6%, and at December 31, 2015, we had $407.5 million in policy loans with a loan to surrender value of 61.3%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $25.4 million during 2016 compared to 2015 primarily due to an increase in unrealized gains of equity-indexed options as a result of increases in the S&P 500 which are recorded at fair value with changes in fair value recorded as investment income.

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

Net realized gains decreased $40.8 million during 2016 compared to 2015 primarily due to a decrease in the sale of certain real estate holdings. Other-than-temporary impairment on investment securities decreased $10.3 million during 2016 compared to 2015.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	December 31, 2016	December 31, 2015	Change
Held-to-Maturity
Gains	$285,315	$305,964	$(20,649)
Losses	(40,008)	(159,831)	119,823

Net Gain	245,307	146,133	99,174

Available-for-Sale (1)
Gains	986,635	891,687	94,948
Losses	(43,100)	(131,449)	88,349

Net Gain	943,535	760,238	183,297

Total	$1,188,842	$906,371	$282,471

(1)	Includes bonds and equity securities

The net change in the unrealized gains on fixed maturity securities between December 31, 2015 and December 31, 2016 is primarily attributable to the decrease in interest rates. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

The net unrealized gains of our equity securities were $809.2 million and $704.2 million at December 31, 2016 and 2015, respectively. The increase is attributable to favorable market conditions.

Liquidity

Our liquidity requirements have been and are expected to continue to be met by funds from operations, comprised of premiums received from our customers, collateral for derivative transactions, and investment income. The primary use of cash has been and is expected to continue to be payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flow from operations.

Changes in interest rates during 2016 and market expectations for potentially higher rates through 2017 may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (PBGC) premiums may cause us to increase our funding of the plans. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status of plans. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations.

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

The Company holds collateral to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines or increases, the collateral requirements would also decline or increase respectively. For more information, see Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements.

Our cash and cash equivalents and short-term investment position decreased from $771.5 million at December 31, 2015 to $481.6 million at December 31, 2016. The decrease relates primarily to a reduction in short-term investments used to fund additional investments in mortgage loans and construction loans.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	December 31,
	2016	2015	2014
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,196,279	$4,099,662	$3,936,781
AOCI	455,899	352,620	490,782

Total American National stockholders’ equity	$4,652,178	$4,452,282	$4,427,563

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $31.8 million and $34.7 million at December 31, 2016 and 2015, respectively.

The changes in our capital resources are summarized below (in thousands):

	December 31,
	2016			2015
	Capital and Retained Earnings	AOCI	Total	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$181,003	$—	$181,003	$242,988	$—	$242,988
Dividends to shareholders	(87,741)	—	(87,741)	(84,446)	—	(84,446)
Change in net unrealized gains	—	93,704	93,704	—	(114,717)	(114,717)
Defined benefit pension plan adjustment	—	9,286	9,286	—	(21,815)	(21,815)
Foreign currency transaction and translation adjustment	—	289	289	—	(1,630)	(1,630)
Other	3,355	—	3,355	4,339	—	4,339

Total	$96,617	$103,279	$199,896	$162,881	$(138,162)	$24,719

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2016 and December 31, 2015, American National Insurance Company’s statutory capital and surplus was $2,985,909,000 and $2,925,935,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2016 and December 31, 2015, substantially above 200% of the authorized control level.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Life insurance obligations(1)	$5,394,794	$(643)	$117,641	$305,096	$4,972,700
Annuity obligations(1)	13,334,931	1,313,300	3,365,580	2,565,871	6,090,180
Property and casualty insurance obligations(2)	855,974	344,166	267,168	105,843	138,797
Accident and health insurance obligations(3)	228,741	104,839	37,366	19,409	67,127
Purchase obligations
Commitments to purchase and fund investments	83,367	49,867	11,590	11,409	10,501
Mortgage loan commitments	703,710	487,765	215,945	—	—
Operating leases	5,086	1,687	2,032	1,063	304
Defined benefit pension plans(4)	103,089	12,394	22,574	21,544	46,577
Notes payable(5)	136,080	—	8,584	37,074	90,422

Total	$20,845,772	$2,313,375	$4,048,480	$3,067,309	$11,416,608

(1)	Life and annuity obligations include undiscounted estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and annuity contracts. All amounts are gross of any reinsurance recoverable. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in the liability for future policy benefits and policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included in the table since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year and are presented in the less than one-year category. All estimated cash payments are net of estimated future premiums on policies currently in-force net of future policyholder dividends payable. The participating policyholders’ share obligation included in other policyholder funds and the timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.
(2)	Includes case reserves for reported claims and reserves for IBNR with the timing of future payments based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.
(3)	Reflects estimated future claim payments for claims incurred based on mortality and morbidity assumptions that are consistent with historical claims experience. These are not discounted with interest and will exceed the liabilities recorded in reserves for future claim payment, which are discounted with interest. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments.
(4)	Estimated payments through continuing operations for benefit obligations of the non-qualified defined benefit pension plan. A liability has been established for the full amount of benefits accrued.
(5)	The estimated payments due by period for notes payable reflect the contractual maturities of principal for amounts borrowed by real estate joint ventures and collateralized by real-estate owned by the respective entity. American National’s liability is limited to its investment in the respective joint venture. See Note 6, Real Estate and Other Investments, of the Notes to the Consolidated Financial Statements for additional details.

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

As a part of the ALM process, we have asset portfolios for each major line of business, which represent the investment strategies used to fund liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity and liquidity. In executing these ALM strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our ALM goals and objectives. Our Finance Committee also reviews the risks associated with evaluation of alternate investment strategies and the specific investments made to support our business and for consistency with our overall investment strategy.

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

The carrying values of our investment in fixed maturity securities, which comprise 64.1% of our portfolio, are summarized below (in thousands):

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Bonds held-to-maturity	$7,251,385	55.5%	$7,609,420	58.1%
Bonds available-for-sale	5,803,276	44.5	5,483,916	41.9
Net unrealized gains on available-for-sale bonds	134,292	2.3	56,085	1.0

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

Our mortgage loans also have interest rate risk. As of December 31, 2016, these mortgage loans have fixed rates ranging from 4.0% to 10.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.

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

Falling interest rates can have an adverse impact on our asset accumulation investment products, such as our fixed deferred annuity business. We aim to manage interest margins, which are the differences between yields on investments supporting our liabilities and amounts credited to policyholder account balances. As investment portfolio yields decline, we can reduce crediting rates on products, to a limit defined by contractual minimum guarantees. Due to these contractual minimums, declines in interest rates can ultimately impact the profitability of this business. As of December 31, 2016, of our $9.2 billion in deferred annuities, $87.8 million have guaranteed minimum rates greater than or equal to 3.5% with no guarantees greater than 4.5%.

The profitability of some of our products could be adversely affected by low interest rates. Assuming investment yields remain at 2016 levels, the impact of investing in that lower interest rate environment would have a minimal impact in 2017 and could reduce profit by $1.6 million in 2018 and $3.1 million in 2019. In projecting this impact, we modeled projected crediting rates, considering interest spread targets and crediting rate floors.

Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase (Decrease) in Market Value Given an Interest rate Increase (Decrease) of X Basis Points
	(100)	(50)	50	100
December 31, 2016	$ 610,421	$ 301,819	$ (297,039)	$ (587,945)
December 31, 2015	$ 652,006	$ 321,689	$ (315,117)	$ (622,712)

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

Credit Risk

We are exposed to credit risk, which is the uncertainty of whether a counterparty will honor its obligation under the terms of a security, loan or contract including reinsurance agreements. To help manage credit risk, we have an Investment Plan approved by our Board of Directors. This plan provides issuer and geographic concentration limits, investment size limits and other applicable parameters such as mortgage loan-to-value guidelines. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review by our Finance Committee and Management Risk Committee.

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

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has adopted a policy of only dealing with counterparties we believe are credit worthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less collateral held. For additional information regarding counterparties used and collateral received, see Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements.

Equity Risk

Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. At December 31, 2016, we held approximately $1.5 billion of equity investments, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We mitigate our equity risk by diversification of the investment portfolio.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Insurance Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American National Insurance Company:

We have audited American National Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective internal controls over the measurement and presentation of deferred income taxes, the recognition and disclosure of the amount of collateral under equity option derivative arrangements and the information and communication controls over these areas have been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial position of American National Insurance Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial statement schedules I to V. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 10, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, American National Insurance Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2016, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 10, 2017

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,
	2016	2015
		(As Revised)
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,496,692 and $7,755,553)	$7,251,385	$7,609,420
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,668,984 and $5,427,831)	5,803,276	5,483,916
Equity securities, at fair value (Cost $732,433 and $810,826)	1,541,676	1,514,979
Mortgage loans on real estate, net of allowance	4,348,046	3,483,280
Policy loans	384,376	407,491
Investment real estate, net of accumulated depreciation of $259,578 and $212,139	593,417	581,255
Short-term investments	192,226	460,612
Other invested assets	113,550	71,943

Total investments	20,227,952	19,612,896

Cash and cash equivalents	289,338	310,930
Investments in unconsolidated affiliates	490,476	379,348
Accrued investment income	180,323	177,474
Reinsurance recoverables	401,709	413,881
Prepaid reinsurance premiums	63,026	77,907
Premiums due and other receivables	296,930	285,446
Deferred policy acquisition costs	1,294,443	1,324,669
Property and equipment, net	116,028	120,680
Current tax receivable	61,423	4,091
Other assets	169,962	140,788
Separate account assets	941,612	918,446

Total assets	$24,533,222	$23,766,556

LIABILITIES
Future policy benefits
Life	$2,939,308	$2,853,962
Annuity	1,277,220	1,113,057
Accident and health	60,308	65,034
Policyholders’ account balances	11,068,775	10,829,173
Policy and contract claims	1,303,925	1,280,011
Unearned premium reserve	823,938	812,977
Other policyholder funds	318,620	305,836
Liability for retirement benefits	152,496	207,635
Notes payable	136,080	128,436
Deferred tax liabilities, net	367,487	219,295
Other liabilities	481,958	570,223
Separate account liabilities	941,612	918,446

Total liabilities	19,871,727	19,304,085

EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value,—Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,914,516 and 26,894,456 shares	30,832	30,832
Additional paid-in capital	16,406	13,689
Accumulated other comprehensive income	455,899	352,620
Retained earnings	4,250,818	4,157,184
Treasury stock, at cost	(101,777)	(102,043)

Total American National stockholders’ equity	4,652,178	4,452,282
Noncontrolling interest	9,317	10,189

Total equity	4,661,495	4,462,471

Total liabilities and equity	$24,533,222	$23,766,556

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2016	2015	2014
PREMIUMS AND OTHER REVENUE
Premiums
Life	$318,953	$305,350	$307,771
Annuity	248,714	183,125	190,357
Accident and health	175,589	196,777	216,868
Property and casualty	1,253,392	1,153,267	1,100,975
Other policy revenues	306,880	250,265	224,254
Net investment income	860,235	834,831	932,858
Net realized investment gains	46,607	87,385	48,062
Other-than-temporary impairments	(17,667)	(27,942)	(6,640)
Other income	35,248	34,397	36,085

Total premiums and other revenues	3,227,951	3,017,455	3,050,590

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	416,467	386,785	351,271
Annuity	294,917	230,221	234,173
Claims incurred
Accident and health	131,828	146,805	144,799
Property and casualty	883,219	776,562	745,540
Interest credited to policyholders’ account balances	331,770	293,464	353,492
Commissions for acquiring and servicing policies	465,962	425,338	397,126
Other operating expenses	503,459	501,377	485,865
Change in deferred policy acquisition costs	1,152	(11,785)	9,578

Total benefits, losses and expenses	3,028,774	2,748,767	2,721,844

Income before federal income tax and equity in earnings of unconsolidated affiliates	199,177	268,688	328,746

Less: Provision (benefit) for federal income taxes
Current	(15,376)	93,979	77,547
Deferred	89,086	9,741	19,067

Total provision for federal income taxes	73,710	103,720	96,614
Equity in earnings of unconsolidated affiliates	57,200	77,408	14,694

Net income	182,667	242,376	246,826
Less: Net income (loss) attributable to noncontrolling interest, net of tax	1,664	(612)	1,491

Net income attributable to American National	$181,003	$242,988	$245,335

Amounts available to American National common stockholders
Earnings per share
Basic	6.73	$9.04	$9.15
Diluted	6.71	9.02	9.11
Cash dividends to common stockholders	3.26	3.14	3.08
Weighted average common shares outstanding	26,908,570	26,876,522	26,802,841
Weighted average common shares outstanding and dilutive potential common shares	26,967,072	26,950,066	26,918,670

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2016	2015	2014
Net income	$182,667	$242,376	$246,826

Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	93,704	(114,717)	110,214
Foreign currency transaction and translation adjustments	289	(1,630)	(954)
Defined benefit pension plan adjustment	9,286	(21,815)	(32,190)

Other comprehensive income (loss), net of tax	103,279	(138,162)	77,070

Total comprehensive income	285,946	104,214	323,896
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,664	(612)	1,491

Total comprehensive income attributable to American National	$284,282	$104,826	$322,405

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Years ended December 31,
	2016	2015	2014
Common Stock
Balance at beginning and end of the period	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	13,689	9,248	4,650
Reissuance of treasury shares	1,825	2,129	1,635
Income tax effect from restricted stock arrangement	49	1,165	—
Amortization of restricted stock	843	1,147	2,963

Balance at end of the period	16,406	13,689	9,248

Accumulated Other Comprehensive Income
Balance as of January 1,	352,620	490,782	413,712
Other comprehensive income (loss)	103,279	(138,162)	77,070

Balance at end of the period	455,899	352,620	490,782

Retained Earnings
Balance as of January 1,	4,157,184	3,998,642	3,836,112
Net income attributable to American National	181,003	242,988	245,335
Cash dividends to common stockholders	(87,741)	(84,446)	(82,805)
Cumulative effect of accounting change	372	—	—

Balance at end of the period	4,250,818	4,157,184	3,998,642

Treasury Stock
Balance as of January 1,	(102,043)	(101,941)	(97,441)
Reissuance (purchase) of treasury shares	266	(102)	(4,500)

Balance at end of the period	(101,777)	(102,043)	(101,941)

Noncontrolling Interest
Balance as of January 1,	10,189	12,384	12,757
Contributions	—	1,859	981
Distributions	(2,536)	(3,442)	(2,845)
Net income (loss) attributable to noncontrolling interest	1,664	(612)	1,491

Balance at end of the period	9,317	10,189	12,384

Total Equity	$4,661,495	$4,462,471	$4,439,947

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2016	2015	2014
		(As Revised)	(As Revised)
OPERATING ACTIVITIES
Net income	$182,667	$242,376	$246,826
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(46,607)	(87,385)	(48,062)
Other-than-temporary impairments	17,667	27,942	6,640
Amortization (accretion) of premiums, discounts and loan origination fees	(2,926)	2,701	7,294
Net capitalized interest on policy loans and mortgage loans	(32,813)	(31,360)	(32,122)
Depreciation	45,278	40,573	38,414
Interest credited to policyholders’ account balances	331,770	293,464	353,492
Charges to policyholders’ account balances	(306,880)	(250,265)	(224,254)
Deferred federal income tax expense	89,086	9,741	19,067
Equity in earnings of unconsolidated affiliates	(57,200)	(77,408)	(14,694)
Distributions from equity method investments	1,096	819	5,186
Changes in
Policyholder liabilities	282,159	259,645	200,718
Deferred policy acquisition costs	1,152	(11,785)	9,578
Reinsurance recoverables	12,172	14,773	(13,911)
Premiums due and other receivables	(11,691)	(5,512)	(1,184)
Prepaid reinsurance premiums	14,881	(21,887)	1,850
Accrued investment income	(2,849)	8,470	8,887
Current tax receivable/payable	(57,332)	4,578	9,838
Liability for retirement benefits	(53,979)	(31,435)	(19,084)
Other, net	(4,074)	(8,587)	2,306

Net cash provided by operating activities	401,577	379,458	556,785

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	491,478	1,150,650	661,125
Available-for-sale securities	459,511	574,391	910,691
Investment real estate	12,833	19,788	63,030
Mortgage loans	587,355	836,443	606,738
Policy loans	59,920	56,773	55,542
Other invested assets	30,743	71,564	40,882
Disposals of property and equipment	16,240	4,681	11,269
Distributions from unconsolidated affiliates	55,311	130,742	41,779
Payment for the purchase/origination of
Held-to-maturity securities	(156,453)	(525,950)	(439,422)
Available-for-sale securities	(683,128)	(1,343,795)	(1,044,602)
Investment real estate	(45,631)	(106,255)	(51,699)
Mortgage loans	(1,428,471)	(962,267)	(668,073)
Policy loans	(25,480)	(26,459)	(29,093)
Other invested assets	(67,571)	(38,101)	(27,705)
Additions to property and equipment	(47,301)	(32,596)	(31,951)
Contributions to unconsolidated affiliates	(135,208)	(132,004)	(12,560)
Change in short-term investments	268,386	(29,612)	64,386
Change in collateral held for derivatives	24,349	(65,160)	22,724
Other, net	27,869	12,702	15,997

Net cash provided by (used in) investing activities	(555,248)	(404,465)	189,058

FINANCING ACTIVITIES
Policyholders’ account deposits	1,528,107	1,405,350	1,002,420
Policyholders’ account withdrawals	(1,313,394)	(1,400,661)	(1,532,023)
Change in notes payable	7,643	20,259	(5,672)
Dividends to stockholders	(87,741)	(84,446)	(82,805)
Payments to noncontrolling interest	(2,536)	(1,583)	(1,864)

Net cash provided by (used in) financing activities	132,079	(61,081)	(619,944)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,592)	(86,088)	125,899
Beginning of the period	310,930	397,018	271,119

End of the period	$289,338	$310,930	$397,018

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

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

Revision to Previously Reported Amounts

Immaterial Correction of an Error. During the fourth quarter of 2016, the Company revised previously reported amounts to include cash held in a bank custody account representing collateral provided to us by third parties for equity-option derivative transactions. For details, see Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error revised the consolidated statements of financial position and statements of cash flows only. There was no revision to the consolidated statements of operations, comprehensive income or changes in equity. The Company revised its historical financial statements for fiscal 2015 and fiscal 2014 herein, and will revise the quarters within fiscal 2016, when they are published in future filings.

Financial statement amounts previously reported were revised as shown below (in thousands):

	As Reported	As Revised	Effect of Change
As of December 31, 2015 Balance Sheet
Other invested assets	$173,042	$71,943	$(101,099)
Cash and cash equivalents	190,237	310,930	120,693
Other liabilities	550,629	570,223	19,594
Total assets	23,746,962	23,766,556	19,594
Total liabilities	19,284,491	19,304,085	19,594
Statement of Cash Flow
Change in collateral held for derivatives	—	(65,160)	(65,160)
Other, net	14,412	12,702	(1,710)
Net cash used in investing activities	(337,595)	(404,465)	(66,870)
Net decrease in cash and cash equivalents	(19,218)	(86,088)	(66,870)
Cash at beginning of period	209,455	397,018	187,563
Cash at end of period	190,237	310,930	120,693
As of December 31, 2014 Balance Sheet
Other invested assets	$220,255	$53,996	$(166,259)
Cash and cash equivalents	209,455	397,018	187,563
Other liabilities	550,843	572,147	21,304
Total assets	23,544,532	23,565,836	21,304
Total liabilities	19,104,585	19,125,889	21,304
Statement of Cash Flow
Change in collateral held for derivatives	—	22,724	22,724
Other, net	4,331	15,997	11,666
Net cash provided by investing activities	154,668	189,058	34,390
Net increase in cash and cash equivalents	91,509	125,899	34,390
Cash at beginning of period	117,946	271,119	153,173
Cash at end of period	209,455	397,018	187,563

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

Investments

Investment securities –Bonds classified as held-to-maturity are carried at amortized cost. Bonds classified as available-for-sale are carried at fair value. Equity securities are classified as available-for-sale and carried at fair value. After-tax net unrealized gains or losses on available-for-sale securities are reflected in equity as a component of “Accumulated Other Comprehensive Income” (“AOCI”).

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

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

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

Real Estate Joint Ventures and Other Limited Partnership Interests in which the Company has more than a minor interest or influence over the investee’s operations, but it does not have a controlling interest and is not the primary beneficiary, are accounted for using the equity method. These investments are reported as “Investments in unconsolidated affiliates” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a lag methodology of one to three months when timely financial information is not available and the contractual right does not exist to receive such financial information. In addition to the investees’ impairment analysis of its underlying investments, American National routinely evaluates its investments in those investees for impairments. American National considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, American National recognizes its share within “Equity in earnings (losses) of unconsolidated affiliates” to record the investment at its fair value. When an impairment results from American National’s separate analysis, an adjustment is made through “Net realized investment gains” to record the investment at its fair value.

Short-term investments comprised of commercial paper, are carried at amortized cost, which approximates fair value.

Other invested assets comprised primarily of equity-indexed options, which are carried at fair value and may be collateralized by counterparties; such collateral is restricted to the Company’s use. Other invested assets also include tax credit partnerships, Certified Capital Companies (“CAPCO”) investments, mineral rights and limited liability interests, are carried at cost, less allowance for depletion, where applicable.

Impairments are evaluated quarterly and where management believes that the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded.

All fixed maturity securities with unrealized losses are assessed to determine if the creditworthiness of any of those securities has deteriorated to a point where its carrying value will not be realized at maturity. For fixed maturity securities at December 31, 2016, the unrealized losses on fixed maturity securities that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to these securities at December 31, 2016.

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

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

Derivative instruments are purchased to hedge against future interest rate increases in liabilities indexed to market rates, and are recorded in the consolidated statements of financial position at fair value net of collateral provided by counterparties. The change in fair value of derivative assets and liabilities is reported in the consolidated statements of operations as “Net investment income” and “Interest credited to policyholder’s account balances,” respectively. American National does not apply hedge accounting treatment to its derivative instruments. The Company uses derivative instruments to hedge our business risk and holds collateral to offset exposure from its counterparties. Unrestricted collateral that supports credit risk is reported in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral. Restricted collateral is recorded as “Other liabilities” due to the uncertainty of the collateral’s availability to offset exposure losses.

Cash and cash equivalents include cash on-hand and in banks, as well as amounts invested in money market funds and are reported as “Cash and cash equivalents” in the consolidated statements of financial position.

Property and equipment consist of buildings occupied by American National, data processing equipment, software, furniture and equipment, and automobiles which are carried at cost, less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets (typically 3 to 50 years).

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

Policyholders’ account balances represent the contract value that has accrued to the benefit of the policyholders related to universal-life and investments-type contracts. These are generally equal to the accumulated deposits, plus interest credited, reduced by withdrawals, payouts, and accumulated policyholder assessments.

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

Participating insurance policies

Participating business comprised approximately 6.1% of the life insurance in-force at December 31, 2016 and 18.2% of life premiums in 2016. Of the total participating business, 77.7% was written by Farm Family Life Insurance Company (“Farm Family Life”). For the participating business excluding Farm Family Life, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.

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

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

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

Pension and postretirement benefit plans

Pension and postretirement benefit obligations and costs for our frozen benefit plans are estimated using assumptions including demographic factors such as retirement age and mortality.

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

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

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

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In February 2015, the FASB issued guidance amending the consolidation analysis. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. The guidance eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. The Company adopted the standard on its required effective date of January 1, 2016. The adoption did not have a material impact to the Company’s results of operations or financial position.

In May 2015, the FASB issued guidance to expand the disclosures an insurance entity would provide about its short duration contracts. The disclosure about the liability for unpaid claims and claim adjustment expenses is intended to increase the transparency of significant estimates made in the measuring of those liabilities. It is also intended to provide insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The Company adopted the standard for the annual period ending December 31, 2016 and the expanded disclosure required is included in Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to Consolidated Financial Statements. The adoption affected disclosure only and did not impact the Company’s results of operations or financial position.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company intends to adopt the standard effective January 1, 2018, which is not expected to be material to the Company’s results of operations or financial position.

In January 2016, the FASB issued guidance that will change certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments in unconsolidated entities be measured at fair value and that changes in fair value are recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adoption to the Company’s results of operations and financial position.

In February 2016, the FASB issued guidance that will require significant changes to the statement of financial position of lessees. With certain limited exceptions, lessees will need to recognize virtually all of their leases on the statement of financial position, by recording a right-of-use asset and a lease liability. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.

In June 2016, the FASB issued guidance that will significantly change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do under the current other-than-temporary impairment model. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adoption to the Company’s results of operations and financial position.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$301,994	$17,190	$(102)	$319,082
Foreign governments	4,057	659	—	4,716
Corporate debt securities	6,711,508	253,191	(38,721)	6,925,978
Residential mortgage-backed securities	229,758	14,112	(1,185)	242,685
Collateralized debt securities	1,290	64	—	1,354
Other debt securities	2,778	99	—	2,877

Total bonds held-to-maturity	7,251,385	285,315	(40,008)	7,496,692

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,062	594	(16)	25,640
U.S. states and political subdivisions	945,431	21,170	(6,378)	960,223
Foreign governments	5,000	1,567	—	6,567
Corporate debt securities	4,666,096	145,716	(31,049)	4,780,763
Residential mortgage-backed securities	18,588	2,267	(342)	20,513
Collateralized debt securities	5,574	821	(3)	6,392
Other debt securities	3,233	—	(55)	3,178

Total bonds available-for-sale	5,668,984	172,135	(37,843)	5,803,276

Equity securities
Common stock	713,099	810,611	(5,195)	1,518,515
Preferred stock	19,334	3,889	(62)	23,161

Total equity securities	732,433	814,500	(5,257)	1,541,676

Total investments in securities	$13,652,802	$1,271,950	$(83,108)	$14,841,644

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$324,643	$22,318	$(444)	$346,517
Foreign governments	4,101	867	—	4,968
Corporate debt securities	6,985,844	263,927	(158,101)	7,091,670
Residential mortgage-backed securities	277,135	18,351	(1,286)	294,200
Collateralized debt securities	1,924	100	—	2,024
Other debt securities	15,773	401	—	16,174

Total bonds held-to-maturity	7,609,420	305,964	(159,831)	7,755,553

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,024	702	(34)	24,692
U.S. states and political subdivisions	933,958	39,808	(1,275)	972,491
Foreign governments	5,000	1,733	—	6,733
Corporate debt securities	4,431,765	120,471	(107,614)	4,444,622
Residential mortgage-backed securities	25,629	2,155	(420)	27,364
Collateralized debt securities	7,455	629	(70)	8,014

Total bonds available-for-sale	5,427,831	165,498	(109,413)	5,483,916

Equity securities
Common stock	794,839	718,225	(22,035)	1,491,029
Preferred stock	15,987	7,964	(1)	23,950

Total equity securities	810,826	726,189	(22,036)	1,514,979

Total investments in securities	$13,848,077	$1,197,651	$(291,280)	$14,754,448

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2016
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$492,792	$503,694	$228,534	$231,434
Due after one year through five years	3,369,648	3,556,266	1,443,585	1,514,270
Due after five years through ten years	3,209,951	3,250,902	3,396,681	3,458,366
Due after ten years	173,144	180,805	595,184	594,231
Without single maturity date	5,850	5,025	5,000	4,975

Total	$7,251,385	$7,496,692	$5,668,984	$5,803,276

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Proceeds from sales of available-for-sale securities	$138,665	$86,793	$184,918
Gross realized gains	34,135	34,434	38,301
Gross realized losses	(7,775)	(592)	(3,635)

Gains and losses are determined using specific identification of the securities sold. During 2016 and 2015, bonds with a carrying value of $22,848,000 and $171,000, respectively were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ credit worthiness became evident. An unrealized loss of $723,000 and $53,000 were recorded in 2016 and 2015, respectively following the transfer at fair value.

In accordance with various regulations, American National had bonds on deposit with regulating authorities with a carrying value of $52,349,000 and $51,877,000 at December 31, 2016 and 2015, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $76,558,000 and $77,360,000 at December 31, 2016 and 2015, respectively.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Bonds available-for-sale	$78,207	$(171,006)	$83,809
Equity securities	105,090	(73,441)	108,066

Change in net unrealized gains (losses) on securities during the year	183,297	(244,447)	191,875
Adjustments for
Deferred policy acquisition costs	(29,074)	59,340	(14,611)
Participating policyholders’ interest	(10,282)	8,646	(9,046)
Deferred federal income tax benefit (expense)	(50,237)	61,744	(58,004)

Change in net unrealized gains (losses) on securities, net of tax	$93,704	$(114,717)	$110,214

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	December 31, 2016
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(102)	$18,886	$—	$—	$(102)	$18,886
Corporate debt securities	(18,110)	971,361	(20,611)	186,262	(38,721)	1,157,623
Residential mortgage-backed securities	(558)	22,806	(627)	10,248	(1,185)	33,054

Total bonds held-to-maturity	(18,770)	1,013,053	(21,238)	196,510	(40,008)	1,209,563

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(16)	10,640	—	—	(16)	10,640
U.S. states and political subdivisions	(6,376)	282,141	(2)	122	(6,378)	282,263
Corporate debt securities	(19,828)	917,215	(11,221)	126,584	(31,049)	1,043,799
Residential mortgage-backed securities	(204)	12,420	(138)	3,982	(342)	16,402
Collateralized debt securities	—	1	(3)	146	(3)	147
Other Debt Securities	(55)	3,178	—	—	(55)	3,178

Total bonds available-for-sale	(26,479)	1,225,595	(11,364)	130,834	(37,843)	1,356,429

Equity securities
Common stock	(5,195)	53,068	—	—	(5,195)	53,068
Preferred stock	(62)	4,324	—	—	(62)	4,324

Total equity securities	(5,257)	57,392	—	—	(5,257)	57,392

Total	$(50,506)	$2,296,040	$(32,602)	$327,344	$(83,108)	$2,623,384

	December 31, 2015
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(444)	$19,412	$—	$—	$(444)	$19,412
Corporate debt securities	(93,285)	1,912,178	(64,816)	283,469	(158,101)	2,195,647
Residential mortgage-backed securities	(449)	21,275	(837)	14,721	(1,286)	35,996

Total bonds held-to-maturity	(94,178)	1,952,865	(65,653)	298,190	(159,831)	2,251,055

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(34)	18,802	—	—	(34)	18,802
U.S. states and political subdivisions	(1,223)	80,807	(52)	2,569	(1,275)	83,376
Corporate debt securities	(81,638)	1,796,357	(25,976)	90,784	(107,614)	1,887,141
Residential mortgage-backed securities	(228)	15,273	(192)	4,984	(420)	20,257
Collateralized debt securities	(66)	2,115	(4)	253	(70)	2,368

Total bonds available-for-sale	(83,189)	1,913,354	(26,224)	98,590	(109,413)	2,011,944

Equity securities
Common stock	(22,035)	136,694	—	—	(22,035)	136,694
Preferred stock	—	—	(1)	—	(1)	—

Total equity securities	(22,035)	136,694	(1)	—	(22,036)	136,694

Total	$(199,402)	$4,002,913	$(91,878)	$396,780	$(291,280)	$4,399,693

As of December 31, 2016, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	December 31, 2016			December 31, 2015
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$667,561	$691,296	5.2%	$681,918	$720,175	5.4%
AA	1,393,137	1,440,667	10.8	1,522,300	1,591,496	12.0
A	4,538,471	4,696,909	35.3	4,672,994	4,828,340	36.5
BBB	5,758,560	5,931,112	44.6	5,731,158	5,732,961	43.3
BB and below	562,640	539,984	4.1	428,881	366,497	2.8

Total	$12,920,369	$13,299,968	100.0%	$13,037,251	$13,239,469	100.0%

Equity securities by market sector distribution are shown below:

	December 31,
	2016	2015
Consumer goods	20.4%	20.5%
Energy and utilities	11.1	10.3
Finance	22.1	20.0
Healthcare	12.7	14.6
Industrials	9.0	8.2
Information technology	17.1	17.8
Other	7.6	8.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location are is as follows:

	December 31,
	2016	2015
East North Central	16.2%	18.8%
East South Central	3.7	4.8
Mountain	10.6	11.6
Pacific	17.6	10.7
South Atlantic	15.1	18.8
West South Central	31.0	29.0
Other	5.8	6.3

Total	100.0%	100.0%

During 2016, American National did not foreclose on any loans, and one loan with a recorded investment of $1,940,000, was in the process of foreclosure. For the year ended December 31, 2015, American National foreclosed on three loans with a recorded investment totaling $24,333,000 and one loan was in the process of foreclosure with a recorded investment of $2,450,000. American National sold no loans during 2016 and one loan with a recorded investment of $2,702,000 resulting in a realized loss of $1,602,000 for the year ended December 31, 2015.

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
December 31, 2016	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$—	$2,300	$—	$2,300	$744,472	$746,772	17.1
Office	—	—	6,059	6,059	1,541,880	1,547,939	35.5
Retail	—	—	—	—	736,121	736,121	16.9
Other	20,179	9,280	—	29,459	1,300,245	1,329,704	30.5

Total	$20,179	$11,580	$6,059	$37,818	$4,322,718	$4,360,536	100.0

Allowance for loan losses						(12,490)

Total, net of allowance						$4,348,046

December 31, 2015
Industrial	$—	$—	$—	$—	$704,426	$704,426	20.1
Office	—	5,883	2,450	8,333	1,252,484	1,260,817	36.1
Retail	19,088	—	—	19,088	583,810	602,898	17.2
Other	—	—	—	—	928,034	928,034	26.6

Total	$19,088	$5,883	$2,450	$27,421	$3,468,754	$3,496,175	100.0

Allowance for loan losses						(12,895)

Total, net of allowance						$3,483,280

Total mortgage loans are net of unamortized discounts of $233,000 and $452,000 and unamortized origination fees of $33,019,000 and $22,637,000 at December 31, 2016 and 2015, respectively. No unearned income is included in these amounts.

Note 5 – Mortgage Loans – (Continued)

Allowance for Credit Losses

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Mortgage loans with temporary difficulties are not considered impaired when the borrower has the financial capacity to fund revenue shortfalls from the properties for the foreseeable future. Individual valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral. Loans not evaluated individually for collectability are segregated by property-type and location, and allowance factors are applied. These factors are developed based on our historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain property types and in certain regions based on loss experience or a blended historical loss factor.

The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance

Balance at December 31, 2013	407	$3,310,930	$11,688	1	$493	$493	408	$3,311,423	$12,181
Change Due to Factor Development	—	—	127	—	—	—	—	—	127
Change in allowance	—	—	462	—	—	5,090	—	—	5,552
Change in recorded investment	(8)	39,954	—	2	26,070	—	(6)	66,024	—

Balance at December 31, 2014	399	3,350,884	12,277	3	26,563	5,583	402	3,377,447	17,860

Change in allowance	—	—	(1,561)	—	—	(3,404)	—	—	(4,965)
Change in recorded investment	2	129,123	—	(1)	(10,395)	—	1	118,728	—

Balance at December 31, 2015	401	3,480,007	10,716	2	16,168	2,179	403	3,496,175	12,895

Change in allowance	—	—	772	—	—	(1,177)	—	—	(405)
Change in recorded investment	29	878,589	—	—	(14,228)	—	29	864,361	—

Balance at December 31, 2016	430	$4,358,596	$11,488	2	$1,940	$1,002	432	$4,360,536	$12,490

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Years ended December 31,
	2016			2015
	Number of loans	Recorded investment pre- modification	Recorded investment post modification	Number of loans	Recorded investment pre- modification	Recorded investment post modification
Office	1	$6,432	$6,432	2	$12,211	$12,211
Retail	2	10,972	10,972	—	—	—

Total	3	$17,404	$17,404	2	$12,211	$12,211

There are $430,399 of commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows:

	December 31,
	2016	2015
Industrial	9.2%	10.9%
Office	37.8	38.1
Retail	37.2	37.0
Other	15.8	14.0

Total	100.0%	100.0%

	December 31,
	2016	2015
East North Central	8.8%	11.4%
East South Central	3.4	3.6
Mountain	12.0	12.6
Pacific	6.1	5.6
South Atlantic	13.0	10.1
West South Central	52.2	50.7
Other	4.5	6.0

Total	100.0%	100.0%

Note 6 – Real Estate and Other Investments – (Continued)

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2016	2015
Investment real estate	$173,816	$174,264
Short-term investments	1	1
Cash and cash equivalents	6,099	3,855
Accrued investment income	—	557
Other receivables	6,456	8,101
Other assets	8,820	8,210

Total assets of consolidated VIEs	$195,192	$194,988

Notes payable	$136,080	$128,436
Other liabilities	10,037	19,436

Total liabilities of consolidated VIEs	$146,117	$147,872

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $31,795,000 and $34,699,000 at December 31, 2016 and 2015, respectively. The total of notes payable, $136,080,000, is long-term and consists of four notes with the following interest rates: one note at 4.0%, one note at LIBOR, one note at 90-Day LIBOR plus LIBOR margin, and one note at Prime Rate. Two notes mature in 2018, one note matures in 2021, and one note matures in 2022.

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	December 31,
	2016		2015
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$323,933	$323,933	$236,816	$236,816
Mortgage loans	481,799	481,799	212,228	212,228
Accrued investment income	1,919	1,919	661	661

As of December 31, 2016, one real estate investment with a carrying value of $2,818,000 was classified as held for sale.

Note 6 – Real Estate and Other Investments – (Continued)

The Company’s equity in earnings of unconsolidated affiliates is the Company’s share of operating earnings and realized gains from investments in real estate joint ventures and other limited partnership interests (“joint ventures”) using the equity method of accounting. In 2016 and 2015 certain joint ventures took advantage of market opportunities to generate realized gains on the sale of real estate held or developed by the venture.

The Company’s income from and investment in each joint venture did not exceed 20% and therefore no separate financial disclosure is required. The Company’s income from, assets held, and investment in each joint venture did not exceed 10% except for 2015 when it was determined one joint venture slightly exceeded the income test threshold of 10% at 10.89% of operating income before tax. However, 96.8% of this joint venture’s income in 2015 was attributable to realized gain resulting from the sale of its operating assets. Additionally, the Company’s investment in joint ventures continues to be 2% or less of the Company’s total assets, and investments in individual joint ventures is not considered to be material to the Company in relation to its financial position or ongoing results of operations. Therefore, summarized financial information of equity method investees has not been included.

The Company’s total investment in and equity in earnings of unconsolidated affiliates, which are substantially all LLC’s or LLP’s, were comprised of the following (in thousands):

	December 31,
	2016	2015
Real estate	$372,393	$299,720
Equity and fixed income	79,145	50,326
Other	38,938	29,302

Total investments in unconsolidated affiliates	$490,476	$379,348

	Years ended December 31,
	2016	2015	2014
Income from operations	$19,005	$815	$284
Net gain on sales	38,195	76,593	14,410

Equity in earnings of unconsolidated affiliates	$57,200	$77,408	$14,694

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

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2016			2015
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	442	$1,414,100	$156,479	419	$1,200,600	$123,007
Equity-indexed embedded derivative	Policyholders’ account balances	62,481	1,289,800	314,330	51,815	1,067,600	242,412

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Years ended December 31,
		2016	2015	2014
Equity-indexed options	Net investment income	$28,869	$(9,103)	$52,071
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(25,239)	6,439	(32,071)

Note 7 – Derivative Instruments – (Continued)

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has adopted a policy of only dealing with counterparties we believe are credit worthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less collateral held. The Company maintains master netting agreements with its current active trading partners. As such, a right of offset has been applied to unrestricted collateral that supports credit risk and has been recorded in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral. Restricted collateral has been recorded as “Other liabilities” because of the uncertainty of its availability to offset exposure losses. Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		December 31, 2016
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess and Restricted Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$33,839	$35,063	$33,839	$1,224	$—
Citigroup	Baa1/BBB+	2,249	—	—	—	2,249
Goldman-Sachs	A3/BBB+	1,452	1,400	1,400	—	52
ING	Baa1/A-	29,609	26,430	26,430	—	3,179
JP Morgan	A3/A-	163	—	—	—	163
Morgan Stanley	A3/BBB+	17,864	17,680	17,680	—	184
NATIXIS*	A2/A	24,804	26,620	—	26,620	24,804
SunTrust	Baa1/BBB+	19,559	19,960	19,559	401	—
Wells Fargo	A2/A	26,940	26,540	26,540	—	400

Total		$156,479	$153,693	$125,448	$28,245	$31,031

		December 31, 2015
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess and Restricted Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$29,976	$31,383	$29,976	$1,407	$—
Citigroup	Baa1/BBB+	2,044	—	—	—	2,044
Goldman-Sachs	A3/BBB+	1,075	1,040	1,040	—	35
ING	Baa1/A-	21,459	18,590	18,590	—	2,869
JP Morgan	A3/A-	795	—	—	—	795
Morgan Stanley	A3/BBB+	11,625	12,530	11,625	905	—
NATIXIS*	A2/A	16,165	16,230	—	16,230	16,165
SunTrust	Baa1/BBB+	18,143	18,240	18,143	97	—
Wells Fargo	A2/A	21,725	22,680	21,725	955	—

Total		$123,007	$120,693	$101,099	$19,594	$21,908

*	Collateral Restrictions

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Bonds	$551,849	$558,837	$596,013
Equity securities	38,680	36,314	35,324
Mortgage loans	211,972	204,913	204,499
Real estate	6,743	12,833	10,823
Options	28,869	(9,103)	52,071
Other invested assets	22,122	31,037	34,128

Total	$860,235	$834,831	$932,858

Realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Bonds	$16,705	$16,300	$25,580
Equity securities	33,348	60,485	22,089
Mortgage loans	405	(220)	(5,679)
Real estate	2,188	10,872	7,035
Other invested assets	(6,039)	(52)	(963)

Total	$46,607	$87,385	$48,062

Other-than-temporary impairment losses are shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Bonds	$(94)	$(286)	$(41)
Equity securities	(17,573)	(27,656)	(6,599)

Total	$(17,667)	$(27,942)	$(6,640)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,251,385	$7,496,692	$7,609,420	$7,755,553
Fixed maturity securities, bonds available-for-sale	5,803,276	5,803,276	5,483,916	5,483,916
Equity securities	1,541,676	1,541,676	1,514,979	1,514,979
Equity-indexed options	156,479	156,479	123,007	123,007
Mortgage loans on real estate, net of allowance	4,348,046	4,435,530	3,483,280	3,621,978
Policy loans	384,376	384,376	407,491	407,491
Short-term investments	192,226	192,226	460,612	460,612
Separate account assets	941,612	941,612	918,446	918,446

Total financial assets	$20,619,076	$20,951,867	$20,001,151	$20,285,982

Financial liabilities
Investment contracts	$8,785,412	$8,785,412	$8,787,376	$8,787,376
Embedded derivative liability for equity-indexed contracts	314,330	314,330	242,412	242,412
Notes payable	136,080	136,080	128,436	128,436
Separate account liabilities	941,612	941,612	918,446	918,446

Total financial liabilities	$10,177,434	$10,177,434	$10,076,670	$10,076,670

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At December 31, 2016 and 2015, the one year implied volatility used to estimate embedded derivative value was 16.5% and 17.5%, respectively.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of December 31, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$319,082	$—	$319,082	$—
Foreign governments	4,716	—	4,716	—
Corporate debt securities	6,925,978	—	6,875,015	50,963
Residential mortgage-backed securities	242,685	—	241,779	906
Collateralized debt securities	1,354	—	—	1,354
Other debt securities	2,877	—	—	2,877

Total bonds held-to-maturity	7,496,692	—	7,440,592	56,100

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,640	—	25,640	—
U.S. states and political subdivisions	960,223	—	957,748	2,475
Foreign governments	6,567	—	6,567	—
Corporate debt securities	4,780,763	—	4,773,516	7,247
Residential mortgage-backed securities	20,513	—	17,909	2,604
Collateralized debt securities	6,392	—	4,454	1,938
Other debt securities	3,178	—	3,178	—

Total bonds available-for-sale	5,803,276	—	5,789,012	14,264

Equity securities
Common stock	1,518,515	1,518,515	—	—
Preferred stock	23,161	23,161	—	—

Total equity securities	1,541,676	1,541,676	—	—

Options	156,479	—	—	156,479
Mortgage loans on real estate	4,435,530	—	4,435,530	—
Policy loans	384,376	—	—	384,376
Short-term investments	192,226	—	192,226	—
Separate account assets	941,612	—	941,612	—

Total financial assets	$20,951,867	$1,541,676	$18,798,972	$611,219

Financial liabilities
Investment contracts	$8,785,412	$—	$—	$8,785,412
Embedded derivative liability for equity-indexed contracts	314,330	—	—	314,330
Notes payable	136,080	—	—	136,080
Separate account liabilities	941,612	—	941,612	—

Total financial liabilities	$10,177,434	$—	$941,612	$9,235,822

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2015
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$346,517	$—	$346,517	$—
Foreign governments	4,968	—	4,968	—
Corporate debt securities	7,091,670	—	7,010,165	81,505
Residential mortgage-backed securities	294,200	—	293,267	933
Collateralized debt securities	2,024	—	2,024	—
Other debt securities	16,174	—	12,355	3,819

Total bonds held-to-maturity	7,755,553	—	7,669,296	86,257

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	24,692	—	24,692	—
U.S. states and political subdivisions	972,491	—	969,996	2,495
Foreign governments	6,733	—	6,733	—
Corporate debt securities	4,444,622	—	4,431,263	13,359
Residential mortgage-backed securities	27,364	—	24,958	2,406
Collateralized debt securities	8,014	—	6,144	1,870

Total bonds available-for-sale	5,483,916	—	5,463,786	20,130

Equity securities
Common stock	1,491,029	1,491,029	—	—
Preferred stock	23,950	23,950	—	—

Total equity securities	1,514,979	1,514,979	—	—

Options	123,007	—	—	123,007
Mortgage loans on real estate	3,621,978	—	3,621,978	—
Policy loans	407,491	—	—	407,491
Short-term investments	460,612	—	460,612	—
Separate account assets	918,446	—	918,446	—

Total financial assets	$20,285,982	$1,514,979	$18,134,118	$636,885

Financial liabilities
Investment contracts	$8,787,376	$—	$—	$8,787,376
Embedded derivative liability for equity-indexed contracts	242,412	—	—	242,412
Notes payable	128,436	—	—	128,436
Separate account liabilities	918,446	—	918,446	—

Total financial liabilities	$10,076,670	$—	$918,446	$9,158,224

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets		Liability
	Investment	Equity-Indexed	Embedded
	Securities	Options	Derivative
Balance at December 31, 2013	$48,304	$164,753	$148,435
Total realized and unrealized investment losses included in other comprehensive income	(11,746)	—	—
Net fair value change included in realized gains	13,056	—	—
Net gain for derivatives included in net investment income	—	44,492	—
Net change included in interest credited	—	—	32,071
Purchases, sales and settlements or maturities
Purchases	—	16,844	—
Sales	(37,803)	—	—
Settlements or maturities	(10)	(36,640)	—
Premiums less benefits	—	—	27,681
Gross transfers into Level 3	54,241	—	—
Gross transfers out of Level 3	(1,609)	—	—

Balance at December 31, 2014	64,433	189,449	208,187

Total realized and unrealized investment gains included in other comprehensive income	427	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net loss for derivatives included in net investment income	—	(13,889)	—
Net change included in interest credited	—	—	(6,439)
Purchases, sales and settlements or maturities
Purchases	—	22,369	—
Sales	(2)	(55,279)	—
Settlements or maturities	(479)	(19,643)	—
Premiums less benefits	—	—	40,664
Gross transfers into Level 3	10,228	—	—
Gross transfers out of Level 3	(54,477)	—	—

Balance at December 31, 2015	20,130	123,007	242,412

Total realized and unrealized investment gains included in other comprehensive income	481	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain for derivatives included in net investment income	—	28,400	—
Net change included in interest credited	—	—	25,239
Purchases, sales and settlements or maturities
Purchases	—	27,961	—
Sales	—	—	—
Settlements or maturities	(425)	(22,889)	—
Premiums less benefits	—	—	46,679
Gross transfers into Level 3	908	—	—
Gross transfers out of Level 3	(6,830)	—	—

Balance at December 31, 2016	$14,264	$156,479	$314,330

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $44,615,000, unrealized losses of $50,114,000, and unrealized gains of $24,108,000 relating to assets still held at December 31, 2016, 2015, and 2014, respectively.

Note 9 – Fair Value of Financial Instruments – (Continued)

There were no transfers between Level 1 and Level 2 fair value hierarchies. The transfers into Level 3 during the years ended December 31, 2016, 2015, and 2014 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period and unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as anything other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of December 31, 2016. The transfers out of Level 3 during the years ended December 31, 2016, 2015, and 2014, were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

			Accident & Health	Property & Casualty
	Life	Annuity			Total
Balance at December 31, 2013	$684,084	424,158	47,220	122,271	$1,277,733

Additions	110,195	47,400	19,530	213,237	390,362
Amortization	(78,181)	(79,135)	(18,966)	(223,658)	(399,940)
Effect of change in unrealized gains on available-for-sale securities	(4,629)	(9,982)	—	—	(14,611)

Net change	27,385	(41,717)	564	(10,421)	(24,189)

Balance at December 31, 2014	711,469	382,441	47,784	111,850	1,253,544

Additions	108,615	64,724	20,249	236,785	430,373
Amortization	(77,567)	(81,793)	(23,643)	(235,585)	(418,588)
Effect of change in unrealized gains on available-for-sale securities	13,506	45,834	—	—	59,340

Net change	44,554	28,765	(3,394)	1,200	71,125

Balance at December 31, 2015	756,023	411,206	44,390	113,050	1,324,669

Additions	108,825	77,161	11,203	263,024	460,213
Amortization	(112,712)	(71,381)	(14,973)	(262,299)	(461,365)
Effect of change in unrealized gains on available-for-sale securities	(6,296)	(22,778)	—	—	(29,074)

Net change	(10,183)	(16,998)	(3,770)	725	(30,226)

Balance at December 31, 2016	$745,840	$394,208	$40,620	$113,775	$1,294,443

Commissions comprise the majority of the additions to deferred policy acquisition costs.

Note 11 – Liability for Future Policy Benefits and Policyholder Account Balances

American National estimates liabilities for amounts payable under insurance and annuity policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected benefit payments reduced by the present value of expected premiums. Such liabilities are established on a block of business based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability termination, investment return, inflation, expenses, and other contingent events as appropriate to the respective product type.

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

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses

The liability for unpaid claims and claim adjustment expenses (“claims”) for accident and health, and property and casualty insurance is included in “Policy and contract claims” in the consolidated statements of financial position and is the amount estimated for claims that have been reported but not settled and incurred but not reported (“IBNR”) claims. Liability for unpaid claims are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, less anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. There have been no significant changes in methodologies or assumptions used to calculate the liability for unpaid claims and claim adjustment expenses.

Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Unpaid claims balance, beginning	$1,104,302	$1,132,394	$1,096,301
Less reinsurance recoverables	217,337	245,906	215,164

Net beginning balance	886,965	886,488	881,137

Incurred related to
Current	1,055,796	950,228	940,466
Prior years	(36,788)	(22,830)	(44,806)

Total incurred claims	1,019,008	927,398	895,660

Paid claims related to
Current	654,175	580,476	561,887
Prior years	327,978	346,445	328,422

Total paid claims	982,153	926,921	890,309

Net balance	923,820	886,965	886,488
Plus reinsurance recoverables	216,903	217,337	245,906

Unpaid claims balance, ending	$1,140,723	$1,104,302	$1,132,394

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $36,788,000 in 2016 and $22,830,000 in 2015 and $44,806,000 in 2014. This was a reflection of lower-than-anticipated losses in the multi-peril line of business in 2016 and lower-than-anticipated losses in the personal auto, other liability and multi-peril lines of business in 2015 and 2014.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows (in thousands):

December 31, 2016
Net outstanding liabilities
Auto Liability	$369,209
Non-Auto Liability	263,801
Commercial Multi-Peril	88,259
Homeowners	61,256
Short Tail Property	26,088
Credit	16,076
Health	23,068
Other	2,278

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	850,035

Reinsurance recoverable on unpaid claims
Auto Liability	8,004
Non-Auto Liability	30,923
Commercial Multi-Peril	3,348
Homeowners	1,442
Short Tail Property	20,497
Credit	15,280
Health	134,283
Other	3,648

Total reinsurance recoverable on unpaid claims	217,425

Insurance lines other than short-duration	192,517
Unallocated claims adjustment expenses	43,948

236,465

Total gross liability for unpaid claims and claim adjustment expense	$1,303,925

Property and Casualty Reserving Methodology—The following methods are utilized:

•	Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year.

•	Bornhuetter-Ferguson—This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our historical experience.

•	Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

•	Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.

•	Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected prior calendar years’ paid expense to paid loss ratio to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.

•	Pegged Frequency and Severity – uses actual claims count data and emergence patterns of older accident periods to project the ultimate number of reported claims for a given accident year. A similar process projects the ultimate average severity per claim so that the product of the 2 projections results in a projection of ultimate loss for a given accident year.

For most credit property and casualty products, IBNR liability is calculated as a percentage of pro rata unearned premium, with the specific percentage for a given product line determined by a completion factor method. For a large subset of GAP waiver and collateral protection insurance business, IBNR liability is the average monthly paid loss over the preceding 12 months.

The expected development on reported claims is the sum of a pay-to-current reserve and a future reserve. The pay-to-current reserve is calculated for each open claim having a monthly indemnity and contains the monies required to pay the open claim from the last payment date to the current valuation date. The future reserve is calculated by assigning to each open claim a fixed reserve amount based on the historical average severity. For debt cancellation products and involuntary unemployment insurance this reserve is calculated using published valuation tables.

Cumulative claim frequency information is calculated on a per claim basis. Claims that do not result in a liability are not considered in the determination of unpaid liabilities.

For any given line of business, none of these methods are relied on exclusively. With minor exception, we will typically run all of these methods for most lines. While we may not ultimately utilize a given method for a given line, we will review as a check for reasonableness of our selected result.

The following contains information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2007, to 2015, is presented as supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Auto Liability- Consists of personal and commercial auto. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$306,939	$281,373	$278,279	$276,801	$276,740	$275,669	$274,620	$273,938	$273,484	$273,039	$106	51,839
2008		280,131	271,759	261,683	261,555	260,015	257,097	257,915	256,158	255,600	191	47,788
2009			299,753	273,551	263,269	258,749	260,029	258,200	257,678	256,586	376	47,059
2010				288,166	270,935	266,223	265,949	264,104	263,040	261,930	1,045	47,081
2011					263,411	250,659	248,865	244,519	244,436	242,619	1,891	47,049
2012						251,593	242,255	231,312	228,013	229,426	3,333	44,546
2013							242,364	236,432	233,068	231,301	7,190	38,641
2014								232,146	223,386	217,819	13,842	35,800
2015									237,578	240,696	34,168	35,573
2016										259,173	78,756	34,276

									Total	$2,468,189

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$103,283	$178,233	$223,147	$248,430	$261,908	$269,148	$270,745	$271,751	$272,602	$272,603
2008		92,395	163,228	203,708	228,898	244,749	249,953	251,924	253,145	255,118
2009			95,847	166,441	203,869	228,650	242,768	250,681	253,417	254,988
2010				92,589	164,298	208,531	237,540	250,647	257,021	259,173
2011					93,245	161,387	197,326	217,640	230,585	236,187
2012						82,531	150,323	183,448	204,980	214,467
2013							79,358	143,709	181,535	204,480
2014								72,838	134,376	166,947
2015									78,861	149,365
2016										86,491

									Total	$2,099,819
	All outstanding liabilities before 2007, net of reinsurance*									839

				Liabilities for claims and claim adjustment expenses, net of reinsurance						$369,209

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses– (Continued)

Non-Auto Liability- Consists of workers’ compensation and other liability occurrence. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$87,108	$82,759	$85,138	$83,071	$79,720	$80,520	$78,496	$78,739	$79,101	$79,668	$2,532	30,182
2008		85,367	85,384	77,798	72,492	71,969	73,436	74,114	73,912	74,684	3,025	18,374
2009			83,773	75,857	70,905	72,267	72,490	72,077	71,003	71,517	3,681	13,294
2010				91,191	85,498	83,724	82,287	82,145	82,087	80,920	5,141	7,778
2011					86,409	76,038	75,390	74,372	73,647	71,423	6,088	5,673
2012						83,146	80,470	78,644	75,226	68,017	7,407	4,706
2013							74,183	75,815	70,772	67,841	9,541	4,411
2014								83,084	75,550	72,624	16,145	5,824
2015									83,897	78,968	31,995	5,116
2016										86,935	48,102	3,153

									Total	$752,597

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$22,008	$37,569	$50,184	$58,978	$65,026	$68,652	$70,605	$72,044	$73,180	$74,880
2008		18,852	34,624	43,206	51,077	58,043	62,087	64,840	66,629	67,329
2009			15,389	28,725	41,424	49,895	55,391	61,277	63,039	64,755
2010				16,473	31,819	46,746	57,354	65,557	69,091	70,369
2011					13,848	31,943	41,814	52,003	56,791	60,706
2012						13,862	27,574	38,826	49,585	55,194
2013							12,794	22,743	32,474	42,504
2014								11,201	26,587	36,220
2015									11,979	23,488
2016										12,733

									Total	$508,178
	All outstanding liabilities before 2007, net of reinsurance*									19,382

				Liabilities for claims and claim adjustment expenses, net of reinsurance						$263,801

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Commercial Multi-Peril- Consists of business owners insurance and mortgage fire business. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$43,834	$40,324	$39,877	$39,215	$39,309	$38,158	$38,218	$38,078	$38,243	$37,861	$684	3,290
2008		40,640	39,231	37,105	37,825	37,034	35,594	36,141	37,605	37,298	1,061	3,831
2009			41,027	38,666	36,610	35,354	34,884	34,381	34,529	34,079	989	3,512
2010				41,116	37,736	40,243	37,520	35,914	37,839	37,215	1,294	3,583
2011					42,185	40,825	39,037	38,160	38,456	36,945	1,308	3,552
2012						35,169	28,548	26,805	23,258	23,385	1,206	2,704
2013							33,979	27,592	27,867	26,970	2,653	2,188
2014								36,852	31,220	34,911	4,962	2,229
2015									33,997	31,488	9,814	2,003
2016										38,114	20,761	3,069

									Total	$338,266

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$11,548	$17,625	$21,869	$26,682	$31,080	$34,386	$35,217	$35,738	$36,054	$36,474
2008		10,083	17,357	20,638	25,415	29,900	32,187	34,321	34,847	35,270
2009			11,101	17,248	21,660	25,779	30,272	32,150	32,623	32,842
2010				12,511	17,490	22,135	27,152	31,378	33,384	34,888
2011					13,092	18,390	22,616	28,291	30,458	32,692
2012						11,525	14,454	16,263	18,670	20,716
2013							9,374	12,723	15,426	18,406
2014								12,001	16,484	20,199
2015									9,820	12,956
2016										11,327

									Total	$255,770
	All outstanding liabilities before 2007, net of reinsurance*									5,763

				Liabilities for claims and claim adjustment expenses, net of reinsurance						$88,259

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Homeowners- Consists of homeowners and renters business. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$127,373	$125,628	$124,041	$123,879	$123,950	$123,747	$123,681	$123,619	$123,668	$123,624	$—	22,811
2008		191,926	198,128	198,351	198,578	197,066	196,987	196,777	197,210	197,004	86	42,646
2009			183,437	178,420	179,249	177,534	177,798	177,989	178,372	178,073	130	31,483
2010				206,606	200,318	198,111	198,029	197,443	197,675	197,465	225	37,066
2011					203,301	200,356	198,757	197,581	197,381	197,451	335	38,748
2012						181,284	177,664	175,523	175,509	175,178	464	30,972
2013							152,208	149,080	149,272	148,231	440	19,997
2014								132,651	131,634	130,287	690	18,115
2015									125,430	124,197	1,552	17,583
2016										147,262	9,391	19,917

									Total	$1,618,772

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$91,413	$116,836	$119,622	$121,596	$122,919	$123,126	$123,295	$123,570	$123,578	$123,591
2008		148,526	189,694	193,653	195,290	195,936	196,132	196,358	196,546	196,896
2009			142,781	170,372	173,985	175,220	176,588	176,985	177,428	177,615
2010				149,755	189,046	193,006	195,365	195,714	196,281	196,419
2011					160,625	190,946	194,237	195,327	196,575	196,628
2012						143,797	169,415	171,842	173,170	173,676
2013							115,605	140,309	145,152	146,650
2014								96,300	122,601	126,245
2015									86,617	114,696
2016										105,415

									Total	$1,557,831
	All outstanding liabilities before 2007, net of reinsurance*									315

				Liabilities for claims and claim adjustment expenses, net of reinsurance						$61,256

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Short Tail Property- Consists of auto physical damage, fire, rental owners, standard fire policy, country estates, inland marine and watercraft. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2016
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2015*	2016
2015	202,310	199,957	315	59,375
2016	—	215,492	(3,433)	61,535

	Total	$415,449

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015*	2016
2015	182,772	198,140
2016	—	192,325

Total		$390,465
All outstanding liabilities before 2015, net of reinsurance*		1,104

Liabilities for claims and claim adjustment expenses, net of reinsurance		$26,088

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Credit- Consists of credit property insurance, vendor’s or lender’s single interest insurance, GAP insurance, GAP waiver, debt cancellation products, involuntary unemployment insurance and collateral protection insurance. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2016
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2015*	2016
2015	46,540	46,367	—	34,211
2016	—	75,841	8,584	39,877

	Total	$122,208

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2015*	2016
2015	34,499	46,367
2016	—	59,765

	Total	$106,132
All outstanding liabilities before 2015, net of reinsurance*		—

Liabilities for claims and claim adjustment expenses, net of reinsurance		$16,076

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Accident and Health Reserving Methodology

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

There is no expected development on reported claims in the health blocks. Claim frequency is determined by totaling the number of unique claim numbers during the period as each unique claim number represents a claim event for an individual claimant.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Accident and Health- Consists of stop loss, other supplemental health products and credit disability insurance. This line of business has substantially all claims settled and paid in less than four years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2016
	For the Years Ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016
2012	47,085	58,082	54,285	54,193	54,183	3	67,043
2013	—	40,970	51,725	46,940	46,995	5	63,614
2014	—	—	38,102	67,545	62,802	10	51,456
2015	—	—	—	34,069	45,167	3,789	44,572
2016	—	—	—	—	36,198	11,002	35,709

				Total	$245,345

				Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
Accident Year			2012*	2013*	2014*	2015*	2016
2012			32,701	54,252	54,094	54,115	54,120
2013			—	28,071	46,780	46,860	46,939
2014			—	—	25,436	62,632	62,678
2015			—	—	—	23,574	41,491
2016			—	—	—	—	24,357

Total							$229,585
All outstanding liabilities before 2012, net of reinsurance*							7,308

Liabilities for claims and claim adjustment expenses, net of reinsurance							$23,068

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

The following table is supplementary information. 10 year average annual percentage payout of incurred claims is shown below:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Auto Liability	35.5%	28.1%	15.5%	9.6%	5.2%	2.5%	0.8%	0.5%	0.5%	1.8%
Non-Auto Liability	19.9%	19.4%	15.2%	13.1%	8.3%	5.6%	2.5%	2.2%	1.2%	12.6%
Commercial Multi-Peril	33.8%	14.3%	10.7%	12.5%	10.5%	6.4%	3.3%	1.1%	1.0%	6.4%
Homeowners	76.2%	18.5%	2.2%	0.9%	0.5%	0.2%	0.1%	0.1%	0.1%	1.2%
Short Tail Property	90.3%	9.7%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Credit	76.6%	23.4%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Note 13 – Reinsurance

American National reinsures portions of certain life insurance policies to provide a greater diversification of risk and manage exposure on larger risks. For the issue ages zero to 65, the maximum amount that would be retained by one life insurance company (American National) would be $1.5 million individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life. If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life aged zero to 65 could be $1.975 million. For the issue ages 66 and over, the maximum amount that would be retained by one life insurance company (American National) would be $700,000 individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life. If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life aged over 65 could be $1.175 million.

For the Property and Casualty segment, American National retains the first $500,000 of loss per workers’ compensation risk and $1.5 million of loss per non-workers’ compensation risk. Workers’ compensation reinsurance coverage for losses between $500,000 and $1 million follows satisfaction of a $2 million annual aggregate deductible. Reinsurance covers up to $6 million of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $20 million, and excess casualty clash coverage is purchased to cover losses up to $60 million. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and extra contractual obligations. Facultative reinsurance is purchased for individual risks attaching at $20 million, as needed. Corporate catastrophe coverage is in place for losses up to a $500 million event. Catastrophe aggregate reinsurance coverage is also purchased. This coverage is provided by two contracts. The first contract provides for $30 million of coverage after $90 million of aggregated catastrophe losses has been reached. The first $10 million of each catastrophe loss contributes to the $90 million aggregation of losses. The second aggregate contract is the Stretch & Aggregate cover. It consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection with subject loss of $35 million excess of $5 million of each catastrophe. Recoveries follow satisfaction of a $45 million annual aggregate deductible. This cover was placed on July 1, 2016. American National expects to place the cover again on July 1, 2017.

Note 13 – Reinsurance – (Continued)

American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the reinsurer does not meet their obligations under any reinsurance treaties. American National had amounts recoverable from reinsurers of $401,709,000 and $413,881,000 at December 31, 2016 and 2015, respectively. None of the amount outstanding at December 31, 2016 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.

The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Direct premiums	$2,246,595	$2,069,434	$2,049,447
Reinsurance premiums assumed from other companies	194,910	188,368	227,076
Reinsurance premiums ceded to other companies	(444,857)	(419,283)	(460,552)

Net premiums	$1,996,648	$1,838,519	$1,815,971

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2016	2015	2014
Direct life insurance in-force	$95,439,425	$90,194,532	$85,570,057
Reinsurance risks assumed from other companies	181,655	120	6,007
Reinsurance risks ceded to other companies	(29,980,485)	(29,891,183)	(30,007,131)

Net life insurance in-force	$65,640,595	$60,303,469	$55,568,933

Note 14 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$89,732	35.0%	$121,134	35.0%	$115,061	35.0%
Tax-exempt investment income	(7,834)	(3.1)	(7,589)	(2.2)	(6,680)	(2.0)
Deferred tax change	6,699	2.6	—	—	—	—
Dividend exclusion	(8,490)	(3.3)	(8,183)	(2.4)	(7,620)	(2.3)
Miscellaneous tax credits, net	(9,993)	(3.9)	(9,103)	(2.6)	(7,888)	(2.4)
Low income housing tax credit expense	4,795	1.9	4,862	1.4	4,583	1.4
Other items, net	(3,885)	(1.5)	2,599	0.8	(842)	(0.3)

Provision for federal income tax before interest expense	71,024	27.7	103,720	30.0	96,614	29.4
Interest expense	2,686	1.1	—	—	—	—

Total	$73,710	28.8%	$103,720	30.0%	$96,614	29.4%

American National made income tax payments of $33,367,000, $80,759,000 and $61,821,000 during 2016, 2015, and 2014, respectively.

Note 14 – Federal Income Taxes – (Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2016	2015
DEFERRED TAX ASSETS
Invested assets, principally due to impairment losses	$41,982	$84,061
Investment in real estate and other invested assets, principally due to investment valuation allowances	10,028	7,867
Policyholder funds, principally due to policy reserve discount	159,351	181,003
Policyholder funds, principally due to unearned premium reserve	35,207	33,214
Participating policyholders’ surplus	54,023	50,648
Pension	57,388	77,976
Commissions and other expenses	6,563	7,003
Other assets	37,250	33,150
Tax carryforwards	278	—

Gross deferred tax assets	402,070	474,922

DEFERRED TAX LIABILITIES
Marketable securities, principally due to net unrealized gains	329,464	265,577
Investment in bonds, principally due to differences between GAAP and tax basis	20,875	19,047
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	342,888	355,416
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	27,490	23,636
Other liabilities	48,840	30,541

Gross deferred tax liabilities	769,557	694,217

Total net deferred tax liability	$367,487	$219,295

Management believes that a sufficient taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of December 31, 2016 and 2015. There are no ordinary loss tax carryforwards that will expire by December 31, 2017.

American National’s federal income tax returns for years 2013 to 2015 and years 2005 to 2009 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established; however, management has accrued interest in the amount of $2.7 million, net of tax, during 2016 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 15 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Balance at December 31, 2013	$457,937	$(43,884)	$(341)	$413,712
Amounts reclassified from AOCI (net of tax benefit $12,379 and expense $1,547)	(22,990)	2,873	—	(20,117)
Unrealized holding gains arising during the period (net of tax expense $79,535)	147,709	—	—	147,709
Unrealized adjustment to DAC (net of tax benefit $5,986)	(8,625)	—	—	(8,625)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,166)	(5,880)	—	—	(5,880)
Actuarial loss arising during the period (net of tax benefit of $18,880)	—	(35,063)	—	(35,063)
Foreign currency adjustment (net of tax benefit $514)	—	—	(954)	(954)

Balance at December 31, 2014	568,151	(76,074)	(1,295)	490,782

Amounts reclassified from AOCI (net of tax benefit $12,845 and expense $3,429)	(23,856)	6,368	—	(17,488)
Unrealized holding losses arising during the period (net of tax benefit $72,711)	(135,035)	—	—	(135,035)
Unrealized adjustment to DAC (net of tax expense $20,786)	38,554	—	—	38,554
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $3,026)	5,620	—	—	5,620
Actuarial loss arising during the period (net of tax benefit of $15,175)	—	(28,183)	—	(28,183)
Foreign currency adjustment (net of tax benefit $878)	—	—	(1,630)	(1,630)

Balance at December 31, 2015	453,434	(97,889)	(2,925)	352,620

Amounts reclassified from AOCI (net of tax benefit $7,705 and expense $4,438)	(14,308)	8,242	—	(6,066)
Unrealized holding gains arising during the period (net of tax expense $71,859)	133,451	—	—	133,451
Unrealized adjustment to DAC (net of tax benefit $10,318)	(18,756)	—	—	(18,756)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,599)	(6,683)	—	—	(6,683)
Actuarial gain arising during the period (net of tax expense of $562)	—	1,044	—	1,044
Foreign currency adjustment (net of tax expense $156)	—	—	289	289

Balance at December 31, 2016	$547,138	$(88,603)	$(2,636)	$455,899

Note 16 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	Years ended December 31,
	2016	2015	2014
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(3,917,933)	(3,937,993)	(3,960,507)

Outstanding shares	26,914,516	26,894,456	26,871,942
Restricted shares	(76,000)	(76,000)	(142,667)

Unrestricted outstanding shares	26,838,516	26,818,456	26,729,275

Stock-based compensation

American National has one stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. Incentive awards under this plan are made to officers meeting established performance objectives. All awards are subject to review and approval by the Board Compensation Committee both at the time of setting applicable performance objectives and at payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants are made to certain officers and directors as compensation and to align their interests with those of other shareholders.

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2013	74,435	$114.08	190,667	$107.54	121,369	$76.23
Granted	—	—	—	—	66,383	113.49
Exercised	(3,226)	95.54	(48,000)	108.00	(59,438)	76.53
Forfeited	—	—	—	—	(100)	113.49
Expired	(16,279)	115.11	—	—	—	—

Outstanding at December 31, 2014	54,930	114.86	142,667	107.39	128,214	95.82

Granted	—	—	—	—	83,093	104.75
Exercised	(116)	73.97	(66,667)	103.58	(75,119)	91.35
Forfeited	—	—	—	—	(463)	105.30
Expired	(16,722)	114.42	—	—	—	—

Outstanding at December 31, 2015	38,092	115.18	76,000	110.73	135,725	103.73

Granted	—	—	—	—	36,849	103.58
Exercised	(15,375)	114.07	—	—	(66,581)	100.06
Forfeited	—	—	—	—	(5,548)	106.10
Expired	(16,564)	116.88	—	—	—	—

Outstanding at December 31, 2016	6,153	$113.36	76,000	$110.73	100,445	$105.97

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.94	2.94	1.61
Exercisable shares	6,153	N/A	N/A
Weighted-average exercise price	$113.36	$110.73	$105.97
Weighted-average exercise price exercisable shares	113.36	N/A	N/A
Compensation expense (credit)
Year ended December 31, 2016	$179,000	$843,000	$6,539,000
Year ended December 31, 2015	(72,000)	1,147,000	6,635,000
Year ended December 31, 2014	(23,000)	2,963,000	7,710,000
Fair value of liability award
December 31, 2016	$213,000	N/A	$23,634,000
December 31, 2015	37,000	N/A	19,415,000

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

	Years ended December 31,
	2016	2015	2014
Weighted average shares outstanding	26,908,570	26,876,522	26,802,841
Incremental shares from RS awards and RSUs	58,502	73,544	115,829

Total shares for diluted calculations	26,967,072	26,950,066	26,918,670

Net income attributable to American National (in thousands)	$181,003	$242,988	$245,335
Basic earnings per share	$6.73	$9.04	$9.15
Diluted earnings per share	6.71	9.02	9.11

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2016 and 2015, American National Insurance Company’s statutory capital and surplus was $2,985,909,000 and $2,925,935,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2016 and 2015, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $67,858,000 and $67,076,000 at December 31, 2016 and 2015, respectively. Additionally, the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

		December 31,
		2016	2015
Statutory capital and surplus
Life insurance entities		$1,921,171	$1,900,939
Property and casualty insurance entities		1,074,525	1,033,942

	Years ended December 31,
	2016	2015	2014
Statutory net income
Life insurance entities	$82,101	$136,170	$169,823
Property and casualty insurance entities	48,378	71,823	73,076

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by statutory regulations. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted to pay total dividends of $298,591,000 during 2017, without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at December 31, 2016 and 2015.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $2,567,000 and $3,439,000 at December 31, 2016 and 2015, respectively.

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Years ended December 31,
	2016	2015	2014
Life	$28,116	$33,453	$43,352
Annuity	75,619	59,955	95,736
Health	1,312	1,925	25,559
Property and Casualty	34,554	68,990	89,632
Corporate and Other	59,576	104,365	74,467

Total	$199,177	$268,688	$328,746

The following summarizes total assets by operating segments (in thousands):

	Years ended December 31,
	2016	2015		2014
Total Assets		(As Revised	)	(As Revised	)
Life	$5,921,208	$5,718,553		$5,565,791
Annuity	11,310,936	10,888,447		10,766,619
Health	472,369	463,600		489,873
Property and Casualty	2,046,303	2,040,102		1,992,741
Corporate and other	4,782,406	4,655,854		4,750,812

Total	$24,533,222	$23,766,556		$23,565,836

Note 18 – Pension and Postretirement Benefits

Savings plans

American National sponsors a qualified defined contribution (401(k) plan) for all employees, and non-qualified defined contribution plans for certain employees whose otherwise eligible earnings exceed the statutory limits under the qualified plans. The total expense associated with these plans was $13,658,000, $12,146,000, and $12,350,000 for 2016, 2015, and 2014, respectively.

Pension benefits

American National sponsors qualified and non-qualified defined benefit pension plans each of which have been frozen. As such, no additional benefits are accrued through these plans for additional years of service credit or future salary increase credit, and no new participants are added to the plans. Benefits earned by eligible employees prior to the plans being frozen have not been affected. Early in 2017, the Company commenced a one- time window offering to terminated, vested participants of our qualified defined benefit pension plans. The offer allows participants to take a lump sum or annuity payout which will be funded from pension plan assets.

The qualified pension plans are noncontributory. The plans provide benefits for salaried and management employees and corporate clerical employees subject to a collective bargaining agreement based on years of service and employee compensation. The non-qualified pension plans cover key employees and restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits.

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	2016	2015
Reconciliation of benefit obligation
Obligation at January 1,	$524,143	$513,151
Service cost	59	97
Interest cost on projected benefit obligation	20,690	18,721
Actuarial loss	3,684	21,451
Benefits paid	(35,044)	(29,277)

Obligation at December 31,	513,532	524,143

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1,	322,563	324,179
Actual return on plan assets	27,305	(1,051)
Employer contributions	52,409	28,712
Benefits paid	(35,044)	(29,277)

Fair value of plan assets at December 31,	367,233	322,563

Funded status at December 31,	$(146,299)	$(201,580)

The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Service cost	$59	$97	$111
Interest cost	20,690	18,721	20,612
Expected return on plan assets	(22,013)	(20,856)	(20,402)
Amortization of net actuarial loss	12,680	9,797	4,421

Net periodic benefit cost	$11,416	$7,759	$4,742

Note 18 – Pension and Postretirement Benefits – (Continued)

Amounts related to the defined benefit pension plans recognized as a component of OCI are shown below (in thousands):

	Years ended December 31,
	2016	2015	2014
Actuarial gain (loss)	$14,286	$(33,562)	$(49,523)
Deferred tax (expense) benefit	(5,000)	11,747	17,333

Other comprehensive income (loss), net of tax	$9,286	$(21,815)	$(32,190)

The estimated actuarial loss for the plan that will be amortized out of AOCI into the net periodic benefit cost over the next fiscal year is $11,587,000. Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2016	2015
Net actuarial loss	$(136,312)	$(150,598)
Deferred tax benefit	47,709	52,709

Amounts included in AOCI	$(88,603)	$(97,889)

The weighted average assumptions used are shown below:

	Used for Net Benefit	Used for Benefit
	Cost in Fiscal Year	Obligations
	1/1/2016 to 12/31/2016	as of 12/31/2016
Discount rate	4.08%	3.92%
Long-term rate of return	7.41	7.42

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of ERISA. American National contributed $40,090,000, $18,630,000, and $12,482,500 to the qualified pension plans in 2016, 2015 and 2014, respectively. American National and its affiliates expect to contribute $20,000,000 to its qualified plans in 2017. The benefits paid from the non-qualified plans were $12,319,000, $10,082,000 and $8,615,000 in 2016, 2015 and 2014, respectively. Future payments from the non-qualified pension benefit plans will be funded out of general corporate assets.

The following table shows pension benefit payments, expected to be paid (in thousands). The amount for 2017 includes an estimate for possible lump sum payments associated with the aforementioned one time window offering.

2017	$59,475
2018	30,871
2019	34,839
2020	30,340
2021	33,919
2022-2026	158,224

Note 18 – Pension and Postretirement Benefits – (Continued)

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The fair values of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Asset Category
U.S. states and political subdivision securities	$1,952	$—	$1,952	$—
Corporate debt securities	58,462	—	58,462
Residential mortgage-backed securities	616	—	616	—
Mutual fund	9,405	9,405	—	—
Equity securities by sector
Consumer goods	53,252	53,252	—	—
Energy and utilities	28,602	28,602	—	—
Finance	51,842	51,842	—	—
Healthcare	27,501	27,501	—	—
Industrials	17,035	17,035	—	—
Information technology	33,992	33,992	—	—
Other	30,042	30,042	—	—
Commercial paper	49,111	—	49,111	—
Unallocated group annuity contract	4,742	—	4,742	—
Other	679	592	87	—

Total	$367,233	$252,263	$114,970	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$41,365	$—	$41,365	$—
Residential mortgage-backed securities	803	—	803	—
Mutual fund	9,405	9,405	—	—
Equity securities by sector
Consumer goods	50,485	50,485	—	—
Energy and utilities	22,525	22,525	—	—
Finance	47,469	47,469	—	—
Healthcare	2,306	2,306	—	—
Industrials	29,050	29,050	—	—
Information technology	16,522	16,522	—	—
Other	65,410	65,410	—	—
Commercial paper	30,511	—	30,511	—
Unallocated group annuity contract	5,763	—	5,763	—
Other	949	862	87	—

Total	$322,563	$244,034	$78,529	$—

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

Postretirement life and health benefits

American National sponsors a contributory health and dental benefit plan to a closed block of retirees and their dependents who met certain age and length of service requirements as of December 31, 1993. The primary retiree health benefit plan provides Medicare Supplemental and prescription drug benefits. American National’s contribution is limited to $40 per month for retirees and spouses. Since American National’s contributions to the cost of the retiree benefits plans are fixed, the health care cost trend rate will have no effect on the future expense or the accumulated postretirement benefit obligation. Under American National’s various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements.

The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $6,197,000 and $6,055,000 at December 31, 2016 and 2015, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation.

Note 19 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2016 were approximately $5,086,000.

American National had aggregate commitments at December 31, 2016, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $787,077,000 of which $538,260,000 is expected to be funded in 2017 with the remainder funded in 2018 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2016 and 2015, the outstanding letters of credit were $9,473,000 and $9,501,000, respectively, and there were no borrowings on this facility. This facility expires on October 30, 2017. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on the bank loan, American National would be obligated to pay off the loans. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2016, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $209,785,000.

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

Note 20 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2016	2015	2016	2015
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,426	$1,326	$3,756	$5,182
Gal-Tex Hotel Corporation	Net investment income	329	428	23	31
Greer, Herz & Adams, LLP	Other operating expenses	9,315	7,951	(283)	(274)

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

Note 21 – Selected Quarterly Financial Data

The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Total premiums and other revenues	$764,970	$756,567	$800,448	$717,506	$823,142	$699,859	$839,391	$843,523
Total benefits, losses and expenses	741,462	665,208	760,168	668,099	775,420	653,199	751,724	762,261
Income before federal income tax and equity in earnings of unconsolidated affiliates	23,508	91,359	40,280	49,407	47,722	46,660	87,667	81,262
Total provision (benefit) for federal income taxes	(4,070)	45,690	9,890	15,210	22,590	18,134	45,300	24,686
Equity in earnings (losses) of unconsolidated affiliates	937	56,584	1,798	462	36,530	16,339	17,935	4,023
Net income	28,515	102,253	32,188	34,659	61,662	44,865	60,302	60,599
Net income (loss) attributable to noncontrolling interest	(801)	(729)	(437)	(394)	2,373	2,852	529	(2,341)
Net income attributable to American National	29,316	102,982	32,625	35,053	59,289	42,013	59,773	62,940
Earnings per share attributable to American National
Basic	1.09	3.84	1.21	1.30	2.20	1.56	2.23	2.34
Diluted	1.09	3.82	1.21	1.30	2.20	1.56	2.21	2.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2016, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal controls described below.

The Company identified a control deficiency related to deferred income taxes in the first quarter of 2016 and at that time it was assessed as a significant deficiency. We developed a remediation plan at the time. We have designed and implemented certain new internal controls in an effort to remediate the material weaknesses described below, but there is not yet adequate evidence over a reasonable period of time to determine that new processes, procedures, controls and oversight relating to such new controls are effective. As a result, we concluded that the material weaknesses were not fully remediated as of December 31, 2016.

In light of the material weaknesses in internal control over financial reporting, we engaged significant internal and external resources to perform supplemental procedures prior to filing this Annual Report on Form 10-K. These additional procedures allow us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. As described above in Item 1A: Risk Factors, if the Company’s remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — An Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, because of material weaknesses in our internal controls over deferred income taxes and over collateral relating to our use of equity option derivatives. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

•	The Company did not have effective processes, procedures and controls over the measurement and presentation of deferred income taxes. Specifically, the Company did not have effective manual and automated controls over the completeness and accuracy of the underlying tax basis of certain assets and liabilities contained in the information technology system.

•	The Company did not have effective processes, procedures and controls over the recognition and disclosure of the amount of the collateral posted by its equity option derivatives counterparties. Specifically, relevant investment contracts and their terms were not identified and communicated to the Accounting Department so that an analysis of the accounting implications could be completed.

The control deficiencies described above resulted in no misstatements in our consolidated financial statements as of and for the fiscal year ended December 31, 2016. However, immaterial revisions were made to certain balance sheet and statement of cash flows line items for prior years as described further in Note 2 to the notes to the consolidated financial statements. Moreover, these control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis. As a result, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting is not effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page 61 of this Form 10-K.

Remediation

The Company is committed to remediating the material weaknesses in a timely manner. We have begun the process of developing a remediation plan and executing changes in our financial reporting processes and related internal controls to address the material weaknesses in internal control over financial reporting described above. Specifically, we have begun and intend to continue to implement and monitor the following actions to accumulate adequate evidence over a reasonable period of time to determine that new or modified processes, procedures, controls and oversight relating to such controls are operating effectively.

Deferred Income Taxes

•	Engaging tax advisors to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan;

•	Hiring accountants with more expertise in federal income taxes and providing additional income tax accounting training to tax and financial personnel;

•	Working with the investing and operating areas to enhance the quality of information, analysis, review and documentation provided to the tax department; and

•	Reviewing the new tax processes and system, including controls, with necessary Company personnel, including relevant internal bodies responsible for testing internal controls.

Equity Option Derivatives Collateral

•	Requiring notice of relevant facts from the investment area to Corporate Controllers when new investment arrangements or types are contemplated;

•	In the event of any such new investment arrangements or types, requiring the Corporate Controllers area (with outside assistance when appropriate) to determine if existing accounting processes and policies are adequate and to specify new accounting processes as appropriate; and

•	Verifying that the approved accounting is installed and operational by necessary Company personnel, including relevant internal bodies responsible for testing internal controls.

Changes in Internal Control over Financial Reporting

Except for the Company’s identification and assessment of the material weaknesses described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

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

(b) Exhibits

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

4.1	Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.1*	American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.2*	Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.3*	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.4*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants on or after May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.5*	Form of Stock Appreciation Rights Agreement under the Stock and Incentive Plan (grants prior to May 3, 2010)(incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.6*	American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.7*	Amendment to the American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.2 to the registra22nt’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.8*	American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.9*	Amendment No. 4 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.8 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.10*	Amendment No. 5 to the American National Insurance Company Nonqualified Retirement Plan (incorporated by reference to Exhibit No. 10.1 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.11*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants on or after March 4, 2011)(incorporated by reference to Exhibit No. 10.1 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.12*	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.2 to the registrant’s Quarterly Report on Form 10-Q filed May 6, 2011).

10.13*	Form of Restricted Stock Unit Agreement for Officers under the Stock and Incentive Plan (grants prior to March 4, 2011)(incorporated by reference to Exhibit No. 10.9 to the registrant’s Annual Report on Form 10-K filed March 2, 2011).

10.14*	American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.15*	Amendments One and Two to the American National Family of Companies Executive Supplemental Savings plan (incorporated by reference to Exhibit No. 10.15 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.16*	Form of Restricted Stock Unit Agreement for Executive Officers under the American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (grants on or after March 1, 2015) (incorporated by reference to Exhibit No. 10.16 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.17*	Form of Restricted Stock Unit Agreement for Directors under the American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (grants on or after March 1, 2015) (incorporated by reference to Exhibit No. 10.17 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

21	Subsidiaries (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from American National Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James E. Pozzi	Chairman of the Board,	March 10, 2017
James E. Pozzi	President and Chief Executive Officer (Principal Executive Officer)

/s/ John J. Dunn, Jr.	Executive Vice President,	March 10, 2017
John J. Dunn, Jr.	Chief Financial Officer
(Principal Financial Officer)

/s/ William F. Carlton	Senior Vice President,	March 10, 2017
William F. Carlton	Corporate Controller

/s/ William C. Ansell	Director	March 10, 2017
William C. Ansell

/s/ Arthur O. Dummer	Director	March 10, 2017
Arthur O. Dummer

/s/ Frances A. Moody-Dahlberg Frances A. Moody-Dahlberg	Director	March 10, 2017

/s/ Ross R. Moody Ross R. Moody	Director	March 10, 2017

/s/ James P. Payne James P. Payne	Director	March 10, 2017

/s/ E.J. Pederson E.J. Pederson	Director	March 10, 2017

/s/ James D. Yarbrough	Director	March 10, 2017
James D. Yarbrough

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(In thousands)

	December 31, 2016
Type of Investment	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown in the Consolidated Statement of Financial Position
Fixed maturities
Bonds held-to-maturity
U.S. states and political subdivisions	$301,994	$319,082	$301,994
Foreign governments	4,057	4,716	4,057
Corporate debt securities	6,711,508	6,925,978	6,711,508
Residential mortgage-backed securities	229,758	242,685	229,758
Collateralized debt securities	1,290	1,354	1,290
Other debt securities	2,778	2,877	2,778
Bonds available-for-sale
U.S.treasury and government	25,062	25,640	25,640
U.S. states and political subdivisions	945,431	960,223	960,223
Foreign governments	5,000	6,567	6,567
Corporate debt securities	4,666,096	4,780,763	4,780,763
Residential mortgage-backed securities	18,588	20,513	20,513
Collateralized debt securities	5,574	6,392	6,392
Other debt securities	3,233	3,178	3,178
Equity securities
Common stocks
Consumer goods	145,402	314,031	314,031
Energy and utilities	102,421	166,983	166,983
Finance	154,241	321,592	321,592
Healthcare	80,320	195,828	195,828
Industrials	46,533	138,631	138,631
Information technology	113,334	264,613	264,613
Other	70,848	116,837	116,837
Preferred stocks	19,334	23,161	23,161
Other Investments
Mortgage loans on real estate, net of allowance	4,348,046	4,435,530	4,348,046
Investment real estate, net of accumulated depreciation	536,675	—	536,675
Real estate acquired in satisfaction of debt	56,742	—	56,742
Policy loans	384,376	384,376	384,376
Options	73,312	156,479	156,479
Other long-term investments	(42,929)	—	(42,929)
Short-term investments	192,226	192,226	192,226

Total investments	$19,201,250	$20,010,255	$20,227,952

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	December 31,
Condensed Statements of Financial Position	2016	2015
		(As Revised)
Assets
Fixed maturity securities	$8,969,903	$9,341,563
Equity securities	4,585	2,690
Mortgage loans on real estate, net of allowance	4,190,357	3,386,231
Other invested assets	1,658,771	1,852,581
Investment in subsidiaries	2,646,281	2,431,398
Deferred policy acquisition costs	1,052,357	1,091,031
Separate account assets	941,612	918,446
Other assets	787,054	754,646

Total assets	$20,250,920	$19,778,586

Liabilities
Policy liabilities	$4,027,973	$3,841,499
Policyholders’ account balances	10,006,609	9,943,694
Separate account liabilities	941,612	918,446
Other liabilities	622,548	622,665

Total liabilities	15,598,742	15,326,304

Shareholders’ equity
Common stock	30,832	30,832
Additional paid-in capital	16,406	13,689
Accumulated other comprehensive income	455,899	352,620
Retained earnings	4,250,818	4,157,184
Treasury stock, at cost	(101,777)	(102,043)

Total stockholders’ equity	4,652,178	4,452,282

Total liabilities and stockholders’ equity	$20,250,920	$19,778,586

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2016	2015	2014
Premiums and other revenues
Premiums and other policy revenues	$987,994	$820,194	$786,823
Net investment income	713,589	672,093	772,355
Net realized investment gain	16,111	21,258	18,702
Other-than-temporary impairments	(10)	(60)	(41)
Other income	15,944	15,785	10,803

Total premiums and other revenues	1,733,628	1,529,270	1,588,642

Benefits, losses and expenses
Policyholder benefits	749,179	615,180	574,975
Other operating expenses	848,063	764,913	812,762

Total benefits, losses and expenses	1,597,242	1,380,093	1,387,737

Income from continuing operations before federal income tax and equity in earnings of subsidiaries	136,386	149,177	200,905

Provision for federal income taxes	50,739	47,501	63,454
Equity in earnings of subsidiaries, net of tax	95,356	141,312	107,884

Net income	$181,003	$242,988	$245,335

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Cash Flows	2016	2015	2014
		(As Revised)	(As Revised)
OPERATING ACTIVITIES
Net income	$181,003	$242,988	$245,335
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investments gains	(16,111)	(21,258)	(18,702)
Other-than-temporary impairments	10	60	41
Amortization (accretion) of premiums, discounts and loan origination fees	(7,675)	(2,293)	3,581
Net capitalized interest on policy loans and mortgage loans	(28,943)	(27,346)	(27,922)
Depreciation	28,510	24,716	21,822
Interest credited to policyholders’ account balances	297,526	263,362	324,325
Charges to policyholders’ account balances	(295,000)	(238,169)	(212,690)
Deferred federal income tax (benefit) expense	89,089	8,091	16,429
Net income of subsidiaries	(122,259)	(135,678)	(106,751)
Equity in (earnings) losses of affiliates	(5,985)	(5,634)	3,800
Distributions from equity method investments	—	—	408
Changes in
Accrued investment income	351	6,995	9,801
Reinsurance recoverables	11,545	(14,778)	2,312
Prepaid reinsurance premiums	88	3,050	2,318
Premiums due and other receivables	(8,427)	2,331	3,873
Deferred policy acquisition costs	8,684	(13,323)	7,560
Policyholder liabilities	186,472	222,928	152,923
Liability for retirement benefits	(29,678)	(23,263)	(12,552)
Current tax receivable/payable	(24,833)	7,551	8,181
Other, net	(42,758)	(20,471)	(29,831)

Net cash provided by operating activities	221,609	279,859	394,261

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	382,390	827,234	452,846
Available for sale securities	282,834	340,274	625,563
Investment real estate	6,651	18,929	53,859
Mortgage loans	547,553	809,742	578,098
Policy loans	49,260	44,257	45,732
Other invested assets	28,155	71,469	40,791
Disposals of property and equipment	13,171	2,721	43,869
Distributions from affiliates and subsidiaries	9,909	15,958	439
Payment for the purchase/origination of
Held-to-maturity securities	(60,639)	(336,902)	(287,694)
Available for sale securities	(161,534)	(744,480)	(572,299)
Investment real estate	(31,234)	(69,145)	(23,959)
Mortgage loans	(1,327,395)	(933,879)	(633,401)
Policy loans	(21,526)	(21,106)	(23,621)
Other invested assets	(65,965)	(37,958)	(43,423)
Additions to property and equipment	(39,856)	(24,352)	(56,651)
Contributions to unconsolidated affiliates	(40,404)	(47,130)	(1,035)
Change in short-term investments	207,546	(42,258)	4,518
Change in investment in subsidiaries	20,044	(20,782)	—
Change in collateral held for derivatives	22,789	(65,160)	22,724
Other, net	17,167	(1,713)	36,302

Net cash provided by (used in) investing activities	(161,084)	(214,281)	262,658

FINANCING ACTIVITIES
Policyholders’ account deposits	1,287,366	1,280,756	941,400
Policyholders’ account withdrawals	(1,229,039)	(1,337,668)	(1,479,004)
Dividends to stockholders	(87,741)	(84,446)	(82,805)

Net cash used in financing activities	(29,414)	(141,358)	(620,409)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,111	(75,780)	36,510
Beginning of the period	160,229	236,009	199,499

End of the period	$191,340	$160,229	$236,009

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

		Future Policy
		Benefits, Policyholders’
		Account Balances,				Benefits,	Amortization
	Deferred	Benefits, Policy and				Claims, Losses	of Deferred
	Policy	Contract Claims			Net	and	Policy	Other
	Acquisition	and Other	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Policyholder Funds	Premiums	Revenue	Income (1)	Expenses	Costs	Expenses (2)	Written
2016
Life	$745,840	$4,937,467	$35,133	$318,953	$227,923	$416,467	$112,712	$199,769	$—
Annuity	394,208	10,821,889	—	248,714	500,726	294,917	71,381	53,054	—
Health	40,620	272,802	43,155	175,589	9,942	131,828	14,973	43,263	—
Property & Casualty	113,775	935,998	745,650	1,253,392	57,091	883,219	262,299	165,509	1,282,876
Corporate & Other	—	—	—	—	64,553	—	—	41,864	—

Total	$1,294,443	$16,968,156	$823,938	$1,996,648	$860,235	$1,726,431	$461,365	$503,459	$1,282,876

2015
Life	$756,023	$4,860,263	$35,810	$305,350	$226,076	$386,785	$77,567	$201,112	$—
Annuity	411,206	10,410,157	—	183,125	459,458	230,221	81,793	54,037	—
Health	44,390	293,325	43,558	196,777	10,135	146,805	23,643	45,047	—
Property & Casualty	113,050	883,328	733,610	1,153,267	55,620	776,562	235,585	156,583	1,187,980
Corporate & Other	—	—	—	—	83,542	—	—	44,598	—

Total	$1,324,669	$16,447,073	$812,978	$1,838,519	$834,831	$1,540,373	$418,588	$501,377	$1,187,980

2014
Life	$711,469	$4,720,075	$35,524	$307,771	$232,389	$351,271	$78,181	$194,927	$—
Annuity	382,441	10,286,205	—	190,357	545,887	234,173	79,135	56,487	—
Health	47,784	316,684	46,137	216,868	11,692	144,799	18,966	43,261	—
Property & Casualty	111,850	883,148	673,390	1,100,975	58,843	745,540	223,658	130,655	1,109,029
Corporate & Other	—	—	—	—	84,047	—	—	60,535	—

Total	$1,253,544	$16,206,112	$755,051	$1,815,971	$932,858	$1,475,783	$399,940	$485,865	$1,109,029

(1)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital & surplus.
(2)	Identifiable expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium ratio within the respective lines.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE INFORMATION

(In thousands)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net
Year Ended December 31, 2016
Life insurance in-force	$95,439,425	$29,980,485	$181,655	$65,640,595	0.3%

Premiums earned
Life and annuity	$669,607	$104,128	$2,188	$567,667	0.4
Accident and health	227,691	235,807	183,705	175,589	104.6
Property and casualty	1,349,297	104,922	9,017	1,253,392	0.7

Total premiums	$2,246,595	$444,857	$194,910	$1,996,648	9.8

Year Ended December 31, 2015
Life insurance in-force	$90,194,532	$29,891,183	$120	$60,303,469	0.0

Premiums earned
Life and annuity	$590,131	$101,636	$(20)	$488,475	0.0
Accident and health	241,140	224,623	180,260	196,777	91.6
Property and casualty	1,238,163	93,024	8,128	1,153,267	0.7

Total premiums	$2,069,434	$419,283	$188,368	$1,838,519	10.2

Year Ended December 31, 2014
Life insurance in-force	$85,570,057	$30,007,131	$6,007	$55,568,933	0.0

Premiums earned
Life and annuity	$594,568	$96,577	$137	$498,128	0.0
Accident and health	271,004	274,368	220,232	216,868	101.6
Property and casualty	1,183,875	89,607	6,707	1,100,975	0.6

Total premiums	$2,049,447	$460,552	$227,076	$1,815,971	12.5%

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at				Balance at
	Beginning of	Charged to		Change in	End of
	Period	Expense	Written off	Estimate	Period
2016
Investment valuation allowances:
Mortgage loans on real estate	$12,895	$1,281	$(1,686)	$—	$12,490

2015
Investment valuation allowances:
Mortgage loans on real estate	$17,860	$220	$(5,185)	$—	$12,895

2014
Investment valuation allowances:
Mortgage loans on real estate	$12,181	$5,679	$—	$—	$17,860

See accompanying Report of Independent Registered Public Accounting Firm.