Form 10-Q
period 2017-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2017-05-08
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Smaller reporting company	☐

Non-accelerated filer	☐	Accelerated filer	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 01, 2017, there were 26,926,305 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,329,302 and $7,496,692)	$7,063,930	$7,251,385
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,730,335 and $5,668,984)	5,900,702	5,803,276
Equity securities, at fair value (Cost $747,779 and $732,433)	1,616,318	1,541,676
Mortgage loans on real estate, net of allowance	4,463,197	4,348,046
Policy loans	383,911	384,376
Investment real estate, net of accumulated depreciation of $265,937 and $259,578	586,316	593,417
Short-term investments	411,949	192,226
Other invested assets	115,474	113,550

Total investments	20,541,797	20,227,952

Cash and cash equivalents	296,233	289,338
Investments in unconsolidated affiliates	505,970	490,476
Accrued investment income	180,305	180,323
Reinsurance recoverables	372,545	401,709
Prepaid reinsurance premiums	62,787	63,026
Premiums due and other receivables	313,187	296,930
Deferred policy acquisition costs	1,298,486	1,294,443
Property and equipment, net	118,241	116,028
Current tax receivable	64,683	61,423
Other assets	146,543	169,962
Separate account assets	949,786	941,612

Total assets	$24,850,563	$24,533,222

LIABILITIES
Future policy benefits
Life	$2,955,637	$2,939,308
Annuity	1,287,122	1,277,220
Accident and health	59,289	60,308
Policyholders’ account balances	11,171,953	11,068,775
Policy and contract claims	1,298,471	1,303,925
Unearned premium reserve	845,464	823,938
Other policyholder funds	321,443	318,620
Liability for retirement benefits	149,130	152,496
Notes payable	139,674	136,080
Deferred tax liabilities, net	413,359	367,487
Other liabilities	521,325	481,958
Separate account liabilities	949,786	941,612

Total liabilities	20,112,653	19,871,727

EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,927,115 and 26,914,516 shares	30,832	30,832
Additional paid-in capital	17,992	16,406
Accumulated other comprehensive income	513,457	455,899
Retained earnings	4,268,578	4,250,818
Treasury stock, at cost	(101,595)	(101,777)

Total American National stockholders’ equity	4,729,264	4,652,178
Noncontrolling interest	8,646	9,317

Total equity	4,737,910	4,661,495

Total liabilities and equity	$24,850,563	$24,533,222

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
PREMIUMS AND OTHER REVENUE
Premiums
Life	$77,474	$75,117
Annuity	29,809	70,208
Accident and health	37,039	42,313
Property and casualty	327,450	303,361
Other policy revenues	63,452	64,347
Net investment income	228,503	196,054
Net realized investment gains	14,008	9,062
Other-than-temporary impairments	(6,783)	(3,476)
Other income	8,845	7,984

Total premiums and other revenues	779,797	764,970

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	99,108	100,771
Annuity	43,662	81,247
Claims incurred
Accident and health	24,528	32,292
Property and casualty	227,530	211,958
Interest credited to policyholders’ account balances	96,008	76,527
Commissions for acquiring and servicing policies	125,491	112,884
Other operating expenses	130,194	130,376
Change in deferred policy acquisition costs	(9,487)	(4,593)

Total benefits, losses and expenses	737,034	741,462

Income before federal income tax and equity in earnings of unconsolidated affiliates	42,763	23,508

Less: Provision (benefit) for federal income taxes
Current	(1,204)	(4,714)
Deferred	14,276	644

Total provision (benefit) for federal income taxes	13,072	(4,070)
Equity in earnings of unconsolidated affiliates	9,500	937

Net income	39,191	28,515
Less: Net loss attributable to noncontrolling interest, net of tax	(649)	(801)

Net income attributable to American National	$39,840	$29,316

Amounts available to American National common stockholders
Earnings per share
Basic	$1.48	$1.09
Diluted	1.48	1.09
Cash dividends to common stockholders	0.82	0.80
Weighted average common shares outstanding	26,899,648	26,909,511
Weighted average common shares outstanding and dilutive potential common shares	26,972,128	26,965,967

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three months ended March 31,
	2017	2016
Net income	$39,191	$28,515

Other comprehensive income, net of tax
Change in net unrealized gains on securities	55,912	51,973
Foreign currency transaction and translation adjustments	112	(12)
Defined benefit pension plan adjustment	1,534	1,879

Other comprehensive income, net of tax	57,558	53,840

Total comprehensive income	96,749	82,355
Less: Comprehensive loss attributable to noncontrolling interest	(649)	(801)

Total comprehensive income attributable to American National	$97,398	$83,156

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)
	Three months ended March 31,
	2017	2016
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	16,406	13,689
Reissuance of treasury shares	1,379	1,841
Amortization of restricted stock	207	210

Balance at end of the period	17,992	15,740

Accumulated Other Comprehensive Income
Balance as of January 1,	455,899	352,620
Other comprehensive income	57,558	53,840

Balance at end of the period	513,457	406,460

Retained Earnings
Balance as of January 1,	4,250,818	4,157,184
Net income attributable to American National	39,840	29,316
Cash dividends to common stockholders	(22,080)	(21,531)

Balance at end of the period	4,268,578	4,164,969

Treasury Stock
Balance as of January 1,	(101,777)	(102,043)
Reissuance of treasury shares	182	262

Balance at end of the period	(101,595)	(101,781)

Noncontrolling Interest
Balance as of January 1,	9,317	10,189
Contributions	224	—
Distributions	(246)	—
Net loss attributable to noncontrolling interest	(649)	(801)

Balance at end of the period	8,646	9,388

Total Equity	$4,737,910	$4,525,608

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2017	2016
		(As Revised)
OPERATING ACTIVITIES
Net income	$39,191	$28,515
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(14,008)	(9,062)
Other-than-temporary impairments	6,783	3,476
Amortization (accretion) of premiums, discounts and loan origination fees	(2,661)	161
Net capitalized interest on policy loans and mortgage loans	(8,368)	(6,820)
Depreciation	14,981	12,752
Interest credited to policyholders’ account balances	96,008	76,527
Charges to policyholders’ account balances	(63,452)	(64,347)
Deferred federal income tax expense	14,276	644
Equity in earnings of unconsolidated affiliates	(9,500)	(937)
Distributions from equity method investments	410	317
Changes in
Policyholder liabilities	39,136	54,761
Deferred policy acquisition costs	(9,487)	(4,593)
Reinsurance recoverables	29,163	27,348
Premiums due and other receivables	(16,257)	(5,108)
Prepaid reinsurance premiums	239	12,082
Accrued investment income	18	6,865
Current tax receivable/payable	(3,260)	(12,777)
Liability for retirement benefits	(3,366)	(5,621)
Other, net	233	16,628

Net cash provided by operating activities	110,079	130,811

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	203,445	116,940
Available-for-sale securities	118,007	120,761
Investment real estate	3,911	—
Mortgage loans	104,007	125,983
Policy loans	12,885	13,610
Other invested assets	14,404	4,592
Disposals of property and equipment	1,408	8,349
Distributions from unconsolidated affiliates	2,639	4,972
Payment for the purchase/origination of
Held-to-maturity securities	(28,356)	(80,091)
Available-for-sale securities	(138,132)	(325,867)
Investment real estate	(7,829)	(9,710)
Mortgage loans	(212,561)	(332,093)
Policy loans	(6,201)	(5,868)
Other invested assets	(7,577)	(5,294)
Additions to property and equipment	(10,588)	(13,442)
Contributions to unconsolidated affiliates	(14,748)	(40,351)
Change in short-term investments	(219,723)	148,306
Change in collateral held for derivatives	14,062	(1,696)
Other, net	15,649	(3,564)

Net cash used in investing activities	(155,298)	(274,463)

FINANCING ACTIVITIES
Policyholders’ account deposits	393,369	435,506
Policyholders’ account withdrawals	(322,746)	(324,504)
Change in notes payable	3,593	7,539
Dividends to stockholders	(22,080)	(21,531)
Payments to noncontrolling interest	(22)	—

Net cash provided by financing activities	52,114	97,010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,895	(46,642)
Beginning of the period	289,338	310,930

End of the period	$296,233	$264,288

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

The interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

Revision to Previously Reported Amounts

Correction of an Immaterial Error. During the fourth quarter of 2016, the Company revised previously reported amounts to include cash held in a bank custody account representing collateral provided to us by third parties for equity-option derivative transactions. For details, see Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error revised the consolidated statements of financial position and statements of cash flows as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017. There was no revision to the consolidated statements of operations, comprehensive income or changes in equity.

The Company has revised prior period amounts in the Consolidated Statements of Cash Flows included herein to reflect the immaterial correction of an error.

Financial statement amounts previously reported were revised as shown below (in thousands):

	As Reported	As Revised	Effect of Change
Three months ended March 31, 2016
Statement of Cash Flow
Change in collateral held for derivatives	—	(1,696)	(1,696)
Other investing activities, net	90	(3,564)	(3,654)
Net cash used in investing activities	(269,113)	(274,463)	(5,350)
Net decrease in cash and cash equivalents	(41,292)	(46,642)	(5,350)
Cash at beginning of period	190,237	310,930	120,693
Cash at end of period	148,945	264,288	115,343

Note 3 – Recently Issued Accounting Pronouncements

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company intends to adopt the standard effective January 1, 2018. Since the majority of our revenue sources are insurance related and accordingly, not in scope of the standard, we do not expect the adoption of the standard to be material to the Company’s results of operations or financial position.

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

In February 2016, the FASB issued guidance that will require significant changes to the statement of financial position of lessees. With certain limited exceptions, lessees will need to recognize virtually all of their leases on the statement of financial position, by recording a right-of-use asset and a lease liability. Lessor accounting is less affected by the standard, but has been updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently quantifying the expected gross up of our balance sheet for a right of use asset and a lease liability as required. Since the majority of our lease activity is as a lessor, we do not expect the adoption of the standard to be material to the Company’s results of operations or financial position.

In June 2016, the FASB issued guidance that will significantly change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do under the current other-than-temporary impairment model. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company must develop appropriate models to measure expected credit losses to begin determining the impact of adopting the standard on our results of operations or financial position.

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs. The guidance requires the service cost component to be reported in the same line item as other compensation costs. All other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The standard is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2017. The Company plans to adopt the standard effective January 1, 2018. Considering the Company’s defined benefit pension plans are frozen, this guidance is not expected to have a material impact to the Company’s results of operations or financial position.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$280,313	$17,040	$(31)	$297,322
Foreign governments	4,046	654	—	4,700
Corporate debt securities	6,556,897	259,433	(24,005)	6,792,325
Residential mortgage-backed securities	219,452	13,245	(1,095)	231,602
Collateralized debt securities	929	50	—	979
Other debt securities	2,293	81	—	2,374

Total bonds held-to-maturity	7,063,930	290,503	(25,131)	7,329,302

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,012	573	(28)	25,557
U.S. states and political subdivisions	923,873	23,846	(4,533)	943,186
Foreign governments	5,000	1,545	—	6,545
Corporate debt securities	4,753,437	165,866	(21,255)	4,898,048
Residential mortgage-backed securities	17,556	3,656	(360)	20,852
Collateralized debt securities	3,515	732	(2)	4,245
Other debt securities	1,942	327	—	2,269

Total bonds available-for-sale	5,730,335	196,545	(26,178)	5,900,702

Equity securities
Common stock	728,445	871,476	(7,294)	1,592,627
Preferred stock	19,334	4,357	—	23,691

Total equity securities	747,779	875,833	(7,294)	1,616,318

Total investments in securities	$13,542,044	$1,362,881	$(58,603)	$14,846,322

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$301,994	$17,190	$(102)	$319,082
Foreign governments	4,057	659	—	4,716
Corporate debt securities	6,711,508	253,191	(38,721)	6,925,978
Residential mortgage-backed securities	229,758	14,112	(1,185)	242,685
Collateralized debt securities	1,290	64	—	1,354
Other debt securities	2,778	99	—	2,877

Total bonds held-to-maturity	7,251,385	285,315	(40,008)	7,496,692

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,062	594	(16)	25,640
U.S. states and political subdivisions	945,431	21,170	(6,378)	960,223
Foreign governments	5,000	1,567	—	6,567
Corporate debt securities	4,666,096	145,716	(31,049)	4,780,763
Residential mortgage-backed securities	18,588	2,267	(342)	20,513
Collateralized debt securities	5,574	821	(3)	6,392
Other debt securities	3,233	—	(55)	3,178

Total bonds available-for-sale	5,668,984	172,135	(37,843)	5,803,276

Equity securities
Common stock	713,099	810,611	(5,195)	1,518,515
Preferred stock	19,334	3,889	(62)	23,161

Total equity securities	732,433	814,500	(5,257)	1,541,676

Total investments in securities	$13,652,802	$1,271,950	$(83,108)	$14,841,644

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2017
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$498,640	$508,925	$260,406	$262,820
Due after one year through five years	3,461,225	3,647,898	1,444,496	1,521,792
Due after five years through ten years	2,934,087	2,995,118	3,451,498	3,539,874
Due after ten years	164,127	172,237	568,935	571,225
Without single maturity date	5,851	5,124	5,000	4,991

Total	$7,063,930	$7,329,302	$5,730,335	$5,900,702

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2017	2016
Proceeds from sales of available-for-sale securities	$27,723	$15,705
Gross realized gains	10,826	5,067
Gross realized losses	6	124

Gains and losses are determined using specific identification of the securities sold. During the three months ended March 31, 2017, bonds with a carrying value of $15,000,000 transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ credit worthiness became evident. A realized loss of $6,000,000 was recorded in 2017 on the bond that was transferred, due to an other-than-temporary impairment. During the three months ended March 31, 2016 there were no bonds transferred from held-to-maturity to available-for-sale.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Three months ended March 31,
	2017	2016
Bonds available-for-sale	$36,075	$119,802
Equity securities	59,296	(2,308)

Change in net unrealized gains on securities during the year	95,371	117,494
Adjustments for
Deferred policy acquisition costs	(5,444)	(31,463)
Participating policyholders’ interest	(4,971)	(6,012)
Deferred federal income tax expense	(29,044)	(28,046)

Change in net unrealized gains on securities, net of tax	$55,912	$51,973

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	March 31, 2017
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(31)	$1,185	$—	$—	$(31)	$1,185
Corporate debt securities	(10,535)	757,780	(13,470)	141,272	(24,005)	899,052
Residential mortgage-backed securities	(483)	22,420	(612)	9,044	(1,095)	31,464

Total bonds held-to-maturity	(11,049)	781,385	(14,082)	150,316	(25,131)	931,701

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(28)	21,462	—	—	(28)	21,462
U.S. states and political subdivisions	(4,531)	181,906	(2)	121	(4,533)	182,027
Corporate debt securities	(12,327)	770,718	(8,928)	102,882	(21,255)	873,600
Residential mortgage-backed securities	(218)	12,404	(142)	3,183	(360)	15,587
Collateralized debt securities	—	161	(2)	133	(2)	294

Total bonds available-for-sale	(17,104)	986,651	(9,074)	106,319	(26,178)	1,092,970

Equity securities
Common stock	(7,294)	51,557	—	—	(7,294)	51,557

Total equity securities	(7,294)	51,557	—	—	(7,294)	51,557

Total	$(35,447)	$1,819,593	$(23,156)	$256,635	$(58,603)	$2,076,228

	December 31, 2016
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(102)	$18,886	$—	$—	$(102)	$18,886
Corporate debt securities	(18,110)	971,361	(20,611)	186,262	(38,721)	1,157,623
Residential mortgage-backed securities	(558)	22,806	(627)	10,248	(1,185)	33,054

Total bonds held-to-maturity	(18,770)	1,013,053	(21,238)	196,510	(40,008)	1,209,563

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(16)	10,640	—	—	(16)	10,640
U.S. states and political subdivisions	(6,376)	282,141	(2)	122	(6,378)	282,263
Corporate debt securities	(19,828)	917,215	(11,221)	126,584	(31,049)	1,043,799
Residential mortgage-backed securities	(204)	12,420	(138)	3,982	(342)	16,402
Collateralized debt securities	—	1	(3)	146	(3)	147
Other Debt Securities	(55)	3,178	—	—	(55)	3,178

Total bonds available-for-sale	(26,479)	1,225,595	(11,364)	130,834	(37,843)	1,356,429

Equity securities
Common stock	(5,195)	53,068	—	—	(5,195)	53,068
Preferred stock	(62)	4,324	—	—	(62)	4,324

Total equity securities	(5,257)	57,392	—	—	(5,257)	57,392

Total	$(50,506)	$2,296,040	$(32,602)	$327,344	$(83,108)	$2,623,384

As of March 31, 2017, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	March 31, 2017			December 31, 2016
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$665,323	$690,687	5.2%	$667,561	$691,296	5.2%
AA	1,359,941	1,410,360	10.7	1,393,137	1,440,667	10.8
A	4,429,266	4,595,314	34.7	4,538,471	4,696,909	35.3
BBB	5,733,653	5,936,130	44.9	5,758,560	5,931,112	44.6
BB and below	606,082	597,513	4.5	562,640	539,984	4.1

Total	$12,794,265	$13,230,004	100.0%	$12,920,369	$13,299,968	100.0%

Equity securities by market sector distribution are shown below:

	March 31, 2017	December 31, 2016
Consumer goods	20.7%	20.4%
Energy and utilities	10.1	11.1
Finance	21.5	22.1
Healthcare	12.9	12.7
Industrials	8.9	9.0
Information technology	18.3	17.1
Other	7.6	7.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	March 31, 2017	December 31, 2016
East North Central	16.0%	16.2%
East South Central	4.1	3.7
Mountain	10.6	10.6
Pacific	18.8	17.6
South Atlantic	14.5	15.1
West South Central	29.4	31.0
Other	6.6	5.8

Total	100.0%	100.0%

For the three months ended March 31, 2017, American National did not foreclose on any loans, and two loans with a total recorded investment of $4,225,000, were in the process of foreclosure. For the year ended December 31, 2016, American National did not foreclose on any loans, and one loan with a recorded investment of $1,940,000, was in the process of foreclosure. American National sold no loans during the three months ended March 31, 2017 and no loans during the year ended December 31, 2016.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days	Total	Current	Total
March 31, 2017						Amount	Percent
Industrial	$16,671	$—	$—	$16,671	$765,356	$782,027	17.5
Office	—	—	6,059	6,059	1,566,237	1,572,296	35.1
Retail	—	—	—	—	687,173	687,173	15.3
Other	49,000	—	—	49,000	1,386,817	1,435,817	32.1

Total	$65,671	$—	$6,059	$71,730	$4,405,583	$4,477,313	100.0

Allowance for loan losses						(14,116)

Total, net of allowance						$4,463,197

December 31, 2016
Industrial	$—	$2,300	$—	$2,300	$744,472	$746,772	17.1
Office	—	—	6,059	6,059	1,541,880	1,547,939	35.5
Retail	—	—	—	—	736,121	736,121	16.9
Other	20,179	9,280	—	29,459	1,300,245	1,329,704	30.5

Total	$20,179	$11,580	$6,059	$37,818	$4,322,718	$4,360,536	100.0

Allowance for loan losses						(12,490)

Total, net of allowance						$4,348,046

Total mortgage loans are net of unamortized discounts of $177,000 and $233,000 and unamortized origination fees of $32,133,000 and $33,019,000 at March 31, 2017 and December 31, 2016, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance, 2017	430	$4,358,596	$11,488	2	$1,940	$1,002	432	$4,360,536	$12,490
Change in allowance	—	—	302	—	—	1,324	—	—	1,626
Change in recorded investment	(1)	100,376	—	1	2,285	—	—	102,661	—

Ending balance at March 31, 2017	429	$4,458,972	$11,790	3	$4,225	$2,326	432	$4,463,197	$14,116

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Three months ended March 31,
	2017			2016
	Number of loans	Recorded investment pre- modification	Recorded investment post modification	Number of loans	Recorded investment pre- modification	Recorded investment post modification
Other	5	$24,801	$24,801	—	—	—

Total	5	$24,801	$24,801	—	$—	$—

There are $8,000,000 of commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows:

	March 31, 2017	December 31, 2016
Industrial	9.1%	9.2%
Office	38.3	37.8
Retail	37.0	37.2
Other	15.6	15.8

Total	100.0%	100.0%

	March 31, 2017	December 31, 2016
East North Central	8.8%	8.8%
East South Central	3.4	3.4
Mountain	12.0	12.0
Pacific	6.6	6.1
South Atlantic	13.2	13.0
West South Central	52.0	52.2
Other	4.0	4.5

Total	100.0%	100.0%

Note 6 – Real Estate and Other Investments – (Continued)

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2017 or 2016.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	March 31, 2017	December 31, 2016
Investment real estate	$157,389	$173,816
Short-term investments	1,001	1
Cash and cash equivalents	4,182	6,099
Other receivables	6,504	6,456
Other assets	13,337	8,820

Total assets of consolidated VIEs	$182,413	$195,192

Notes payable	$139,674	$136,080
Other liabilities	8,395	10,037

Total liabilities of consolidated VIEs	$148,069	$146,117

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $31,263,000 and $31,795,000 at March 31, 2017 and December 31, 2016, respectively. The total of notes payable, $139,674,000, is long-term and consists of four notes with the following interest rates: one note at 4.0%, one note at LIBOR, one note at 90-Day LIBOR plus LIBOR margin, and one note at Prime Rate. Two notes mature in 2018, one note matures in 2021, and one note matures in 2022.

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$336,400	$336,400	$323,933	$323,933
Mortgage loans	527,686	527,686	481,799	481,799
Accrued investment income	1,792	1,792	1,919	1,919

As of March 31, 2017, one real estate investment with a carrying value of $16,229,000 was classified as held for sale.

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

		March 31, 2017			December 31, 2016
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	440	$1,463,500	$174,258	442	$1,414,100	$156,479
Equity-indexed embedded derivative	Policyholders’ account balances	64,891	1,365,000	346,634	62,481	1,289,800	314,330

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Three months ended March 31,
		2017	2016
Equity-indexed options	Net investment income	$23,133	$(3,639)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(25,127)	2,552

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

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		March 31, 2017
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess and Restricted Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$37,302	$37,103	$37,103	$—	$199
Citigroup	Baa1/BBB+	2,337	—	—	—	2,337
Goldman-Sachs	A3/BBB+	1,535	1,400	1,400	—	135
ING	Baa1/A-	32,433	28,620	28,620	—	3,813
JP Morgan	A3/A-	174	—	—	—	174
Morgan Stanley	A3/BBB+	17,861	18,020	17,861	159	—
NATIXIS*	A2/A	27,721	27,460	—	27,460	27,721
SunTrust	Baa1/BBB+	23,313	23,190	23,122	68	191
Wells Fargo	A2/A	31,582	31,440	31,404	36	178

	Total	$174,258	$167,233	$139,510	$27,723	$34,748

		December 31, 2016
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess and Restricted Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$33,839	$35,063	$33,839	$1,224	$—
Citigroup	Baa1/BBB+	2,249	—	—	—	2,249
Goldman-Sachs	A3/BBB+	1,452	1,400	1,400	—	52
ING	Baa1/A-	29,609	26,430	26,430	—	3,179
JP Morgan	A3/A-	163	—	—	—	163
Morgan Stanley	A3/BBB+	17,864	17,680	17,680	—	184
NATIXIS*	A2/A	24,804	26,620	—	26,620	24,804
SunTrust	Baa1/BBB+	19,559	19,960	19,559	401	—
Wells Fargo	A2/A	26,940	26,540	26,540	—	400

	Total	$156,479	$153,693	$125,448	$28,245	$31,031

*	Collateral Restrictions

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended March 31,
	2017	2016
Bonds	$134,350	$140,193
Equity securities	8,732	9,279
Mortgage loans	57,704	48,002
Real estate	(1,195)	(1,874)
Options	23,133	(3,639)
Other invested assets	5,779	4,093

Total	$228,503	$196,054

Realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2017	2016
Bonds	$3,504	$2,739
Equity securities	11,360	4,865
Mortgage loans	(1,626)	1,492
Real estate	788	—
Other invested assets	(18)	(34)

Total	$14,008	$9,062

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended March 31,
	2017	2016
Bonds	$(6,000)	$—
Equity securities	(783)	$(3,476)

Total	$(6,783)	$(3,476)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,063,930	$7,329,302	$7,251,385	$7,496,692
Fixed maturity securities, bonds available-for-sale	5,900,702	5,900,702	5,803,276	5,803,276
Equity securities	1,616,318	1,616,318	1,541,676	1,541,676
Equity-indexed options	174,258	174,258	156,479	156,479
Mortgage loans on real estate, net of allowance	4,463,197	4,529,216	4,348,046	4,435,530
Policy loans	383,911	383,911	384,376	384,376
Short-term investments	411,949	411,949	192,226	192,226
Separate account assets	949,786	949,786	941,612	941,612

Total financial assets	$20,964,051	$21,295,442	$20,619,076	$20,951,867

Financial liabilities
Investment contracts	$8,800,231	$8,800,231	$8,785,412	$8,785,412
Embedded derivative liability for equity-indexed contracts	346,634	346,634	314,330	314,330
Notes payable	139,674	139,674	136,080	136,080
Separate account liabilities	949,786	949,786	941,612	941,612

Total financial liabilities	$10,236,325	$10,236,325	$10,177,434	$10,177,434

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The significant unobservable input used to calculate the fair value of the embedded derivatives is equity option implied volatility. An increase in implied volatility will result in an increase in the value of the equity-indexed embedded derivatives, all other things being equal. At March 31, 2017 and December 31, 2016, the one year implied volatility used to estimate embedded derivative value was 13.9% and 16.5%, respectively.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2017
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$297,322	$—	$297,322	$—
Foreign governments	4,700	—	4,700	—
Corporate debt securities	6,792,325	—	6,760,638	31,687
Residential mortgage-backed securities	231,602	—	230,719	883
Collateralized debt securities	979	—	—	979
Other debt securities	2,374	—	—	2,374

Total bonds held-to-maturity	7,329,302	—	7,293,379	35,923

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,557	—	25,557	—
U.S. states and political subdivisions	943,186	—	940,721	2,465
Foreign governments	6,545	—	6,545	—
Corporate debt securities	4,898,048	—	4,887,184	10,864
Residential mortgage-backed securities	20,852	—	16,852	4,000
Collateralized debt securities	4,245	—	4,245	—
Other debt securities	2,269	—	2,269	—

Total bonds available-for-sale	5,900,702	—	5,883,373	17,329

Equity securities
Common stock	1,592,627	1,592,610	17	—
Preferred stock	23,691	23,691	—	—

Total equity securities	1,616,318	1,616,301	17	—

Options	174,258	—	—	174,258
Mortgage loans on real estate	4,529,216	—	4,529,216	—
Policy loans	383,911	—	—	383,911
Short-term investments	411,949	—	411,949	—
Separate account assets	949,786	—	949,786	—

Total financial assets	$21,295,442	$1,616,301	$19,067,720	$611,421

Financial liabilities
Investment contracts	$8,800,231	$—	$—	$8,800,231
Embedded derivative liability for equity-indexed contracts	346,634	—	—	346,634
Notes payable	139,674	—	—	139,674
Separate account liabilities	949,786	—	949,786	—

Total financial liabilities	$10,236,325	$—	$949,786	$9,286,539

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$319,082	$—	$319,082	$—
Foreign governments	4,716	—	4,716	—
Corporate debt securities	6,925,978	—	6,875,015	50,963
Residential mortgage-backed securities	242,685	—	241,779	906
Collateralized debt securities	1,354	—	—	1,354
Other debt securities	2,877	—	—	2,877

Total bonds held-to-maturity	7,496,692	—	7,440,592	56,100

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,640	—	25,640	—
U.S. states and political subdivisions	960,223	—	957,748	2,475
Foreign governments	6,567	—	6,567	—
Corporate debt securities	4,780,763	—	4,773,516	7,247
Residential mortgage-backed securities	20,513	—	17,909	2,604
Collateralized debt securities	6,392	—	4,454	1,938
Other debt securities	3,178	—	3,178	—

Total bonds available-for-sale	5,803,276	—	5,789,012	14,264

Equity securities
Common stock	1,518,515	1,518,515	—	—
Preferred stock	23,161	23,161	—	—

Total equity securities	1,541,676	1,541,676	—	—

Options	156,479	—	—	156,479
Mortgage loans on real estate	4,435,530	—	4,435,530	—
Policy loans	384,376	—	—	384,376
Short-term investments	192,226	—	192,226	—
Separate account assets	941,612	—	941,612	—

Total financial assets	$20,951,867	$1,541,676	$18,798,972	$611,219

Financial liabilities
Investment contracts	$8,785,412	$—	$—	$8,785,412
Embedded derivative liability for equity-indexed contracts	314,330	—	—	314,330
Notes payable	136,080	—	—	136,080
Separate account liabilities	941,612	—	941,612	—

Total financial liabilities	$10,177,434	$—	$941,612	$9,235,822

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended March 31,
	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance, 2017	$14,264	$156,479	$314,330

Total realized and unrealized investment losses included in other comprehensive income	(4,467)	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain for derivatives included in net investment income	—	23,058	—
Net change included in interest credited	—	—	25,127
Purchases, sales and settlements or maturities
Purchases	—	7,552	—
Sales	(1,957)	—	—
Settlements or maturities	(3,010)	(12,831)	—
Premiums less benefits	—	—	7,177
Carry value transfers in	15,000	—	—
Gross transfers into Level 3	382	—	—
Gross transfers out of Level 3	(2,883)	—	—

Ending balance at March 31, 2017	$17,329	$174,258	$346,634

Beginning balance, 2016	$20,130	$123,007	$242,412

Total realized and unrealized investment gains included in other comprehensive income	159	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net loss for derivatives included in net investment income	—	(3,639)	—
Net change included in interest credited	—	—	(2,552)
Purchases, sales and settlements or maturities
Purchases	—	5,293	—
Sales	—	—	—
Settlements or maturities	(13)	(900)	—
Premiums less benefits	—	—	18,407
Gross transfers into Level 3	1,413	—	—
Gross transfers out of Level 3	—	—	—

Ending balance at March 31, 2016	$21,689	$123,761	$258,267

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $17,028,000, and $5,401,000 relating to assets still held at March 31, 2017, and 2016, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies. The transfers into Level 3 during the three months ended March 31, 2017 and 2016 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period and unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as anything other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of March 31, 2017. The transfers out of Level 3 during the three months ended March 31, 2017 were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Beginning balance, 2017	$745,840	$394,208	$40,620	$113,775	$1,294,443

Additions	29,046	17,846	2,871	70,064	119,827
Amortization	(21,189)	(15,215)	(4,203)	(69,733)	(110,340)
Effect of change in unrealized gains on available-for-sale securities	(3,137)	(2,307)	—	—	(5,444)

Net change	4,720	324	(1,332)	331	4,043

Ending balance at March 31, 2017	$750,560	$394,532	$39,288	$114,106	$1,298,486

Commissions comprise the majority of the additions to deferred policy acquisition costs.

Note 11 – Liability for Unpaid Claims and Claim Adjustment Expenses

The liability for unpaid claims and claim adjustment expenses (“claims”) for accident and health, and property and casualty insurance is included in “Policy and contract claims” in the consolidated statements of financial position and is the amount estimated for incurred but not reported (“IBNR”) claims and claims that have been reported but not settled. Liability for unpaid claims are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, less anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. There have been no significant changes in methodologies or assumptions used to calculate the liability for unpaid claims and claim adjustment expenses.

Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2017	2016
Unpaid claims balance, beginning	$1,140,723	$1,104,302
Less reinsurance recoverables	216,903	217,337

Net beginning balance	923,820	886,965

Incurred related to
Current	282,862	252,781
Prior years	(29,054)	(7,806)

Total incurred claims	253,808	244,975

Paid claims related to
Current	107,669	101,995
Prior years	127,397	129,200

Total paid claims	235,066	231,195

Net balance	942,562	900,745
Plus reinsurance recoverables	195,836	202,386

Unpaid claims balance, ending	$1,138,398	$1,103,131

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $29,054,000 during the first three months of 2017 and decreased by approximately $7,806,000 during the first three months of 2016. This was a reflection of lower-than-anticipated losses in the personal auto, business owner and commercial package policy lines of business in 2017.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at March 31, 2017 was $20,833,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2017		2016
	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$18,292	35.0%	$8,556	35.0%
Tax-exempt investment income	(1,832)	(3.5)	(1,972)	(8.1)
Deferred tax change	(767)	(1.5)	(10,167)	(41.6)
Dividend exclusion	(1,842)	(3.5)	(2,347)	(9.6)
Miscellaneous tax credits, net	(2,257)	(4.3)	(2,251)	(9.2)
Low income housing tax credit expense	1,253	2.4	1,294	5.3
Other items, net	181	0.3	257	1.0

Provision for federal income tax before interest expense	13,028	24.9	(6,630)	(27.2)
Interest expense	44	0.1	2,560	10.5

Total	$13,072	25.0%	$(4,070)	(16.7)%

American National made no income tax payments during the three months ended March 31, 2017, and made $5,952,000 in income tax payments for the same period in 2016.

Management believes that sufficient taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of March 31, 2017 and 2016. There are no ordinary loss tax carryforwards that will expire by December 31, 2017.

American National’s federal income tax returns for years 2013 to 2016 and years 2005 to 2009 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established; however, management accrued an additional $44,000 in interest, net of tax, during 2017 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance, 2017	$547,138	$(88,603)	$(2,636)	$455,899
Amounts reclassified from AOCI (net of tax benefit $1,547 and expense $826)	(2,873)	1,534	—	(1,339)
Unrealized holding gains arising during the period (net of tax expense $34,927)	64,864	—	—	64,864
Unrealized adjustment to DAC (net of tax benefit $2,596)	(2,848)	—	—	(2,848)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,740)	(3,231)	—	—	(3,231)
Foreign currency adjustment (net of tax expense $60)	—	—	112	112

Ending balance at March 31, 2017	$603,050	$(87,069)	$(2,524)	$513,457

Beginning balance, 2016	$453,434	$(97,889)	$(2,925)	$352,620
Amounts reclassified from AOCI (net of tax benefit $1,107 and expense $1,012)	(2,057)	1,879	—	(178)
Unrealized holding gains arising during the period (net of tax expense $42,230)	78,429	—	—	78,429
Unrealized adjustment to DAC (net of tax benefit $10,972)	(20,491)	—	—	(20,491)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,104)	(3,908)	—	—	(3,908)
Foreign currency adjustment (net of tax benefit $6)	—	—	(12)	(12)

Ending balance at March 31, 2016	$505,407	$(96,010)	$(2,937)	$406,460

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31, 2017	December 31, 2016
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,905,334)	(3,917,933)

Outstanding shares	26,927,115	26,914,516
Restricted shares	(76,000)	(76,000)

Unrestricted outstanding shares	26,851,115	26,838,516

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	6,153	$113.36	76,000	$110.73	100,445	$105.97
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(53,796)	107.51
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding at March 31, 2017	6,153	$113.36	76,000	$110.73	46,649	$104.20

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.69	2.88	1.46
Exercisable shares	6,153	N/A	N/A
Weighted-average exercise price	$113.36	$110.73	$104.20
Weighted-average exercise price exercisable shares	113.36	N/A	N/A
Compensation expense (credit)
Three months ended March 31, 2017	$(35,000)	$207,000	$130,000
Three months ended March 31, 2016	33,000	210,000	4,102,000
Fair value of liability award
March 31, 2017	$44,000	N/A	$16,914,000
December 31, 2016	213,000	N/A	23,634,000

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

RSU awards allow the recipient of the awards to settle the vested RSUs in either shares of American National’s common stock or cash. RSUs granted vest after a one-year or three-year graded vesting requirement or over a shorter period as a result of death, disability or retirement after age 65.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares.

	Three months ended March 31,
	2017	2016
Weighted average shares outstanding	26,899,648	26,909,511
Incremental shares from RS awards and RSUs	72,480	56,456

Total shares for diluted calculations	26,972,128	26,965,967

Net income attributable to American National (in thousands)	$39,840	$29,316
Basic earnings per share	$1.48	$1.09
Diluted earnings per share	1.48	1.09

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2017 and December 31, 2016, American National Insurance Company’s statutory capital and surplus was $3,013,270,000 and $2,985,909,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2017 and December 31, 2016, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $66,089,000 and $67,115,000 at March 31, 2017 and March 31, 2016, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31, 2017	December 31, 2016
Statutory capital and surplus
Life insurance entities	$1,938,251	$1,921,171
Property and casualty insurance entities	1,084,896	1,074,525

	Three months ended March 31,
	2017	2016
Statutory net income
Life insurance entities	$2,467	$3,927
Property and casualty insurance entities	6,811	4,548

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by insurance law. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted to pay total dividends of $298,591,000 during 2017, without prior approval of the Texas Department of Insurance. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company that is owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at March 31, 2017 and December 31, 2016.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $1,896,000 and $2,567,000 at March 31, 2017 and December 31, 2016, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 to American National’s 2016 annual report on Form 10-K. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Three months ended March 31,
	2017	2016
Life	$7,487	$(3,481)
Annuity	23,753	17,971
Health	2,057	(634)
Property and Casualty	2,423	6,990
Corporate and Other	7,043	2,662

Total	$42,763	$23,508

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at March 31, 2017, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $988,951,000 of which $715,013,000 is expected to be funded in 2017 with the remainder funded in 2018 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2017 and December 31, 2016, the outstanding letters of credit were $9,548,000 and $9,473,000, respectively, and there were no borrowings on this facility. This facility expires on October 30, 2017. American National expects it will be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2017, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $210,985,000.

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

One-Time Pension Payout Window

The one-time window offering to terminated, vested participants of our qualified defined benefit pension plans allowing participants to take a lump sum or annuity payout of their pension benefit, closed in March 2017. Payments to participants that elected to take a lump sum payout were made from pension plan assets in April, 2017. A portion of the pension actuarial loss included in Accumulated Other Comprehensive Income will be recognized as pension costs in proportion to the reduction of the pension plans’ total benefit obligations. The after-tax expense expected to be recognized in the second quarter is estimated as $5,000,000.

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Three months ended March 31,		March 31, 2017	December 31, 2016
Related Party	Financial Statement Line Impacted	2017	2016
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$373	$347	$3,383	$3,756
Gal-Tex Hotel Corporation	Net investment income	66	92	20	23
Greer, Herz & Adams, LLP	Other operating expenses	2,527	2,550	(401)	(283)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to a subsidiary of Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments.

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2017 and 2016 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017, and they include among others:

•	Economic & Investment Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

•	fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;

•	lack of liquidity for certain of our investments;

•	risk of investment losses and defaults;

•	Operational Risk Factors

•	differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for product pricing, establishing liabilities and reserves or for other purposes;

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	the material weakness in our internal controls over financial reporting, as discussed in Item 4 below;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplement healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	significant changes in government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions; and

•	control of our company by a small number of stockholders.

Revision to Previously Reported Amounts

Correction of an Immaterial Error. During the fourth quarter of 2016, the Company revised previously reported amounts to include cash held in a bank custody account representing collateral provided to us by third parties for equity-option derivative transactions. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error revised the consolidated statements of financial position and statements of cash flows as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017. Detail regarding the revision amounts is included in Part I, Item 1, Note 2 - Summary of Significant Accounting Policies and Practices, of the Notes to the Unaudited Consolidated Financial Statements.

Overview

Chartered in 1905, we are a diversified insurance and financial services company offering a broad spectrum of insurance products in all 50 states, the District of Columbia and Puerto Rico. Our headquarters are in Galveston, Texas.

General Trends

American National had no material changes to the general trends, as discussed in the MD&A included in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017. There have been no material changes in accounting policies since December 31, 2016.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2017	2016	Change
Premiums and other revenues
Premiums	$471,772	$490,999	$(19,227)
Other policy revenues	63,452	64,347	(895)
Net investment income	228,503	196,054	32,449
Realized investments gains (losses), net	7,225	5,586	1,639
Other income	8,845	7,984	861

Total premiums and other revenues	779,797	764,970	14,827

Benefits, losses and expenses
Policyholder benefits	142,770	182,018	(39,248)
Claims incurred	252,058	244,250	7,808
Interest credited to policyholders’ account balances	96,008	76,527	19,481
Commissions for acquiring and servicing policies	125,491	112,884	12,607
Other operating expenses	130,194	130,376	(182)
Change in deferred policy acquisition costs (1)	(9,487)	(4,593)	(4,894)

Total benefits and expenses	737,034	741,462	(4,428)

Income before other items and federal income taxes	$42,763	$23,508	$19,255

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was amortized and represents an increase to expenses in the period indicated.

Consolidated earnings increased during the three months ended March 31, 2017 compared to 2016 primarily due to an increase in life earnings with a higher return on invested assets and an increase in annuity earnings.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2017	2016	Change
Premiums and other revenues
Premiums	$77,474	$75,117	$2,357
Other policy revenues	59,909	61,608	(1,699)
Net investment income	62,209	54,184	8,025
Other income	616	593	23

Total premiums and other revenues	200,208	191,502	8,706

Benefits, losses and expenses
Policyholder benefits	99,108	100,771	(1,663)
Interest credited to policyholders’ account balances	15,405	16,085	(680)
Commissions for acquiring and servicing policies	34,810	29,794	5,016
Other operating expenses	51,255	51,379	(124)
Change in deferred policy acquisition costs (1)	(7,857)	(3,046)	(4,811)

Total benefits and expenses	192,721	194,983	(2,262)

Income before other items and federal income taxes	$7,487	$(3,481)	$10,968

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three months ended March 31, 2017 compared to 2016 primarily due to a higher return on invested assets. In addition, an expense was incurred in 2016 relating to certain policies that lapsed with insufficient value to cover their outstanding policy loan balances.

Premiums and other revenues

Premiums increased during the three months ended March 31, 2017 compared to 2016 primarily due to continued growth in renewal premium on our traditional life products. Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended March 31,
	2017	2016	Change
Traditional Life	$14,265	$13,539	$726
Universal Life	5,325	4,158	1,167
Indexed UL	5,909	5,078	831

Total Recurring	$25,499	$22,775	$2,724

Single and excess	$601	$423	$178
Credit life	1,009	880	129

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

Life insurance sales increased for all major lines during the three months ended March 31, 2017 compared to 2016.

Benefits, losses and expenses

Policyholder benefits decreased during the three months ended March 31, 2017 compared to 2016 primarily due to an expense incurred in 2016 relating to certain policies that lapsed with insufficient value to cover their outstanding policy loan balances.

Commissions increased during the three months ended March 31, 2017 compared to 2016 commensurate with the increase in sales.

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2017	2016	Change
Acquisition cost capitalized	$29,046	$25,217	$3,829
Amortization of DAC	(21,189)	(22,171)	982

Change in DAC	$7,857	$3,046	$4,811

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	March 31, 2017	December 31, 2016	Change
Life insurance in-force
Traditional life	$68,728,895	$67,649,433	$1,079,462
Interest-sensitive life	28,288,115	27,971,646	316,469

Total life insurance in-force	$97,017,010	$95,621,079	$1,395,931

The following table summarizes changes in the Life segment’s number of policies in-force:

	March 31, 2017	December 31, 2016	Change
Number of policies in-force
Traditional life	1,830,555	1,841,359	(10,804)
Interest-sensitive life	225,400	222,845	2,555

Total number of policies	2,055,955	2,064,204	(8,249)

Total life insurance in-force increased during the three months ended March 31, 2017 compared to December 31, 2016, while the total number of policies decreased for the same periods, reflecting the transition to policies with higher face amounts.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2017	2016	Change
Premiums and other revenues
Premiums	$29,809	$70,208	$(40,399)
Other policy revenues	3,543	2,739	804
Net investment income	139,677	116,896	22,781
Other income	665	960	(295)

Total premiums and other revenues	173,694	190,803	(17,109)

Benefits, losses and expenses
Policyholder benefits	43,662	81,247	(37,585)
Interest credited to policyholders’ account balances	80,603	60,442	20,161
Commissions for acquiring and servicing policies	17,284	21,908	(4,624)
Other operating expenses	11,023	13,158	(2,135)
Change in deferred policy acquisition costs (1)	(2,631)	(3,923)	1,292

Total benefits and expenses	149,941	172,832	(22,891)

Income before other items and federal income taxes	$23,753	$17,971	$5,782

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three months ended March 31, 2017 compared to 2016 primarily due to increased assets, as measured by account value and reserves, leading to an increase in margins earned on net investment income. Additionally, lower than expected surrenders in 2017 led to less DAC amortization expense.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2017	2016	Change
Fixed deferred annuity	$147,202	$184,156	$(36,954)
Single premium immediate annuity	36,177	78,612	(42,435)
Equity-indexed deferred annuity	132,901	141,979	(9,078)
Variable deferred annuity	20,306	19,889	417

Total premium and deposits	336,586	424,636	(88,050)
Less: Policy deposits	306,777	354,428	(47,651)

Total earned premiums	$29,809	$70,208	$(40,399)

Annuity premiums were down in the first quarter 2017 compared to 2016 primarily in the fixed deferred annuity and SPIA products. These reductions are attributed to the competitiveness of our interest crediting rates, primarily in the early part of the first quarter 2017. Sales strengthened during the first quarter led by the fixed deferred annuity product.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2017	2016
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,118,350	$8,880,448
Net inflows	212,995	253,769
Surrenders	(199,701)	(202,981)
Fees	(1,882)	(1,506)
Interest credited	79,001	57,558

Account value, end of period	9,208,763	8,987,288

Single premium immediate annuity
Reserve, beginning of period	1,566,440	1,398,481
Net inflows	(8,110)	38,768
Interest and mortality	15,136	14,031

Reserve, end of period	1,573,466	1,451,280

Variable deferred annuity
Account value, beginning of period	392,345	417,821
Net inflows	17,004	19,070
Surrenders	(40,037)	(24,499)
Fees	(1,155)	(1,167)
Change in market value and other	20,454	(3,468)

Account value, end of period	388,611	407,757

Total account value, end of period	$11,170,840	$10,846,325

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. The decrease in the level of benefits for the three months ended March 31, 2017 was commensurate with decreases in SPIA premium relative to prior year.

Commissions decreased during the three months ended March 31, 2017 compared to 2016 driven by the decrease in annuity sales.

Other operating expenses decreased during three months ended March 31, 2017 compared to 2016 as annuity volume decreased.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2017	2016	Change
Acquisition cost capitalized	$17,846	$20,946	$(3,100)
Amortization of DAC	(15,215)	(17,023)	1,808

Change in DAC	$2,631	$3,923	$(1,292)

The change in DAC decreased during the three months ended March 31, 2017 compared to 2016 due to a decrease in capitalization which is primarily driven by the decrease in commissions.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the three months ended March 31, 2017 and 2016 were 30.8% and 34.7% respectively. The favorable decrease in the 2017 ratio is due to lower than expected surrenders in 2017.

Options and Derivatives

Net investment income without equity-indexed options or “option return” remained relatively flat for the three months ended March 31, 2017 compared to 2016.

The S&P 500 Index increased by approximately 5.5% and 0.8% in the three months ended March 31, 2017 and 2016, respectively. This change in index performance led to an increase in the option return of $23.2 million during the three months ended March 31, 2017 compared to 2016, offset by a $24.7 million increase in the related equity-indexed embedded derivative for a net decrease in earnings of $1.5 million.

The following table summarizes the incremental impact of the investment performance of “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended March 31,
	2017	2016	Change
Net investment income
Without option return	$119,501	$119,953	$(452)
Option return	20,176	(3,057)	23,233
Interest credited to policy account balances
Without embedded derivatives	58,210	62,751	(4,541)
Equity-indexed annuity embedded derivatives	22,393	(2,309)	24,702

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2017	2016	Change
Premiums and other revenues
Premiums	$37,039	$42,313	$(5,274)
Net investment income	2,507	2,449	58
Other income	4,346	4,179	167

Total premiums and other revenues	43,892	48,941	(5,049)

Benefits, losses and expenses
Claims incurred	24,528	32,292	(7,764)
Commissions for acquiring and servicing policies	5,890	4,878	1,012
Other operating expenses	10,085	10,832	(747)
Change in deferred policy acquisition costs (1)	1,332	1,573	(241)

Total benefits and expenses	41,835	49,575	(7,740)

Income before other items and federal income taxes	$2,057	$(634)	$2,691

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Premiums decreased and earnings increased during the three months ended March 31, 2017 compared to 2016, primarily due to the absence of group major medical plans with losses that were not renewed effective January 1, 2017.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2017		2016
Medicare Supplement	$16,451	44.4%	$17,640	41.7%
Credit accident and health	4,768	12.9	2,791	6.6
MGU	4,513	12.2	3,419	8.1
Supplemental insurance	6,219	16.8	5,257	12.4
Medical expense	3,213	8.7	3,700	8.7
Group health	623	1.7	8,231	19.5
All other	1,252	3.3	1,275	3.0

Total	$37,039	100.0%	$42,313	100.0%

Earned premiums decreased during the three months ended March 31, 2017 compared to 2016 primarily due to the non-renewal of a group health plan included in 2016 health results. Credit accident and health increased primarily due to the onboarding of new producers writing new credit business. Supplement Insurance increased due to increased sales in group worksite health benefit programs.

Our in-force certificates or policies as of the dates indicated are as follows:

	Three months ended March 31,
	2017		2016
Medicare Supplement	33,690	7.0%	34,365	6.5%
Credit accident and health	189,038	39.5	196,104	37.2
MGU	157,582	32.8	179,406	34.1
Supplemental insurance	49,937	10.4	61,097	11.6
Medical expense	2,126	0.4	2,477	0.5
Group health	14,915	3.1	16,756	3.2
All other	32,812	6.8	36,408	6.9

Total	480,100	100.0%	526,613	100.0%

Total in-force policies decreased during the three months ended March 31, 2017 compared to 2016, primarily due to the decrease in the MGU line, Supplemental Insurance, and continued shrinkage of the closed Medical Expense and All Other blocks. Although Supplemental Insurance sales began to increase, policy counts decreased due to termination of a large accidental death and dismemberment group coverage with low coverage amounts.

Benefits, losses and expenses

Claims incurred decreased during the three months ended March 31, 2017 compared to 2016 due to the non-renewal of a group health plan included in 2016 health results.

Commissions increased slightly during the three months ended March 31, 2017 compared to 2016 primarily due to increased sales in Credit accident and health and Supplemental Insurance.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2017	2016	Change
Acquisition cost capitalized	$2,871	$3,980	$(1,109)
Amortization of DAC	(4,203)	(5,553)	1,350

Change in DAC	$(1,332)	$(1,573)	$241

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2017	2016	Change
Premiums and other revenues
Net premiums written	$350,112	$313,345	$36,767

Net premiums earned	$327,450	$303,361	$24,089
Net investment income	14,040	14,912	(872)
Other income	1,938	990	948

Total premiums and other revenues	343,428	319,263	24,165

Benefits, losses and expenses
Claims incurred	227,530	211,958	15,572
Commissions for acquiring and servicing policies	67,508	56,306	11,202
Other operating expenses	46,298	43,206	3,092
Change in deferred policy acquisition costs (1)	(331)	803	(1,134)

Total benefits and expenses	341,005	312,273	28,732

Income before other items and federal income taxes	$2,423	$6,990	$(4,567)

Loss ratio	69.5%	69.9%	(0.4)
Underwriting expense ratio	34.7	33.1	1.6

Combined ratio	104.2%	103.0%	1.2

Impact of catastrophe events on combined ratio	8.2	7.4	0.8

Combined ratio without impact of catastrophe events	96.0%	95.6%	0.4

Gross catastrophe losses	$26,772	$22,327	$4,445
Net catastrophe losses	26,775	22,143	4,632

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results decreased during the three months ended March 31, 2017 compared to 2016 primarily due to increased catastrophe losses impacting the homeowners and agribusiness lines.

Premiums and other revenues

Net premiums written and earned increased during three months ended March 31, 2017 compared to 2016 for all major lines of business. The largest increases were in the personal automobile and other commercial lines of business.

Benefits, losses and expenses

Claims incurred increased during the three months ended March 31, 2017 compared to 2016, as a result of increases in catastrophe losses as well as non-catastrophe property losses.

Commissions for acquiring and servicing policies increased during the three months ended March 31, 2017 compared to 2016, primarily as result of the premium growth as well as the mix of products.

Operating expenses increased during the three months ended March 31, 2017 compared to 2016, as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 53.9% of net premiums written; (ii) Commercial products, which focus primarily on agricultural and other markets, representing 33.8% of net premiums written; and (iii) Credit-related property insurance products, which are marketed to and through financial institutions and retailers, representing 12.3% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2017	2016	Change
Net premiums written
Automobile	$122,865	$110,043	$12,822
Homeowner	54,456	49,879	4,577
Other Personal	11,465	10,944	521

Total net premiums written	$188,786	$170,866	$17,920

Net premiums earned
Automobile	$112,949	$103,869	$9,080
Homeowner	58,925	55,959	2,966
Other Personal	10,507	10,366	141

Total net premiums earned	$182,381	$170,194	$12,187

Loss ratio
Automobile	75.2%	81.8%	(6.6)%
Homeowner	78.1	65.3	12.8
Other Personal	55.3	34.2	21.1
Personal line loss ratio	75.0%	73.5%	1.5%
Combined Ratio
Automobile	99.7%	109.0%	(9.3)%
Homeowner	114.9	95.2	19.7
Other Personal	98.8	62.1	36.7
Personal line combined ratio	104.6%	101.6%	3.0%

Automobile: Net premiums written and earned increased in our personal automobile line during the three months ended March 31, 2017 compared to 2016, due to an increase of policies in force and rate increases. The loss and combined ratio decreased during the three months ended March 31, 2017 compared to 2016 primarily due to the decrease in a frequency and severity of claims and catastrophe losses compared to prior year.

Homeowners: Net premiums written and earned increased during the three months ended March 31, 2017 compared to 2016 primarily due to increased sales of homeowner products to renters. The loss and combined ratios increased during the three months ended March 31, 2017 compared to 2016, due to an increase in catastrophe claim activity compared to the prior year.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss and combined ratios increased during the three months ended March 31, 2017 compared to 2016 due to an umbrella claim re-designation from personal lines to commercial lines during 2016. The 2017 results reflect a return to what has been a typical loss ratio.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2017	2016	Change
Net premiums written
Other Commercial	$54,150	$45,612	$8,538
Agricultural Business	34,480	32,908	1,572
Automobile	29,779	27,964	1,815

Total net premiums written	$118,409	$106,484	$11,925

Net premiums earned
Other Commercial	$44,962	$38,709	$6,253
Agricultural Business	33,663	31,888	1,775
Automobile	23,979	22,696	1,283

Total net premiums earned	$102,604	$93,293	$9,311

Loss ratio
Other Commercial	54.6%	69.5%	(14.9)
Agricultural Business	87.2	79.6	7.6
Automobile	69.5	74.1	(4.6)
Commercial line loss ratio	68.8%	74.1%	(5.3)
Combined ratio
Other Commercial	88.7%	101.8%	(13.1)
Agricultural Business	125.4	118.0	7.4
Automobile	94.8	99.0	(4.2)
Commercial line combined ratio	102.2%	106.6%	(4.4)

Other Commercial: Net premiums written and earned increased during the three months ended March 31, 2017 compared to 2016 primarily due to increased sales of mortgage security insurance and workers’ compensation. The decrease in the loss and combined ratios for the three months ended March 31, 2017 compared to 2016 are primarily due to decreased claim activity on the workers compensation and business owners’ lines of business.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three months ended March 31, 2017 compared to 2016 primarily as a result of improved rate adequacy. The loss and combined ratios increased during the three months ended March 31, 2017 compared to 2016 primarily due to an increase in catastrophe losses as well as non-catastrophe property losses.

Commercial Automobile: Net premiums written and earned increased during the three months ended March 31, 2017 compared to 2016, primarily due to improved rate adequacy. The loss and combined ratios decreased during the three months ended March 31, 2017 compared to 2016 primarily due to a decrease in the average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2017	2016	Change
Net premiums written	$42,917	$35,995	$6,922
Net premiums earned	42,465	39,874	2,591
Loss ratio	47.5%	44.7%	2.8%
Combined ratio	106.7%	102.5%	4.2%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during the three months ended March 31, 2017 compared to 2016 primarily due to increases in our Collateral Protection and debt cancellation business. The loss and combined ratio increased during the three months ended March 31, 2017 compared to 2016 primarily due to an increase in claims in our Guaranteed Auto Protection (GAP) business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2017	2016	Change
Other revenues
Net investment income	$10,070	$7,613	$2,457
Realized investment gains (losses), net	7,225	5,586	1,639
Other Income	1,280	1,262	18

Total other revenues	18,575	14,461	4,114

Benefits, losses and expenses
Commissions	(1)	(2)	1
Other operating expenses	11,533	11,801	(268)

Total benefits, losses and expenses	11,532	11,799	(267)

Income before other items and federal income taxes	$7,043	$2,662	$4,381

Earnings increased during the three months ended March 31, 2017 compared to 2016 primarily due to an increase in net investment income. The increase in net investment income is primarily attributable to real estate investments.

Investments

We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio. Our investment operations are regulated primarily by the state insurance departments where our insurance companies are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to oversight by our Board of Directors, which is assisted by our Finance Committee and Management Risk Committee.

Our insurance and annuity products are supported by investment-grade bonds and commercial mortgage loans. We also invest in equity options as a hedge for our indexed products. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale considering our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities classified as held-to-maturity and available-for-sale and adjust the mix within the portfolio as investments mature or new investments are purchased.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	March 31, 2017		December 31, 2016
Bonds held-to-maturity, at amortized cost	$7,063,930	34.3%	$7,251,385	35.8%
Bonds available-for-sale, at fair value	5,900,702	28.7	5,803,276	28.7
Equity securities, at fair value	1,616,318	7.9	1,541,676	7.6
Mortgage loans, net of allowance	4,463,197	21.7	4,348,046	21.5
Policy loans	383,911	1.9	384,376	1.9
Investment real estate, net of accumulated depreciation	586,316	2.9	593,417	2.9
Short-term investments	411,949	2.0	192,226	1.0
Other invested assets	115,474	0.6	113,550	0.6

Total investments	$20,541,797	100.0%	$20,227,952	100.0%

The increase in our total investments at March 31, 2017 compared to 2016 was primarily a result of the purchase of bonds available-for-sale, increased mortgage loan activity and an increase in short-term investments.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2017, our fixed maturity securities had an estimated fair value of $13.2 billion, which was $0.4 billion, or 3.4%, above amortized cost. At December 31, 2016, our fixed maturity securities had an estimated fair value of $13.3 billion, which was $0.4 billion, or 2.9%, above amortized cost. The estimated fair value for securities due in one year or less increased from $0.7 billion as of December 31, 2016 to $0.8 billion as of March 31, 2017, primarily as a result of maturities. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges: See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.7% at March 31, 2017 and December 31, 2016, respectively.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of March 31, 2017, we had $383.9 million in policy loans with a loan to surrender value of 64.0%, and at December 31, 2016, we had $384.4 million in policy loans with a loan to surrender value of 64.6%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $32.4 million during the three months ended March 31, 2017 compared to 2016 primarily due to an increase in unrealized gains of equity-indexed options as a result of increases in the S&P 500. Equity-indexed options are recorded at fair value with changes in fair value recorded as investment income.

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

Net realized gains increased $4.9 million during the three months ended March 31, 2017 compared to 2016. Other-than-temporary impairment on investment securities increased $3.3 million during three months ended March 31, 2017 compared to 2016.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	March 31, 2017	December 31, 2016	Change
Held-to-Maturity
Gains	$290,503	$285,315	$5,188
Losses	(25,131)	(40,008)	14,877

Net Gain	265,372	245,307	20,065

Available-for-Sale (1)
Gains	1,072,378	986,635	85,743
Losses	(33,472)	(43,100)	9,628

Net Gain	1,038,906	943,535	95,371

Total	$1,304,278	$1,188,842	$115,436

(1)	Includes bonds and equity securities

The net change in the unrealized gains on fixed maturity securities between December 31, 2016 and March 31, 2017 is primarily attributable to the decrease in interest rates. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

The net unrealized gains of our equity securities were $868.5 million and $809.2 million at March 31, 2017 and December 31, 2016, respectively. The increase is attributable to favorable market conditions.

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

Changes in interest rates during 2017 and market expectations for potentially higher rates through 2018, may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (PBGC) premiums may cause us to increase our funding of the plans. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status of plans. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations.

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

The Company holds collateral to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines or increases, the collateral requirements would also decline or increase respectively. For more information, see Note 7, Derivative Instruments, of the Notes to the Unaudited Consolidated Financial Statements.

Our cash and cash equivalents and short-term investment position increased from $481.6 million at December 31, 2016 to $708.2 million at March 31, 2017.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	March 31, 2017	December 31, 2016
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,215,807	$4,196,279
AOCI	513,457	455,899

Total American National stockholders’ equity	$4,729,264	$4,652,178

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $31.3 million and $31.8 million at March 31, 2017 and December 31, 2016, respectively.

The changes in our capital resources are summarized below (in thousands):

	Three months ended March 31, 2017
	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$39,840	$—	$39,840
Dividends to shareholders	(22,080)	—	(22,080)
Change in net unrealized gains	—	55,912	55,912
Defined benefit pension plan adjustment	—	1,534	1,534
Foreign currency transaction and translation adjustment	—	112	112
Other	1,768	—	1,768

Total	$19,528	$57,558	$77,086

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2017 and December 31, 2016, American National Insurance Company’s statutory capital and surplus was $3,013,270,000 and $2,985,909,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2017 and December 31, 2016, substantially above 200% of the authorized control level.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2016. We expect to have the capacity to pay our obligations as they come due.

One-Time Pension Payout Window

The one-time window offering to terminated, vested participants of our qualified defined benefit pension plans allowing participants to take a lump sum or annuity payout of their pension benefit, closed in March 2017. Payments to participants that elected to take a lump sum payout were made from pension plan assets in April, 2017. A portion of the pension actuarial loss included in Accumulated Other Comprehensive Income will be recognized as pension costs in proportion to the reduction of the pension plans’ total benefit obligations. The after-tax expense expected to be recognized in the second quarter is estimated as $5,000,000.

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

Our market risks have not changed materially from those disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of the Company’s disclosure controls and procedures were not effective because of the two material weaknesses disclosed in our 2016 Annual Report on Form 10-K. No additional material weaknesses in the Company’s disclosure controls and procedures were identified in the current evaluation.

Changes in Internal Control Over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than changes in internal control related to the two material weaknesses identified in our Annual Report on form 10-K for the year ended December 31, 2016 as described below.

Remediation Actions

The Company is committed to remediating the material weaknesses in a timely manner. We have developed a remediation plan and are executing changes in our financial reporting processes and related internal controls to address the material weaknesses in internal control over financial reporting identified in our Annual Report on form 10-K for the year ended December 31, 2016. Specifically, we have begun and intend to continue to implement and monitor the following actions to accumulate adequate evidence over a reasonable period of time to determine that new or modified processes, procedures, controls and oversight relating to such controls are operating effectively.

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

While management believes that significant progress has been made in enhancing internal controls as of March 31, 2017 and in the period since, the material weaknesses have not been fully remediated due to insufficient time to fully implement and assess the design and operating effectiveness of the related controls. Management, with oversight from the Company’s Audit Committee, will continue the process to enhance internal controls throughout 2017 and will make any further changes management deems appropriate.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: May 8, 2017