Form 10-Q
period 2017-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2017-08-07
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

As of August 01, 2017, there were 26,931,884 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,426,776 and $7,496,692)	$7,149,494	$7,251,385
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,711,068 and $5,668,984)	5,918,462	5,803,276
Equity securities, at fair value (Cost $740,613 and $732,433)	1,641,900	1,541,676
Mortgage loans on real estate, net of allowance	4,647,426	4,348,046
Policy loans	383,928	384,376
Investment real estate, net of accumulated depreciation of $259,626 and $259,578	555,797	593,417
Short-term investments	576,878	192,226
Other invested assets	108,985	113,550

Total investments	20,982,870	20,227,952

Cash and cash equivalents	442,933	289,338
Investments in unconsolidated affiliates	501,986	490,476
Accrued investment income	179,713	180,323
Reinsurance recoverables	377,480	401,709
Prepaid reinsurance premiums	64,062	63,026
Premiums due and other receivables	326,503	296,930
Deferred policy acquisition costs	1,322,924	1,294,443
Property and equipment, net	118,192	116,028
Current tax receivable	68,819	61,423
Other assets	140,344	169,962
Separate account assets	922,496	941,612

Total assets	$25,448,322	$24,533,222

LIABILITIES
Future policy benefits
Life	$2,970,379	$2,939,308
Annuity	1,327,925	1,277,220
Accident and health	58,302	60,308
Policyholders’ account balances	11,540,166	11,068,775
Policy and contract claims	1,320,925	1,303,925
Unearned premium reserve	878,248	823,938
Other policyholder funds	324,986	318,620
Liability for retirement benefits	137,840	152,496
Notes payable	140,216	136,080
Deferred tax liabilities, net	445,959	367,487
Other liabilities	581,535	481,958
Separate account liabilities	922,496	941,612

Total liabilities	20,648,977	19,871,727

EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value,—Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,931,884 and 26,914,516 shares	30,832	30,832
Additional paid-in capital	18,782	16,406
Accumulated other comprehensive income	560,511	455,899
Retained earnings	4,282,449	4,250,818
Treasury stock, at cost	(101,616)	(101,777)

Total American National stockholders’ equity	4,790,958	4,652,178
Noncontrolling interest	8,387	9,317

Total equity	4,799,345	4,661,495

Total liabilities and equity	$25,448,322	$24,533,222

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
PREMIUMS AND OTHER REVENUE
Premiums
Life	$79,287	$77,053	$156,761	$152,170
Annuity	65,389	86,030	95,198	156,238
Accident and health	36,593	44,828	73,632	87,141
Property and casualty	333,250	304,788	660,700	608,149
Other policy revenues	66,076	65,489	129,528	129,836
Net investment income	234,618	210,710	463,121	406,764
Net realized investment gains	11,401	6,966	25,409	16,028
Other-than-temporary impairments	(1,469)	(3,551)	(8,252)	(7,027)
Other income	8,948	8,135	17,793	16,119

Total premiums and other revenues	834,093	800,448	1,613,890	1,565,418

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	98,909	91,754	198,017	192,525
Annuity	77,798	93,655	121,460	174,902
Claims incurred
Accident and health	23,258	30,327	47,786	62,619
Property and casualty	254,180	230,960	481,710	442,918
Interest credited to policyholders’ account balances	94,548	85,901	190,556	162,428
Commissions for acquiring and servicing policies	141,440	114,945	266,931	227,829
Other operating expenses	137,754	129,197	267,948	259,573
Change in deferred policy acquisition costs	(27,695)	(16,571)	(37,182)	(21,164)

Total benefits, losses and expenses	800,192	760,168	1,537,226	1,501,630

Income before federal income tax and equity in earnings of unconsolidated affiliates	33,901	40,280	76,664	63,788

Less: Provision for federal income taxes
Current	5,148	7,603	3,944	2,889
Deferred	5,367	2,287	19,643	2,931

Total provision for federal income taxes	10,515	9,890	23,587	5,820
Equity in earnings of unconsolidated affiliates	12,313	1,798	21,813	2,735

Net income	35,699	32,188	74,890	60,703
Less: Net loss attributable to noncontrolling interest, net of tax	(260)	(437)	(909)	(1,238)

Net income attributable to American National	$35,959	$32,625	$75,799	$61,941

Amounts available to American National common stockholders
Earnings per share
Basic	$1.34	$1.21	$2.82	$2.30
Diluted	1.33	1.21	2.81	2.30
Cash dividends to common stockholders	0.82	0.82	1.64	1.62
Weighted average common shares outstanding	26,892,656	26,908,077	26,896,965	26,908,748
Weighted average common shares outstanding and dilutive potential common shares	26,955,881	26,970,597	26,966,175	26,965,702

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$35,699	$32,188	$74,890	$60,703

Other comprehensive income, net of tax
Change in net unrealized gains on securities	40,676	78,803	96,588	130,776
Foreign currency transaction and translation adjustments	171	442	283	430
Defined benefit pension plan adjustment	6,207	2,377	7,741	4,256

Other comprehensive income, net of tax	47,054	81,622	104,612	135,462

Total comprehensive income	82,753	113,810	179,502	196,165
Less: Comprehensive loss attributable to noncontrolling interest	(260)	(437)	(909)	(1,238)

Total comprehensive income attributable to American National	$83,013	$114,247	$180,411	$197,403

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)
			Six months ended June 30,
			2017	2016
Common Stock
Balance at beginning and end of the period			$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,			16,406	13,689
Reissuance of treasury shares			1,963	1,795
Income tax effect from restricted stock arrangement			—	47
Amortization of restricted stock			413	419

Balance at end of the period			18,782	15,950

Accumulated Other Comprehensive Income
Balance as of January 1,			455,899	352,620
Other comprehensive income			104,612	135,462

Balance at end of the period			560,511	488,082

Retained Earnings
Balance as of January 1,			4,250,818	4,157,184
Net income attributable to American National			75,799	61,941
Cash dividends to common stockholders			(44,168)	(43,601)

Balance at end of the period			4,282,449	4,175,524

Treasury Stock
Balance as of January 1,			(101,777)	(102,043)
Reissuance of treasury shares			161	262

Balance at end of the period			(101,616)	(101,781)

Noncontrolling Interest
Balance as of January 1,			9,317	10,189
Contributions			224	—
Distributions			(245)	(163)
Net loss attributable to noncontrolling interest			(909)	(1,238)

Balance at end of the period			8,387	8,788

Total Equity			$4,799,345	$4,617,395

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 30,
	2017	2016
		(As Revised)
OPERATING ACTIVITIES
Net income	$74,890	$60,703
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(25,409)	(16,028)
Other-than-temporary impairments	8,252	7,027
Amortization (accretion) of premiums, discounts and loan origination fees	(5,368)	1,725
Net capitalized interest on policy loans and mortgage loans	(18,110)	(14,046)
Depreciation	28,037	24,845
Interest credited to policyholders’ account balances	190,556	162,428
Charges to policyholders’ account balances	(129,528)	(129,836)
Deferred federal income tax expense	19,643	2,931
Equity in earnings of unconsolidated affiliates	(21,813)	(2,735)
Distributions from equity method investments	852	572
Changes in
Policyholder liabilities	149,262	136,237
Deferred policy acquisition costs	(37,182)	(21,164)
Reinsurance recoverables	24,229	49,785
Premiums due and other receivables	(29,573)	(36,399)
Prepaid reinsurance premiums	(1,036)	15,906
Accrued investment income	610	259
Current tax receivable/payable	(7,397)	(37,322)
Liability for retirement benefits	(2,748)	(8,507)
Other, net	13,618	34,787

Net cash provided by operating activities	231,785	231,168

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	421,911	236,480
Available-for-sale securities	314,284	267,510
Investment real estate	40,549	6,701
Mortgage loans	319,991	204,886
Policy loans	26,258	27,919
Other invested assets	41,684	8,143
Disposals of property and equipment	3,049	8,604
Distributions from unconsolidated affiliates	15,199	9,862
Payment for the purchase/origination of
Held-to-maturity securities	(285,293)	(89,169)
Available-for-sale securities	(301,598)	(443,085)
Investment real estate	(18,538)	(26,578)
Mortgage loans	(607,374)	(713,247)
Policy loans	(12,442)	(12,130)
Other invested assets	(21,014)	(12,471)
Additions to property and equipment	(17,698)	(20,629)
Contributions to unconsolidated affiliates	(16,611)	(97,079)
Change in short-term investments	(384,652)	208,181
Change in collateral held for derivatives	16,713	(4,266)
Other, net	17,082	1,904

Net cash used in investing activities	(448,500)	(438,464)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,080,435	860,140
Policyholders’ account withdrawals	(670,071)	(683,760)
Change in notes payable	4,135	11,802
Dividends to stockholders	(44,168)	(43,601)
Payments to noncontrolling interest	(21)	(163)

Net cash provided by financing activities	370,310	144,418

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153,595	(62,878)
Beginning of the period	289,338	310,930

End of the period	$442,933	$248,052

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

The interim consolidated financial statements and notes herein are unaudited and reflect all adjustments which management considers necessary for the fair presentation of the interim consolidated statements of financial position, operations, comprehensive income, changes in equity, and cash flows.

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

Financial statement amounts previously reported were revised as shown below (in thousands):

	Six months ended June 30, 2016
	As Reported	As Revised	Effect of Change
Statement of Cash Flow
Change in collateral held for derivatives	$—	$(4,266)	$(4,266)
Other investing activities, net	4,168	1,904	(2,264)
Net cash used in investing activities	(431,934)	(438,464)	(6,530)
Net decrease in cash and cash equivalents	(56,348)	(62,878)	(6,530)
Cash at beginning of period	190,237	310,930	120,693
Cash at end of period	133,889	248,052	114,163

Note 3 – Recently Issued Accounting Pronouncements

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company intends to adopt the standard effective January 1, 2018 using a modified retrospective approach. Since the majority of our revenue sources are insurance related and accordingly, not in scope of the standard, we do not expect the adoption of the standard to be material to the Company’s results of operations or financial position. The Company is currently identifying those contracts which are in the scope of the standard, and assessing the impact to those non-insurance revenue streams.

In January 2016, the FASB issued guidance that will change certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments in unconsolidated entities be measured at fair value and the changes in fair value are recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adoption to the Company’s results of operations and financial position.

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

In June 2016, the FASB issued guidance that will significantly change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do under the current other-than-temporary impairment model. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company must develop appropriate models to measure expected credit losses to begin determining the impact of adopting the standard on our results of operations or financial position.

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

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	June 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$270,349	$16,462	$(2)	$286,809
Foreign governments	4,034	651	—	4,685
Corporate debt securities	6,662,827	270,611	(22,229)	6,911,209
Residential mortgage-backed securities	209,063	12,508	(855)	220,716
Collateralized debt securities	927	49	—	976
Other debt securities	2,294	87	—	2,381

Total bonds held-to-maturity	7,149,494	300,368	(23,086)	7,426,776

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	26,276	564	(43)	26,797
U.S. states and political subdivisions	916,877	31,919	(2,008)	946,788
Foreign governments	5,000	1,562	—	6,562
Corporate debt securities	4,741,109	191,476	(20,659)	4,911,926
Residential mortgage-backed securities	16,436	3,657	(182)	19,911
Collateralized debt securities	3,411	701	(3)	4,109
Other debt securities	1,959	410	—	2,369

Total bonds available-for-sale	5,711,068	230,289	(22,895)	5,918,462

Equity securities
Common stock	721,483	907,231	(10,666)	1,618,048
Preferred stock	19,130	4,722	—	23,852

Total equity securities	740,613	911,953	(10,666)	1,641,900

Total investments in securities	$13,601,175	$1,442,610	$(56,647)	$14,987,138

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$301,994	$17,190	$(102)	$319,082
Foreign governments	4,057	659	—	4,716
Corporate debt securities	6,711,508	253,191	(38,721)	6,925,978
Residential mortgage-backed securities	229,758	14,112	(1,185)	242,685
Collateralized debt securities	1,290	64	—	1,354
Other debt securities	2,778	99	—	2,877

Total bonds held-to-maturity	7,251,385	285,315	(40,008)	7,496,692

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,062	594	(16)	25,640
U.S. states and political subdivisions	945,431	21,170	(6,378)	960,223
Foreign governments	5,000	1,567	—	6,567
Corporate debt securities	4,666,096	145,716	(31,049)	4,780,763
Residential mortgage-backed securities	18,588	2,267	(342)	20,513
Collateralized debt securities	5,574	821	(3)	6,392
Other debt securities	3,233	—	(55)	3,178

Total bonds available-for-sale	5,668,984	172,135	(37,843)	5,803,276

Equity securities
Common stock	713,099	810,611	(5,195)	1,518,515
Preferred stock	19,334	3,889	(62)	23,161

Total equity securities	732,433	814,500	(5,257)	1,541,676

Total investments in securities	$13,652,802	$1,271,950	$(83,108)	$14,841,644

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2017
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$510,417	$519,885	$222,627	$227,075
Due after one year through five years	3,429,929	3,607,802	1,547,018	1,624,300
Due after five years through ten years	2,874,949	2,955,702	3,364,202	3,478,405
Due after ten years	328,349	338,256	572,221	583,666
Without single maturity date	5,850	5,131	5,000	5,016

Total	$7,149,494	$7,426,776	$5,711,068	$5,918,462

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Proceeds from sales of available-for-sale securities	$16,834	$27,026	$44,557	$42,731
Gross realized gains	4,162	3,517	14,988	8,584
Gross realized losses	(140)	(214)	(146)	(338)

Gains and losses are determined using specific identification of the securities sold. During the six months ended June 30, 2017, bonds with a carrying value of $15,000,000 transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ credit worthiness became evident. A realized loss of $6,000,000 was recorded in 2017 on the bond that was transferred, due to an other-than-temporary impairment. During the six months ended June 30, 2016 there were no bonds transferred from held-to-maturity to available-for-sale.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Six months ended June 30,
	2017	2016
Bonds available-for-sale	$73,102	$256,233
Equity securities	92,044	21,232

Change in net unrealized gains on securities during the year	165,146	277,465
Adjustments for
Deferred policy acquisition costs	(8,701)	(64,746)
Participating policyholders’ interest	(8,185)	(11,882)
Deferred federal income tax expense	(51,672)	(70,061)

Change in net unrealized gains on securities, net of tax	$96,588	$130,776

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	June 30, 2017
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(2)	$204	$—	$—	$(2)	$204
Corporate debt securities	(9,407)	606,313	(12,822)	148,030	(22,229)	754,343
Residential mortgage-backed securities	(321)	28,163	(534)	8,375	(855)	36,538

Total bonds held-to-maturity	(9,730)	634,680	(13,356)	156,405	(23,086)	791,085

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(43)	21,939	—	—	(43)	21,939
U.S. states and political subdivisions	(2,006)	83,470	(2)	120	(2,008)	83,590
Corporate debt securities	(8,140)	433,962	(12,519)	92,426	(20,659)	526,388
Residential mortgage-backed securities	(47)	11,171	(135)	2,241	(182)	13,412
Collateralized debt securities	—	—	(3)	130	(3)	130

Total bonds available-for-sale	(10,236)	550,542	(12,659)	94,917	(22,895)	645,459

Equity securities
Common stock	(10,666)	53,184	—	—	(10,666)	53,184

Total equity securities	(10,666)	53,184	—	—	(10,666)	53,184

Total	$(30,632)	$1,238,406	$(26,015)	$251,322	$(56,647)	$1,489,728

	December 31, 2016
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(102)	$18,886	$—	$—	$(102)	$18,886
Corporate debt securities	(18,110)	971,361	(20,611)	186,262	(38,721)	1,157,623
Residential mortgage-backed securities	(558)	22,806	(627)	10,248	(1,185)	33,054

Total bonds held-to-maturity	(18,770)	1,013,053	(21,238)	196,510	(40,008)	1,209,563

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(16)	10,640	—	—	(16)	10,640
U.S. states and political subdivisions	(6,376)	282,141	(2)	122	(6,378)	282,263
Corporate debt securities	(19,828)	917,215	(11,221)	126,584	(31,049)	1,043,799
Residential mortgage-backed securities	(204)	12,420	(138)	3,982	(342)	16,402
Collateralized debt securities	—	1	(3)	146	(3)	147
Other Debt Securities	(55)	3,178	—	—	(55)	3,178

Total bonds available-for-sale	(26,479)	1,225,595	(11,364)	130,834	(37,843)	1,356,429

Equity securities
Common stock	(5,195)	53,068	—	—	(5,195)	53,068
Preferred stock	(62)	4,324	—	—	(62)	4,324

Total equity securities	(5,257)	57,392	—	—	(5,257)	57,392

Total	$(50,506)	$2,296,040	$(32,602)	$327,344	$(83,108)	$2,623,384

As of June 30, 2017, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	June 30, 2017			December 31, 2016
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$647,845	$677,568	5.1%	$667,561	$691,296	5.2%
AA	1,312,690	1,367,924	10.3	1,393,137	1,440,667	10.8
A	4,545,127	4,727,609	35.4	4,538,471	4,696,909	35.3
BBB	5,801,135	6,032,590	45.2	5,758,560	5,931,112	44.6
BB and below	553,765	539,547	4.0	562,640	539,984	4.1

Total	$12,860,562	$13,345,238	100.0%	$12,920,369	$13,299,968	100.0%

Equity securities by market sector distribution are shown below:

	June 30, 2017	December 31, 2016
Consumer goods	20.6%	20.4%
Energy and utilities	9.0	11.1
Finance	21.8	22.1
Healthcare	13.5	12.7
Industrials	9.1	9.0
Information technology	18.6	17.1
Other	7.4	7.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	June 30, 2017	December 31, 2016
East North Central	15.3%	16.2%
East South Central	3.6	3.7
Mountain	12.9	10.6
Pacific	18.1	17.6
South Atlantic	14.7	15.1
West South Central	29.3	31.0
Other	6.1	5.8

Total	100.0%	100.0%

For the six months ended June 30, 2017, American National did not foreclose on any loans, and two loans with a total recorded investment of $4,225,000 were in the process of foreclosure. For the year ended December 31, 2016, American National did not foreclose on any loans, and one loan with a recorded investment of $1,940,000, was in the process of foreclosure. American National did not sell any loans during the six months ended June 30, 2017 or during the year ended December 31, 2016.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
June 30, 2017	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$—	$—	$—	$—	$764,419	$764,419	16.4
Office	—	—	6,059	6,059	1,656,769	1,662,828	35.6
Retail	—	—	—	—	713,687	713,687	15.3
Other	8,350	—	—	8,350	1,515,337	1,523,687	32.7

Total	$8,350	$—	$6,059	$14,409	$4,650,212	$4,664,621	100.0

Allowance for loan losses						(17,195)

Total, net of allowance						$4,647,426

December 31, 2016
Industrial	$—	$2,300	$—	$2,300	$744,472	$746,772	17.1
Office	—	—	6,059	6,059	1,541,880	1,547,939	35.5
Retail	—	—	—	—	736,121	736,121	16.9
Other	20,179	9,280	—	29,459	1,300,245	1,329,704	30.5

Total	$20,179	$11,580	$6,059	$37,818	$4,322,718	$4,360,536	100.0

Allowance for loan losses						(12,490)

Total, net of allowance						$4,348,046

Total mortgage loans are net of unamortized discounts of $119,000 and $233,000 and unamortized origination fees of $32,041,000 and $33,019,000 at June 30, 2017 and December 31, 2016, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance, 2017	430	$4,358,596	$11,488	2	$1,940	$1,002	432	$4,360,536	$12,490
Change in allowance	—	—	1,559	—	—	3,146	—	—	4,705
Net change in recorded investment	2	279,995	—	2	6,895	—	4	286,890	—

Ending balance at June 30, 2017	432	$4,638,591	$13,047	4	$8,835	$4,148	436	$4,647,426	$17,195

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Six months ended June 30,
	2017			2016
	Number of loans	Recorded investment pre- modification	Recorded investment post modification	Number of loans	Recorded investment pre- modification	Recorded investment post modification
Retail	—	$—	$—	1	$3,934	$3,934
Other (hotel/motel)	5	24,801	24,801	—	—	—

Total	5	$24,801	$24,801	1	$3,934	$3,934

There are $7,919,000 of commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows:

	June 30, 2017	December 31, 2016
Industrial	6.5%	9.2%
Office	38.5	37.8
Retail	38.9	37.2
Other	16.1	15.8

Total	100.0%	100.0%

	June 30, 2017	December 31, 2016
East North Central	6.1%	8.8%
East South Central	3.5	3.4
Mountain	12.6	12.0
Pacific	7.4	6.1
South Atlantic	13.7	13.0
West South Central	52.3	52.2
Other	4.4	4.5

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	June 30, 2017	December 31, 2016
Investment real estate	$157,694	$173,816
Short-term investments	1,001	1
Cash and cash equivalents	2,243	6,099
Other receivables	5,496	6,456
Other assets	10,420	8,820

Total assets of consolidated VIEs	$176,854	$195,192

Notes payable	$140,216	$136,080
Other liabilities	3,663	10,037

Total liabilities of consolidated VIEs	$143,879	$146,117

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $30,482,000 and $31,795,000 at June 30, 2017 and December 31, 2016, respectively.

The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

Interest rate	Maturity	June 30, 2017	December 31, 2016
Prime	2018	$1,698	$1,267
LIBOR	2020	9,407	7,318
90 day LIBOR + 2.5%	2021	40,070	37,074
4% fixed	2022	89,041	90,421

Total		$140,216	$136,080

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$329,601	$329,601	$323,933	$323,933
Mortgage loans	563,487	563,487	481,799	481,799
Accrued investment income	1,997	1,997	1,919	1,919

As of June 30, 2017, no real estate investments were classified as held for sale.

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

		June 30, 2017			December 31, 2016
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	449	$1,605,800	$172,377	442	$1,414,100	$156,479
Equity-indexed embedded derivative	Policyholders’ account balances	69,064	1,504,000	390,189	62,481	1,289,800	314,330

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Equity-indexed options	Net investment income	$13,430	$5,789	$36,563	$2,150
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(18,977)	(8,725)	(44,104)	(6,173)

Note 7 – Derivative Instruments – (Continued)

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties we believe are credit worthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less collateral held. The Company maintains master netting agreements with its current active trading partners. As such, a right of offset has been applied to unrestricted collateral that supports credit risk and has been recorded in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral. Restricted collateral has been recorded as “Other liabilities” because of the uncertainty of its availability to offset exposure losses.

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		June 30, 2017
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess and Restricted Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$41,063	$41,153	$41,063	$90	$—
Goldman-Sachs	A3/BBB+	1,136	1,150	1,136	13	—
ING	Baa1/A-	30,111	28,460	28,460	—	1,651
JP Morgan	A3/A-	180	—	—	—	180
Morgan Stanley	A3/BBB+	13,802	14,186	13,802	384	—
NATIXIS*	A2/A	27,666	27,450	—	27,450	27,666
SunTrust	Baa1/BBB+	27,104	26,740	26,740	—	364
Wells Fargo	A2/A	31,315	32,160	30,960	1,201	355

	Total	$172,377	$171,299	$142,161	$29,138	$30,216

		December 31, 2016
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess and Restricted Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$33,839	$35,063	$33,839	$1,224	$—
Citigroup	Baa1/BBB+	2,249	—	—	—	2,249
Goldman-Sachs	A3/BBB+	1,452	1,400	1,400	—	52
ING	Baa1/A-	29,609	26,430	26,430	—	3,179
JP Morgan	A3/A-	163	—	—	—	163
Morgan Stanley	A3/BBB+	17,864	17,680	17,680	—	184
NATIXIS*	A2/A	24,804	26,620	—	26,620	24,804
SunTrust	Baa1/BBB+	19,559	19,960	19,559	401	—
Wells Fargo	A2/A	26,940	26,540	26,540	—	400

	Total	$156,479	$153,693	$125,448	$28,245	$31,031

*	Collateral Restrictions

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Bonds	$135,453	$138,786	$269,803	$278,979
Equity securities	10,274	10,048	19,006	19,327
Mortgage loans	67,316	49,314	125,020	97,316
Real estate	(554)	429	(1,749)	(1,445)
Options	13,430	5,789	36,563	2,150
Other invested assets	8,699	6,344	14,478	10,437

Total	$234,618	$210,710	$463,121	$406,764

Realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Bonds	$6,564	$1,854	$10,068	$4,593
Equity securities	3,735	6,065	15,095	10,930
Mortgage loans	(3,079)	(433)	(4,705)	1,059
Real estate	4,211	273	4,999	273
Other invested assets	(30)	(793)	(48)	(827)

Total	$11,401	$6,966	$25,409	$16,028

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Bonds	$—	$—	$(6,000)	$—
Equity securities	(1,469)	(3,551)	(2,252)	(7,027)

Total	$(1,469)	$(3,551)	$(8,252)	$(7,027)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	June 30, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,149,494	$7,426,776	$7,251,385	$7,496,692
Fixed maturity securities, bonds available-for-sale	5,918,462	5,918,462	5,803,276	5,803,276
Equity securities	1,641,900	1,641,900	1,541,676	1,541,676
Equity-indexed options	172,377	172,377	156,479	156,479
Mortgage loans on real estate, net of allowance	4,647,426	4,744,780	4,348,046	4,435,530
Policy loans	383,928	383,928	384,376	384,376
Short-term investments	576,878	576,878	192,226	192,226
Separate account assets	922,496	922,496	941,612	941,612

Total financial assets	$21,412,961	$21,787,597	$20,619,076	$20,951,867

Financial liabilities
Investment contracts	$8,797,440	$8,797,440	$8,785,412	$8,785,412
Embedded derivative liability for equity-indexed contracts	390,189	390,189	314,330	314,330
Notes payable	140,216	140,216	136,080	136,080
Separate account liabilities	922,496	922,496	941,612	941,612

Total financial liabilities	$10,250,341	$10,250,341	$10,177,434	$10,177,434

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

For securities priced using a quote from an independent broker, such as the equity-indexed options and certain fixed maturity securities, American National uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Embedded Derivative— The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 index within index annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:

•	Lapse rate assumptions are determined by company experience. Lapse rates are generally assumed to be lower during a contract’s surrender charge period and then higher once the surrender charge period has ended. Decreases to the assumed lapse rates generally increase the fair value of the liability as more policyholders persist to collect the crediting interest pertaining to the indexed product. Increases to the lapse rate assumption will have the inverse effect decreasing the fair value.

•	Mortality rate assumptions vary by age and by gender based on company and industry experience. Decreases to the assumed mortality rates increase the fair value of the liabilities as more policyholders earn crediting interest. Increases to the assumed mortality rates decrease the fair value as higher decrements reduce the potential for future interest credits.

•	Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At June 30, 2017 and December 31, 2016, the one year implied volatility used to estimate embedded derivative value was 13.9% and 16.5%, respectively.

Fair values of indexed life and annuity liabilities are calculated using discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

Fair Value
	June 30, 2017	December 31, 2016	Unobservable Input	Range
Indexed Annuities	$379.9	$306.5	Lapse Rate	1%-66%
			Mortality Multiplier	90%-100%
			Equity Volatility	12%-40%
Indexed Life	10.3	7.8	Lapse Rate	—
			Mortality Multiplier	—
			Equity Volatility	12%-40%

Note 9 – Fair Value of Financial Instruments – (Continued)

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of June 30, 2017
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$286,809	$—	$286,809	$—
Foreign governments	4,685	—	4,685	—
Corporate debt securities	6,911,209	—	6,884,647	26,562
Residential mortgage-backed securities	220,716	—	219,836	880
Collateralized debt securities	976	—	976	—
Other debt securities	2,381	—	—	2,381

Total bonds held-to-maturity	7,426,776	—	7,396,953	29,823

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	26,797	—	26,797	—
U.S. states and political subdivisions	946,788	—	944,323	2,465
Foreign governments	6,562	—	6,562	—
Corporate debt securities	4,911,926	—	4,902,539	9,387
Residential mortgage-backed securities	19,911	—	15,911	4,000
Collateralized debt securities	4,109	—	4,109	—
Other debt securities	2,369	—	2,369	—

Total bonds available-for-sale	5,918,462	—	5,902,610	15,852

Equity securities
Common stock	1,618,048	1,618,048	—	—
Preferred stock	23,852	23,852	—	—

Total equity securities	1,641,900	1,641,900	—	—

Options	172,377	—	—	172,377
Mortgage loans on real estate	4,744,780	—	4,744,780	—
Policy loans	383,928	—	—	383,928
Short-term investments	576,878	—	576,878	—
Separate account assets	922,496	—	922,496	—

Total financial assets	$21,787,597	$1,641,900	$19,543,717	$601,980

Financial liabilities
Investment contracts	$8,797,440	$—	$—	$8,797,440
Embedded derivative liability for equity-indexed contracts	390,189	—	—	390,189
Notes payable	140,216	—	—	140,216
Separate account liabilities	922,496	—	922,496	—

Total financial liabilities	$10,250,341	$—	$922,496	$9,327,845

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$319,082	$—	$319,082	$—
Foreign governments	4,716	—	4,716	—
Corporate debt securities	6,925,978	—	6,875,015	50,963
Residential mortgage-backed securities	242,685	—	241,779	906
Collateralized debt securities	1,354	—	—	1,354
Other debt securities	2,877	—	—	2,877

Total bonds held-to-maturity	7,496,692	—	7,440,592	56,100

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,640	—	25,640	—
U.S. states and political subdivisions	960,223	—	957,748	2,475
Foreign governments	6,567	—	6,567	—
Corporate debt securities	4,780,763	—	4,773,516	7,247
Residential mortgage-backed securities	20,513	—	17,909	2,604
Collateralized debt securities	6,392	—	4,454	1,938
Other debt securities	3,178	—	3,178	—

Total bonds available-for-sale	5,803,276	—	5,789,012	14,264

Equity securities
Common stock	1,518,515	1,518,515	—	—
Preferred stock	23,161	23,161	—	—

Total equity securities	1,541,676	1,541,676	—	—

Options	156,479	—	—	156,479
Mortgage loans on real estate	4,435,530	—	4,435,530	—
Policy loans	384,376	—	—	384,376
Short-term investments	192,226	—	192,226	—
Separate account assets	941,612	—	941,612	—

Total financial assets	$20,951,867	$1,541,676	$18,798,972	$611,219

Financial liabilities
Investment contracts	$8,785,412	$—	$—	$8,785,412
Embedded derivative liability for equity-indexed contracts	314,330	—	—	314,330
Notes payable	136,080	—	—	136,080
Separate account liabilities	941,612	—	941,612	—

Total financial liabilities	$10,177,434	$—	$941,612	$9,235,822

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended June 30,			Six months ended June 30,
	Assets		Liability	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance, 2017	$17,329	$174,258	$346,634	$14,264	$156,479	$314,330

Total realized and unrealized investment gains (losses) included in other comprehensive income	105	—	—	(4,362)	—	—
Net fair value change included in realized gains (losses)	—	—	—	—	—	—
Net gain for derivatives included in net investment income	—	13,275	—	—	36,333	—
Net change included in interest credited	—	—	18,977	—	—	44,104
Purchases, sales and settlements or maturities
Purchases	—	13,463	—	—	21,015	—
Sales	(1,582)	(12,837)	—	(3,539)	(12,837)	—
Settlements or maturities	—	(15,782)	—	(3,010)	(28,613)	—
Premiums less benefits	—	—	24,578	—	—	31,755
Carry value transfers in	—	—	—	15,000	—	—
Gross transfers into Level 3	—	—	—	382	—	—
Gross transfers out of Level 3	—	—	—	(2,883)	—	—

Ending balance at June 30, 2017	$15,852	$172,377	$390,189	$15,852	$172,377	$390,189

Beginning balance, 2016	$21,689	$123,761	$258,267	$20,130	$123,007	$242,412

Total realized and unrealized investment gains included in other comprehensive income	352	—	—	511	—	—
Net fair value change included in realized gains	1	—	—	1	—	—
Net gain for derivatives included in net investment income	—	5,789	—	—	2,150	—
Net change included in interest credited	—	—	8,725	—	—	6,173
Purchases, sales and settlements or maturities
Purchases	—	7,178	—	—	12,471	—
Sales	—	—	—	—	—	—
Settlements or maturities	(376)	(2,153)	—	(389)	(3,053)	—
Premiums less benefits	—	—	11,578	—	—	29,985
Gross transfers into Level 3	—	—	—	1,413	—	—
Gross transfers out of Level 3	—	—	—	—	—	—

Ending balance at June 30, 2016	$21,666	$134,575	$278,570	$21,666	$134,575	$278,570

Within the net gain for derivatives included in net investment income were unrealized gains of $13,660,000, and $19,745,000 relating to assets still held at June 30, 2017, and 2016, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies. The transfers into Level 3 during the six months ended June 30, 2017 and 2016 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period and unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of June 30, 2017. The transfers out of Level 3 during the six months ended June 30, 2017 were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Beginning balance, 2017	$745,840	$394,208	$40,620	$113,775	$1,294,443

Additions	60,650	50,856	5,603	142,022	259,131
Amortization	(42,086)	(33,686)	(7,752)	(138,425)	(221,949)
Effect of change in unrealized gains on available-for-sale securities	(3,982)	(4,719)	—	—	(8,701)

Net change	14,582	12,451	(2,149)	3,597	28,481

Ending balance at June 30, 2017	$760,422	$406,659	$38,471	$117,372	$1,322,924

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2017	2016
Unpaid claims balance, beginning	$1,140,723	$1,104,302
Less reinsurance recoverables	216,903	217,337

Net beginning balance	923,820	886,965

Incurred related to
Current	563,959	523,388
Prior years	(40,137)	(16,628)

Total incurred claims	523,822	506,760

Paid claims related to
Current	288,731	266,566
Prior years	205,702	209,805

Total paid claims	494,433	476,371

Net balance	953,209	917,354
Plus reinsurance recoverables	195,072	206,962

Unpaid claims balance, ending	$1,148,281	$1,124,316

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $40,137,000 during the first six months of 2017 and decreased by approximately $16,628,000 during the first six months of 2016. This was a reflection of lower-than-anticipated losses in the auto, business owner and commercial package policy lines of business in 2017.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at June 30, 2017 was $24,587,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$16,175	35.0%	$14,727	35.0%	$34,467	35.0%	$23,283	35.0%
Tax-exempt investment income	(1,769)	(3.8)	(1,974)	(4.7)	(3,601)	(3.7)	(3,946)	(5.9)
Deferred tax change	(464)	(1.0)	(341)	(0.8)	(1,231)	(1.2)	(10,508)	(15.8)
Dividend exclusion	(2,322)	(5.0)	(1,879)	(4.5)	(4,164)	(4.2)	(4,226)	(6.4)
Miscellaneous tax credits, net	(2,542)	(5.5)	(2,865)	(6.8)	(4,799)	(4.9)	(5,116)	(7.7)
Low income housing tax credit expense	1,256	2.7	1,295	3.1	2,509	2.5	2,589	3.9
Other items, net	141	0.3	885	2.1	322	0.4	1,142	1.7

Provision for federal income tax before interest expense	10,475	22.7	9,848	23.4	23,503	23.9	3,218	4.8
Interest expense	40	0.1	42	0.1	84	0.1	2,602	3.9

Total	$10,515	22.8%	$9,890	23.5%	$23,587	24.0%	$5,820	8.7%

American National made income tax payments of $8,466,000 and $35,458,000 during the six months ended June 30, 2017 and 2016, respectively.

Management believes sufficient taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of June 30, 2017 and 2016. There are no net operating or capital loss carryforwards that will expire by December 31, 2017.

American National’s federal income tax returns for years 2013 to 2016 and years 2005 to 2009 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties was established; however, management accrued an additional $84,000 in interest, net of tax, during 2017 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance, 2017	$547,138	$(88,603)	$(2,636)	$455,899
Amounts reclassified from AOCI (net of tax benefit $5,809 and expense $4,168)	(10,789)	7,741	—	(3,048)
Unrealized holding gains arising during the period (net of tax expense $63,610)	118,134	—	—	118,134
Unrealized adjustment to DAC (net of tax benefit $3,264)	(5,437)	—	—	(5,437)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,865)	(5,320)	—	—	(5,320)
Foreign currency adjustment (net of tax expense $152)	—	—	283	283

Ending balance at June 30, 2017	$643,726	$(80,862)	$(2,353)	$560,511

Beginning balance, 2016	$453,434	$(97,889)	$(2,925)	$352,620
Amounts reclassified from AOCI (net of tax benefit $2,105 and expense $2,292)	(3,910)	4,256	—	346
Unrealized holding gains arising during the period (net of tax expense $99,218)	184,262	—	—	184,262
Unrealized adjustment to DAC (net of tax benefit $22,893)	(41,853)	—	—	(41,853)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $4,159)	(7,723)	—	—	(7,723)
Foreign currency adjustment (net of tax expense $232)	—	—	430	430

Ending balance at June 30, 2016	$584,210	$(93,633)	$(2,495)	$488,082

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30, 2017	December 31, 2016
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,900,565)	(3,917,933)

Outstanding shares	26,931,884	26,914,516
Restricted shares	(74,000)	(76,000)

Unrestricted outstanding shares	26,857,884	26,838,516

Stock-based compensation

American National has a stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. All awards are subject to review and approval by the Board Compensation Committee both at the time of setting applicable performance objectives and at payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants are made to certain officers meeting established performance objectives and directors as compensation and to align their interests with those of other shareholders.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	6,153	$113.36	76,000	$110.73	100,445	$105.97
Granted	—	—	—	—	16,500	117.69
Exercised	—	—	(2,000)	130.52	(61,386)	108.81
Forfeited	—	—	—	—	(33)	104.75
Expired	(3,034)	118.50	—	—	—	—

Outstanding at June 30, 2017	3,119	$108.37	74,000	$110.19	55,526	$106.32

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.97	2.89	1.11
Exercisable shares	3,119	N/A	N/A
Weighted-average exercise price	$108.37	$110.19	$106.32
Weighted-average exercise price exercisable shares	108.37	N/A	N/A
Compensation expense (credit)
Three months ended June 30, 2017	$(14,000)	$205,000	$1,519,000
Three months ended June 30, 2016	4,000	209,000	345,000
Six months ended June, 2017	(49,000)	412,000	1,649,000
Six months ended June, 2016	37,000	419,000	4,447,000
Fair value of liability award
June 30, 2017	$30,000	N/A	$6,468,000
December 31, 2016 (restated)	213,000	N/A	13,197,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and most of these awards feature a graded vesting schedule in the case of the retirement, death or disability of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 74,000 shares are unvested.

RSU awards allow the recipient of the awards to settle the vested RSUs in either shares of American National’s common stock, cash or a combination of both. RSUs granted vest after a one-year or three-year graded vesting requirement or over a shorter period as a result of death, disability or retirement after age 65.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Earnings per share

Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding	26,892,656	26,908,077	26,896,965	26,908,748
Incremental shares from RS awards and RSUs	63,225	62,520	69,210	56,954

Total shares for diluted calculations	26,955,881	26,970,597	26,966,175	26,965,702

Net income attributable to American National (in thousands)	$35,959	$32,625	$75,799	$61,941
Basic earnings per share	$1.34	$1.21	$2.82	$2.30
Diluted earnings per share	1.33	1.21	2.81	2.30

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2017 and December 31, 2016, American National Insurance Company’s statutory capital and surplus was $3,028,989,000 and $2,985,909,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2017 and December 31, 2016, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $64,533,000 and $64,555,000 at June 30, 2017 and June 30, 2016, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	June 30, 2017	December 31, 2016
Statutory capital and surplus
Life insurance entities	$1,959,927	$1,921,171
Property and casualty insurance entities	1,079,183	1,074,525

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Statutory net income (loss)
Life insurance entities	$20,809	$19,182	$18,342	$23,109
Property and casualty insurance entities	(5,639)	(1,291)	1,172	3,257

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by insurance law. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted without prior approval of the Texas Department of Insurance to pay total dividends of $298,591,000 during 2017. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at June 30, 2017 and December 31, 2016.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $1,637,000 and $2,567,000 at June 30, 2017 and December 31, 2016, respectively.

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Life	$7,816	$16,766	$15,303	$13,285
Annuity	17,871	17,463	41,624	35,434
Health	3,492	4,419	5,549	3,785
Property and Casualty	(9,267)	(4,775)	(6,844)	2,215
Corporate and Other	13,989	6,407	21,032	9,069

Total	$33,901	$40,280	$76,664	$63,788

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at June 30, 2017, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $859,961,000 of which $455,221,000 is expected to be funded in 2017 with the remainder funded in 2018 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2017 and December 31, 2016, the outstanding letters of credit were $9,548,000 and $9,473,000, respectively, and there were no borrowings on this facility. This facility expires on October 30, 2017. American National expects it will be able to be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2017, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $212,268,000.

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

One-Time Pension Payout Window

The one-time window offering to terminated, vested participants of our qualified defined benefit pension plans allowing participants to take a lump sum or annuity payout of their pension benefit, closed in March 2017. Payments to participants that elected to take a lump sum payout were made from pension plan assets in April, 2017. A portion of the pension actuarial loss included in Accumulated Other Comprehensive Income was recognized as pension costs in proportion to the reduction of the pension plans’ total benefit obligations. The after-tax expense recognized in the second quarter of 2017 was approximately $4,673,000.

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Six months ended June 30,		June 30,	December 31,
Related Party	Financial Statement Line Impacted	2017	2016	2017	2016
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$752	$700	$3,004	$3,756
Gal-Tex Hotel Corporation	Net investment income	125	177	18	23
Greer, Herz & Adams, LLP	Other operating expenses	5,624	4,627	(417)	(283)

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

In the following pages is management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six months ended June 30, 2017 and 2016 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017, and in Part II, Item IA, Risk Factors of this Form 10-Q, and they include among others:

•	Economic & Investment Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

•	fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;

•	lack of liquidity for certain of our investments;

•	risk of investment losses and defaults;

•	Operational Risk Factors

•	differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for product pricing, establishing liabilities and reserves or for other purposes;

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	the material weakness in our internal controls over financial reporting, as discussed in Item 4 below;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplemental healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	significant changes in government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions; and

•	control of our company by a small number of stockholders.

Revision to Previously Reported Amounts

Correction of an Immaterial Error. During the fourth quarter of 2016, the Company revised previously reported amounts to include cash held in a bank custody account representing collateral provided to us by third parties for equity-option derivative transactions. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error revised the consolidated statements of financial position and statements of cash flows as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017. Detail regarding the revision amounts is included in Part I, Item 1, Note 2—Summary of Significant Accounting Policies and Practices, of the Notes to the Unaudited Consolidated Financial Statements.

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

Critical Accounting Estimates

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP. In addition to GAAP, insurance companies apply specific SEC regulations when preparing the consolidated financial statements. The preparation of the consolidated financial statements and notes requires us to make estimates and assumptions that affect the amounts reported. Actual results could differ from results reported using those estimates and assumptions. Our accounting policies inherently require the use of judgment relating to a variety of assumptions and estimates, particularly expectations of current and future mortality, morbidity, persistency, expenses, interest rates, and property and casualty loss frequency, severity, claim reporting and settlement patterns. Due to the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could vary from those reported in the consolidated financial statements.

For a discussion of our critical accounting estimates, see the MD&A in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017. There have been no material changes in accounting policies since December 31, 2016.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Premiums	$514,519	$512,699	$1,820	$986,291	$1,003,698	$(17,407)
Other policy revenues	66,076	65,489	587	129,528	129,836	(308)
Net investment income	234,618	210,710	23,908	463,121	406,764	56,357
Realized investments gains, net	9,932	3,415	6,517	17,157	9,001	8,156
Other income	8,948	8,135	813	17,793	16,119	1,674

Total premiums and other revenues	834,093	800,448	33,645	1,613,890	1,565,418	48,472

Benefits, losses and expenses
Policyholder benefits	176,707	185,409	(8,702)	319,477	367,427	(47,950)
Claims incurred	277,438	261,287	16,151	529,496	505,537	23,959
Interest credited to policyholders’ account balances	94,548	85,901	8,647	190,556	162,428	28,128
Commissions for acquiring and servicing policies	141,440	114,945	26,495	266,931	227,829	39,102
Other operating expenses	137,754	129,197	8,557	267,948	259,573	8,375
Change in deferred policy acquisition costs (1)	(27,695)	(16,571)	(11,124)	(37,182)	(21,164)	(16,018)

Total benefits and expenses	800,192	760,168	40,024	1,537,226	1,501,630	35,596

Income before other items and federal income taxes	$33,901	$40,280	$(6,379)	$76,664	$63,788	$12,876

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was amortized and represents an increase to expenses in the period indicated.

Consolidated earnings decreased during the three months ended June 30, 2017 compared to 2016 primarily due to a pension settlement expense of $7.2 million relating to the completion of a one-time retirement benefit withdrawal window for the frozen defined benefit pension plans. Consolidated earnings increased during the six months ended June 30, 2017 compared to 2016 primarily due to an increase in net investment income. The increase in net investment income is attributable to increased investment income on mortgage loans and increased assets in the annuity segment, as measured by account value and reserves.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Premiums	$79,287	$77,053	$2,234	$156,761	$152,170	$4,591
Other policy revenues	62,464	62,579	(115)	122,373	124,187	(1,814)
Net investment income	60,689	56,060	4,629	122,898	110,244	12,654
Other income	503	477	26	1,119	1,070	49

Total premiums and other revenues	202,943	196,169	6,774	403,151	387,671	15,480

Benefits, losses and expenses
Policyholder benefits	98,909	91,754	7,155	198,017	192,525	5,492
Interest credited to policyholders’ account balances	19,876	17,470	2,406	35,281	33,555	1,726
Commissions for acquiring and servicing policies	36,773	31,189	5,584	71,583	60,983	10,600
Other operating expenses	50,276	50,450	(174)	101,531	101,829	(298)
Change in deferred policy acquisition costs (1)	(10,707)	(11,460)	753	(18,564)	(14,506)	(4,058)

Total benefits and expenses	195,127	179,403	15,724	387,848	374,386	13,462

Income before other items and federal income taxes	$7,816	$16,766	$(8,950)	$15,303	$13,285	$2,018

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings decreased during the three months ended June 30, 2017 compared to 2016 primarily due to an increase in the frequency of incurred claims. Earnings increased during the six months ended June 30, 2017 compared to 2016 primarily due to a higher return on invested assets, partially offset by an increase in policyholders’ benefits.

Premiums and other revenues

Premiums increased during the three and six months ended June 30, 2017 compared to 2016 primarily due to continued growth in renewal premium on traditional life products. Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Traditional Life	$15,439	$13,774	$1,665	$29,704	$27,313	$2,391
Universal Life	6,165	4,807	1,358	11,490	8,965	2,525
Indexed UL	6,878	6,511	367	12,787	11,589	1,198
Variable UL	—	24	(24)	—	24	(24)

Total Recurring	$28,482	$25,116	$3,366	$53,981	$47,891	$6,090

Single and excess	$821	$532	$289	$1,422	$955	$467
Credit life	1,060	1,165	(105)	2,069	2,045	24

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

GAAP premium revenues are associated with policies sold in current and prior periods. Deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Life insurance sales increased for all major lines during the three and six months ended June 30, 2017 compared to 2016.

Benefits, losses and expenses

Policyholder benefits increased during the three and six months ended June 30, 2017 compared to 2016 primarily due to an increase in the frequency of incurred claims.

Commissions increased during the three and six months ended June 30, 2017 compared to 2016 commensurate with the increase in life sales.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Acquisition cost capitalized	$31,604	$29,247	$2,357	$60,650	$54,464	$6,186
Amortization of DAC	(20,897)	(17,787)	(3,110)	(42,086)	(39,958)	(2,128)

Change in DAC	$10,707	$11,460	$(753)	$18,564	$14,506	$4,058

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	June 30, 2017	December 31, 2016	Change
Life insurance in-force
Traditional life	$70,474,059	$67,649,433	$2,824,626
Interest-sensitive life	28,623,748	27,971,646	652,102

Total life insurance in-force	$99,097,807	$95,621,079	$3,476,728

The following table summarizes changes in the Life segment’s number of policies in-force:

	June 30, 2017	December 31, 2016	Change
Number of policies in-force
Traditional life	1,819,009	1,841,359	(22,350)
Interest-sensitive life	226,611	222,845	3,766

Total number of policies	2,045,620	2,064,204	(18,584)

Total life insurance in-force increased during the six months ended June 30, 2017 compared to December 31, 2016, while the total number of policies decreased for the same periods, reflecting the transition to policies with higher face amounts.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Premiums	$65,389	$86,030	$(20,641)	$95,198	$156,238	$(61,040)
Other policy revenues	3,612	2,910	702	7,155	5,649	1,506
Net investment income	131,952	123,640	8,312	271,629	240,536	31,093
Other income	974	802	172	1,639	1,762	(123)

Total premiums and other revenues	201,927	213,382	(11,455)	375,621	404,185	(28,564)

Benefits, losses and expenses
Policyholder benefits	77,798	93,655	(15,857)	121,460	174,902	(53,442)
Interest credited to policyholders’ account balances	74,672	68,431	6,241	155,275	128,873	26,402
Commissions for acquiring and servicing policies	33,407	21,363	12,044	50,691	43,271	7,420
Other operating expenses	12,718	15,808	(3,090)	23,741	28,966	(5,225)
Change in deferred policy acquisition costs (1)	(14,539)	(3,338)	(11,201)	(17,170)	(7,261)	(9,909)

Total benefits and expenses	184,056	195,919	(11,863)	333,997	368,751	(34,754)

Income before other items and federal income taxes	$17,871	$17,463	$408	$41,624	$35,434	$6,190

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the six months ended June 30, 2017 compared to 2016 primarily due to increased assets, as measured by account value and reserves, leading to an increase in investment income net of interest credited to policyholders’ account balances.

When comparing the three month period ending June 30, 2017 to the prior year, earnings were relatively stable. The improvement in investment income related to increased assets was partly offset by immediate annuities having better than expected mortality experience in the second quarter of 2016.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Fixed deferred annuity	$306,954	$145,792	$161,162	$454,156	$329,948	$124,208
Single premium immediate annuity	80,724	98,552	(17,828)	116,901	177,164	(60,263)
Equity-indexed deferred annuity	256,899	159,292	97,607	389,800	301,271	88,529
Variable deferred annuity	19,606	20,685	(1,079)	39,912	40,574	(662)

Total premium and deposits	664,183	424,321	239,862	1,000,769	848,957	151,812
Less: Policy deposits	598,794	338,291	260,503	905,571	692,719	212,852

Total earned premiums	$65,389	$86,030	$(20,641)	$95,198	$156,238	$(61,040)

Sales strengthened during the second quarter of 2017 led by the fixed deferred and equity indexed products. Earned premium, however, which is reflective of decreased single premium immediate annuity sales, decreased during the three and six months ended June 30, 2017 compared to 2016.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Six months ended June 30,
	2017	2016
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,118,350	$8,880,448
Net inflows	699,473	492,357
Surrenders	(410,957)	(439,972)
Fees	(3,742)	(3,060)
Interest credited	152,332	125,050

Account value, end of period	9,555,456	9,054,823

Single premium immediate annuity
Reserve, beginning of period	1,566,440	1,398,481
Net inflows	29,405	97,199
Interest and mortality	27,101	21,486

Reserve, end of period	1,622,946	1,517,166

Variable deferred annuity
Account value, beginning of period	392,345	417,821
Net inflows	37,495	39,470
Surrenders	(78,881)	(52,156)
Fees	(2,281)	(2,364)
Change in market value and other	33,502	2,986

Account value, end of period	382,180	405,757

Total account value, end of period	$11,560,582	$10,977,746

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. The decrease in the level of benefits for the six months ended June 30, 2017 was commensurate with decreases in SPIA premium relative to the prior year.

Commissions increased during the three and six months ended June 30, 2017 compared to 2016 driven by an increase in sales of deferred annuity and equity indexed products.

Other operating expenses decreased during the three and six months ended June 30, 2017 compared to 2016 as annuity volume increased.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Acquisition cost capitalized	$33,010	$22,349	$10,661	$50,856	$43,295	$7,561
Amortization of DAC	(18,471)	(19,011)	540	(33,686)	(36,034)	2,348

Change in DAC	$14,539	$3,338	$11,201	$17,170	$7,261	$9,909

The change in DAC increased during the six months ended June 30, 2017 compared to 2016 due to a increase in capitalization which is primarily driven by the increase in commissions.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the six months ended June 30, 2017 and 2016 were 33.9% and 35.9% respectively. The favorable decrease in the 2017 ratio is due to lower than expected surrenders in 2017.

Options and Derivatives

Net investment income without equity-indexed options or “option return” remained relatively flat for the three and six months ended June 30, 2017 compared to 2016.

The S&P 500 Index increased by approximately 8.2% and 2.7% in the six months ended June 30, 2017 and 2016, respectively. This change in index performance led to an increase in the option return of $29.6 million during the six months ended June 30, 2017 compared to 2016, offset by a $32.3 million increase in the related equity-indexed embedded derivative for a net decrease in earnings of $2.7 million.

The following table summarizes the incremental impact of the investment performance of “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Net investment income
Without option return	$119,984	$118,040	$1,944	$239,485	$237,993	$1,492
Option return	11,968	5,600	6,368	32,144	2,543	29,601
Interest credited to policy account balances
Without embedded derivatives	58,345	59,735	(1,390)	116,555	122,486	(5,931)
Equity-indexed annuity embedded derivatives	16,327	8,696	7,631	38,720	6,387	32,333

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Premiums	$36,593	$44,828	$(8,235)	$73,632	$87,141	$(13,509)
Net investment income	2,505	2,519	(14)	5,012	4,968	44
Other income	4,321	4,637	(316)	8,667	8,816	(149)

Total premiums and other revenues	43,419	51,984	(8,565)	87,311	100,925	(13,614)

Benefits, losses and expenses
Claims incurred	23,258	30,327	(7,069)	47,786	62,619	(14,833)
Commissions for acquiring and servicing policies	6,270	5,380	890	12,160	10,258	1,902
Other operating expenses	9,582	11,081	(1,499)	19,667	21,913	(2,246)
Change in deferred policy acquisition costs (1)	817	777	40	2,149	2,350	(201)

Total benefits and expenses	39,927	47,565	(7,638)	81,762	97,140	(15,378)

Income before other items and federal income taxes	$3,492	$4,419	$(927)	$5,549	$3,785	$1,764

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings remained relatively constant during the three months ended June 30, 2017 compared to 2016. Earnings increased during the six months ended June 30, 2017 compared to 2016, in part due to the absence of group major medical plans with losses that were not renewed effective January 1, 2017.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Medicare Supplement	$16,400	44.7%	$17,236	38.4%	$32,851	44.7%	$34,876	40.0%
Credit accident and health	4,464	12.2	3,397	7.6	9,232	12.5	6,188	7.1
MGU	4,385	12.0	4,846	10.8	8,898	12.1	8,265	9.5
Supplemental insurance	6,249	17.1	5,191	11.6	12,468	16.9	10,448	12.0
Medical expense	3,167	8.7	3,505	7.8	6,380	8.7	7,205	8.3
Group health	586	1.6	9,186	20.5	1,209	1.6	17,417	20.0
All other	1,342	3.7	1,467	3.3	2,594	3.5	2,742	3.1

Total	$36,593	100.0%	$44,828	100.0%	$73,632	100.0%	$87,141	100.0%

Medicare Supplement earned premiums decreased slightly based on the continued shift in sales from comprehensive higher premium plans to the lower premium high deductible plan. Credit accident and health increased primarily due to the onboarding of new producers writing new credit monthly pay business. Supplement Insurance increased due to increased sales in group worksite health benefit programs. Medical expense and group health are closed blocks of business. Written premiums on these closed blocks declined during the three and six months ended June 30, 2017 compared to 2016 due to non-renewal of a group health plan and lapsation.

Our in-force certificates or policies as of the dates indicated are as follows:

	Six months ended June 30,
	2017		2016
Medicare Supplement	33,887	6.6%	33,896	6.1%
Credit accident and health	183,884	35.9	193,147	34.9
MGU	194,851	38.1	210,353	38.0
Supplemental insurance	50,521	9.9	61,828	11.2
Medical expense	2,055	0.4	2,384	0.4
Group health	14,686	2.9	16,725	3.0
All other	31,852	6.2	35,311	6.4

Total	511,736	100.0%	553,644	100.0%

Total in-force policies decreased during the six months ended June 30, 2017 compared to 2016, primarily due to the decrease in the MGU line, Supplemental Insurance, and continued shrinkage of the closed Medical Expense and All Other blocks. Medicare Supplement in-force policies remained stable although the sale of lower premium policies caused a decrease in earned premium. Credit accident and health in-force policies do not include monthly pay business. Although Credit accident and health premiums increased, policy counts decreased due to a decrease in the traditional single premium business. Although Supplemental Insurance sales increased, the termination of a large group with low coverage amounts produced a net decrease in Supplemental Insurance policy counts. Group health in-force policies decreased due to the non-renewal of a group health plan included in 2016 health results.

Benefits, losses and expenses

Claims incurred decreased during the three and six months ended June 30, 2017 compared to 2016 due to the non-renewal of a group health plan.

Commissions increased slightly during the three and six months ended June 30, 2017 compared to 2016 primarily due to increased sales in Credit accident and health on monthly pay business and Supplemental Insurance.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Acquisition cost capitalized	$2,732	$935	$1,797	$5,603	$4,915	$688
Amortization of DAC	(3,549)	(1,712)	(1,837)	(7,752)	(7,265)	(487)

Change in DAC	$(817)	$(777)	$(40)	$(2,149)	$(2,350)	$201

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Net premiums written	$365,797	$332,682	$33,115	$715,909	$646,027	$69,882

Net premiums earned	$333,250	$304,788	$28,462	$660,700	$608,149	$52,551
Net investment income	15,775	13,040	2,735	29,815	27,952	1,863
Other income	2,196	1,361	835	4,134	2,351	1,783

Total premiums and other revenues	351,221	319,189	32,032	694,649	638,452	56,197

Benefits, losses and expenses
Claims incurred	254,180	230,960	23,220	481,710	442,918	38,792
Commissions for acquiring and servicing policies	64,995	57,013	7,982	132,503	113,319	19,184
Other operating expenses	44,579	38,541	6,038	90,877	81,747	9,130
Change in deferred policy acquisition costs (1)	(3,266)	(2,550)	(716)	(3,597)	(1,747)	(1,850)

Total benefits and expenses	360,488	323,964	36,524	701,493	636,237	65,256

Income before other items and federal income taxes	$(9,267)	$(4,775)	$(4,492)	$(6,844)	$2,215	$(9,059)

Loss ratio	76.3%	75.8%	0.5	72.9%	72.8%	0.1
Underwriting expense ratio	31.9	30.5	1.4	33.3	31.8	1.5

Combined ratio	108.2%	106.3%	1.9	106.2%	104.6%	1.6

Impact of catastrophe events on combined ratio	12.4	11.5	0.9	10.3	9.4	0.9

Combined ratio without impact of catastrophe events	95.8%	94.8%	1.0	95.9%	95.2%	0.7

Gross catastrophe losses	$41,262	$35,024	$6,238	$68,034	$57,351	$10,683
Net catastrophe losses	41,213	35,020	6,193	67,988	57,163	10,825

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results declined during the three and six months ended June 30, 2017 compared to 2016 primarily due to increased catastrophe losses and other fire and wind/hail losses impacting the homeowners and personal auto lines.

Premiums and other revenues

Net premiums written and earned increased for all major lines of business during the three and six months ended June 30, 2017 compared to 2016. The largest increases were in the personal automobile and other commercial lines of business.

Benefits, losses and expenses

Claims incurred increased during the three and six months ended June 30, 2017 compared to 2016, as a result of increases in catastrophe losses as well as non-catastrophe property losses.

Commissions for acquiring and servicing policies increased during the three and six months ended June 30, 2017 compared to 2016, primarily as a result of the premium growth as well as the mix of products.

Operating expenses increased during the three and six months ended June 30, 2017 compared to 2016, as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 54.9% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 34.7% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 10.4% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Net premiums written
Automobile	$122,998	$109,029	$13,969	$245,863	$219,072	$26,791
Homeowner	69,507	64,961	4,546	123,963	114,840	9,123
Other Personal	11,851	10,887	964	23,316	21,831	1,485

Total net premiums written	$204,356	$184,877	$19,479	$393,142	$355,743	$37,399

Net premiums earned
Automobile	$118,832	$106,487	$12,345	$231,781	$210,356	$21,425
Homeowner	60,753	56,462	4,291	119,678	112,421	7,257
Other Personal	10,850	10,274	576	21,357	20,640	717

Total net premiums earned	$190,435	$173,223	$17,212	$372,816	$343,417	$29,399

Loss ratio
Automobile	83.1%	86.3%	(3.2)%	79.2%	84.1%	(4.9)%
Homeowner	99.7	83.2	16.5	89.1	74.3	14.8
Other Personal	84.9	61.1	23.8	70.3	47.6	22.7
Personal line loss ratio	88.5%	83.8%	4.7%	88.5%	78.7%	9.8%
Combined Ratio
Automobile	106.5%	109.9%	(3.4)%	103.2%	109.4%	(6.2)%
Homeowner	134.1	109.8	24.3	124.6	102.5	22.1
Other Personal	110.4	85.3	25.1	104.6	73.7	30.9
Personal line combined ratio	115.5%	108.4%	7.1%	110.2%	105.0%	5.2%

Automobile: Net premiums written and earned increased in our personal automobile line during the three and six months ended June 30, 2017 compared to 2016 due to rate increases and an increase of policies in force. The loss and combined ratios decreased during the three and six months ended June 30, 2017 compared to 2016 primarily due to an improvement in rate adequacy somewhat offset by an increase in catastrophe losses.

Homeowners: Net premiums written and earned increased during the three and six months ended June 30, 2017 compared to 2016 primarily due to increased sales of homeowner products to renters. The loss and combined ratios increased during the three and six months ended June 30, 2017 compared to 2016 due to an increase in catastrophe claim activity as well as an increase in non-catastrophe fire and wind/hail losses compared to prior year.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss and combined ratios increased during the three and six months ended June 30, 2017 compared to 2016 due to catastrophe losses in the rental-owners line along with a large umbrella coverage loss.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Net premiums written
Other Commercial	$60,782	$51,152	$9,630	$114,932	$96,764	$18,168
Agricultural Business	39,414	38,246	1,168	73,894	71,154	2,740
Automobile	29,605	28,262	1,343	59,384	56,226	3,158

Total net premiums written	$129,801	$117,660	$12,141	$248,210	$224,144	$24,066

Net premiums earned
Other Commercial	$47,095	$40,139	$6,956	$92,057	$78,848	$13,209
Agricultural Business	34,898	33,279	1,619	68,561	65,166	3,395
Automobile	24,814	23,440	1,374	48,793	46,136	2,657

Total net premiums earned	$106,807	$96,858	$9,949	$209,411	$190,150	$19,261

Loss ratio
Other Commercial	58.2%	64.9%	(6.7)%	56.5%	67.2%	(10.7)%
Agricultural Business	63.6	74.1	(10.5)	75.2	76.8	(1.6)
Automobile	56.2	66.2	(10.0)	62.8	70.1	(7.3)
Commercial line loss ratio	59.5%	68.4%	(8.9)%	64.0%	71.2%	(7.2)%
Combined ratio
Other Commercial	91.5%	95.9%	(4.4)%	90.2%	98.8%	(8.6)%
Agricultural Business	101.1	111.5	(10.4)	113.0	114.7	(1.7)
Automobile	79.9	90.3	(10.4)	87.3	94.6	(7.3)
Commercial line combined ratio	91.9%	99.9%	(8.0)%	97.0%	103.2%	(6.2)%

Other Commercial: Net premiums written and earned increased during the three and six months ended June 30, 2017 compared to 2016 primarily due to increased sales of mortgage security insurance and workers’ compensation. The decrease in the loss and combined ratios for the three and six months ended June 30, 2017 compared to 2016 are primarily due to decreased claim activity on the workers compensation and business owners’ lines of business.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and six months ended June 30, 2017 compared to 2016 primarily as a result of improved rate adequacy. The loss and combined ratios decreased during the three and six months ended June 30, 2017 compared to 2016 primarily due to a decrease in catastrophe losses.

Commercial Automobile: Net premiums written and earned increased during the six months ended June 30, 2017 compared to 2016, primarily due to increased sales as well as improved rate adequacy. The loss and combined ratios decreased during the three and six months ended June 30, 2017 compared to 2016 primarily due to a decrease in the average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Net premiums written	$31,640	$30,145	$1,495	$74,557	$66,140	$8,417
Net premiums earned	36,008	34,707	1,301	78,473	74,581	3,892
Loss ratio	61.4%	56.4%	5.0%	53.9%	50.2%	3.7%
Combined ratio	117.1%	113.6%	3.5%	111.5%	107.7%	3.8%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during the three and six months ended June 30, 2017 compared to 2016 primarily due to increases in our Collateral Protection and debt cancellation business. The loss and combined ratios increased during the three and six months ended June 30, 2017 compared to 2016 primarily due to an increase in claims in our Guaranteed Auto Protection (GAP) business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Other revenues
Net investment income	$23,697	$15,451	$8,246	$33,767	$23,064	$10,703
Realized investment gains, net	9,932	3,415	6,517	17,157	9,001	8,156
Other Income	954	858	96	2,234	2,120	114

Total other revenues	34,583	19,724	14,859	53,158	34,185	18,973

Benefits, losses and expenses
Commissions	(5)	—	(5)	(6)	(2)	(4)
Other operating expenses	20,599	13,317	7,282	32,132	25,118	7,014

Total benefits, losses and expenses	20,594	13,317	7,277	32,126	25,116	7,010

Income before other items and federal income taxes	$13,989	$6,407	$7,582	$21,032	$9,069	$11,963

Earnings increased during the three and six months ended June 30, 2017 compared to 2016 primarily due to an increase in net investment income primarily attributable to increased prepayment fees on mortgage loans and realized investment gains reflecting increased sales of certain real estate investments. These increases were partially offset by an increase in other operating expenses which includes a pension cost of $7.2 million relating to the completion of the one-time pension payment window.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	June 30, 2017		December 31, 2016
Bonds held-to-maturity, at amortized cost	$7,149,494	34.3%	$7,251,385	35.8%
Bonds available-for-sale, at fair value	5,918,462	28.2	5,803,276	28.7
Equity securities, at fair value	1,641,900	7.8	1,541,676	7.6
Mortgage loans, net of allowance	4,647,426	22.1	4,348,046	21.5
Policy loans	383,928	1.8	384,376	1.9
Investment real estate, net of accumulated depreciation	555,797	2.6	593,417	2.9
Short-term investments	576,878	2.7	192,226	1.0
Other invested assets	108,985	0.5	113,550	0.6

Total investments	$20,982,870	100.0%	$20,227,952	100.0%

The increase in our total investments at June 30, 2017 compared to 2016 was primarily a result of an increase in mortgage loans, and short-term investments.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At June 30, 2017, our fixed maturity securities had an estimated fair value of $13.3 billion, which was $0.5 billion, or 3.8%, above amortized cost. At December 31, 2016, our fixed maturity securities had an estimated fair value of $13.3 billion, which was $0.4 billion, or 2.9%, above amortized cost. The estimated fair value for securities due in one year or less remained constant at $0.7 billion at June 30, 2017 and December 31, 2016. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.7% at June 30, 2017 and December 31, 2016.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of June 30, 2017, we had $383.9 million in policy loans with a loan to surrender value of 65.6%, and at December 31, 2016, we had $384.4 million in policy loans with a loan to surrender value of 64.6%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $56.4 million during the six months ended June 30, 2017 compared to 2016 primarily due to an increase in realized and unrealized gain of equity-indexed options as a result of increases in the S&P 500 and an increase in mortgage loan income. Equity-indexed options are recorded at fair value with changes in fair value recorded as investment income.

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

Net realized gains increased $9.4 million during the six months ended June 30, 2017 compared to 2016 primarily due to an increase in investment gain on securities. Other-than-temporary impairment on investment securities increased $1.2 million during the six months ended June 30, 2017 compared to 2016.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	June 30, 2017	December 31, 2016	Change
Held-to-Maturity
Gains	$300,368	$285,315	$15,053
Losses	(23,086)	(40,008)	16,922

Net Gain	277,282	245,307	31,975

Available-for-Sale (1)
Gains	1,142,242	986,635	155,607
Losses	(33,561)	(43,100)	9,539

Net Gain	1,108,681	943,535	165,146

Total	$1,385,963	$1,188,842	$197,121

(1)	Includes bonds and equity securities

The net change in the unrealized gains on fixed maturity securities between December 31, 2016 and June 30, 2017 is primarily attributable to the decrease in interest rates. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

The net unrealized gains of our equity securities were $901.3 million and $809.2 million at June 30, 2017 and December 31, 2016, respectively. The increase is attributable to favorable market conditions.

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

Our cash and cash equivalents and short-term investment position increased from $481.6 million at December 31, 2016 to $1.0 billion at June 30, 2017.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	June 30,	December 31,
	2017	2016
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,230,447	$4,196,279
AOCI	560,511	455,899

Total American National stockholders’ equity	$4,790,958	$4,652,178

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $30.5 million and $31.8 million at June 30, 2017 and December 31, 2016, respectively.

The changes in our capital resources are summarized below (in thousands):

	Six months ended June 30, 2017
	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$75,799	$—	$75,799
Dividends to shareholders	(44,168)	—	(44,168)
Change in net unrealized gains on securities	—	96,588	96,588
Defined benefit pension plan adjustment	—	7,741	7,741
Foreign currency transaction and translation adjustment	—	283	283
Other	2,537	—	2,537

Total	$34,168	$104,612	$138,780

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2017 and December 31, 2016, American National Insurance Company’s statutory capital and surplus was $3,028,989,000 and $2,985,909,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2017 and December 31, 2016, substantially above 200% of the authorized control level.

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

One-Time Pension Payout Window

The one-time window offering to terminated, vested participants of our qualified defined benefit pension plans allowing participants to take a lump sum or annuity payout of their pension benefit, closed in March 2017. Payments to participants that elected to take a lump sum payout were made from pension plan assets in April, 2017. A portion of the pension actuarial loss included in Accumulated Other Comprehensive Income was recognized as pension costs in proportion to the reduction of the pension plans’ total benefit obligations. The after-tax expense recognized in the second quarter of 2017 was approximately $4,673,000.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of the Company’s disclosure controls and procedures were not effective because of the two material weaknesses disclosed in our 2016 Annual Report on Form 10-K. No additional material weaknesses in the Company’s disclosure controls and procedures were identified in the current evaluation.

Changes in Internal Control Over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than changes in internal control related to the two material weaknesses identified in our Annual Report on form 10-K for the year ended December 31, 2016 as described below.

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

While management believes that significant progress has been made in enhancing internal controls as of June 30, 2017 and in the period since, the material weaknesses have not been fully remediated due to insufficient time to fully implement and assess the design and operating effectiveness of the related controls. Management, with oversight from the Company’s Audit Committee, will continue the process to enhance internal controls throughout 2017 and will make any further changes management deems appropriate.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017, except as set forth below.

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

We are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (“the Healthcare Act”). The Healthcare Act may affect the small blocks of business we have offered or acquired over the years that are, or deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees or retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees. Any repeal, replacement or amendment of the Healthcare Act could have similar effects on us.

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

There have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. In April 2016, the U.S. Department of Labor (“DOL”) issued a regulation that will significantly expand the range of activities considered to be fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 and the Internal Revenue Code of 1986. This regulation impacts individuals and entities that offer investment advice to purchasers of qualified retirement products, such as IRA’s and qualified retirement plans. It applies ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not currently subject to the standard, when they sell annuities to IRA’s and qualified retirement plans. Further, it prohibits such individuals from receiving commission-based compensation from such sales unless they comply with a prohibited transaction exemption under the rule. In April 2017, the DOL delayed the beginning of the rule’s implementation until June 9, 2017, with full implementation delayed until January 1, 2018, and subsequently asked for additional public comment regarding the rule and the advisability of possible further delay. In addition, pursuant to direction from the Trump administration, the DOL is further studying the economic impact of the rule. Given these developments, as well as current pending litigation challenging the rule, there is still some uncertainty about the form and timing of the rule’s final implementation. Compliance with the rule may result in decreased premium on certain life and annuity products as a result of more limited sales opportunities through our current distribution arrangements. We may also experience a loss of some in-force business, as well as increased regulatory burdens and litigation risk. In addition, following a study required by Dodd-Frank, the staff of the SEC recommended a uniform fiduciary duty standard applicable to both broker-dealers and investment advisers when providing personalized investment advice to retail customers. It is not clear at the present time whether or when the SEC will ultimately implement this change. However, if implemented, it would apply a different standard of care than is currently applicable to broker-dealers and would affect how our variable insurance products are designed and sold.

International standards continue to emerge in response to the globalization of the insurance industry and evolving standards of regulation, solvency measurement and risk management. Any international conventions or mandates that directly or indirectly impact or influence the nature of U.S. regulation or industry operations could negatively affect us.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulation Applicable to Our Business, in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
Name: James E. Pozzi
Title: President and
Chief Executive Officer

By:	/s/ John J. Dunn, Jr.
Name: John J. Dunn, Jr.,
Title: Executive Vice President,
Chief Financial Officer

Date: August 7, 2017