Form 10-Q
period 2017-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2017-11-08
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of November 01, 2017, there were 26,931,884 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,621,182 and $7,496,692)	$7,342,224	$7,251,385
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,825,198 and $5,668,984)	6,045,230	5,803,276
Equity securities, at fair value (Cost $764,147 and $732,433)	1,702,303	1,541,676
Mortgage loans on real estate, net of allowance	4,782,803	4,348,046
Policy loans	376,850	384,376
Investment real estate, net of accumulated depreciation of $257,552 and $259,578	549,264	593,417
Short-term investments	561,773	192,226
Other invested assets	110,926	113,550

Total investments	21,471,373	20,227,952

Cash and cash equivalents	350,728	289,338
Investments in unconsolidated affiliates	527,439	490,476
Accrued investment income	183,918	180,323
Reinsurance recoverables	408,772	401,709
Prepaid reinsurance premiums	65,526	63,026
Premiums due and other receivables	335,430	296,930
Deferred policy acquisition costs	1,352,299	1,294,443
Property and equipment, net	116,649	116,028
Current tax receivable	39,851	61,423
Other assets	146,024	169,962
Separate account assets	933,811	941,612

Total assets	$25,931,820	$24,533,222

LIABILITIES
Future policy benefits
Life	$2,991,592	$2,939,308
Annuity	1,369,352	1,277,220
Accident and health	57,995	60,308
Policyholders’ account balances	11,827,574	11,068,775
Policy and contract claims	1,365,155	1,303,925
Unearned premium reserve	893,069	823,938
Other policyholder funds	328,707	318,620
Liability for retirement benefits	130,291	152,496
Notes payable	138,165	136,080
Deferred tax liabilities, net	476,433	367,487
Other liabilities	536,130	481,958
Separate account liabilities	933,811	941,612

Total liabilities	21,048,274	19,871,727

EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value,—Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,931,884 and 26,914,516 shares	30,832	30,832
Additional paid-in capital	18,988	16,406
Accumulated other comprehensive income	592,231	455,899
Retained earnings	4,333,637	4,250,818
Treasury stock, at cost	(101,616)	(101,777)

Total American National stockholders’ equity	4,874,072	4,652,178
Noncontrolling interest	9,474	9,317

Total equity	4,883,546	4,661,495

Total liabilities and equity	$25,931,820	$24,533,222

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
PREMIUMS AND OTHER REVENUE
Premiums
Life	$84,862	$83,521	$241,623	$235,691
Annuity	65,007	61,279	160,205	217,517
Accident and health	41,832	43,879	115,464	131,020
Property and casualty	345,816	318,658	1,006,516	926,807
Other policy revenues	54,030	64,210	183,558	194,046
Net investment income	241,205	227,784	704,326	634,548
Net realized investment gains	33,929	22,181	59,338	38,209
Other-than-temporary impairments	(3,485)	(5,914)	(11,737)	(12,941)
Other income	9,554	7,544	27,347	23,663

Total premiums and other revenues	872,750	823,142	2,486,640	2,388,560

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	101,847	103,873	299,864	296,398
Annuity	78,039	75,132	199,499	250,034
Claims incurred
Accident and health	28,385	39,375	76,171	101,994
Property and casualty	238,178	233,474	719,888	676,392
Interest credited to policyholders’ account balances	104,699	87,973	295,255	250,401
Commissions for acquiring and servicing policies	141,645	122,382	408,576	350,211
Other operating expenses	121,615	118,755	389,563	378,328
Change in deferred policy acquisition costs	(32,225)	(5,544)	(69,407)	(26,708)

Total benefits, losses and expenses	782,183	775,420	2,319,409	2,277,050

Income before federal income tax and equity in earnings of unconsolidated affiliates	90,567	47,722	167,231	111,510

Less: Provision (benefit) for federal income taxes
Current	22,980	(8,259)	26,924	(5,370)
Deferred	13,371	30,849	33,014	33,780

Total provision for federal income taxes	36,351	22,590	59,938	28,410
Equity in earnings of unconsolidated affiliates	22,387	36,530	44,200	39,265

Net income	76,603	61,662	151,493	122,365
Less: Net income attributable to noncontrolling interest, net of tax	3,334	2,373	2,425	1,135

Net income attributable to American National	$73,269	$59,289	$149,068	$121,230

Amounts available to American National common stockholders
Earnings per share
Basic	$2.72	$2.20	$5.54	$4.51
Diluted	2.72	2.20	5.53	4.50
Cash dividends to common stockholders	0.82	0.82	2.46	2.44
Weighted average common shares outstanding	26,894,538	26,908,032	26,895,952	26,908,619
Weighted average common shares outstanding and dilutive potential common shares	26,958,664	26,967,331	26,959,227	26,966,387

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$76,603	$61,662	$151,493	$122,365

Other comprehensive income (loss), net of tax
Change in net unrealized gains on securities	29,774	25,290	126,362	156,066
Foreign currency transaction and translation adjustments	411	(1,101)	694	(671)
Defined benefit pension plan adjustment	1,535	2,128	9,276	6,384

Other comprehensive income, net of tax	31,720	26,317	136,332	161,779

Total comprehensive income	108,323	87,979	287,825	284,144
Less: Comprehensive income attributable to noncontrolling interest	3,334	2,373	2,425	1,135

Total comprehensive income attributable to American National	$104,989	$85,606	$285,400	$283,009

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)
			Nine months ended September 30,
			2017	2016
Common Stock
Balance at beginning and end of the period			$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,			16,406	13,689
Reissuance of treasury shares			1,964	1,825
Income tax effect from restricted stock arrangement			—	49
Amortization of restricted stock			618	631

Balance at end of the period			18,988	16,194

Accumulated Other Comprehensive Income
Balance as of January 1,			455,899	352,620
Other comprehensive income			136,332	161,779

Balance at end of the period			592,231	514,399

Retained Earnings
Balance as of January 1,			4,250,818	4,157,184
Net income attributable to American National			149,068	121,230
Cash dividends to common stockholders			(66,249)	(65,665)

Balance at end of the period			4,333,637	4,212,749

Treasury Stock
Balance as of January 1,			(101,777)	(102,043)
Reissuance of treasury shares			161	266

Balance at end of the period			(101,616)	(101,777)

Noncontrolling Interest
Balance as of January 1,			9,317	10,189
Contributions			224	1
Distributions			(2,492)	(2,323)
Net gain attributable to noncontrolling interest			2,425	1,135

Balance at end of the period			9,474	9,002

Total Equity			$4,883,546	$4,681,399

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2017	2016
		(As Revised)
OPERATING ACTIVITIES
Net income	$151,493	$122,365
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(59,338)	(38,209)
Other-than-temporary impairments	11,737	12,941
Amortization (accretion) of premiums, discounts and loan origination fees	(4,233)	(1,301)
Net capitalized interest on policy loans and mortgage loans	(25,218)	(23,344)
Depreciation	41,131	36,811
Interest credited to policyholders’ account balances	295,255	250,401
Charges to policyholders’ account balances	(183,558)	(194,046)
Deferred federal income tax expense	33,014	33,780
Equity in earnings of unconsolidated affiliates	(44,200)	(39,265)
Distributions from equity method investments	1,133	827
Changes in
Policyholder liabilities	273,411	266,909
Deferred policy acquisition costs	(69,407)	(26,708)
Reinsurance recoverables	(7,063)	(9,103)
Premiums due and other receivables	(38,499)	(23,532)
Prepaid reinsurance premiums	(2,500)	8,883
Accrued investment income	(3,596)	(2,869)
Current tax receivable/payable	21,571	(47,883)
Liability for retirement benefits	(7,934)	(11,360)
Other, net	(11,838)	14,463

Net cash provided by operating activities	371,361	329,760

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	599,202	362,950
Available-for-sale securities	433,514	394,436
Investment real estate	46,745	12,879
Mortgage loans	431,702	396,783
Policy loans	39,003	46,194
Other invested assets	62,815	22,918
Disposals of property and equipment	554	8,677
Distributions from unconsolidated affiliates	12,561	40,464
Payment for the purchase/origination of
Held-to-maturity securities	(690,190)	(112,679)
Available-for-sale securities	(535,617)	(575,299)
Investment real estate	(27,527)	(38,611)
Mortgage loans	(848,263)	(1,010,671)
Policy loans	(18,953)	(18,693)
Other invested assets	(33,062)	(51,516)
Additions to property and equipment	(19,162)	(24,337)
Contributions to unconsolidated affiliates	(23,267)	(107,998)
Change in short-term investments	(369,547)	55,149
Change in collateral held for derivatives	29,797	14,032
Other, net	19,055	14,040

Net cash used in investing activities	(890,640)	(571,282)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,607,263	1,197,460
Policyholders’ account withdrawals	(960,161)	(969,989)
Change in notes payable	2,084	17,631
Dividends to stockholders	(66,249)	(65,665)
Payments to noncontrolling interest	(2,268)	(2,322)

Net cash provided by financing activities	580,669	177,115

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,390	(64,407)
Beginning of the period	289,338	310,930

End of the period	$350,728	$246,523

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

Financial statement amounts previously reported were revised as shown below (in thousands):

	Nine months ended September 30, 2016
	As Reported	As Revised	Effect of Change
Statement of Cash Flow
Change in collateral held for derivatives	$—	$14,032	$14,032
Other investing activities, net	9,242	14,040	4,798
Net cash used in investing activities	(590,112)	(571,282)	18,830
Net decrease in cash and cash equivalents	(83,237)	(64,407)	18,830
Cash at beginning of period	190,237	310,930	120,693
Cash at end of period	107,000	246,523	139,523

Note 3 – Recently Issued Accounting Pronouncements

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company intends to adopt the standard effective January 1, 2018 using a modified retrospective approach. Since the majority of our revenues sources are insurance related and, accordingly, not in scope of the standard, we do not expect the adoption of the standard to be material to the Company’s results of operations or financial position. The Company is continuing to identify those contracts which are in the scope of the standard and assessing the impact of those non-insurance revenue streams. The Company has currently identified contracts within the scope of this guidance that total approximately $2,000,000, representing less than 1% of total premiums and other revenues.

In January 2016, the FASB issued guidance that will change certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments in unconsolidated entities be measured at fair value and the changes in fair value are recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adoption to the Company’s results of operations and financial position. The impact, if the guidance were effective in 2017, is an increase of $129 million in net investment income from the change in unrealized gains and losses on securities in the equity portfolio. The cumulative unrealized gains and losses at adoption will be reclassified from other comprehensive income to retained earnings.

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

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	September 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$271,297	$14,759	$(22)	$286,034
Foreign governments	4,023	657	—	4,680
Corporate debt securities	6,831,509	268,231	(15,252)	7,084,488
Residential mortgage-backed securities	232,678	11,504	(1,028)	243,154
Collateralized debt securities	925	50	—	975
Other debt securities	1,792	59	—	1,851

Total bonds held-to-maturity	7,342,224	295,260	(16,302)	7,621,182

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,221	536	(41)	28,716
U.S. states and political subdivisions	892,998	32,890	(1,343)	924,545
Foreign governments	5,000	1,506	—	6,506
Corporate debt securities	4,868,920	200,900	(15,224)	5,054,596
Residential mortgage-backed securities	15,149	47	(173)	15,023
Collateralized debt securities	3,285	674	(4)	3,955
Other debt securities	11,625	440	(176)	11,889

Total bonds available-for-sale	5,825,198	236,993	(16,961)	6,045,230

Equity securities
Common stock	745,018	940,944	(7,434)	1,678,528
Preferred stock	19,129	4,646	—	23,775

Total equity securities	764,147	945,590	(7,434)	1,702,303

Total investments in securities	$13,931,569	$1,477,843	$(40,697)	$15,368,715

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$301,994	$17,190	$(102)	$319,082
Foreign governments	4,057	659	—	4,716
Corporate debt securities	6,711,508	253,191	(38,721)	6,925,978
Residential mortgage-backed securities	229,758	14,112	(1,185)	242,685
Collateralized debt securities	1,290	64	—	1,354
Other debt securities	2,778	99	—	2,877

Total bonds held-to-maturity	7,251,385	285,315	(40,008)	7,496,692

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,062	594	(16)	25,640
U.S. states and political subdivisions	945,431	21,170	(6,378)	960,223
Foreign governments	5,000	1,567	—	6,567
Corporate debt securities	4,666,096	145,716	(31,049)	4,780,763
Residential mortgage-backed securities	18,588	2,267	(342)	20,513
Collateralized debt securities	5,574	821	(3)	6,392
Other debt securities	3,233	—	(55)	3,178

Total bonds available-for-sale	5,668,984	172,135	(37,843)	5,803,276

Equity securities
Common stock	713,099	810,611	(5,195)	1,518,515
Preferred stock	19,334	3,889	(62)	23,161

Total equity securities	732,433	814,500	(5,257)	1,541,676

Total investments in securities	$13,652,802	$1,271,950	$(83,108)	$14,841,644

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2017
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$403,881	$410,402	$234,115	$237,826
Due after one year through five years	3,715,433	3,898,649	1,680,069	1,761,874
Due after five years through ten years	2,772,273	2,850,963	3,300,320	3,421,349
Due after ten years	444,787	456,149	610,694	624,181
Without single maturity date	5,850	5,019	—	—

Total	$7,342,224	$7,621,182	$5,825,198	$6,045,230

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Proceeds from sales of available-for-sale securities	$72,910	$36,950	$117,467	$79,681
Gross realized gains	31,397	12,990	46,385	21,574
Gross realized losses	(4,837)	(244)	(4,983)	(582)

Gains and losses are determined using specific identification of the securities sold. During the nine months ended September 30, 2017, bonds with a carrying value of $25,266,000 transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ credit worthiness became evident. A realized loss of $6,000,000 was recorded in 2017 on a bond that was transferred due to an other-than-temporary impairment. During the nine months ended September 30, 2016 there were no bonds transferred from held-to-maturity to available-for-sale.

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Nine months ended September 30,
	2017	2016
Bonds available-for-sale	$85,740	$268,148
Equity securities	128,913	55,529

Change in net unrealized gains on securities during the year	214,653	323,677
Adjustments for
Deferred policy acquisition costs	(11,551)	(70,426)
Participating policyholders’ interest	(9,140)	(13,472)
Deferred federal income tax expense	(67,600)	(83,713)

Change in net unrealized gains on securities, net of tax	$126,362	$156,066

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2017
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(22)	$3,030	$—	$—	$(22)	$3,030
Corporate debt securities	(6,134)	521,274	(9,118)	147,053	(15,252)	668,327
Residential mortgage-backed securities	(527)	57,465	(501)	9,249	(1,028)	66,714

Total bonds held-to-maturity	(6,683)	581,769	(9,619)	156,302	(16,302)	738,071

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(41)	21,969	—	—	(41)	21,969
U.S. states and political subdivisions	(366)	39,274	(977)	27,202	(1,343)	66,476
Corporate debt securities	(4,267)	361,101	(10,957)	134,308	(15,224)	495,409
Residential mortgage-backed securities	(46)	12,570	(127)	1,492	(173)	14,062
Collateralized debt securities	—	—	(4)	127	(4)	127
Other Debt Securities	(176)	9,472	—	—	(176)	9,472

Total bonds available-for-sale	(4,896)	444,386	(12,065)	163,129	(16,961)	607,515

Equity securities
Common stock	(7,434)	64,921	—	—	(7,434)	64,921

Total equity securities	(7,434)	64,921	—	—	(7,434)	64,921

Total	$(19,013)	$1,091,076	$(21,684)	$319,431	$(40,697)	$1,410,507

	December 31, 2016
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(102)	$18,886	$—	$—	$(102)	$18,886
Corporate debt securities	(18,110)	971,361	(20,611)	186,262	(38,721)	1,157,623
Residential mortgage-backed securities	(558)	22,806	(627)	10,248	(1,185)	33,054

Total bonds held-to-maturity	(18,770)	1,013,053	(21,238)	196,510	(40,008)	1,209,563

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(16)	10,640	—	—	(16)	10,640
U.S. states and political subdivisions	(6,376)	282,141	(2)	122	(6,378)	282,263
Corporate debt securities	(19,828)	917,215	(11,221)	126,584	(31,049)	1,043,799
Residential mortgage-backed securities	(204)	12,420	(138)	3,982	(342)	16,402
Collateralized debt securities	—	1	(3)	146	(3)	147
Other Debt Securities	(55)	3,178	—	—	(55)	3,178

Total bonds available-for-sale	(26,479)	1,225,595	(11,364)	130,834	(37,843)	1,356,429

Equity securities
Common stock	(5,195)	53,068	—	—	(5,195)	53,068
Preferred stock	(62)	4,324	—	—	(62)	4,324

Total equity securities	(5,257)	57,392	—	—	(5,257)	57,392

Total	$(50,506)	$2,296,040	$(32,602)	$327,344	$(83,108)	$2,623,384

As of September 30, 2017, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	September 30, 2017			December 31, 2016
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$633,694	$662,865	4.9%	$667,561	$691,296	5.2%
AA	1,302,818	1,357,106	9.9	1,393,137	1,440,667	10.8
A	4,643,929	4,822,438	35.3	4,538,471	4,696,909	35.3
BBB	6,095,264	6,343,348	46.4	5,758,560	5,931,112	44.6
BB and below	491,717	480,655	3.5	562,640	539,984	4.1

Total	$13,167,422	$13,666,412	100.0%	$12,920,369	$13,299,968	100.0%

Equity securities by market sector distribution are shown below:

	September 30, 2017	December 31, 2016
Consumer goods	19.6%	20.4%
Energy and utilities	8.9	11.1
Finance	21.9	22.1
Healthcare	13.1	12.7
Industrials	9.5	9.0
Information technology	19.1	17.1
Other	7.9	7.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	September 30, 2017	December 31, 2016
East North Central	14.9%	16.2%
East South Central	3.2	3.7
Mountain	13.8	10.6
Pacific	18.6	17.6
South Atlantic	14.0	15.1
West South Central	29.1	31.0
Other	6.4	5.8

Total	100.0%	100.0%

For the nine months ended September 30, 2017, American National foreclosed on one loan with a recorded investment of $2,285,000, and three loans with a total recorded investment of $14,926,000 were in the process of foreclosure. For the year ended December 31, 2016, American National did not foreclose on any loans, and one loan with a recorded investment of $1,940,000, was in the process of foreclosure. American National did not sell any loans during the nine months ended September 30, 2017 or during the year ended December 31, 2016.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
September 30, 2017	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$—	$—	$—	$—	$756,086	$756,086	15.8
Office	10,103	6,235	8,882	25,220	1,703,700	1,728,920	36.0
Retail	—	—	—	—	749,982	749,982	15.6
Other	—	—	—	—	1,564,350	1,564,350	32.6

Total	$10,103	$6,235	$8,882	$25,220	$4,774,118	$4,799,338	100.0

Allowance for loan losses						(16,535)

Total, net of allowance						$4,782,803

December 31, 2016
Industrial	$—	$2,300	$—	$2,300	$744,472	$746,772	17.1
Office	—	—	6,059	6,059	1,541,880	1,547,939	35.5
Retail	—	—	—	—	736,121	736,121	16.9
Other	20,179	9,280	—	29,459	1,300,245	1,329,704	30.5

Total	$20,179	$11,580	$6,059	$37,818	$4,322,718	$4,360,536	100.0

Allowance for loan losses						(12,490)

Total, net of allowance						$4,348,046

Total mortgage loans are net of unamortized purchase discounts of $59,000 and $233,000 and unamortized origination fees of $31,980,000 and $33,019,000 at September 30, 2017 and December 31, 2016, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance, 2017	430	$4,358,596	$11,488	2	$1,940	$1,002	432	$4,360,536	$12,490
Change in allowance	—	—	2,222	—	—	1,823	—	—	4,045
Net change in recorded investment	18	417,657	—	1	4,610	—	19	422,267	—

Ending balance at September 30, 2017	448	$4,776,253	$13,710	3	$6,550	$2,825	451	$4,782,803	$16,535

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Nine months ended September 30,
	2017			2016
	Number of loans	Recorded investment pre- modification	Recorded investment post modification	Number of loans	Recorded investment pre- modification	Recorded investment post modification
Retail	—	$—	$—	2	$10,189	$10,189
Offices	1	10,103	10,103	—	—	—
Other (hotel/motel)	5	24,801	24,801	—	—	—

Total	6	$34,904	$34,904	2	$10,189	$10,189

There are $7,739,000 of commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring, and there have been no defaults on modified loans during the periods presented.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows:

	September 30, 2017	December 31, 2016
Industrial	5.9%	9.2%
Office	39.9	37.8
Retail	38.5	37.2
Other	15.7	15.8

Total	100.0%	100.0%

	September 30, 2017	December 31, 2016
East North Central	6.2%	8.8%
East South Central	3.5	3.4
Mountain	12.8	12.0
Pacific	7.7	6.1
South Atlantic	13.4	13.0
West South Central	51.9	52.2
Other	4.5	4.5

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	September 30, 2017	December 31, 2016
Investment real estate	$153,793	$173,816
Short-term investments	1,000	1
Cash and cash equivalents	4,146	6,099
Other receivables	4,645	6,456
Other assets	11,652	8,820

Total assets of consolidated VIEs	$175,236	$195,192

Notes payable	$138,165	$136,080
Other liabilities	5,103	10,037

Total liabilities of consolidated VIEs	$143,268	$146,117

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $28,552,000 and $31,795,000 at September 30, 2017 and December 31, 2016, respectively.

The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

Interest rate	Maturity	September 30, 2017	December 31, 2016
Prime	2018	$2	$1,267
LIBOR	2020	9,700	7,318
90 day LIBOR + 2.5%	2021	40,123	37,074
4% fixed	2022	88,340	90,421

Total		$138,165	$136,080

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require unanimous consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	September 30, 2017		December 31, 2016
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Investment in unconsolidated affiliates	$341,802	$341,802	$323,933	$323,933
Mortgage loans	603,655	603,655	481,799	481,799
Accrued investment income	2,166	2,166	1,919	1,919

As of September 30, 2017, no real estate investments were classified as held for sale.

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

		September 30, 2017			December 31, 2016
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	465	$1,739,400	$189,674	442	$1,414,100	$156,479
Equity-indexed embedded derivative	Policyholders’ account balances	72,684	1,642,300	439,246	62,481	1,289,800	314,330

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Equity-indexed options	Net investment income	$20,992	$15,040	$57,555	$17,190
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(25,637)	(15,054)	(69,741)	(21,227)

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

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		September 30, 2017
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess and Restricted Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$47,205	$47,623	$47,205	$418	$—
Goldman-Sachs	A3/BBB+	820	780	780	—	40
ING	Baa1/A-	26,098	23,230	23,230	—	2,868
JP Morgan	A3/A-	185	—	—	—	185
Morgan Stanley	A3/BBB+	15,930	16,376	15,930	446	—
NATIXIS*	A2/A	29,182	28,910	—	28,910	29,182
SunTrust	Baa1/BBB+	32,971	32,010	32,010	—	961
Wells Fargo	A2/A	37,283	36,090	36,090	—	1,193

	Total	$189,674	$185,019	$155,245	$29,774	$34,429

		December 31, 2016
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess and Restricted Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$33,839	$35,063	$33,839	$1,224	$—
Citigroup	Baa1/BBB+	2,249	—	—	—	2,249
Goldman-Sachs	A3/BBB+	1,452	1,400	1,400	—	52
ING	Baa1/A-	29,609	26,430	26,430	—	3,179
JP Morgan	A3/A-	163	—	—	—	163
Morgan Stanley	A3/BBB+	17,864	17,680	17,680	—	184
NATIXIS*	A2/A	24,804	26,620	—	26,620	24,804
SunTrust	Baa1/BBB+	19,559	19,960	19,559	401	—
Wells Fargo	A2/A	26,940	26,540	26,540	—	400

	Total	$156,479	$153,693	$125,448	$28,245	$31,031

*	Collateral Restrictions

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Bonds	$134,990	$137,322	$404,793	$416,301
Equity securities	9,688	9,094	28,694	28,421
Mortgage loans	54,913	61,277	179,933	158,593
Real estate	8,233	2,395	6,484	950
Options	20,992	15,040	57,555	17,190
Other invested assets	12,389	2,656	26,867	13,093

Total	$241,205	$227,784	$704,326	$634,548

Realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Bonds	$6,116	$8,412	$16,184	$13,005
Equity securities	26,842	17,599	41,937	28,529
Mortgage loans	(664)	(883)	(5,369)	176
Real estate	(161)	(2,928)	4,838	(2,655)
Other invested assets	1,796	(19)	1,748	(846)

Total	$33,929	$22,181	$59,338	$38,209

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Bonds	$(47)	$(94)	$(6,047)	$(94)
Equity securities	(3,438)	(5,820)	(5,690)	(12,847)

Total	$(3,485)	$(5,914)	$(11,737)	$(12,941)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,342,224	$7,621,182	$7,251,385	$7,496,692
Fixed maturity securities, bonds available-for-sale	6,045,230	6,045,230	5,803,276	5,803,276
Equity securities	1,702,303	1,702,303	1,541,676	1,541,676
Equity-indexed options	189,674	189,674	156,479	156,479
Mortgage loans on real estate, net of allowance	4,782,803	4,866,171	4,348,046	4,435,530
Policy loans	376,850	376,850	384,376	384,376
Short-term investments	561,773	561,773	192,226	192,226
Separate account assets	933,811	933,811	941,612	941,612

Total financial assets	$21,934,668	$22,296,994	$20,619,076	$20,951,867

Financial liabilities
Investment contracts	$8,916,612	$8,916,612	$8,785,412	$8,785,412
Embedded derivative liability for equity-indexed contracts	439,246	439,246	314,330	314,330
Notes payable	138,165	138,165	136,080	136,080
Separate account liabilities	933,811	933,811	941,612	941,612

Total financial liabilities	$10,427,834	$10,427,834	$10,177,434	$10,177,434

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Embedded Derivative— The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 index within index annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:

•	Lapse rate assumptions are determined by company experience. Lapse rates are generally assumed to be lower during a contract’s surrender charge period and then higher once the surrender charge period has ended. Decreases to the assumed lapse rates generally increase the fair value of the liability as more policyholders persist to collect the crediting interest pertaining to the indexed product. Increases to the lapse rate assumption will have the inverse effect decreasing the fair value.

•	Mortality rate assumptions vary by age and by gender based on company and industry experience. Decreases to the assumed mortality rates increase the fair value of the liabilities as more policyholders earn crediting interest. Increases to the assumed mortality rates decrease the fair value as higher decrements reduce the potential for future interest credits.

•	Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At September 30, 2017 and December 31, 2016, the one year implied volatility used to estimate embedded derivative value was 13.5% and 16.5%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

Fair Value
	September 30, 2017	December 31, 2016	Unobservable Input	Range
Indexed Annuities	$428.0	$306.5	Lapse Rate	1%-66%
			Mortality Multiplier	90%-100%
			Equity Volatility	12%-40%
Indexed Life	11.2	7.8	Lapse Rate	—
			Mortality Multiplier	—
			Equity Volatility	12%-40%

Note 9 – Fair Value of Financial Instruments – (Continued)

Other Financial Instruments—Other financial instruments classified as Level 3 measurements, as there is little or no market activity, are as follows:

Policy loans—The carrying value of policy loans is the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans such that they cannot be separated from the policy contracts, the unpredictable timing of repayments and the fact that settlement is at outstanding value, American National believes the carrying value of policy loans approximates fair value.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of September 30, 2017
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$286,034	$—	$286,034	$—
Foreign governments	4,680	—	4,680	—
Corporate debt securities	7,084,488	—	7,057,070	27,418
Residential mortgage-backed securities	243,154	—	242,279	875
Collateralized debt securities	975	—	975	—
Other debt securities	1,851	—	—	1,851

Total bonds held-to-maturity	7,621,182	—	7,591,038	30,144

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,716	—	28,716	—
U.S. states and political subdivisions	924,545	—	922,090	2,455
Foreign governments	6,506	—	6,506	—
Corporate debt securities	5,054,596	—	5,054,209	387
Residential mortgage-backed securities	15,023	—	15,023	—
Collateralized debt securities	3,955	—	3,955	—
Other debt securities	11,889	—	11,889	—

Total bonds available-for-sale	6,045,230	—	6,042,388	2,842

Equity securities
Common stock	1,678,528	1,678,400	—	128
Preferred stock	23,775	23,775	—	—

Total equity securities	1,702,303	1,702,175	—	128

Options	189,674	—	—	189,674
Mortgage loans on real estate	4,866,171	—	4,866,171	—
Policy loans	376,850	—	—	376,850
Short-term investments	561,773	—	561,773	—
Separate account assets	933,811	—	933,811	—

Total financial assets	$22,296,994	$1,702,175	$19,995,181	$599,638

Financial liabilities
Investment contracts	$8,916,612	$—	$—	$8,916,612
Embedded derivative liability for equity-indexed contracts	439,246	—	—	439,246
Notes payable	138,165	—	—	138,165
Separate account liabilities	933,811	—	933,811	—

Total financial liabilities	$10,427,834	$—	$933,811	$9,494,023

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$319,082	$—	$319,082	$—
Foreign governments	4,716	—	4,716	—
Corporate debt securities	6,925,978	—	6,875,015	50,963
Residential mortgage-backed securities	242,685	—	241,779	906
Collateralized debt securities	1,354	—	—	1,354
Other debt securities	2,877	—	—	2,877

Total bonds held-to-maturity	7,496,692	—	7,440,592	56,100

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,640	—	25,640	—
U.S. states and political subdivisions	960,223	—	957,748	2,475
Foreign governments	6,567	—	6,567	—
Corporate debt securities	4,780,763	—	4,773,516	7,247
Residential mortgage-backed securities	20,513	—	17,909	2,604
Collateralized debt securities	6,392	—	4,454	1,938
Other debt securities	3,178	—	3,178	—

Total bonds available-for-sale	5,803,276	—	5,789,012	14,264

Equity securities
Common stock	1,518,515	1,518,515	—	—
Preferred stock	23,161	23,161	—	—

Total equity securities	1,541,676	1,541,676	—	—

Options	156,479	—	—	156,479
Mortgage loans on real estate	4,435,530	—	4,435,530	—
Policy loans	384,376	—	—	384,376
Short-term investments	192,226	—	192,226	—
Separate account assets	941,612	—	941,612	—

Total financial assets	$20,951,867	$1,541,676	$18,798,972	$611,219

Financial liabilities
Investment contracts	$8,785,412	$—	$—	$8,785,412
Embedded derivative liability for equity-indexed contracts	314,330	—	—	314,330
Notes payable	136,080	—	—	136,080
Separate account liabilities	941,612	—	941,612	—

Total financial liabilities	$10,177,434	$—	$941,612	$9,235,822

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended September 30,			Nine months ended September 30,
	Assets		Liability	Assets		Liability
	Investment	Equity-Indexed	Embedded	Investment	Equity-Indexed	Embedded
	Securities	Options	Derivative	Securities	Options	Derivative
Beginning balance, 2017	$15,852	$172,377	$390,189	$14,264	$156,479	$314,330
Total realized and unrealized investment losses included in other comprehensive income	(3,703)	—	—	(8,065)	—	—
Net fair value change included in realized gains (losses)	—	—	—	—	—	—
Net gain for derivatives included in net investment income	—	20,671	—	—	57,004	—
Net change included in interest credited	—	—	25,637	—	—	69,741
Purchases, sales and settlements or maturities
Purchases	—	12,047	—	—	33,062	—
Sales	(5,297)	—	—	(8,836)	(12,837)	—
Settlements or maturities	(4,010)	(15,421)	—	(7,020)	(44,034)	—
Premiums less benefits	—	—	23,420	—	—	55,175
Carry value transfers in	—	—	—	15,000	—	—
Gross transfers into Level 3	—	—	—	382	—	—
Gross transfers out of Level 3	—	—	—	(2,883)	—	—

Ending balance at September 30, 2017	$2,842	$189,674	$439,246	$2,842	$189,674	$439,246

Beginning balance, 2016	$21,666	$134,575	$278,570	$20,130	$123,007	$242,412
Total realized and unrealized investment gains included in other comprehensive income	128	—	—	639	—	—
Net fair value change included in realized losses	(2)	—	—	(1)	—	—
Net gain for derivatives included in net investment income	—	14,716	—	—	16,866	—
Net change included in interest credited	—	—	15,054	—	—	21,227
Purchases, sales and settlements or maturities
Purchases	—	7,786	—	—	20,257	—
Sales	—	—	—	—	—	—
Settlements or maturities	—	(11,627)	—	(389)	(14,680)	—
Premiums less benefits	—	—	4,875	—	—	34,860
Gross transfers into Level 3	—	—	—	1,413	—	—
Gross transfers out of Level 3	(504)	—	—	(504)	—	—

Ending balance at September 30, 2016	$21,288	$145,450	$298,499	$21,288	$145,450	$298,499

Within the net gain for derivatives included in net investment income were unrealized gains of $26,489,000, and $34,146,000 relating to assets still held at September 30, 2017, and 2016, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. The transfers into Level 3 during the nine months ended September 30, 2017 and 2016 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of September 30, 2017. The transfers out of Level 3 during the nine months ended September 30, 2017 and 2016 were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Beginning balance, 2017	$745,840	$394,208	$40,620	$113,775	$1,294,443

Additions	92,752	77,414	8,435	215,626	394,227
Amortization	(48,702)	(54,438)	(11,352)	(210,328)	(324,820)
Effect of change in unrealized gains on available-for-sale securities	(5,558)	(5,993)	—	—	(11,551)

Net change	38,492	16,983	(2,917)	5,298	57,856

Ending balance at September 30, 2017	$784,332	$411,191	$37,703	$119,073	$1,352,299

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2017	2016
Unpaid claims balance, beginning	$1,140,723	$1,104,302
Less reinsurance recoverables	216,903	217,337

Net beginning balance	923,820	886,965

Incurred related to
Current	847,289	804,177
Prior years	(61,284)	(26,632)

Total incurred claims	786,005	777,545

Paid claims related to
Current	483,111	472,413
Prior years	259,478	271,701

Total paid claims	742,589	744,114

Net balance	967,236	920,396
Plus reinsurance recoverables	232,187	247,998

Unpaid claims balance, ending	$1,199,423	$1,168,394

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $61,284,000 during the first nine months of 2017 and decreased by approximately $26,632,000 during the first nine months of 2016. This was a reflection of lower-than-anticipated losses in the first nine months of 2017 related to accident years prior to 2017 in the auto, business owner and commercial package policy lines of business.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at September 30, 2017 was $29,887,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax on pre-tax income	$39,534	35.0%	$29,488	35.0%	$74,001	35.0%	$52,771	35.0%
Tax-exempt investment income	(1,737)	(1.5)	(1,980)	(2.4)	(5,338)	(2.5)	(5,926)	(3.9)
Deferred tax change	29	—	—	—	(1,202)	(0.6)	(10,508)	(7.0)
Dividend exclusion	(2,078)	(1.8)	(1,917)	(2.3)	(6,242)	(3.0)	(6,143)	(4.1)
Miscellaneous tax credits, net	(2,268)	(2.0)	(2,430)	(2.9)	(7,067)	(3.3)	(7,546)	(5.0)
Low income housing tax credit expense	1,254	1.1	1,294	1.5	3,763	1.8	3,883	2.6
Other items, net	1,701	1.5	(1,907)	(2.3)	2,023	0.9	(765)	(0.5)

Provision for federal income tax before interest expense	36,435	32.3	22,548	26.6	59,938	28.3	25,766	17.1
Interest expense	(84)	(0.1)	42	—	—	—	2,644	1.8

Total	$36,351	32.2%	$22,590	26.6%	$59,938	28.3%	$28,410	18.9%

American National made income tax payments of $8,466,000 and $35,458,000 during the nine months ended September 30, 2017 and 2016, respectively.

Management believes sufficient taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of September 30, 2017 and 2016. There are no net operating or capital loss carryforwards that will expire by December 31, 2017.

American National’s federal income tax returns for years 2013 to 2016 and years 2005 to 2009 are in process of being closed by the Internal Revenue Service. We have received $8.0 million in refunds related to these years. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties or interest were established during 2017 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Beginning balance, 2017	$547,138	$(88,603)	$(2,636)	$455,899
Amounts reclassified from AOCI (net of tax benefit $12,657 and expense $4,995)	(23,507)	9,276	—	(14,231)
Unrealized holding gains arising during the period (net of tax expense $87,786)	163,031	—	—	163,031
Unrealized adjustment to DAC (net of tax benefit $4,330)	(7,221)	—	—	(7,221)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,199)	(5,941)	—	—	(5,941)
Foreign currency adjustment (net of tax expense $374)	—	—	694	694

Ending balance at September 30, 2017	$673,500	$(79,327)	$(1,942)	$592,231

Beginning balance, 2016	$453,434	$(97,889)	$(2,925)	$352,620
Amounts reclassified from AOCI (net of tax benefit $7,078 and expense $3,438)	(13,145)	6,384	—	(6,761)
Unrealized holding gains arising during the period (net of tax expense $120,365)	223,535	—	—	223,535
Unrealized adjustment to DAC (net of tax benefit $24,859)	(45,567)	—	—	(45,567)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $4,715)	(8,757)	—	—	(8,757)
Foreign currency adjustment (net of tax benefit $361)	—	—	(671)	(671)

Ending balance at September 30, 2016	$609,500	$(91,505)	$(3,596)	$514,399

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30, 2017	December 31, 2016
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,900,565)	(3,917,933)

Outstanding shares	26,931,884	26,914,516
Restricted shares	(74,000)	(76,000)

Unrestricted outstanding shares	26,857,884	26,838,516

Stock-based compensation

American National has a stock-based compensation plan, which allows for grants of Non-Qualified Stock Options, Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, Restricted Stock Units (“RSU”), Performance Awards, Incentive Awards or any combination thereof. This plan is administered by the American National Board Compensation Committee. To date, only SAR, RS and RSU awards have been made. All awards are subject to review and approval by the Board Compensation Committee both at the time of setting applicable performance objectives and at payment of the awards. The number of shares available for grants under the plan cannot exceed 2,900,000 shares, and no more than 200,000 shares may be granted to any one individual in any calendar year. Grants were made to certain officers meeting established performance objectives, and grants are made to directors as compensation and to align their interests with those of other shareholders.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	6,153	$113.36	76,000	$110.73	100,445	$105.97
Granted	—	—	—	—	16,500	117.89
Exercised	—	—	(2,000)	130.52	(62,079)	108.91
Forfeited	—	—	—	—	(2,069)	104.17
Expired	(3,234)	118.37	—	—	—	—

Outstanding at September 30, 2017	2,919	$107.81	74,000	$110.19	52,797	$106.26

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.77	3.01	0.90
Exercisable shares	2,919	N/A	N/A
Weighted-average exercise price	$107.81	$110.19	$106.26
Weighted-average exercise price exercisable shares	107.81	N/A	N/A
Compensation expense (credit)
Three months ended September 30, 2017	$5,000	$206,000	$565,000
Three months ended September 30, 2016	98,000	212,000	1,297,000
Nine months ended September 30, 2017	(44,000)	618,000	2,214,000
Nine months ended September 30, 2016	135,000	631,000	5,744,000
Fair value of liability award
September 30, 2017	$34,000	N/A	$6,479,000
December 31, 2016 (restated)	213,000	N/A	13,197,000

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding	26,894,538	26,908,032	26,895,952	26,908,619
Incremental shares from RS awards and RSUs	64,126	59,299	63,275	57,768

Total shares for diluted calculations	26,958,664	26,967,331	26,959,227	26,966,387

Net income attributable to American National (in thousands)	$73,269	$59,289	$149,068	$121,230
Basic earnings per share	$2.72	$2.20	$5.54	$4.51
Diluted earnings per share	2.72	2.20	5.53	4.50

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2017 and December 31, 2016, American National Insurance Company’s statutory capital and surplus was $3,070,652,000 and $2,985,909,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2017 and December 31, 2016, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $63,571,000 and $66,683,000 at September 30, 2017 and September 30, 2016, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30, 2017	December 31, 2016
Statutory capital and surplus
Life insurance entities	$1,978,684	$1,921,171
Property and casualty insurance entities	1,102,644	1,074,525

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Statutory net income
Life insurance entities	$9,674	$22,226	$28,016	$45,335
Property and casualty insurance entities	20,096	11,417	21,268	14,674

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

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at September 30, 2017 and December 31, 2016.

American National Insurance Company and its subsidiaries exercise significant control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $2,724,000 and $2,567,000 at September 30, 2017 and December 31, 2016, respectively.

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Life	$15,647	$9,547	$30,950	$22,832
Annuity	15,014	13,567	56,638	49,001
Health	3,714	(6,487)	9,263	(2,702)
Property and Casualty	15,431	663	8,587	2,878
Corporate and Other	40,761	30,432	61,793	39,501

Total	$90,567	$47,722	$167,231	$111,510

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at September 30, 2017, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $827,681,000 of which $250,638,000 is expected to be funded in 2017 with the remainder funded in 2018 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2017 and December 31, 2016, the outstanding letters of credit were $11,087,000 and $9,473,000, respectively, and there were no borrowings on this facility. This facility expires on October 30, 2017. American National expects it will be able to be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2017, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $208,361,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Nine months ended September 30,		September 30,	December 31,
Related Party	Financial Statement Line Impacted	2017	2016	2017	2016
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,139	$1,060	$2,617	$3,756
Gal-Tex Hotel Corporation	Net investment income	177	256	16	23
Greer, Herz & Adams, LLP	Other operating expenses	8,072	7,610	(374)	(283)

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

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Premiums	$537,517	$507,337	$30,180	$1,523,808	$1,511,035	$12,773
Other policy revenues	54,030	64,210	(10,180)	183,558	194,046	(10,488)
Net investment income	241,205	227,784	13,421	704,326	634,548	69,778
Realized investments gains, net	30,444	16,267	14,177	47,601	25,268	22,333
Other income	9,554	7,544	2,010	27,347	23,663	3,684

Total premiums and other revenues	872,750	823,142	49,608	2,486,640	2,388,560	98,080

Benefits, losses and expenses
Policyholder benefits	179,886	179,005	881	499,363	546,432	(47,069)
Claims incurred	266,563	272,849	(6,286)	796,059	778,386	17,673
Interest credited to policyholders’ account balances	104,699	87,973	16,726	295,255	250,401	44,854
Commissions for acquiring and servicing policies	141,645	122,382	19,263	408,576	350,211	58,365
Other operating expenses	121,615	118,755	2,860	389,563	378,328	11,235
Change in deferred policy acquisition costs (1)	(32,225)	(5,544)	(26,681)	(69,407)	(26,708)	(42,699)

Total benefits and expenses	782,183	775,420	6,763	2,319,409	2,277,050	42,359

Income before other items and federal income taxes	$90,567	$47,722	$42,845	$167,231	$111,510	$55,721

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents a increase to expenses in the period indicated.

Consolidated earnings increased during the three months ended September 30, 2017 compared to 2016 primarily due to an increase in all insurance segments, and an increase in realized investment gains attributable to the sale of equity securities. Consolidated earnings increased during the nine months ended September 30, 2017 compared to 2016 primarily due to an increase in net investment income and realized investment gains. The increase in net investment income is attributable to higher realized investment earnings in the life and annuity segment and increased investment income on mortgage loans. The increase in realized investment gains is attributable to an increase in the sale of equity securities and certain real estate holdings.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Premiums	$84,862	$83,521	$1,341	$241,623	$235,691	$5,932
Other policy revenues	50,959	61,445	(10,486)	173,332	185,632	(12,300)
Net investment income	59,336	59,055	281	182,234	169,299	12,935
Other income	578	491	87	1,697	1,561	136

Total premiums and other revenues	195,735	204,512	(8,777)	598,886	592,183	6,703

Benefits, losses and expenses
Policyholder benefits	101,847	103,873	(2,026)	299,864	296,398	3,466
Interest credited to policyholders’ account balances	16,484	13,822	2,662	51,765	47,377	4,388
Commissions for acquiring and servicing policies	38,011	36,154	1,857	109,594	97,137	12,457
Other operating expenses	49,232	45,362	3,870	150,763	147,191	3,572
Change in deferred policy acquisition costs (1)	(25,486)	(4,246)	(21,240)	(44,050)	(18,752)	(25,298)

Total benefits and expenses	180,088	194,965	(14,877)	567,936	569,351	(1,415)

Income before other items and federal income taxes	$15,647	$9,547	$6,100	$30,950	$22,832	$8,118

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three months ended September 30, 2017 compared to 2016 primarily due to a decrease in incurred claims and to a lesser extent, an increase in premiums. Earnings increased during the nine months ended September 30, 2017 compared to 2016 primarily due to higher realized investment earnings, somewhat offset by an increase in claims.

Premiums and other revenues

Premiums increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to continued growth in renewal premium on traditional life products.

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

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Traditional Life	$14,263	$12,551	$1,712	$43,967	$39,864	$4,103
Universal Life	6,237	5,380	857	17,727	14,345	3,382
Indexed UL	7,584	5,721	1,863	20,371	17,310	3,061
Variable UL	2	—	2	2	24	(22)

Total Recurring	$28,086	$23,652	$4,434	$82,067	$71,543	$10,524

Single and excess	$721	$515	$206	$2,143	$1,470	$673
Credit life	1,087	1,179	(92)	3,156	3,224	(68)

Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums and 15% of credit life premium. Life insurance sales measure activity associated with gaining new insurance business in the current period, and include deposits received related to interest sensitive life and universal life-type products. In contrast, GAAP premium revenues are associated with policies sold in current and prior periods including deposits received on interest sensitive life and universal life-type products which are recorded in a policyholder account and reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Life insurance sales increased for all major lines during the three and nine months ended September 30, 2017 compared to 2016.

Benefits, losses and expenses

Policyholder benefits decreased during the three months ended September 30, 2017 compared to 2016 primarily due to a decrease in the frequency of incurred claims. Policyholder benefits increased during the nine months ended September 30, 2017 compared to 2016 primarily due to an increase in the severity of incurred claims.

Commissions increased during the three and nine months ended September 30, 2017 compared to 2016, which was commensurate with the increase in life sales.

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Acquisition cost capitalized	$32,102	$25,561	$6,541	$92,752	$80,025	$12,727
Amortization of DAC	(6,616)	(21,315)	14,699	(48,702)	(61,273)	12,571

Change in DAC	$25,486	$4,246	$21,240	$44,050	$18,752	$25,298

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	September 30, 2017	December 31, 2016	Change
Life insurance in-force
Traditional life	$71,947,551	$67,649,433	$4,298,118
Interest-sensitive life	29,085,048	27,971,646	1,113,402

Total life insurance in-force	$101,032,599	$95,621,079	$5,411,520

The following table summarizes changes in the Life segment’s number of policies in-force:

	September 30, 2017	December 31, 2016	Change
Number of policies in-force
Traditional life	1,813,237	1,841,359	(28,122)
Interest-sensitive life	229,303	222,845	6,458

Total number of policies	2,042,540	2,064,204	(21,664)

Total life insurance in-force increased during the nine months ended September 30, 2017 compared to December 31, 2016 due to increased sales, despite a reduction of policies in-force. The reduction in policies in-force reflects higher lapse rates of lower face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Premiums	$65,007	$61,279	$3,728	$160,205	$217,517	$(57,312)
Other policy revenues	3,071	2,765	306	10,226	8,414	1,812
Net investment income	145,906	128,764	17,142	417,535	369,300	48,235
Other income	613	647	(34)	2,252	2,409	(157)

Total premiums and other revenues	214,597	193,455	21,142	590,218	597,640	(7,422)

Benefits, losses and expenses
Policyholder benefits	78,039	75,132	2,907	199,499	250,034	(50,535)
Interest credited to policyholders’ account balances	88,215	74,151	14,064	243,490	203,024	40,466
Commissions for acquiring and servicing policies	27,339	19,807	7,532	78,030	63,078	14,952
Other operating expenses	11,796	11,191	605	35,537	40,157	(4,620)
Change in deferred policy acquisition costs (1)	(5,806)	(393)	(5,413)	(22,976)	(7,654)	(15,322)

Total benefits and expenses	199,583	179,888	19,695	533,580	548,639	(15,059)

Income before other items and federal income taxes	$15,014	$13,567	$1,447	$56,638	$49,001	$7,637

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to increased assets, as measured by account value and reserves, leading to an increase in investment income net of interest credited to policyholders’ account balances.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Fixed deferred annuity	$179,927	$86,331	$93,596	$634,083	$416,279	$217,804
Single premium immediate annuity	72,987	67,034	5,953	189,888	244,198	(54,310)
Equity-indexed deferred annuity	237,914	139,580	98,334	627,714	440,851	186,863
Variable deferred annuity	17,648	17,678	(30)	57,560	58,252	(692)

Total premium and deposits	508,476	310,623	197,853	1,509,245	1,159,580	349,665
Less: Policy deposits	443,469	249,344	194,125	1,349,040	942,063	406,977

Total earned premiums	$65,007	$61,279	$3,728	$160,205	$217,517	$(57,312)

Sales strengthened during the third quarter of 2017 led by the fixed deferred and equity indexed products. Earned premium, however, which is reflective of single premium immediate annuity sales, decreased during the first nine months of 2017 compared to 2016.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Nine months ended September 30,
	2017	2016
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,118,350	$8,880,448
Net inflows	1,045,393	682,363
Surrenders	(575,970)	(637,987)
Fees	(5,097)	(4,247)
Interest credited	236,133	198,328

Account value, end of period	9,818,809	9,118,905

Single premium immediate annuity
Reserve, beginning of period	1,566,440	1,398,481
Net inflows	52,883	123,456
Interest and mortality	42,319	40,432

Reserve, end of period	1,661,642	1,562,369

Variable deferred annuity
Account value, beginning of period	392,345	417,821
Net inflows	54,999	39,894
Surrenders	(111,938)	(53,584)
Fees	(3,381)	(2,527)
Change in market value and other	50,156	7,563

Account value, end of period	382,181	409,167

Total account value, end of period	$11,862,632	$11,090,441

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts. The decrease in the level of benefits for the nine months ended September 30, 2017 compared to 2016 was commensurate with decreases in SPIA premium relative to the prior year.

Commissions increased during the three and nine months ended September 30, 2017 compared to 2016 driven by an increase in sales of deferred annuity and equity indexed products.

Other operating expenses decreased during the nine months ended September 30, 2017 compared to 2016 due to higher expenses incurred relating to premium tax in the third quarter of 2016.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Acquisition cost capitalized	$26,558	$16,455	$10,103	$77,414	$59,750	$17,664
Amortization of DAC	(20,752)	(16,062)	(4,690)	(54,438)	(52,096)	(2,342)

Change in DAC	$5,806	$393	$5,413	$22,976	$7,654	$15,322

The change in DAC increased during the nine months ended September 30, 2017 compared to 2016 due to an increase in capitalization, which is primarily driven by the increase in commissions.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the nine months ended September 30, 2017 and 2016 were 37.0% and 36.0%, respectively, with 2017 being slightly less favorable.

Options and Derivatives

Net investment income without equity-indexed options or “option return” increased primarily due to increased assets, as measured by account value and reserves for the three and nine months ended September 30, 2017 compared to 2016.

The S&P 500 Index increased by approximately 12.5% and 6.1% in the nine months ended September 30, 2017 and 2016, respectively. This change in index performance led to an increase in the option return of $35.6 million during the nine months ended September 30, 2017 compared to 2016, offset by a $43.2 million increase in the related equity-indexed embedded derivative for a net decrease in earnings of $7.6 million. This derivative-related decrease in earnings is more than offset by fixed investment income on indexed annuity reserves outpacing indexed annuity host interest accrual by $15.3 million, netting to an improvement in margin of $7.7 million.

The following table summarizes the incremental impact of the investment performance of “option return” on net investment income, and the impact of the equity-indexed annuity embedded derivatives to interest credited to policyholder’s account balances (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Net investment income
Without option return	$127,369	$116,291	$11,078	$366,854	$354,284	$12,570
Option return	18,537	12,473	6,064	50,681	15,016	35,665
Interest credited to policy account balances
Without embedded derivatives	63,677	60,513	3,164	180,232	182,999	(2,767)
Equity-indexed annuity embedded derivatives	24,538	13,638	10,900	63,258	20,025	43,233

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Premiums	$41,832	$43,879	$(2,047)	$115,464	$131,020	$(15,556)
Net investment income	2,415	2,474	(59)	7,427	7,442	(15)
Other income	5,531	4,392	1,139	14,198	13,208	990

Total premiums and other revenues	49,778	50,745	(967)	137,089	151,670	(14,581)

Benefits, losses and expenses
Claims incurred	28,385	39,375	(10,990)	76,171	101,994	(25,823)
Commissions for acquiring and servicing policies	7,835	6,592	1,243	19,995	16,850	3,145
Other operating expenses	9,076	10,722	(1,646)	28,743	32,635	(3,892)
Change in deferred policy acquisition costs (1)	768	543	225	2,917	2,893	24

Total benefits and expenses	46,064	57,232	(11,168)	127,826	154,372	(26,546)

Income before other items and federal income taxes	$3,714	$(6,487)	$10,201	$9,263	$(2,702)	$11,965

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings increased during the three and nine months ended September 30, 2017 compared to 2016, primarily due to a change in estimate which decreased the amount of ceded claim reserves during the third quarter of 2016. Earnings also increased due to the improvement in the closed medical expense block results and the absence of a group health plan that was not renewed effective January 1, 2017.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Medicare Supplement	$16,780	40.0%	$16,879	38.5%	$49,631	43.0%	$51,755	39.5%
Credit accident and health	4,467	10.7	4,363	9.9	13,699	11.9	10,551	8.1
MGU	9,587	22.9	4,870	11.1	18,485	16.0	13,135	10.0
Supplemental insurance	6,432	15.4	6,845	15.6	18,900	16.4	17,293	13.2
Medical expense	3,186	7.6	3,416	7.8	9,566	8.3	10,621	8.1
Group health	201	0.5	6,152	14.0	1,410	1.2	23,569	18.0
All other	1,179	2.9	1,354	3.1	3,773	3.2	4,096	3.1

Total	$41,832	100.0%	$43,879	100.0%	$115,464	100.0%	$131,020	100.0%

Earned premiums decreased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to the decline in group health partially offset by an increase in MGU and credit accident and health premiums. MGU premiums increased due to the onboarding of new performing groups by several MGUs. Credit accident and health premiums increased primarily due to the addition of new producers writing credit monthly pay business. Premiums for the closed group health line continue to decline due to the non-renewal of a group health plan.

Our in-force certificates or policies as of the dates indicated are as follows:

	Nine months ended September 30,
	2017		2016
Medicare Supplement	34,534	6.6%	33,579	6.2%
Credit accident and health	182,544	34.9	194,575	36.1
MGU	204,242	39.0	193,281	35.9
Supplemental insurance	52,462	10.0	63,568	11.8
Medical expense	2,011	0.4	2,338	0.4
Group health	16,441	3.1	17,219	3.2
All other	31,098	6.0	34,488	6.4

Total	523,332	100.0%	539,048	100.0%

Total in-force policies decreased during the nine months ended September 30, 2017 compared to 2016, primarily due to the decrease in credit accident and health and supplemental insurance. Although credit accident and health premiums increased, policy counts, which do not include monthly pay business, decreased due to a decrease in the traditional single premium business. Although supplemental insurance sales increased during the nine months ended September 30, 2017 compared to 2016, the termination of two large groups with low coverage amounts produced a net decrease in supplemental insurance policy counts.

Benefits, losses and expenses

Claims incurred decreased during the three and nine months ended September 30, 2017 compared to 2016 due to the non-renewal of a group health plan, the continued shrinkage of the closed medical expense block, and the change in estimate during third quarter of 2016 decreasing the ceded claim reserves.

Commissions increased during the three months ended September 30, 2017 compared to 2016 due to the correlated sales in the MGU line of business. Commissions increased during the nine months ended September 30, 2017 compared to 2016 due to increased sales in credit accident and health and the MGU line of business.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Acquisition cost capitalized	$2,832	$3,234	$(402)	$8,435	$8,149	$286
Amortization of DAC	(3,600)	(3,777)	177	(11,352)	(11,042)	(310)

Change in DAC	$(768)	$(543)	$(225)	$(2,917)	$(2,893)	$(24)

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Premiums and other revenues
Net premiums written	$360,781	$328,620	$32,161	$1,076,690	$974,467	$102,223

Net premiums earned	$345,816	$318,658	$27,158	$1,006,516	$926,807	$79,709
Net investment income	15,750	13,679	2,071	45,565	41,631	3,934
Other income	2,111	1,332	779	6,245	3,683	2,562

Total premiums and other revenues	363,677	333,669	30,008	1,058,326	972,121	86,205

Benefits, losses and expenses
Claims incurred	238,178	233,474	4,704	719,888	676,392	43,496
Commissions for acquiring and servicing policies	68,460	59,830	8,630	200,963	173,149	27,814
Other operating expenses	43,309	41,150	2,159	134,186	122,897	11,289
Change in deferred policy acquisition costs (1)	(1,701)	(1,448)	(253)	(5,298)	(3,195)	(2,103)

Total benefits and expenses	348,246	333,006	15,240	1,049,739	969,243	80,496

Income before other items and federal income taxes	$15,431	$663	$14,768	$8,587	$2,878	$5,709

Loss ratio	68.9%	73.3%	(4.4)	71.5%	73.0%	(1.5)
Underwriting expense ratio	31.8	31.2	0.6	32.8	31.6	1.2

Combined ratio	100.7%	104.5%	(3.8)	104.3%	104.6%	(0.3)

Impact of catastrophe events on combined ratio	7.6	8.3	(0.7)	9.4	9.1	0.3

Combined ratio without impact of catastrophe events	93.1%	96.2%	(3.1)	94.9%	95.5%	(0.6)

Gross catastrophe losses	$26,199	$26,542	$(343)	$94,233	$83,893	$10,340
Net catastrophe losses	26,187	26,499	(312)	94,175	83,662	10,513

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Property and Casualty results increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to increased net premiums earned coupled with an improvement in the loss ratio.

Premiums and other revenues

Net premiums written and earned increased for all major lines of business during the three and nine months ended September 30, 2017 compared to 2016. The largest increases were in the personal automobile and other commercial lines of business.

Benefits, losses and expenses

Claims incurred increased during the three months ended September 30, 2017 compared to 2016, as a result of increases in Guaranteed Auto Protection (GAP) business. Claims incurred increased during the nine months ended September 30, 2017 compared to 2016, as a result of increases in catastrophe losses as well as non-catastrophe property losses.

Commissions for acquiring and servicing policies increased during the three and nine months ended September 30, 2017 compared to 2016, primarily as a result of the premium growth as well as the mix of products.

Operating expenses increased during the three and nine months ended September 30, 2017 compared to 2016, as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 56.7% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 32.6% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 10.7% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Net premiums written
Automobile	$131,676	$115,122	$16,554	$377,539	$334,194	$43,345
Homeowner	73,246	67,683	5,563	197,209	182,523	14,686
Other Personal	12,291	11,353	938	35,607	33,184	2,423

Total net premiums written	$217,213	$194,158	$23,055	$610,355	$549,901	$60,454

Net premiums earned
Automobile	$123,556	$109,574	$13,982	$355,337	$319,930	$35,407
Homeowner	62,906	58,691	4,215	182,584	171,112	11,472
Other Personal	11,247	10,627	620	32,604	31,267	1,337

Total net premiums earned	$197,709	$178,892	$18,817	$570,525	$522,309	$48,216

Loss ratio
Automobile	80.5%	89.4%	(8.9)%	79.7%	85.9%	(6.2)%
Homeowner	74.9	86.9	(12.0)	84.2	78.6	5.6
Other Personal	68.2	60.9	7.3	69.6	52.2	17.4
Personal line loss ratio	78.0%	86.9%	(8.9)%	80.6%	81.5%	(0.9)%
Combined Ratio
Automobile	103.2%	114.2%	(11.0)%	103.2%	111.1%	(7.9)%
Homeowner	108.7	114.7	(6.0)	119.1	106.7	12.4
Other Personal	96.4	82.2	14.2	101.8	76.7	25.1
Personal line combined ratio	104.6%	112.5%	(7.9)%	108.3%	107.6%	0.7%

Automobile: Net premiums written and earned increased in our personal automobile line during the three and nine months ended September 30, 2017 compared to 2016 due to rate increases and an increase in policies in force. The loss and combined ratios decreased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to an improvement in rate adequacy somewhat offset by an increase in catastrophe losses.

Homeowners: Net premiums written and earned increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to increased sales of homeowner products to renters. The loss and combined ratios decreased during the three months ended September 30, 2017 compared to 2016 due to a decrease in catastrophe claim activity. The loss and combined ratios increased during the nine months ended September 30, 2017 compared to 2016 due to an increase in catastrophe claim activity as well as in an increase in non-catastrophe fire and wind/hail losses compared to prior year.

Other Personal: These products include watercraft, rental-owner and umbrella coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies. The loss and combined ratios increased during the three and nine months ended September 30, 2017 compared to 2016 due to increased claim count on the rental-owners line along with several large umbrella claims.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Net premiums written
Other Commercial	$42,843	$38,665	$4,178	$157,775	$135,429	$22,346
Agricultural Business	36,920	35,844	1,076	110,814	106,998	3,816
Automobile	22,885	21,495	1,390	82,269	77,721	4,548

Total net premiums written	$102,648	$96,004	$6,644	$350,858	$320,148	$30,710

Net premiums earned
Other Commercial	$48,400	$43,170	$5,230	$140,457	$122,018	$18,439
Agricultural Business	35,420	34,110	1,310	103,981	99,276	4,705
Automobile	25,546	23,941	1,605	74,339	70,077	4,262

Total net premiums earned	$109,366	$101,221	$8,145	$318,777	$291,371	$27,406

Loss ratio
Other Commercial	52.9%	64.9%	(12.0)%	55.2%	66.4%	(11.2)%
Agricultural Business	41.1	41.9	(0.8)	63.6	64.8	(1.2)
Automobile	68.9	69.7	(0.8)	64.9	69.9	(5.0)
Commercial line loss ratio	52.8%	58.3%	(5.5)%	60.2%	66.7%	(6.5)%
Combined ratio
Other Commercial	85.9%	97.5%	(11.6)%	88.7%	98.4%	(9.7)%
Agricultural Business	79.7	78.4	1.3	101.7	102.2	(0.5)
Automobile	92.6	94.0	(1.4)	89.1	94.3	(5.2)
Commercial line combined ratio	85.4%	90.2%	(4.8)%	93.0%	98.7%	(5.7)%

Other Commercial: Net premiums written and earned increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to increased sales of mortgage fire insurance and workers’ compensation. The decrease in the loss and combined ratios for the three and nine months ended September 30, 2017 compared to 2016 is primarily due to decreased claim activity on business owners’ lines of business and lower than anticipated prior year claim emergence on workers’ compensation.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and nine months ended September 30, 2017 compared to 2016 primarily as a result of improved rate adequacy. The loss and combined ratios were relatively constant during the three and nine months ended September 30, 2017 compared to 2016.

Commercial Automobile: Net premiums written and earned increased during the nine months ended September 30, 2017 compared to 2016, primarily due to increased sales as well as improved rate adequacy. The loss and combined ratios decreased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to a decrease in the average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Net premiums written	$40,920	$38,458	$2,462	$115,477	$104,598	$10,879
Net premiums earned	38,741	38,546	195	117,214	113,127	4,087
Loss ratio	67.5%	49.5%	18.0%	58.4%	49.9%	8.5%
Combined ratio	124.4%	106.2%	18.2%	115.8%	107.2%	8.6%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to an increase in debt cancellation business. The loss and combined ratios increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to an increase in claims in the GAP business, partially resulting from catastrophes that caused flooding to automobiles.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Other revenues
Net investment income	$17,798	$23,812	$(6,014)	$51,565	$46,876	$4,689
Realized investment gains, net	30,444	16,267	14,177	47,601	25,268	22,333
Other Income	721	682	39	2,955	2,802	153

Total other revenues	48,963	40,761	8,202	102,121	74,946	27,175

Benefits, losses and expenses
Commissions	—	(1)	1	(6)	(3)	(3)
Other operating expenses	8,202	10,330	(2,128)	40,334	35,448	4,886

Total benefits, losses and expenses	8,202	10,329	(2,127)	40,328	35,445	4,883

Income before other items and federal income taxes	$40,761	$30,432	$10,329	$61,793	$39,501	$22,292

Earnings increased during the three and nine months ended September 30, 2017 compared to 2016 primarily due to an increase in realized investment gains. The increase in realized investment gains is primarily attributable to an increase in the sale of equity securities and certain real estate holdings. These increases were partially offset during the nine months ended September 30, 2017 by an increase in other operating expenses which included a pension cost of $7.2 million relating to the completion of the one-time pension payment window that occurred in the second quarter of 2017.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	September 30, 2017		December 31, 2016
Bonds held-to-maturity, at amortized cost	$7,342,224	34.1%	$7,251,385	35.8%
Bonds available-for-sale, at fair value	6,045,230	28.2	5,803,276	28.7
Equity securities, at fair value	1,702,303	7.9	1,541,676	7.6
Mortgage loans, net of allowance	4,782,803	22.3	4,348,046	21.5
Policy loans	376,850	1.8	384,376	1.9
Investment real estate, net of accumulated depreciation	549,264	2.6	593,417	2.9
Short-term investments	561,773	2.6	192,226	1.0
Other invested assets	110,926	0.5	113,550	0.6

Total investments	$21,471,373	100.0%	$20,227,952	100.0%

The increase in our total investments at September 30, 2017 compared to 2016 was primarily a result of an increase in mortgage loans, short-term investments, and bonds available-for-sale.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At September 30, 2017, our fixed maturity securities had an estimated fair value of $13.7 billion, which was $0.5 billion, or 3.8%, above amortized cost. At December 31, 2016, our fixed maturity securities had an estimated fair value of $13.3 billion, which was $0.4 billion, or 2.9%, above amortized cost. The estimated fair value for securities due in one year or less decreased from $0.7 billion as of December 31, 2016 to $0.6 billion as of September 30, 2017. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.4% and 4.7% at September 30, 2017 and December 31, 2016, respectively.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of September 30, 2017, we had $376.9 million in policy loans with a loan to surrender value of 63.0%, and at December 31, 2016, we had $384.4 million in policy loans with a loan to surrender value of 64.6%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $69.8 million during the nine months ended September 30, 2017 compared to 2016 primarily due to an increase in realized and unrealized gain of equity-indexed options as a result of increases in the S&P 500 and an increase in mortgage loan income. Equity-indexed options are recorded at fair value with changes in fair value recorded as investment income.

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

Net realized gains increased $21.1 million during the nine months ended September 30, 2017 compared to 2016 primarily due to an increase in the sale of equity securities and certain real estate holdings. Other-than-temporary impairment on investment securities decreased $1.2 million during the nine months ended September 30, 2017 compared to 2016.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	September 30, 2017	December 31, 2016	Change
Held-to-Maturity
Gains	$295,260	$285,315	$9,945
Losses	(16,302)	(40,008)	23,706

Net Gain	278,958	245,307	33,651

Available-for-Sale (1)
Gains	1,182,583	986,635	195,948
Losses	(24,395)	(43,100)	18,705

Net Gain	1,158,188	943,535	214,653

Total	$1,437,146	$1,188,842	$248,304

(1)	Includes bonds and equity securities

The net change in the unrealized gains on fixed maturity securities between December 31, 2016 and September 30, 2017 is primarily attributable to the decrease in benchmark ten-year interest rates which were 2.45% and 2.34% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

The net unrealized gains of our equity securities were $938.2 million and $809.2 million at September 30, 2017 and December 31, 2016, respectively. The increase is attributable to favorable market conditions.

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

Our cash and cash equivalents and short-term investment position increased from $481.6 million at December 31, 2016 to $912.5 million at September 30, 2017.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	September 30, 2017	December 31, 2016
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,281,841	$4,196,279
AOCI	592,231	455,899

Total American National stockholders’ equity	$4,874,072	$4,652,178

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $28.6 million and $31.8 million at September 30, 2017 and December 31, 2016, respectively.

The changes in our capital resources are summarized below (in thousands):

	Nine months ended September 30, 2017
	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$149,068	$—	$149,068
Dividends to shareholders	(66,249)	—	(66,249)
Change in net unrealized gains on securities	—	126,362	126,362
Defined benefit pension plan adjustment	—	9,276	9,276
Foreign currency transaction and translation adjustment	—	694	694
Other	2,743	—	2,743

Total	$85,562	$136,332	$221,894

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2017 and December 31, 2016, American National Insurance Company’s statutory capital and surplus was $3,070,652,000 and $2,985,909,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2017 and December 31, 2016, substantially above 200% of the authorized control level.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of the Company’s disclosure controls and procedures were not effective because of the two material weaknesses disclosed in our 2016 Annual Report on Form 10-K. No additional material weaknesses in the Company’s disclosure controls and procedures were identified in the current evaluation.

Changes in Internal Control Over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than changes in internal control related to the two material weaknesses identified in our Annual Report on form 10-K for the year ended December 31, 2016 as described below.

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

While management believes that significant progress has been made in enhancing internal controls as of September 30, 2017 and in the period since, the material weaknesses have not been fully remediated due to insufficient time to fully implement and assess the design and operating effectiveness of the related controls. Management, with oversight from the Company’s Audit Committee, will continue the process to enhance internal controls throughout 2017 and will make any further changes management deems appropriate.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 10, 2017, as supplemented in our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed July 31, 2015).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
Name: James E. Pozzi
Title: President and
Chief Executive Officer

By:	/s/ Timothy A. Walsh
Name: Timothy A. Walsh,
Title: Executive Vice President,
Chief Financial Officer

Date: November 8, 2017