Form 10-K
period 2017-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2018-02-28
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $857.2 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.

As of February 16, 2018, there were 26,931,884 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL INSURANCE COMPANY

PART I

ITEM 1.	BUSINESS

Company Overview

American National Insurance Company was founded in 1905 and we have always maintained our corporate headquarters in Galveston, Texas. Our core businesses are life insurance, annuities and property and casualty insurance. We also offer limited health insurance. We provide personalized service to approximately six million policyholders throughout the United States, the District of Columbia, and Puerto Rico. In addition, we have over $100 billion of life insurance in force.

In this document, we refer to American National Insurance Company and its subsidiaries as the “Company,” “we,” “our,” and “us.”

Our vision is to be a leading provider of financial products and services for current and future generations. For more than a century, we have maintained a conservative business approach and corporate culture. We have an unwavering commitment to serve our policyholders, agents, and shareholders by providing excellent service and competitively priced and diversified products. We are committed to profitable growth, which enables us to remain financially strong. Acquisitions that are strategic and offer synergies may be considered, but they are not our primary source of growth. We invest regularly in our distribution channels and markets to fuel our capacity for profitable growth.

We are committed to excellence and maintaining high ethical standards in all our business dealings. Disciplined adherence to our values has allowed us to deliver consistently high levels of service through talented people, who are at the heart of our business. We define our values with the acronym FIRST which stands for financial strength, integrity, respect, service and teamwork.

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

Variable Annuity. With a variable annuity the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the separate account investment options selected by the policyholder. Our variable annuity products have no guaranteed minimum withdrawal benefits.

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

Commercial Lines. The majority of our commercial lines is Agricultural business insurance. This includes property and casualty coverage tailored for a farm, ranch or other agricultural or agricultural-related business within rural and suburban markets. Commercial auto insurance is typically issued in conjunction with the sale of our Agricultural business insurance and covers specific risks involved in owning and operating vehicles. Other commercial insurance is also offered and encompasses property, liability and workers’ compensation coverages.

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

Marketing Channels

Product distribution is managed to satisfy specific markets and to minimize channel conflict across our marketing channels described below. When possible, products are cross-sold to maximize product offerings and return on investment in products and distribution.

Career Sales and Service Division’s (“CSSD”) —can be traced to the Company’s founding in 1905, and offers life insurance, annuities, and limited benefit health insurance products through exclusive employee agents primarily to the middle-income market. CSSD’s business model is structured to enable agents located throughout the United States to efficiently distribute new products as well as provide personalized service to the customer. CSSD has evolved its operations to offer a wider variety of products and electronic processing to meet the ever changing needs of the customer and the agents that serve them.

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

IMG also markets to individuals who favor purchasing insurance directly from an insurance company. It offers life insurance to middle-income customers through channels including internet and call centers.

Multiple-line—offers life insurance, annuities, and property and casualty insurance primarily through dedicated agents. Our multiple-line distribution channel serves individuals, families, agricultural clients, and small business owners across the country at all income levels. Policyholders can generally do all their insurance business with a single agent, which has been identified as an important driver to client satisfaction.

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

Risk Management

A conservative operating philosophy was a founding principle for our Company and continues to be a guiding principle for us. We manage risks throughout the Company by employing controls throughout our business operations. These controls are designed to both place limits on activities and provide reporting information that helps shape adjustments to existing controls. The Company’s Board of Directors oversees a formal enterprise risk management program to coordinate risk management efforts and to provide reasonable assurance that risk taking activities are aligned with strategic objectives. The Board Audit Committee assists the Board in its risk management oversight. The risk management program includes a corporate risk officer who chairs a Management Risk Committee to ensure consistent application of the enterprise risk management process across all business segments. We also use several other senior management committees to support the discussion and enforcement of risk controls in the management of the Company.

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

We also manage risk by purchasing reinsurance to limit exposure in our life, health, and property and casualty segments. In our life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess. Consistent with our corporate risk management strategy, we periodically adjust our life reinsurance program and retention limits as market conditions warrant. In our health segment, we use reinsurance on an excess of loss basis for our medical expense business. In our property and casualty segment, our reinsurance program provides coverage for some individual risks with exposures above certain amounts as well as exposure to catastrophes including hurricanes, tornadoes, wind and hail events, earthquakes, fires following earthquakes, winter storms, and wildfires. In all segments, we purchase reinsurance from many providers and regularly review the financial strength ratings of our reinsurers. Reinsurance does not remove our liability to pay our policyholders, and we remain liable to our policyholders for the risks we insure.

In our Property and Casualty segment, the use of catastrophic event models is an important element of risk management. These models assist us in the measurement and management of exposure concentrations and the amount and structure of reinsurance purchases. In addition to reinsurance, we manage exposure to catastrophic risk by limiting property exposure in coastal areas and certain other sensitive areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage in regions where exposure to risky events exceeds our risk appetite.

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

Payments we receive for certain annuity and life products are not recognized as revenues, but are deposits added to policyholder account balances. Revenues from these products are charges to the account balances for the cost of insurance risk and administrative fees and, in some cases surrender fees. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on assets invested from the deposits in excess of the amounts credited to policyholders.

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

Competition

We compete principally on the breadth of our product offerings, reputation, marketing expertise and support, the scope of our distribution systems, financial strength and ratings, product features and prices, customer service, claims handling, and in the case of producers, service as well as compensation. The market for insurance, retirement and investment products continues to be highly fragmented and competitive. We compete with a large number of domestic and foreign insurance companies, many of which offer one or more similar products. In addition, for products that include an asset accumulation component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.

Several competing insurance carriers are larger than we are, and have brands that are more commonly known and spend significantly more on advertising than we do. We remain competitive with these commonly known brands by managing costs, providing attractive coverage and service, maintaining positive relationships with our agents, and maintaining our financial strength ratings.

Ratings

Rating agencies provide independent opinions or ratings regarding the capacity of an insurance company to meet the contractual obligations of its insurance policies and contracts. These ratings are based on each rating agency’s quantitative and qualitative evaluation of a company and its management strategy. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor as a guarantee of an insurer’s current or future ability to meet contractual obligations. Each agency’s rating should be evaluated independently of any other rating. Ratings may be changed, suspended, or withdrawn at any time.

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

Regulations Applicable to Our Business

Our insurance operations are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency. Insurance regulation has a substantial effect on us and governs a wide variety of matters, such as insurance company licensing, agent and adjuster licensing, policy benefits, price setting, accounting practices, product suitability, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, marketing and advertising practices, privacy, information systems security, policy forms, reinsurance reserve requirements, risk and solvency assessments, mergers and acquisitions, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations, claims practices, the remittance of unclaimed property, and enterprise risk management requirements. The models for state laws and regulations often emanate from the National Association of Insurance Commissioners (“NAIC”).

State insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. At any given time, financial, market conduct or other examinations of our insurance companies may be occurring.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded the U.S. federal government presence in insurance oversight. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. Dodd-Frank also established the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. There may be further federal incursion into the business of insurance in the future, which may add significant legal complexity and associated costs to our business.

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

Holding Company Regulation. We are an insurance holding company system under the insurance laws of the states where we do business. Our insurance companies are organized under the laws of Texas, Missouri, New York, Louisiana, and California. Insurance holding company system laws and regulations in such states generally require periodic reporting to state insurance regulators of various business, enterprise risk management and financial matters and advance notice to, or in some cases approval by, such regulators prior to certain transactions between insurers and their affiliates. These laws also generally require regulatory approval prior to the acquisition of a controlling interest in an insurance company. These requirements may deter or delay certain transactions considered desirable by management or our stockholders.

Rate Regulation. Nearly all states have laws requiring life, health, credit, and property and casualty insurers to file rate schedules and requiring most insurers to file policy or coverage forms and other information with the state’s regulatory authority. In many cases these must be approved prior to use. The objectives of rate laws vary, but generally a price cannot be excessive, inadequate or unfairly discriminatory. Prohibitions on discriminatory pricing apply in the context of certain products as well.

Our ability to adjust prices is often dependent on the applicable pricing law and our ability to demonstrate to the particular regulator that current or proposed pricing complies with such law. In states that significantly restrict underwriting selectivity, we can manage our risk of loss by charging a price that reflects the cost and expense of providing insurance products. In states that significantly restrict price-setting ability, we can manage our risk of loss by being more selective in underwriting. When a state has significant underwriting and pricing restrictions, it becomes more difficult to manage our risk of loss, which can adversely impact our ability to market products profitably in such states.

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

Risk-Based Capital and Solvency Requirements. The NAIC has a formula for analyzing capital levels of insurance companies called risk-based capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2017, American National Insurance Company and each of its insurance subsidiaries was more than adequately capitalized and exceeded the minimum RBC requirements.

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

Protection of Consumer Information. U.S. federal laws, such as the Gramm-Leach-Bliley Act, and the laws of some states regulate disclosures of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. State and federal laws, such as the federal Health Insurance Portability and Accountability Act regulate our use, protection and disclosure of certain personal health information. In addition, most states have laws or regulations that require us to notify regulators and affected customers in the event of a data breach.

In addition, the Fair Credit Reporting Act (the “FCRA”) is a federal law that governs the use and sharing of consumer credit information provided by a consumer reporting agency. Requirements under the FCRA apply to an insurer if such insurer obtains and uses consumer credit information to underwrite insurance. Such requirements may include obtaining the consumer’s consent and providing various notices to the consumer. While the use of consumer credit information in the underwriting process is expressly authorized by the FCRA, various states have issued regulations that limit or prohibit the use of consumer credit information by insurers, and some consumer groups continue to criticize the use of credit-based insurance scoring in underwriting and rating processes. Such criticism may gain momentum following the 2017 data breach of a major credit reporting agency. As a result, there may be additional efforts at the federal or state level to regulate the use of credit-based information by insurers. Any such regulation could force changes in our underwriting practices and impact our profitability.

Cybersecurity. In recent years, millions of consumers and businesses have been impacted by data breaches of companies in various industries, increasing the regulatory focus on cybersecurity. With the August 28, 2017 effectiveness of new regulations applicable to certain financial institutions, New York became the first state to adopt minimum cybersecurity standards. It is expected that other states will follow suit. The new regulation of the New York Department of Financial Services (“NYDFS”) requires financial institutions authorized to do business under New York banking, insurance or other financial services laws, including certain of our subsidiaries, to develop a cybersecurity program and policy based on an assessment of the institution’s cybersecurity risks, designate a Chief Information Security Officer, maintain written policies and procedures with respect to third party service providers, limit who has access to data or systems, use qualified cybersecurity personnel to manage cybersecurity risks, notify the NYDFS of a cybersecurity event within seventy-two hours, maintain a written incident response plan and provide the NYDFS with an annual certification of compliance.

In addition, the NAIC has adopted a Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and is working on a model data security law to establish standards for data security, which includes establishing standards for investigating a data breach and requiring certain notifications to regulators, producers and consumers. While it would not be mandatory for insurers to comply with an NAIC model law, nor for states to adopt the model law, state and federal legislators and regulators are likely to look to the model law, as well as the NYDFS regulation, for guidance in proposing new legislation and regulation. The NAIC model law could also become a standard to which insurance companies are held in decisions on whether to bring enforcement actions. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We expect a continuing focus at the state and federal levels on the privacy and security of personal information.

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

Healthcare Regulation. We are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act may affect the small blocks of business we have offered or acquired over the years that are, or are deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees, retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees. Any repeal, replacement or amendment of the Healthcare Act could have similar effects on us.

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

Other types of regulations that affect us include insurable interest laws, employee benefit plan laws, antitrust laws, employment and labor laws, and federal and state tax laws. Failure to comply with federal and state laws and regulations may result in censure; the issuance of cease-and-desist orders; suspension, termination or limitation of the activities of our operations and/or our employees and agents; or the obligation to pay fines, penalties, assessments, interest, or additional taxes and wages. In some cases, severe penalties may be imposed for breach of these laws. We cannot predict the impact of these actions on our business, results of operations or financial condition.

Employees

As of December 31, 2017, we had approximately 4,621 employees. We consider our employee relations to be good.

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

Economic and Investment Market Risk Factors

Our results of operations are materially affected by economic and political conditions in the U.S. and elsewhere. The strength and sustainability of economic activity is inherently uncertain. Factors such as unemployment, declining workforce participation, consumer prices, geopolitical issues, energy prices, stagnant family incomes, consumer confidence and spending, and increased student and consumer debt can adversely affect the economy and demand for our products. For example, difficult credit conditions may adversely affect purchases of credit-related insurance products, or our policyholders may choose to defer or stop paying insurance premiums, resulting in higher lapses or surrenders of policies.

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

Fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate could adversely affect our business. Investment returns are an important part of our profitability. Substantially all investments, including our fixed income, equity, real estate and mortgage loan investment portfolios, are subject to market and credit risks, including market volatility and deterioration in the credit or prospects of companies or governmental entities in which we invest. We could incur significant losses from such risks, particularly during extreme market events. The concentration of our investments in any particular industry, group of related industries or government issuers, or geographic area can compound these risks. Moreover, the Board of Governors of the Federal Reserve System has moved towards normalizing monetary policy from the programs of recent years that have fostered a historically low interest rate environment. In addition to resulting in higher interest rates, this move could generate volatility in debt and equity markets.

In addition to negatively affecting investment returns, equity market downturns and volatility can have other adverse effects on us. First, equity market downturns and volatility may discourage new purchases of our products that have returns linked to the performance of the equity market and may cause some existing customers to withdraw cash values or reduce investments in such products, in turn reducing our fee revenues. Second, the guarantees provided under certain products may cost more than expected in volatile or declining equity market conditions, which could negatively affect our earnings. Third, our estimates of liabilities and expenses for pension and other postretirement benefits incorporate assumptions regarding the rate used to discount estimated future liabilities and the long-term rate of return on plan assets. Declines in the discount rate or the rate of return on plan assets, both of which are influenced by potential investment returns, could increase our required cash contributions or pension-related expenses in future periods.

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

Operational Risk Factors

Our actual experience could differ from our estimates and assumptions. Our product pricing includes long-term assumptions such as investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which policies remain in-force), and operating expenses. Our profitability substantially depends on actual experience being consistent with or better than these assumptions. If we fail to appropriately price our insured risks, or if claims experience is more severe than we assumed, our earnings and financial condition may be negatively affected. Conversely, significantly overpriced risks may negatively impact new business sales and retention of existing business.

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

We may be unable to maintain the availability and performance of our systems and safeguard our data. We rely on the availability, reliability, and security of our information-processing infrastructure, system platforms, and business applications to store, process, retrieve, calculate and evaluate customer and company information. We have developed or evolved strategies and processes to maintain and enhance our existing internal technology and processing infrastructure and our information systems and to update or replace certain information systems to keep pace with advancing technology, changing customer preferences and expectations, and increasing industry and regulatory standards. In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services, over which we have no direct control. We are highly dependent on the ability to access these external services for necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. However, system failures, extended unavailability or other outages, or damage or destruction to internal or external systems, whether caused by intentional or unintentional acts or events, as well as difficulties arising from the implementation of security-threat system patches, third -party system upgrades, and new systems and technologies, could compromise our ability to perform critical functions on a timely basis. If these systems were inaccessible or inoperable, or if they fail to function effectively or as designed, the resulting disruptions may impede or interrupt our business operations.

We receive and transmit legally protected information with and among customers, agents, financial institutions and selected third party vendors and service providers. We have invested significant time and resources towards preventing and mitigating risks through security vulnerability assessments and several layers of data intrusion and detection protection technologies, designs and authentication capabilities. Our efforts may not be effective against all security threats and breach attempts in light of increasingly complex and persistent threat techniques and the evolving sophistication of individual and state-sponsored cyber-attacks. A breach, whether from external or internal sources, could result in access, viewing, misappropriation, altering or deleting information in ours or a third party’s systems on which we rely, including customers’ and employees’ sensitive personal and financial information and our proprietary business information. Like other companies, we have experienced threats to our data and systems, including malware, seeking to gain unauthorized access to systems and data or to cause disruptions; however, to date, these have not been material to our operations. Any significant attacks, unauthorized access or disclosures, disruptions or other security breaches, whether affecting us or third parties, could result in substantial business disruption and consequences, including without limitation, costs of repairing or replacing systems, increased security costs, costs of customer notifications and credit monitoring services, lost revenues, litigation, regulatory action, fines and penalties, and reputational damage.

Employee and agent error and misconduct may be difficult to detect and prevent and may result in significant losses. The actions or inaction of our employees, agents, producers, managing general agents, managing general underwriters and third party administrators could result in losses arising from, among other things, fraud, errors, failure to properly document transactions, failure to obtain proper internal authorization, failure to maintain effective internal controls, or failure to comply with underwriting guidelines or regulatory requirements. It is not always possible to deter or prevent misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which may adversely impact our Company.

It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures to provide timely and reliable financial and other information. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, management concluded that our disclosure controls were not effective as of such time because of material weaknesses in our internal controls over financial reporting related to deferred income taxes and collateral relating to our use of option derivatives. We have enhanced our internal controls with respect to these matters and concluded that our disclosure controls were effective to accomplish their objectives at the reasonable assurance level as of December 31, 2017. However, we cannot be certain that we will be able to prevent future material weaknesses or that there are no additional existing, but as yet undiscovered, weaknesses that we need to address. A failure to maintain adequate internal controls may adversely affect our ability to provide information that accurately reflects our financial condition on a timely basis. This could cause an adverse effect on our business, results of operations and the market price of our stock if investors, customers, rating agencies, regulators or others lose confidence in our reported financial and other information, if we become subject to SEC or other regulatory review and sanctions, or if we become subject to litigation that results in substantial fines, penalties or liabilities.

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

Some scientists believe climate change has added to the unpredictability, severity and frequency of extreme weather and loss events. To the extent climate change increases the frequency and severity of such events, we may face increased claims, and we may experience investment losses as a result of such events. Predicting the frequency and severity of extreme weather and loss events is inherently uncertain. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business or the value of our investments.

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

Litigation and Regulation Risk Factors

Litigation may result in significant financial losses and harm our reputation. Plaintiffs may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of benefits, product suitability, claims-handling practices (including the permitted use of aftermarket, non-original equipment manufacturer auto parts), loss valuation methodology, refund practices, employment matters, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we could incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business, and our reputation could be harmed.

We are subject to extensive regulation, and potential further regulation may increase our operating costs and limit our growth. We are subject to extensive insurance laws and regulations that affect nearly every aspect of our business. We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, such as state securities and workforce regulators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor (“DOL”), the U.S. Department of Housing and Urban Development (“HUD”), HHS, the Federal Trade Commission and state attorneys general, each of which exercises a degree of interpretive latitude. We face the risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may conflict with that of another regulator or enforcement authority or may change over time to our detriment. Regulatory investigations, which can be broad and unpredictable, may raise issues not identified previously and could result in new legal actions against us and industry-wide regulations that could adversely affect us. Further, we are experiencing increasing information requests from regulators without corresponding direct regulation being applicable to us, on issues such as climate change and our investments in certain companies or industries. Responding to such requests adds to our compliance burden.

The laws and regulations applicable to us are complex and subject to change, and compliance is time consuming and personnel-intensive. Changes in these laws and regulations, or interpretations by courts or regulators, may materially increase our costs of doing business and may result in changes to our practices that may limit our ability to grow and improve our profitability. Regulatory developments or actions against us could have material adverse financial effects and could harm our reputation. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities.

As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected issues related to claims and coverage may emerge. These changes may include modifications to long established business practices or policy interpretations, which may adversely affect us by extending coverage beyond our underwriting intent or by increasing the type, number, or size of claims. For example, a growing number of states have adopted legislation that is similar to the Model Unclaimed Life Insurance Benefits Act. Such legislation imposes new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File, investigate any potential matches, determine whether benefits are payable, and attempt to locate beneficiaries. Some states are attempting to apply these laws retroactively to existing policies. A number of states have aggressively audited life insurance companies, including us and some of our subsidiaries, for compliance with such laws, and more states could do so. Such audits have sought to identify unreported insured deaths and to determine whether any unpaid benefits, proceeds or other payments under life insurance or annuity contracts should be treated as unclaimed property to be escheated to the state. We have modified our claims process to stay current with emerging trends. It is possible that such audits may result in regulatory actions, litigation, administrative fines and penalties, interest, and additional changes to our procedures.

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

Certain federal regulation may impact our property and casualty operations. In 2013, HUD finalized a “disparate impact” regulation that may adversely impact our ability to differentiate pricing for homeowners policies using traditional risk selection analysis. Various legal challenges to this regulation are being pursued by the industry. If this regulation is implemented, whether or not modified by HUD, it is uncertain to what extent it may impact property and casualty industry underwriting practices. Such regulation could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. In addition, Congress or states may enact legislation affecting insurers’ ability to use credit-based insurance scores as part of the property and casualty underwriting or rating process, which could force changes in underwriting practices and impair our property and casualty operations’ ability to write homeowners business profitably.

There have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. In April 2016, the U.S. Department of Labor (“DOL”) issued a regulation that will significantly expand the range of activities considered to be fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 and the Internal Revenue Code of 1986. This regulation impacts individuals and entities that offer investment advice to purchasers of qualified retirement products, such as IRA’s and qualified retirement plans. It applies ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not currently subject to the standard, when they sell annuities to IRA’s and qualified retirement plans. Further, it prohibits such individuals from receiving commission-based compensation from such sales unless they comply with a prohibited transaction exemption under the rule. Certain parts of the rule relating to the definition of “investment advice fiduciary” and new and revised prohibited transaction exemptions went into effect on June 9, 2017, while additional conditions applicable to certain prohibited transaction exemptions were delayed until July 1, 2019. In addition, the DOL has asked for additional public comment regarding the rule and is further studying the potential impact of the rule. Given these developments, as well as current pending litigation challenging the rule, there is still some uncertainty about the form and timing of the rule’s final implementation. Compliance with the rule may result in decreased premium on certain life and annuity products as a result of more limited sales opportunities through our current distribution arrangements. We may also experience a loss of some in-force business, as well as increased regulatory burdens and litigation risk. In addition, following a study required by Dodd-Frank, the staff of the SEC recommended a uniform fiduciary duty standard applicable to both broker-dealers and investment advisers when providing personalized investment advice to retail customers. It is not clear at the present time whether or when the SEC will ultimately implement this change. However, if implemented, it would apply a different standard of care than is currently applicable to broker-dealers and would affect how our variable insurance products are designed and sold.

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

Changes in tax laws could adversely affect our business. Under current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive tax treatment designed to encourage consumers to purchase these products. This treatment may encourage some consumers to select our products over non-insurance products. The U.S. Congress from time to time may consider legislation that would change the taxation of insurance products and/or reduce the taxation of competing products. Such legislation, if adopted, could materially change consumer behavior, which may harm our ability to sell such products and result in the surrender of some existing contracts and policies. In addition, changes in the U.S. federal and state estate tax laws could negatively affect the demand for the types of life insurance used in estate planning. Uncertainty regarding the tax structure in the future may also cause some current or future purchasers to delay or indefinitely postpone the purchase of products we offer.

On December 22, 2017, the federal government enacted the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform makes broad and complex changes to federal corporate tax law that we expect will have a significant impact on our provision for taxes. The effects of Tax Reform are not yet entirely clear and will depend on, among other things, additional regulatory and administrative guidance, as well as any statutory technical corrections that are subsequently enacted. Tax Reform, or any related, similar or amended legislation or other changes in federal income tax laws, could adversely affect the federal income taxation of our ongoing operations and have a material adverse impact on our business and results of operations.

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

Future changes to GAAP or SAP could impact our product profitability, reserve and capital requirements, financial condition or results of operations. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements and the future adoption of new accounting standards on the Company.

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

We are controlled by a small number of stockholders. As of December 31, 2017, the Moody Foundation, a charitable trust, beneficially owned approximately 22.7% of our common stock. In addition, Moody National Bank, in its capacity as trustee or agent of various accounts, had the power to vote approximately 49.1% of our common stock as of such date. As a result, subject to applicable legal and regulatory requirements, these stockholders have the ability to exercise a controlling influence over matters submitted for stockholder approval, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock if controlling stockholders sell a significant number of shares or if investors perceive disadvantages in owning stock in a company controlled by a small number of stockholders.

See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details regarding certain risks that we face.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We own and occupy our corporate headquarters in Galveston, Texas. We also own and occupy the following properties that are materially important to our operations:

•	Three buildings in League City, Texas which are used by our Life, Health, and Corporate and Other business segments.

•	Three buildings, two in Springfield, Missouri and the other in Glenmont, New York, which are used by our Property and Casualty segment.

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

	Stock Price Per Share		Dividend Per Share
	High	Low
2017
Fourth quarter	$134.03	$116.95	$0.82
Third quarter	126.89	110.43	0.82
Second quarter	120.49	111.51	0.82
First quarter	126.40	112.81	0.82

			$3.28

2016
Fourth quarter	$131.99	$111.98	$0.82
Third quarter	122.95	108.88	0.82
Second quarter	120.67	107.44	0.82
First quarter	118.50	91.20	0.80

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

On December 29, 2017, our year-end closing stock price was $128.25 per share, and there were 681 holders of record of our issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2017:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$110.19	2,291,039
Not approved by security holders	—	—	—

Total	—	$110.19	2,291,039

Performance Graph

The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2012, with all dividends reinvested.

240
220
200
180
160
140
120
100
80
DOLLARS
2012
2013
2014
2015
2016
2017
YEAR
American National
NASDAQ Total OMX
NASDAQ Insurance OMX

Value at each year-end of a $100 initial investment made on December 31, 2012:

	December 31,
	2012	2013	2014	2015	2016	2017
American National	$100.00	$172.72	$179.13	$168.65	$208.97	$222.20
NASDAQ Total OMX	100.00	133.48	150.12	150.84	170.46	206.91
NASDAQ Insurance OMX	100.00	141.64	160.85	159.67	192.30	224.89

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

American National Insurance Company

(and its subsidiaries)

	Years ended December 31,
(dollar amounts in millions, except per share amounts)	2017	2016	2015	2014	2013
Total premiums and other revenues	$3,411	$3,228	$3,017	$3,051	$3,119
Income from continuing operations, net of tax*	496	183	242	247	270
Net income*	496	183	242	247	270
Net income attributable to American National *	494	181	243	245	266
Per common share
Income from continuing operations, net of tax*
Basic	18.43	6.79	9.02	9.21	10.09
Diluted	18.38	6.77	8.99	9.17	10.05
Net income attributable to American National *
Basic	18.35	6.73	9.04	9.15	9.95
Diluted	18.31	6.71	9.02	9.11	9.90
Cash dividends per share	3.28	3.26	3.14	3.08	3.08

	December 31,
	2017	2016	2015	2014	2013
Total assets	$26,387	$24,533	$23,766	$23,566	$23,330
Total American National stockholders’ equity	5,247	4,652	4,452	4,428	4,188
Total equity	5,256	4,661	4,462	4,440	4,200

*	This includes the Company’s provisional impact of the recent U.S. Tax Cut and Jobs Act (“Tax Reform”) of $206.4 million, which may be adjusted for the current and future periods, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company may take as a result of Tax Reform. Excluding the impact of Tax Reform, the Company’s 2017 net income would have been $287.3 million and net earnings per basic and diluted share of $10.68 and $10.65, respectively. For a discussion of the impact of the recently adopted legislation, see Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 14, Income Taxes.

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

General Trends

Our business, financial condition and results of operations are materially affected by economic and financial market conditions. The U.S. and global economies, as well as the capital markets, continue to show mixed signals, and uncertainties continue to be significant factors in the markets in which we operate. Factors such as consumer spending, business investment, the volatility of the capital markets, the level of interest rates, unemployment, the level of participation in the workforce and the risk of inflation or deflation will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could have a material adverse effect on us. However, we believe those risks are somewhat mitigated by our financial strength, active enterprise risk management and disciplined underwriting for our products. Our diverse product mix and distribution channels across insurance segments is a strength that we expect will help us adapt to the volatile economic environment and give us the ability to serve the changing needs of our customers. Additionally, through our long-term business approach, we believe we are financially strong, and we are committed to providing a steady and reliable source of financial protection for policyholders.

Interest Rates: The low-interest rate environment is a challenge for life insurers as the spreads on deposit-type contracts remain narrow, especially as interest rates have approached minimum crediting rates. Low market interest rates reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. Our ALM Committee actively manages the profitability of our in-force blocks. In previous years, we reduced the guaranteed minimum crediting rates on new fixed annuity contracts, which has afforded us the flexibility to respond to the unusually low-interest rate environment. In previous years, we also reduced crediting rates on in-force contracts, where permitted to do so. These actions help mitigate the adverse impact of low interest rates on the profitability of these products, although sales volume may be negatively impacted as a result. We also maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of our products. Rapidly rising interest rates could result in reduced persistency of our spread-based products, if contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.

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

Increased Challenges of Talent Attraction and Retention: Attracting qualified individuals and retaining existing employees is a challenge for all employers. Businesses have become extremely competitive in the talent marketplace, and with the increasing impact of social media (particularly sites like LinkedIn) it is easier than ever for companies to find individuals with needed job skills and lure them away from their current positions. As a result, the ability to distinguish American National as the employer of choice grows increasingly important. Providing the right mix of benefits and opportunities is the best approach to attracting and retaining employees. Expanding our use of technology and social media will enhance our employer brand and educate candidates on why they want to work for us. Evolving acquisition strategies to target the diversity of today’s workforce will continue to grow our candidate base. Succession planning and the identification/development of high potential employees creates career paths designed to retain our best and brightest. Increasing our talent development efforts ensures the growth of skill sets and the ability to promote from within.

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

Health

Most of the major provisions of the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Healthcare Acts”), phased in effective January 1, 2014. The Healthcare Acts mandated broad changes in the delivery of health care benefits that have impacted our business model including our relationships with current and future customers, producers, and health care providers, as well as our products, services and processes. As a result, the Healthcare Acts generated new opportunities in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products to be sold in the worksite market as well as to individuals. We had some success with the individual products in 2015 and 2016 although these products were restricted somewhat in 2016 and 2017 due to regulatory changes. We are now expanding our presence in the worksite market to generate new opportunities in the broker market, as well as developing and implementing a captive sales force. The future of the Healthcare Acts remains questionable and subject to change. We continue to monitor possible changes and maintain a wait and see attitude, allowing us to be opportunistic to new markets.

We expect our Managing General Underwriter (“MGU”) business to remain stable during 2017. We generally retain only 10% of the MGU premium and risk. The majority of the revenue generated from this business is fee income included in “Other income” of the Health segment’s operating results.

Property and Casualty

We offer our personal and commercial property and casualty lines of business primarily through captive agents. We favor a balanced, focused and collaborative approach to both growth and profitability through the development of successful agencies.

To acquire and retain profitable business, we use sophisticated pricing models and risk segmentation, along with a focused distribution force. We believe this approach allows us to make product enhancements and offer programs that are tailored to our target markets while charging an appropriate premium for the risk.

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

Annuity Reserving—Reserves for payout annuities with more than insignificant amounts of mortality risk are calculated in accordance with the applicable accounting guidance for limited pay insurance contracts. Benefit and maintenance expense reserves are calculated by using assumptions reflecting our expectations of future costs, including an appropriate margin for adverse deviation. These assumptions are locked-in at issue and generally reflect pricing assumptions from that period. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are recorded. The resulting recognition of profits would be gradual over the expected life of the contract.

Reserves for fixed deferred annuities are established equivalent to the account value held on behalf of the policyholder. Reserves for indexed annuities are calculated in accordance with derivative accounting guidance which defines a host liability for return of principal and guaranteed interest, and an embedded derivative liability for funded benefits in excess of the host guarantee. Additional reserves for benefits that can exceed contract fund value, such as lifetime income riders, are determined as needed in accordance with the applicable accounting guidance. The profit recognition on deferred annuity contracts is gradual over the expected life of the contract. No immediate profit is recognized on the sale of the contract.

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

	December 31, 2017			December 31, 2016
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$544,256	$62,629	$481,627	$501,222	$59,442	$441,780
IBNR	409,137	26,657	382,480	402,961	20,052	382,909

Total	$953,393	$89,286	$864,107	$904,183	$79,494	$824,689

Case Reserves—Reserves for reported losses are determined on either a judgment or a formula basis, depending on the timing and type of the loss. The formula reserve is a fixed amount for each claim of a given type based on historical paid loss data for similar claims with a provision for claim inflation. Judgment reserve amounts replace initial formula reserves and are set for each loss based on facts and circumstances of each case and the expectation of damages. We regularly monitor the adequacy of reserves on a case-by-case basis and change the amount of such reserves as necessary.

IBNR—IBNR reserves are estimated based on many variables including: historical statistical information, inflation, legal environment, economic conditions, trends in claim severity and frequency as well as other factors affecting the adequacy of claim reserves. Loss and premium data is aggregated by exposure class and by accident year. IBNR reserves are estimated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to claims. Adjustments in aggregate reserves, if any, are included in the results of operations of the period during which such adjustments are made.

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

Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line exceed the expected premiums for that product line. The estimation of a deficiency reserve considers the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the need for deficiency reserves are reviewed periodically for reasonableness. There were no reserves of this type at December 31, 2017 and December 31, 2016, respectively.

Property and Casualty Reserving Methodology—The following methods are utilized:

•	Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to influence initial expectations of the ultimate loss ratios.

•	Bornhuetter-Ferguson—This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our historical experience. This method is generally appropriate where there are few reported claims and an unstable pattern of reported losses.

•	Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.

•	Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.

•	Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected prior calendar years’ paid expense to paid loss ratio to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.

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

For non-credit lines of business, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and we measure the sensitivity of our reserve levels to unexpected changes in inflation. The impacts of future inflation for a 1.0% decrease and 3.0% increase over the implied inflation rate in the December 31, 2017 gross loss reserve balance are as follows (amounts in thousands):

Cumulative Increase (Decrease) in Reserves	1.0% Decrease	3.0% Increase
Personal
Automobile	$(5,247)	$16,623
Homeowner	(1,531)	4,478
Commercial
Agricultural Business	(8,584)	29,018
Automobile	(2,408)	6,183

The analysis of our credit insurance lines of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the earned premium to determine the IBNR reserves at December 31, 2017. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $12.1 million.

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

Management believes our reserves at December 31, 2017 are adequate. New information, regulation, events or circumstances unknown at the original valuation date, however, may result in future development resulting in ultimate losses being significantly greater or less than the recorded reserves at December 31, 2017.

Deferred Policy Acquisition Costs

We had a DAC asset of approximately $1.37 billion and $1.29 billion at December 31, 2017 and 2016, respectively. See Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional details.

We believe the estimates used in our DAC calculations provide an example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-tail business at December 31, 2017 (in thousands):

Increase (Decrease) in DAC
Increase in future investment margins of 25 basis points	$37,818
Decrease in future investment margins of 25 basis points	(40,889)
Decrease in future life mortality by 1%	1,923
Increase in future life mortality by 1%	(1,931)

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

Pension and Postretirement Benefit Plans

The Company has frozen each of its defined benefit pension plans. Our pension and postretirement benefit obligations and related costs covering our employees are estimated using actuarial concepts in accordance with the relevant accounting guidance. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurements. Each year, these key assumptions are reevaluated to determine whether they reflect the best estimates for the current period. Changes in the methodology used to determine the best estimates are made when facts or circumstances change. Other assumptions involve demographic factors such as retirement age, mortality and turnover. The expected long-term rate of return on plan assets is determined using the building-block method which is described further in Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies and Practices, Pension and Postretirement Benefit Plans. In 2017, the Company commenced a one-time window offering to terminated, vested participants of our qualified defined benefit pension plans. The offer allowed participants to take a lump sum or annuity payout which was funded from pension plan assets. See Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Pension and Postretirement Benefits for additional details.

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

The federal government enacted the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. Tax Reform makes broad and complex changes to federal corporate tax law that we expect will have a significant impact on our provision for taxes. Most notably, Tax Reform reduced the corporate income tax rate from 35% to 21%. Other provisions affecting corporations include, but are not limited to, changes to the deductibility of interest expense, limitations on certain deductions for executive compensation and the repeal of the corporate Alternative Minimum Tax. In addition, there are several changes that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, changes to the calculation of tax reserves associated with policyholder liabilities and modified discounting rules for tax reserves of our property and casualty companies. In its entirety, Tax Reform will result in changes to our overall tax obligations following the effective date of the legislation which is January 1, 2018.

Subsequent to enactment, the Securities Exchange Commission introduced Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the effects of Tax Reform. SAB 118 provides guidance on accounting for the effects of the U.S. Tax Reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment of Tax Reform. We have recorded a provisional benefit of $206.4 million in our 2017 financial statements in accordance with the guidance in SAB 118. As a result of Tax Reform, we have remeasured our existing deferred tax balances at the new 21% corporate income tax rate. Additionally, we have made a reasonable estimate to evaluate the impact of Tax Reform on our 2017 financial statements, including evaluating the impact of changes in calculating income tax reserves for both our life and property and casualty insurance products. These provisional amounts may be adjusted for current and future periods, possibly materially, due to among other things, further refinement of our calculations, changes in our interpretations and assumptions, tax guidance that may be issued and action we may take as a result of Tax Reform.

Aside from the above, the income tax effects of Tax Reform in its entirety are currently being analyzed. We will continue to evaluate Tax Reform and adjust our provisional amounts as needed. We expect to complete our detailed analysis no later than the fourth quarter of 2018. Additionally, we expect that we will record the effect of additional aspects of Tax Reform in 2018 as those aspects become effective.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Premiums and other revenues
Premiums	$2,067,202	$1,996,648	$1,838,519	$70,554	$158,129
Other policy revenues	248,526	306,880	250,265	(58,354)	56,615
Net investment income	966,077	860,235	834,831	105,842	25,404
Realized investments gains (losses) net	91,209	28,940	59,443	62,269	(30,503)
Other income	37,986	35,248	34,397	2,738	851

Total premiums and other revenues	3,411,000	3,227,951	3,017,455	183,049	210,496

Benefits, losses and expenses
Policyholder benefits	664,811	711,384	617,006	(46,573)	94,378
Claims incurred	1,037,156	1,015,047	923,367	22,109	91,680
Interest credited to policyholders’ account balances	415,190	331,770	293,464	83,420	38,306
Commissions for acquiring and servicing policies	545,399	465,962	425,338	79,437	40,624
Other operating expenses	520,671	503,459	501,377	17,212	2,082
Change in deferred policy acquisition costs (1)	(81,484)	1,152	(11,785)	(82,636)	12,937

Total benefits and expenses	3,101,743	3,028,774	2,748,767	72,969	280,007

Income before other items and federal income taxes	$309,257	$199,177	$268,688	$110,080	$(69,511)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Consolidated earnings increased during 2017 compared to 2016 primarily due to an increase in net investment income and realized investment gains. The increase in net investment income is attributable to higher realized investment earnings and increased investment income on mortgage loans. The increase in realized investment gains is attributable to an increase in the sale of bonds, equity securities, and certain real estate holdings. Consolidated earnings decreased during 2016 compared to 2015 primarily due to a decrease in property and casualty earnings and lower realized capital gains.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Premiums and other revenues
Premiums	$328,570	$318,953	$305,350	$9,617	$13,603
Other policy revenues	234,979	295,289	237,797	(60,310)	57,492
Net investment income	245,835	227,923	226,076	17,912	1,847
Other income	2,256	2,067	1,709	189	358

Total premiums and other revenues	811,640	844,232	770,932	(32,592)	73,300

Benefits, losses and expenses
Policyholder benefits	396,997	416,467	386,785	(19,470)	29,682
Interest credited to policyholders’ account balances	73,965	63,565	59,148	10,400	4,417
Commissions for acquiring and servicing policies	147,176	132,428	121,482	14,748	10,946
Other operating expenses	199,320	199,769	201,112	(449)	(1,343)
Change in deferred policy acquisition costs (1)	(49,786)	3,887	(31,048)	(53,673)	34,935

Total benefits and expenses	767,672	816,116	737,479	(48,444)	78,637

Income before other items and federal income taxes	$43,968	$28,116	$33,453	$15,852	$(5,337)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Items affecting the comparability of life results

The company converted the valuation of its universal life business from a home grown valuation system to a more robust vendor based system in 2016 resulting in a change in estimate. This change in estimate affected the other policy revenues, policyholder benefits, and change in deferred policy acquisition costs. The impact of this change in estimate on 2016 net income was not material.

Earnings

Earnings increased during 2017 compared to 2016 primarily due to higher realized investment earnings and a decrease in policyholder benefits. Earnings decreased during 2016 compared to 2015 reflecting the net impact of the change in estimate which resulted in a net decrease in earnings of $3.7 million.

Premiums and other revenues

Premiums increased during 2017 compared to 2016 and 2016 compared to 2015 primarily due to continued growth in renewal premium on traditional life products.

Other policy revenues include mortality charges, earned policy service fees and surrender charges on interest-sensitive life insurance policies. The decrease in other policy revenue during 2017 compared to 2016 and the increase during 2016 compared to 2015 is due to the change in estimate.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Traditional Life	$58,703	$52,596	$55,280	$6,107	$(2,684)
Universal Life	23,765	19,519	14,355	4,246	5,164
Indexed UL	29,110	24,606	22,888	4,504	1,718
Variable UL	30	24	25	6	(1)

Total Recurring	$111,608	$96,745	$92,548	$14,863	$4,197

Single and excess	$3,026	$1,932	$2,163	$1,094	$(231)
Credit life	4,197	4,372	3,984	(175)	388

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

Life insurance sales increased for all major lines during 2017 compared to 2016. Life insurance sales increased during 2016 compared to 2015 primarily driven by an increase in universal life policy sales.

Benefits, losses and expenses

Policyholder benefits decreased during 2017 compared to 2016 and increased during 2016 compared to 2015 primarily due to the change in estimate.

Commissions increased during 2017 compared to 2016 which was commensurate with the increase in all life sales. Commissions increased during 2016 compared to 2015 primarily due to an increase in universal life policy sales.

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Acquisition cost capitalized	$123,854	$108,825	$108,615	$15,029	$210
Amortization of DAC	(74,068)	(112,712)	(77,567)	38,644	(35,145)

Change in DAC	$49,786	$(3,887)	$31,048	$53,673	$(34,935)

The increase in DAC during 2017 compared to 2016 and the decrease during 2016 compared to 2015 was primarily due to the change in estimate.

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2017	2016	2015	2017	2016
Life insurance in-force
Traditional life	$73,452,519	$67,649,433	$63,336,601	$5,803,086	$4,312,832
Interest-sensitive life	29,648,405	27,971,646	26,858,051	1,676,759	1,113,595

Total life insurance in-force	$103,100,924	$95,621,079	$90,194,652	$7,479,845	$5,426,427

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change over prior year
	2017	2016	2015	2017	2016
Number of policies in-force
Traditional life	1,800,425	1,841,359	1,890,600	(40,934)	(49,241)
Interest-sensitive life	232,251	222,845	212,851	9,406	9,994

Total number of policies	2,032,676	2,064,204	2,103,451	(31,528)	(39,247)

Total life insurance in-force increased during 2017 compared to 2016 and 2016 compared to 2015, due to increased sales, despite a reduction of policies in-force. The reduction in policies in-force reflects termination of lower face amount policies.

Reinsurance

The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2017	2016	2015	2017	2016	2015
Reinsurance assumed	$2,337	$1,716	$48	$1,290	$2,188	$(20)
Reinsurance ceded	(249,988)	(219,375)	(219,272)	(104,599)	(104,128)	(101,636)

Total	$(247,651)	$(217,659)	$(219,224)	$(103,309)	$(101,940)	$(101,656)

We use reinsurance to mitigate risk to the Life segment. During 2017, our retention limits were $1.5 million for issue ages 65 and under, and $700,000 for issue ages 66 and older for traditional and universal life. In our life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess. We also engage in facultative reinsurance through several reinsurers. Accidental death and premium waiver benefits are mostly retained on new business. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products.

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

For 2017, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating(1)	Ceded Premium	Percentage of Gross Premium
Swiss Re Life & Health of America Inc.	A+	$27,471	5.5%
SCOR Global Life Reinsurance Company of Delaware	A	22,119	4.4
Munich American Reassurance Company	A+	15,861	3.2
Reinsurance Group Of America	A+	9,494	1.9
Other Reinsurers with no single company greater than 5% of the total ceded premium		29,654	5.9

Total life reinsurance ceded		$104,599	20.9%

(1)	A.M. Best rating as of the most current information available February 06, 2018.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Premiums and other revenues
Premiums	$222,207	$248,714	$183,125	$(26,507)	$65,589
Other policy revenues	13,547	11,591	12,468	1,956	(877)
Net investment income	573,789	500,726	459,458	73,063	41,268
Other income	2,832	3,161	3,464	(329)	(303)

Total premiums and other revenues	812,375	764,192	658,515	48,183	105,677

Benefits, losses and expenses
Policyholder benefits	267,814	294,917	230,221	(27,103)	64,696
Interest credited to policyholders’ account balances	341,225	268,205	234,316	73,020	33,889
Commissions for acquiring and servicing policies	105,389	78,177	62,917	27,212	15,260
Other operating expenses	46,425	53,054	54,037	(6,629)	(983)
Change in deferred policy acquisition costs (1)	(30,022)	(5,780)	17,069	(24,242)	(22,849)

Total benefits and expenses	730,831	688,573	598,560	42,258	90,013

Income before other items and federal income taxes	$81,544	$75,619	$59,955	$5,925	$15,664

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Items affecting the comparability of annuity results

The company converted the valuation of its single premium immediate annuity business from a mainframe valuation system to a more robust vendor based system in 2017 resulting in a change in estimate affecting policyholder benefits.

Earnings

Earnings increased during 2017 compared to 2016 primarily due to this change in estimate combined with a decrease in operating expenses. Earnings increased during 2016 compared to 2015 primarily due to increased assets, as measured by account value and reserves, leading to an increase in margins earned on net investment income and a favorable decrease in DAC related to lower surrenders.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Fixed deferred annuity	$741,184	$508,894	$528,623	$232,290	$(19,729)
Single premium immediate annuity	261,809	281,521	213,341	(19,712)	68,180
Equity-indexed deferred annuity	893,032	572,473	432,517	320,559	139,956
Variable deferred annuity	76,470	76,012	93,898	458	(17,886)

Total premium and deposits	1,972,495	1,438,900	1,268,379	533,595	170,521
Less: Policy deposits	1,750,288	1,190,186	1,085,254	560,102	104,932

Total earned premiums	$222,207	$248,714	$183,125	$(26,507)	$65,589

Sales strengthened during 2017 compared to 2016 led by the fixed deferred and equity indexed products. These are deposit type contracts and do not contribute to earned premiums. Earned premiums are reflective of single premium immediate annuity sales which decreased during the year ended December 31, 2017 compared to 2016.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Years ended December 31,
	2017	2016	2015
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$9,118,350	$8,880,448	$8,873,397
Net inflows	1,332,751	766,895	686,312
Surrenders	(745,118)	(784,666)	(893,986)
Fees	(6,608)	(5,821)	(6,301)
Interest credited	333,977	261,494	221,026

Account value, end of period	10,033,352	9,118,350	8,880,448

Single premium immediate annuity
Reserve, beginning of period	1,566,440	1,398,481	1,274,664
Net inflows	78,637	117,840	68,355
Interest and mortality	46,425	50,119	55,462

Reserve, end of period	1,691,502	1,566,440	1,398,481

Variable deferred annuity
Account value, beginning of period	392,345	417,821	494,516
Net inflows	73,891	71,982	91,276
Surrenders	(140,686)	(114,543)	(163,677)
Fees	(4,481)	(4,745)	(5,507)
Change in market value and other	60,833	21,830	1,213

Account value, end of period	381,902	392,345	417,821

Total account value, end of period	$12,106,756	$11,077,135	$10,696,750

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts which explains the change in benefits over the past three years.

Commissions increased during 2017 compared to 2016 driven by an increase in sales of deferred annuity and equity-indexed products. Commissions increased during 2016 compared to 2015 primarily as a result of an increase in sales of higher commissionable products, such as equity-indexed and single premium immediate annuities.

Other operating expenses decreased during 2017 compared to 2016 due to the impact of higher expenses incurred relating to premium tax in the third quarter of 2016 which did not impact 2017 to the same extent. Other operating expenses were relatively flat during 2016 compared to 2015 despite the increase in annuity volume.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Acquisition cost capitalized	$104,772	$77,161	$64,724	$27,611	$12,437
Amortization of DAC	(74,750)	(71,381)	(81,793)	(3,369)	10,412

Change in DAC	$30,022	$5,780	$(17,069)	$24,242	$22,849

The change in DAC increased during 2017 compared to 2016, and 2016 compared to 2015, due to an increase in the capitalization of acquisition costs which is primarily driven by an increase in sales which generated an increase in commissions.

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the years ended December 31, 2017, 2016 and 2015 were 36.8%, 35.5% and 42.2%, respectively. A higher ratio is less favorable due to a higher proportion of the margin used to amortize DAC.

Interest Margin

The interest margin earned on fixed deferred annuities interest decreased by $3.3 million for 2017 compared to 2016 due to a decrease in fixed investment yields, and decreased $21.3 million for 2016 compared to 2015 due to a decrease in assets, as measured by account value.

The S&P 500 Index increased by approximately 19.4% and 9.5% in 2017 and 2016, respectively. This change in index performance led to an increase in option return of $54.3 million during 2017 compared to 2016, and $33.5 million during 2016 compared to 2015 in the related equity-indexed annuities. Interest margin is highly correlated with asset base as large changes in interest credited are offset by option return. The increase in asset base in 2017 compared to 2016 was offset by a decrease in fixed investment yields causing a decrease in interest spread.

Single premium immediate annuities margin on interest and mortality increased $8.9 million in 2017 compared to 2016 primarily due to a methodology change in accounting for these contracts. 2016 experienced a more favorable mortality experience when compared to 2015.

The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Fixed deferred annuities
Fixed investment income	$336,135	$347,197	$362,337	$(11,062)	$(15,140)
Interest credited	(200,800)	(208,547)	(202,352)	7,747	(6,195)

Interest spread	135,335	138,650	159,985	(3,315)	(21,335)

Account balance, end of period	7,108,252	7,068,119	7,289,884	40,133	(221,765)

Equity indexed annuities
Fixed investment income	91,010	66,347	48,205	24,663	18,142
Option return	80,399	26,099	(7,401)	54,300	33,500
Interest credited	(133,177)	(52,947)	(18,674)	(80,230)	(34,273)

Interest spread	38,232	39,499	22,130	(1,267)	17,369

Account balance, end of period	2,925,100	2,050,231	1,590,564	874,869	459,667

Single premium immediate annuities
Fixed investment income	66,245	61,083	56,317	5,162	4,766
Interest and mortality	(46,425)	(50,119)	(55,462)	3,694	5,343

Interest and mortality margin	19,820	10,964	855	8,856	10,109

Reserve, end of period	1,691,502	1,566,440	1,398,481	125,062	167,959

Total interest and mortality margin	$193,387	$189,113	$182,970	$4,274	$6,143

Total account balance and reserve, end of period	$11,724,854	$10,684,790	$10,278,929	$1,040,064	$405,861

Health

Health segment results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Premiums and other revenues
Premiums	$156,436	$175,589	$196,777	$(19,153)	$(21,188)
Net investment income	9,538	9,942	10,135	(404)	(193)
Other income	19,284	17,488	17,714	1,796	(226)

Total premiums and other revenues	185,258	203,019	224,626	(17,761)	(21,607)

Benefits, losses and expenses
Claims incurred	103,112	131,828	146,805	(28,716)	(14,977)
Commissions for acquiring and servicing policies	27,400	22,846	27,455	4,554	(4,609)
Other operating expenses	38,376	43,263	45,047	(4,887)	(1,784)
Change in deferred policy acquisition costs (1)	3,814	3,770	3,394	44	376

Total benefits and expenses	172,702	201,707	222,701	(29,005)	(20,994)

Income before other items and federal income taxes	$12,556	$1,312	$1,925	$11,244	$(613)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings increased during 2017 compared to 2016, primarily due to a change in estimate which decreased the amount of ceded MGU claim reserves during the third quarter of 2016. Earnings also increased due to the absence of a group health plan that was not renewed effective January 1, 2017 and an improvement in results for the closed medical expense block. Earnings remained relatively constant during 2016 compared to 2015.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,
	2017		2016		2015
Medicare Supplement	$66,550	42.4%	$68,376	38.9%	$76,090	38.6%
Credit accident and health	18,217	11.6	15,124	8.6	13,106	6.7
MGU	26,574	17.0	17,611	10.0	23,798	12.1
Supplemental insurance	25,321	16.2	23,876	13.6	26,546	13.5
Medical expense	12,891	8.2	14,021	8.0	16,910	8.6
Group health	2,239	1.4	30,974	17.6	34,361	17.5
All other	4,644	3.2	5,607	3.3	5,966	3.0

Total	$156,436	100.0%	$175,589	100.0%	$196,777	100.0%

Earned premiums decreased during 2017 compared to 2016 primarily due to the non-renewal of the above referenced group health plan partially offset by an increase in MGU and credit accident and health premiums. MGU premiums increased due to the onboarding of new performing groups by several MGUs. Credit accident and health premiums increased primarily due to the addition of new producers writing credit monthly pay business. Earned premiums decreased during 2016 compared to 2015, primarily due to a decline in Medicare Supplement and MGU premiums. Medicare Supplement earned premiums decreased due to lapses that were greater than new sales, compounded by the continuing shift in sales from comprehensive higher premium plans to the lower premium high deductible plan. MGU premiums decreased due to the removal of lesser performing groups by several MGUs. Since the MGU policy counts include 100% reinsured certificates, the increase does not always translate into corresponding increases in premiums.

Our in-force certificates or policies as of the dates indicated are as follows:

	December 31,
	2017		2016		2015
Medicare Supplement	35,446	6.8%	33,815	6.3%	35,586	6.8%
Credit accident and health	179,158	34.4	194,194	36.1	204,080	39.0
MGU	210,293	40.4	195,936	36.4	164,626	31.4
Supplemental insurance	55,214	10.6	60,261	11.2	62,384	11.9
Medical expense	1,879	0.4	2,228	0.4	2,717	0.5
Group health	10,582	2.0	17,485	3.3	16,988	3.2
All other	27,616	5.4	33,820	6.3	37,335	7.2

Total	520,188	100.0%	537,739	100.0%	523,716	100.0%

Total in-force policies decreased during 2017 compared to 2016 in all blocks of business except for Medicare Supplement and MGU. Although credit accident and health premiums increased, policy counts, which do not include monthly pay business, decreased due to a decrease in the traditional single premium business. Although supplemental insurance sales increased during 2017 compared to 2016, the termination of two large groups with low coverage amounts produced a net decrease in supplemental insurance policy counts. Group health in-force policies decreased during 2017 compared to 2016, primarily due to the exclusion of certain AD&D coverages. All other in-force policies decreased during 2017 compared to 2016 due to the lapsation of older policies. During 2016 compared to 2015 in-force policies decreased in all blocks of health business, except for group and MGU. Since the MGU policy counts include 100% reinsured certificates, the increase does not always translate into corresponding increases in premiums.

Benefits, losses and expenses

Claims incurred decreased during 2017 compared to 2016 due to the non-renewal of a group health plan, the change in estimate during third quarter of 2016 decreasing the ceded MGU claim reserves, and the continued shrinkage of the closed medical expense block.

Commissions increased during 2017 compared to 2016 due to the correlated sales in credit accident and health and the MGU line of business. Commissions decreased during 2016 compared to 2015 primarily due to the decrease in premiums.

Other operating expenses decreased during 2017 compared to 2016 in correlation to the absence of a non-renewed group health plan.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Acquisition cost capitalized	$11,413	$11,203	$20,249	$210	$(9,046)
Amortization of DAC	(15,227)	(14,973)	(23,643)	(254)	8,670

Change in DAC	$(3,814)	$(3,770)	$(3,394)	$(44)	$(376)

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

For 2017, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating(1)	Ceded Premium	Percentage of Gross Premium
Maiden Reinsurance North America, Inc.	A	$31,761	7.8%
Navigator Insurance Company	A	29,714	7.3
QBE Reinsurance Corporation	A	19,911	4.9
Axis Insurance Company	A+	19,384	4.7
Other reinsurers with no single company greater than 5.0% of the total ceded premium		152,341	37.2

Total health reinsurance ceded		$253,111	61.9%

(1)	A.M. Best rating as of the most current information available February 09, 2018.

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior years
	2017	2016	2015	2017	2016
Premiums and other revenues
Net premiums written	$1,414,024	$1,282,876	$1,187,980	$131,148	$94,896

Net premiums earned	$1,359,989	$1,253,392	$1,153,267	$106,597	$100,125
Net investment income	61,688	57,091	55,620	4,597	1,471
Other income	8,372	4,588	5,534	3,784	(946)

Total premiums and other revenues	1,430,049	1,315,071	1,214,421	114,978	100,650

Benefits, losses and expenses
Claims incurred	934,044	883,219	776,562	50,825	106,657
Commissions for acquiring and servicing policies	265,440	232,514	213,486	32,926	19,028
Other operating expenses	177,507	165,509	156,583	11,998	8,926
Change in deferred policy acquisition costs (1)	(5,490)	(725)	(1,200)	(4,765)	475

Total benefits and expenses	1,371,501	1,280,517	1,145,431	90,984	135,086

Income before other items and federal income taxes	$58,548	$34,554	$68,990	$23,994	$(34,436)

Loss ratio	68.7%	70.5%	67.3%	(1.8)%	3.2%
Underwriting expense ratio	32.1	31.7	32.0	0.4	(0.3)

Combined ratio	100.8%	102.2%	99.3%	(1.4)%	2.9%

Impact of catastrophe events on combined ratio	8.1	6.8	5.7	1.3	1.1

Combined ratio without impact of catastrophe events	92.7%	95.4%	93.6%	(2.7)%	1.8%

Gross catastrophe losses	$111,455	$85,252	$65,413	$26,203	$19,839
Net catastrophe losses	$105,880	$84,989	$62,717	$20,891	$22,272

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Property and Casualty earnings increased during 2017 compared to 2016, primarily due to increased net premiums earned coupled with an improvement in the loss ratio. Property and Casualty earnings decreased during 2016 compared to 2015, as continued premium growth and the favorable results in our commercial lines were outpaced by the increase in losses attributable to personal auto claims and higher catastrophe losses.

Premiums and other revenues

Net premiums written and earned increased for all major lines of business during 2017 compared to 2016. The largest increases were in the personal automobile and other commercial lines of business. Net premiums written and earned increased during 2016 compared to 2015 for all major lines of business.

Benefits, losses and expenses

Claims incurred increased during 2017 compared to 2016, as a result of increases in catastrophe losses and premium growth. Claims incurred increased during 2016 compared to 2015 as a result of increases in catastrophe losses as well as an increase in frequency and severity of claims related to the personal automobile line of business.

Commissions for acquiring and servicing policies increased during 2017 compared to 2016, primarily as a result of the premium growth as well as the mix of products. Commissions for acquiring and servicing policies increased during 2016 compared to 2015, primarily as a result of the growth of the collateral protection (CPI) and mortgage security insurance lines of business.

Operating expenses increased during 2017 compared to 2016, and 2016 compared to 2015 as a result of costs related to growth initiatives.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 57.4% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 31.3% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 11.3% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Net premiums written
Automobile	$506,110	$445,860	$412,686	$60,250	$33,174
Homeowner	259,319	238,967	226,272	20,352	12,695
Other Personal	46,026	42,484	41,658	3,542	826

Total net premiums written	$811,455	$727,311	$680,616	$84,144	$46,695

Net premiums earned
Automobile	$482,851	$431,580	$405,891	$51,271	$25,689
Homeowner	247,575	230,565	222,338	17,010	8,227
Other Personal	44,306	42,122	40,966	2,184	1,156

Total net premiums earned	$774,732	$704,267	$669,195	$70,465	$35,072

Loss ratio
Automobile	80.3%	85.7%	77.6%	(5.4)%	8.1%
Homeowner	74.7	71.8	64.5	2.9	7.3
Other Personal	68.3	55.3	62.8	13.0	(7.5)
Personal line loss ratio	77.9%	79.3%	72.4%	(1.4)%	6.9%
Combined Ratio
Automobile	103.5%	110.9%	102.8%	(7.4)%	8.1%
Homeowner	108.4	100.0	91.7	8.4	8.3
Other Personal	99.4	79.1	87.0	20.3	(7.9)
Personal line combined ratio	104.8%	105.5%	98.2%	(0.7)%	7.3%

Automobile: Net premiums written and earned increased in our personal automobile line during 2017 compared to 2016 due to rate increases and an increase in policies in force. The loss and combined ratios decreased during 2017 compared to 2016 primarily due to an improvement in rate adequacy somewhat offset by an increase in catastrophe losses. Net premiums written and earned increased during 2016 compared to 2015, due to an increase of policies in force and rate increases. The loss and combined ratio increased during 2016 compared to 2015, primarily due to an increase in the frequency and severity of claims and catastrophe losses compared to the prior year.

Homeowners: Net premiums written and earned increased during 2017 compared to 2016 and 2016 compared to 2015 primarily due to increased sales to renters. The loss and combined ratios increased during 2017 compared to 2016 and 2016 compared to 2015 due to an increase in catastrophe losses.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies such as coverages for watercraft, recreational vehicles, motorcycle and personal umbrella. The loss and combined ratios increased during 2017 compared to 2016 due to increased claims for rental-owners along with several large umbrella claims. The loss ratio decreased during 2016 compared to 2015 primarily due to certain personal umbrella claim re-designations from personal lines to commercial lines.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Net premiums written
Other Commercial	$197,772	$172,667	$159,834	$25,105	$12,833
Agricultural Business	142,241	137,182	123,548	5,059	13,634
Automobile	103,048	96,939	88,767	6,109	8,172

Total net premiums written	$443,061	$406,788	$372,149	$36,273	$34,639

Net premiums earned
Other Commercial	$188,077	$165,828	$154,114	$22,249	$11,714
Agricultural Business	139,573	133,436	121,031	6,137	12,405
Automobile	100,196	94,423	87,450	5,773	6,973

Total net premiums earned	$427,846	$393,687	$362,595	$34,159	$31,092

Loss ratio
Other Commercial	50.5%	63.1%	65.3%	(12.6)%	(2.2)%
Agricultural Business	57.2	58.1	66.0	(0.9)	(7.9)
Automobile	62.2	70.8	74.4	(8.6)	(3.6)
Commercial line loss ratio	55.4%	63.2%	67.7%	(7.8)%	(4.5)%
Combined ratio
Other Commercial	83.5%	94.7%	93.3%	(11.2)%	1.4%
Agricultural Business	95.4	95.4	106.6	—	(11.2)
Automobile	86.1	95.6	98.5	(9.5)	(2.9)
Commercial line combined ratio	88.0%	95.1%	99.0%	(7.1)%	(3.9)%

Other Commercial: Net premiums written and earned increased during 2017 compared to 2016 primarily due to increased sales of mortgage fire insurance and workers’ compensation. The decrease in the loss and combined ratios for 2017 compared to 2016 is primarily due to decreased claim activity on business owners’ lines of business and lower than anticipated prior year claim emergence on workers’ compensation. Net premiums written and earned increased during 2016 compared to 2015 primarily due to increased sales of mortgage security insurance. This increase was partially offset by an increase in reinsurance premium ceded for the workers compensation and commercial umbrella lines of business.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during 2017 compared to 2016 primarily as a result of an increase in policies in force. The loss and combined ratios were relatively constant during 2017 compared to 2016. Net premiums written and earned increased during 2016 compared to 2015, primarily as a result of improved rate adequacy. The loss ratio decreased during 2016 compared to 2015 primarily due to a decrease in catastrophe losses.

Commercial Automobile: Net premiums written and earned increased during 2017 compared to 2016, primarily due to increased sales as well as improved rate adequacy. The loss and combined ratios decreased during 2017 compared to 2016 primarily due to a decrease in the average severity of losses. Net premiums written and earned increased during 2016 compared to 2015, due to an increase in direct written premiums coupled with a decrease in ceded premiums. The loss ratio decreased during 2016 compared to 2015, primarily due to a decrease in average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Net premiums written	$159,508	$148,777	$135,215	$10,731	$13,562
Net premiums earned	157,411	155,437	121,477	1,974	33,960
Loss ratio	59.6%	48.7%	38.4%	10.9%	10.3%
Combined ratio	116.2%	107.2%	107.9%	9.0%	(0.7)%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums increased during 2017 compared to 2016 primarily due to an increase in debt cancellation business. The loss and combined ratios increased during 2017 compared to 2016 primarily due to an increase in claims in the Guaranteed Auto Protection (GAP) business, partially resulting from catastrophes that caused flooding to automobiles. Net written and earned premiums increased during 2016 compared to 2015, primarily due to increases in our collateral protection business. The loss ratio increased during 2016 compared to 2015 primarily due to an increase in claims in our GAP business.

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

The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2018.

Layer of Loss	Catastrophe Reinsurance Coverage In Force
Less than $10.0 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate and Stretch & Aggregate coverage described below

$10.0 million - $17.5 million	100% of earthquake losses countrywide

$17.5 million - $500 million	100% of multiple peril losses covered by Corporate Program(1) (all perils)

(1)	The Corporate Program covers all non-credit property and casualty business, subject to certain limits, and is not specific to the Company or any of its subsidiaries, or any state or region. The program does cover the Mortgage Security Insurance (MSI) and Guaranteed Auto Protection (GAP) business written by the Credit Insurance Division.

Each per-event coverage above includes one automatic reinstatement except for a 12.5% portion of the Corporate Program (12.5% of $35 million to $500 million). The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage, with the exception of losses from $35 million to $100 million, which reflect a 50% reduction on the prorated amount, and the losses from $17.5 million to $35 million, in which a 70% portion is free for the first limit and reflects a 50% reduction on the second limit. The 12.5% placement of non-reinstateable coverage reduces the amount of reinstatement premium we are obligated to pay. We purchase a Catastrophe Aggregate reinsurance coverage that provides for $30 million of limit excess of $90 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses below $10 million on Property Claims Services (PCS) declared catastrophe events and internally declared catastrophe events exceeding $5 million. The Catastrophe Aggregate reinsurance coverage has been placed at 100.0% for 2018 and does not include a reinstatement.

A Stretch & Aggregate cover is purchased which consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection where subject loss is $35 million excess of $5 million of each catastrophe. Recoveries follow satisfaction of a $45 million annual aggregate deductible. This cover was placed on July 1, 2017, and remains in place until June 30, 2018. American National expects to place the cover again on July 1, 2018.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2017 programs and the coverage each provides are shown in the following table:

	A.M. Best Rating(1)	Percent of Risk Covered
Reinsurer		Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A	41.9%	43.8%
Swiss Re	A+	12.1	6.3
Safety National Casualty Corporation	A+	18.2	—
Hannover Ruckversicherung-Aktiengesellschaft, Germany	A+	9.2	—
Tokio Millennium Re Ltd.	A++	—	6.9
Other Reinsurers with no single company with greater than a 5% share		18.6	43.0

Total Reinsurance Coverage		100.0%	100.0%

(1)	A.M. Best rating as of the most current information available January 22, 2018

Reserve Development

While we believe that our claims reserves at December 31, 2017 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2017 and claims expected to arise from unexpired periods of risk is uncertain. There are many other possible changes that would cause losses to increase or decrease, which include but are not limited to: claim severity; the expected level of reported claims; judicial action changing the scope or liability of coverage; the regulatory, social and economic environment; and unexpected changes in loss inflation. For additional information regarding prior year development of our claims and CAE reserves, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
Other revenues
Net investment income	$75,227	$64,553	$83,542	$10,674	$(18,989)
Realized investment gains, net	91,209	28,940	59,443	62,269	(30,503)
Other Income	5,242	7,944	5,976	(2,702)	1,968

Total other revenues	171,678	101,437	148,961	70,241	(47,524)

Benefits, losses and expenses
Commissions	(6)	(3)	(2)	(3)	(1)
Other operating expenses	59,043	41,864	44,598	17,179	(2,734)

Total benefits, losses and expenses	59,037	41,861	44,596	17,176	(2,735)

Income before other items and federal income taxes	$112,641	$59,576	$104,365	$53,065	$(44,789)

Earnings

Earnings increased during 2017 compared to 2016 primarily due to an increase in realized investment gains. The increase in realized investment gains is primarily attributable to an increase in the sale of equity securities and certain real estate holdings. These increases were partially offset during 2017 by an increase in other operating expenses which included a pension cost of $12.5 million relating to the completion of the one-time pension payment window that occurred in 2017. Earnings decreased during 2016 compared to 2015 primarily due to a decrease in realized investment gains. The decrease in realized investment gains is primarily attributable to a decrease in the sale of certain real estate holdings compared to 2015.

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

Our insurance and annuity products are generally supported by investment-grade bonds and commercial mortgage loans. We also invest in equity options as a hedge for our indexed products. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale considering our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities classified as held-to-maturity and available-for-sale and adjust the mix within the portfolio as investments mature or new investments are purchased.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2017		December 31, 2016
Bonds held-to-maturity, at amortized cost	$7,552,959	34.5%	$7,251,385	35.8%
Bonds available-for-sale, at fair value	6,145,308	28.1	5,803,276	28.7
Equity securities, at fair value	1,784,226	8.2	1,541,676	7.6
Mortgage loans, net of allowance	4,749,999	21.7	4,348,046	21.5
Policy loans	377,103	1.7	384,376	1.9
Investment real estate, net of accumulated depreciation	532,346	2.4	593,417	2.9
Short-term investments	658,765	3.0	192,226	1.0
Other invested assets	80,165	0.4	113,550	0.6

Total investments	$21,880,871	100.0%	$20,227,952	100.0%

The increase in our total investments at December 31, 2017 compared to 2016 was primarily a result of an increase in bonds, mortgage loans, short-term investments, and equity securities.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2017, our fixed maturity securities had an estimated fair value of $13.9 billion, which was $0.4 billion, or 3.0%, above amortized cost. At December 31, 2016, our fixed maturity securities had an estimated fair value of $13.3 billion, which was $0.4 billion, or 2.9%, above amortized cost. The estimated fair value for securities due in one year or less decreased from $0.7 billion as of December 31, 2016 to $0.5 billion as of December 31, 2017. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements.

Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.7% at December 31, 2017 and 2016, respectively.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of December 31, 2017, we had $377.1 million in policy loans with a loan to surrender value of 62.8%, and at December 31, 2016, we had $384.4 million in policy loans with a loan to surrender value of 64.6%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $105.8 million during 2017 compared to 2016 primarily due to an increase in realized and unrealized gains of equity-indexed options as a result of increases in the S&P 500 and an increase in mortgage loan income. Equity-indexed options are recorded at fair value with changes in fair value recorded as investment income.

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

Net realized gains increased $58.0 million during 2017 compared to 2016 primarily due to an increase in the sale of bonds, equity securities and certain real estate holdings. Other-than-temporary impairment on investment securities decreased $4.3 million during 2017 compared to 2016.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	December 31, 2017	December 31, 2016	Change
Held-to-Maturity
Gains	$240,713	$285,315	$(44,602)
Losses	(19,319)	(40,008)	20,689

Net Gain	221,394	245,307	(23,913)

Available-for-Sale (1)
Gains	1,238,612	986,635	251,977
Losses	(24,562)	(43,100)	18,538

Net Gain	1,214,050	943,535	270,515

Total	$1,435,533	$1,188,842	$246,691

(1)	Includes bonds and equity securities

The net change in the unrealized gains on fixed maturity securities between December 31, 2017 and December 31, 2016 is primarily attributable to the decrease in benchmark ten-year interest rates which were 2.41% and 2.45% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

The net unrealized gains of our equity securities were $1.0 billion and $809.2 million at December 31, 2017 and 2016, respectively. The increase is attributable to favorable market conditions.

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

Changes in interest rates during 2017 and market expectations for potentially higher rates through 2018, may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status of plans. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations.

Funds received as premium payments and deposits, that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary.

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

Our cash and cash equivalents and short-term investment position increased from $481.6 million at December 31, 2016 to $1.0 billion at December 31, 2017. The increase primarily relates to an increase in commercial paper to fund additional investments.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	December 31,
	2017	2016	2015
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$4,604,543	$4,196,279	$4,099,662
AOCI	642,216	455,899	352,620

Total American National stockholders’ equity	$5,246,759	$4,652,178	$4,452,282

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $28.4 million and $31.8 million at December 31, 2017 and 2016, respectively.

The changes in our capital resources are summarized below (in thousands):

	December 31,
	2017			2016
	Capital and Retained Earnings	AOCI	Total	Capital and Retained Earnings	AOCI	Total
Net income attributable to American National	$493,651	$—	$493,651	$181,003	$—	$181,003
Dividends to shareholders	(88,335)	—	(88,335)	(87,741)	—	(87,741)
Change in net unrealized gains on securities	—	169,740	169,740	—	93,704	93,704
Defined benefit pension plan adjustment	—	15,831	15,831	—	9,286	9,286
Foreign currency transaction and translation adjustment	—	746	746	—	289	289
Other	2,948	—	2,948	3,355	—	3,355

Total	$408,264	$186,317	$594,581	$96,617	$103,279	$199,896

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2017 and December 31, 2016, American National Insurance Company’s statutory capital and surplus was $3,293,474,000 and $2,985,909,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2017 and December 31, 2016, substantially above 200% of the authorized control level.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life insurance obligations(1)	$5,462,091	$(4,192)	$79,983	$270,761	$5,115,539
Annuity obligations(1)	14,387,449	1,273,833	3,626,211	2,864,371	6,623,034
Property and casualty insurance obligations(2)	895,390	368,165	284,529	100,368	142,328
Accident and health insurance obligations(3)	241,296	135,077	31,243	15,090	59,886
Purchase obligations
Commitments to purchase and fund investments	122,757	66,946	31,160	14,853	9,798
Mortgage loan commitments	729,858	572,804	157,054	—	—
Operating leases	4,877	1,605	1,964	1,072	236
Defined benefit pension plans(4)	93,663	11,558	22,909	18,343	40,853
Notes payable(5)	137,458	—	9,702	40,124	87,632

Total	$22,074,839	$2,425,796	$4,244,755	$3,324,982	$12,079,306

(1)	Life and annuity obligations include undiscounted estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and annuity contracts. All amounts are gross of any reinsurance recoverable. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in the liability for future policy benefits and policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included in the table since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year and are presented in the less than one-year category. All estimated cash payments are net of estimated future premiums on policies currently in-force net of future policyholder dividends payable. The participating policyholders’ share obligation included in other policyholder funds and the timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.
(2)	Includes undiscounted case reserves for reported claims and reserves for IBNR with the timing of future payments based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.
(3)	Reflects estimated future claim payments for claims incurred based on mortality and morbidity assumptions that are consistent with historical claims experience. These are not discounted with interest and will exceed the liabilities recorded in reserves for future claim payment, which are discounted with interest. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments.
(4)	Estimated payments through continuing operations for benefit obligations of the non-qualified defined benefit pension plan. A liability has been established for the full amount of benefits accrued.
(5)	The estimated payments due by period for notes payable reflect the contractual maturities of principal for amounts borrowed by real estate joint ventures and collateralized by real-estate owned by the respective entity. American National’s liability is limited to its investment in the respective joint venture. See Note 6, Real Estate and Other Investments, of the Notes to the Consolidated Financial Statements for additional details.

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

The carrying values of our investment in fixed maturity securities, which comprise 62.6% of our portfolio, are summarized below (in thousands):

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
Bonds held-to-maturity	$7,552,959	55.1%	$7,251,385	55.5%
Bonds available-for-sale	6,145,308	44.9	5,803,276	44.5
Net unrealized gains on available-for-sale bonds	187,407	3.1	134,292	2.3

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

Our mortgage loans also have interest rate risk. As of December 31, 2017, these mortgage loans have fixed rates ranging from 4.0% to 10.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.

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

The profitability of some of our products could be adversely affected by low interest rates. Assuming a 100 basis point drop in interest rates, we project a $22 million decrease in earnings over the next three years. In projecting this impact, we modeled projected crediting rates, considering interest spread targets and crediting rate floors.

Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase (Decrease) in Market Value Given an Interest Rate Increase (Decrease) of X Basis Points
	(100)	(50)	50	100
December 31, 2017	$647,685	$320,670	$(317,212)	$(637,882)
December 31, 2016	$610,421	$301,819	$(297,039)	$(587,945)

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

Equity Risk

Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. At December 31, 2017, we held approximately $1.8 billion of equity investments, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We mitigate our equity risk by diversification of the investment portfolio.

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

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

American National Insurance Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to V (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

Houston, Texas

February 28, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

American National Insurance Company:

Opinion on Internal Control Over Financial Reporting

We have audited American National Insurance Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial position of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Houston, Texas

February 28, 2018

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,774,353 and $7,496,692)	$7,552,959	$7,251,385
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $5,957,901 and $5,668,984)	6,145,308	5,803,276
Equity securities, at fair value (Cost $757,583 and $732,433)	1,784,226	1,541,676
Mortgage loans on real estate, net of allowance	4,749,999	4,348,046
Policy loans	377,103	384,376
Investment real estate, net of accumulated depreciation of $260,904 and $259,578	532,346	593,417
Short-term investments	658,765	192,226
Other invested assets	80,165	113,550

Total investments	21,880,871	20,227,952

Cash and cash equivalents	375,837	289,338
Investments in unconsolidated affiliates	484,207	490,476
Accrued investment income	187,670	180,323
Reinsurance recoverables	418,589	401,709
Prepaid reinsurance premiums	63,625	63,026
Premiums due and other receivables	314,345	296,930
Deferred policy acquisition costs	1,373,844	1,294,443
Property and equipment, net of accumulated depreciation of $217,076 and $201,863	115,818	116,028
Current tax receivable	44,170	61,423
Other assets	158,024	169,962
Separate account assets	969,764	941,612

Total assets	$26,386,764	$24,533,222

LIABILITIES
Future policy benefits
Life	$2,997,353	$2,939,308
Annuity	1,400,150	1,277,220
Accident and health	57,104	60,308
Policyholders’ account balances	12,060,045	11,068,775
Policy and contract claims	1,390,561	1,303,925
Unearned premium reserve	875,294	823,938
Other policyholder funds	334,501	318,620
Liability for retirement benefits	114,538	152,496
Notes payable	137,458	136,080
Deferred tax liabilities, net	316,370	367,487
Other liabilities	477,855	481,958
Separate account liabilities	969,764	941,612

Total liabilities	21,130,993	19,871,727

EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,931,884 and 26,914,516 shares	30,832	30,832
Additional paid-in capital	19,193	16,406
Accumulated other comprehensive income	642,216	455,899
Retained earnings	4,656,134	4,250,818
Treasury stock, at cost	(101,616)	(101,777)

Total American National stockholders’ equity	5,246,759	4,652,178
Noncontrolling interest	9,012	9,317

Total equity	5,255,771	4,661,495

Total liabilities and equity	$26,386,764	$24,533,222

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2017	2016	2015
PREMIUMS AND OTHER REVENUE
Premiums
Life	$328,570	$318,953	$305,350
Annuity	222,207	248,714	183,125
Accident and health	156,436	175,589	196,777
Property and casualty	1,359,989	1,253,392	1,153,267
Other policy revenues	248,526	306,880	250,265
Net investment income	966,077	860,235	834,831
Net realized investment gains	104,595	46,607	87,385
Other-than-temporary impairments	(13,386)	(17,667)	(27,942)
Other income	37,986	35,248	34,397

Total premiums and other revenues	3,411,000	3,227,951	3,017,455

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	396,997	416,467	386,785
Annuity	267,814	294,917	230,221
Claims incurred
Accident and health	103,112	131,828	146,805
Property and casualty	934,044	883,219	776,562
Interest credited to policyholders’ account balances	415,190	331,770	293,464
Commissions for acquiring and servicing policies	545,399	465,962	425,338
Other operating expenses	520,671	503,459	501,377
Change in deferred policy acquisition costs	(81,484)	1,152	(11,785)

Total benefits, losses and expenses	3,101,743	3,028,774	2,748,767

Income before federal income tax and equity in earnings of unconsolidated affiliates	309,257	199,177	268,688

Less: Provision (benefit) for federal income taxes
Current	49,101	(15,376)	93,979
Deferred	(148,777)	89,086	9,741

Total provision (benefit) for federal income taxes	(99,676)	73,710	103,720
Equity in earnings of unconsolidated affiliates	86,674	57,200	77,408

Net income	495,607	182,667	242,376
Less: Net income (loss) attributable to noncontrolling interest, net of tax	1,956	1,664	(612)

Net income attributable to American National	$493,651	$181,003	$242,988

Amounts available to American National common stockholders
Earnings per share
Basic	$18.35	$6.73	$9.04
Diluted	18.31	6.71	9.02
Cash dividends to common stockholders	3.28	3.26	3.14
Weighted average common shares outstanding	26,896,926	26,908,570	26,876,522
Weighted average common shares outstanding and dilutive potential common shares	26,960,695	26,967,072	26,950,066

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2017	2016	2015
Net income	$495,607	$182,667	$242,376

Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	169,740	93,704	(114,717)
Foreign currency transaction and translation adjustments	746	289	(1,630)
Defined benefit pension plan adjustment	15,831	9,286	(21,815)

Other comprehensive income (loss), net of tax	186,317	103,279	(138,162)

Total comprehensive income	681,924	285,946	104,214
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,956	1,664	(612)

Total comprehensive income attributable to American National	$679,968	$284,282	$104,826

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Years ended December 31,
	2017	2016	2015
Common Stock
Balance at beginning and end of the period	$30,832	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	16,406	13,689	9,248
Reissuance of treasury shares	1,964	1,825	2,129
Income tax effect from restricted stock arrangement	—	49	1,165
Amortization of restricted stock	823	843	1,147

Balance at end of the period	19,193	16,406	13,689

Accumulated Other Comprehensive Income
Balance as of January 1,	455,899	352,620	490,782
Other comprehensive income (loss)	186,317	103,279	(138,162)

Balance at end of the period	642,216	455,899	352,620

Retained Earnings
Balance as of January 1,	4,250,818	4,157,184	3,998,642
Net income attributable to American National	493,651	181,003	242,988
Cash dividends to common stockholders	(88,335)	(87,741)	(84,446)
Cumulative effect of accounting change	—	372	—

Balance at end of the period	4,656,134	4,250,818	4,157,184

Treasury Stock
Balance as of January 1,	(101,777)	(102,043)	(101,941)
Reissuance (purchase) of treasury shares	161	266	(102)

Balance at end of the period	(101,616)	(101,777)	(102,043)

Noncontrolling Interest
Balance as of January 1,	9,317	10,189	12,384
Contributions	26	—	1,859
Distributions	(2,287)	(2,536)	(3,442)
Net income (loss) attributable to noncontrolling interest	1,956	1,664	(612)

Balance at end of the period	9,012	9,317	10,189

Total Equity	$5,255,771	$4,661,495	$4,462,471

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$495,607	$182,667	$242,376
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(104,595)	(46,607)	(87,385)
Other-than-temporary impairments	13,386	17,667	27,942
Amortization (accretion) of premiums, discounts and loan origination fees	(2,008)	(2,926)	2,701
Net capitalized interest on policy loans and mortgage loans	(32,551)	(32,813)	(31,360)
Depreciation	53,937	45,278	40,573
Interest credited to policyholders’ account balances	415,190	331,770	293,464
Charges to policyholders’ account balances	(248,526)	(306,880)	(250,265)
Deferred federal income tax expense (benefit)	(148,777)	89,086	9,741
Equity in earnings of unconsolidated affiliates	(86,674)	(57,200)	(77,408)
Distributions from equity method investments	21,541	1,096	819
Changes in
Policyholder liabilities	320,743	282,159	259,645
Deferred policy acquisition costs	(81,484)	1,152	(11,785)
Reinsurance recoverables	(16,880)	12,172	14,773
Premiums due and other receivables	(19,445)	(11,691)	(5,512)
Prepaid reinsurance premiums	(599)	14,881	(21,887)
Accrued investment income	(7,347)	(2,849)	8,470
Current tax receivable/payable	17,252	(57,332)	4,578
Liability for retirement benefits	(14,127)	(53,979)	(31,435)
Change in fair value of option securities	(90,357)	(28,401)	13,834
Other, net	11,639	24,327	(22,421)

Net cash provided by operating activities	495,925	401,577	379,458

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	893,977	491,478	1,150,650
Available-for-sale securities	627,682	459,511	574,391
Investment real estate	67,227	12,833	19,788
Mortgage loans	811,049	587,355	836,443
Policy loans	42,580	59,920	56,773
Other invested assets	80,901	30,743	71,564
Disposals of property and equipment	554	16,240	4,681
Distributions from unconsolidated affiliates	102,000	55,311	130,742
Payment for the purchase/origination of
Held-to-maturity securities	(1,215,311)	(156,453)	(525,950)
Available-for-sale securities	(845,705)	(683,128)	(1,343,795)
Investment real estate	(33,844)	(45,631)	(106,255)
Mortgage loans	(1,194,672)	(1,428,471)	(962,267)
Policy loans	(23,325)	(25,480)	(26,459)
Other invested assets	(47,134)	(67,571)	(38,101)
Additions to property and equipment	(24,395)	(47,301)	(32,596)
Contributions to unconsolidated affiliates	(27,869)	(135,208)	(132,004)
Change in short-term investments	(466,539)	268,386	(29,612)
Change in collateral held for derivatives	89,981	24,349	(65,160)
Other, net	18,030	27,869	12,702

Net cash used in investing activities	(1,144,813)	(555,248)	(404,465)

FINANCING ACTIVITIES
Policyholders’ account deposits	2,095,734	1,528,107	1,405,350
Policyholders’ account withdrawals	(1,271,128)	(1,313,394)	(1,400,661)
Change in notes payable	1,377	7,643	20,259
Dividends to stockholders	(88,335)	(87,741)	(84,446)
Payments to noncontrolling interest	(2,261)	(2,536)	(1,583)

Net cash provided by (used in) financing activities	735,387	132,079	(61,081)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,499	(21,592)	(86,088)
Beginning of the period	289,338	310,930	397,018

End of the period	$375,837	$289,338	$310,930

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

Investment real estate including related improvements, are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 15 to 50 years). Rental income is recognized on a straight-line basis over the term of the respective lease. American National classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs, and is not depreciated while it is classified as held-for-sale. American National periodically reviews its investment real estate for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included as an adjustment to “Net realized investment gains” in the consolidated statements of operations. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks as well as other appraisal methods. Real estate acquired upon foreclosure is recorded at the lower of its cost, or its estimated fair value at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests in which the Company has more than a minor interest or influence over the investee’s operations, but it does not have a controlling interest and is not the primary beneficiary, are accounted for using the equity method. These investments are reported as “Investments in unconsolidated affiliates” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a lag methodology of one to three months when timely financial information is not available and the contractual right does not exist to receive such financial information. In addition to the investees’ impairment analysis of its underlying investments, American National routinely evaluates its investments in those investees for impairments. American National considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, American National recognizes its share as an adjustment to “Equity in earnings of unconsolidated affiliates” to record the investment at its fair value. When an impairment results from American National’s separate analysis, an adjustment is made through “Net realized investment gains” to record the investment at its fair value.

Short-term investments comprised of commercial paper, are carried at amortized cost, which approximates fair value.

Other invested assets comprised primarily of equity-indexed options are carried at fair value and may be collateralized by counterparties; such collateral is restricted to the Company’s use. Other invested assets also include tax credit partnerships, Certified Capital Companies (“CAPCO”) investments, mineral rights and limited liability interests, are carried at cost, less allowance for depletion, where applicable.

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

Impairments are evaluated quarterly and where management believes that the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded.

All fixed maturity securities with unrealized losses are assessed to determine if the creditworthiness of any of those securities has deteriorated to a point where its carrying value will not be realized at maturity. For fixed maturity securities at December 31, 2017, the unrealized losses on fixed maturity securities that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to these securities at December 31, 2017.

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

Policyholders’ account balances represent the contract value that has accrued to the benefit of the policyholders related to universal-life and investments-type contracts. For fixed products, these are generally equal to the accumulated deposits, plus interest credited, reduced by withdrawals, payouts, and accumulated policyholder assessments. Indexed product account balances are equal to the sum of host and embedded derivative reserves computed per derivative accounting guidance.

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

Note 2 – Summary of Significant Accounting Policies and Practices – (Continued)

Separate account assets and liabilities

Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National and that represent the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated financial statements.

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

Participating insurance policies

Participating business comprised approximately 5.5% of the life insurance in-force at December 31, 2017 and 17.1% of life premiums in 2017. Of the total participating business, 76.1% was written by Farm Family Life Insurance Company (“Farm Family Life”), which has since been merged with American National Insurance Company of New York.

For this participating business, profits earned on participating business are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in-force. Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses), net of tax.

For all other participating business, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.

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

The effects of tax legislation are recognized in the period of enactment. The effects of the U.S. Tax Cut and Jobs Act (“Tax Reform”) were reflected in the 2017 financial statements as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides guidance on accounting for the effects of the Tax Reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date. The provisional amount is primarily associated with the estimated remeasurement of net deferred tax liabilities arising from a lower U.S. Corporate tax rate. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes for further discussion.

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

Restricted Stock Units (“RSU”) provides the recipients of the awards the option to settle vested RSUs in cash, American National common stock, or a combination of both. The settlement provision within the outstanding restricted stock units results in classifying RSUs as a liability award. The liability is remeasured each reporting period through the vesting date and is adjusted for changes in fair value. The compensation liability related to the RSUs is included in “Other Liabilities” in the consolidated statements of financial position.

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

Note 3 – Recently Issued Accounting Pronouncements

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In May 2014, the FASB issued guidance that will supersede most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company will adopt the standard effective January 1, 2018 using a modified retrospective approach. Our evaluation process was done with a top-down approach and included, but was not limited to, identifying contracts in scope of the guidance through a disaggregated analysis of consolidated revenues, reviewing and documenting the accounting for these contracts and identifying and determining the accounting for any related contract costs. Since the majority of our revenue sources are insurance related and, accordingly, not in the scope of the standard, the results of adoption are immaterial to opening equity and will not have a material impact on financial statement line items.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

In January 2016, the FASB issued guidance that will change certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value and the changes in fair value are recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The impact, if the guidance were effective in 2017, would be an increase of $217 million in net investment income from the change in unrealized gains and losses on securities in the equity portfolio. Cumulative unrealized gains and losses of $811 million at adoption will be reclassified from accumulated other comprehensive income to retained earnings at January 1, 2018.

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

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs. The guidance requires the service cost component to be reported in the same line item as other compensation costs. All other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The standard is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2017. The Company plans to adopt the standard effective January 1, 2018. This guidance is to presentation only and will not have an impact to the Company’s results of operations or financial position.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$266,966	$12,466	$(37)	$279,395
Foreign governments	4,011	582	—	4,593
Corporate debt securities	7,032,464	217,883	(18,020)	7,232,327
Residential mortgage-backed securities	246,803	9,702	(1,262)	255,243
Collateralized debt securities	923	31	—	954
Other debt securities	1,792	49	—	1,841

Total bonds held-to-maturity	7,552,959	240,713	(19,319)	7,774,353

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,569	475	(146)	27,898
U.S. states and political subdivisions	866,250	31,621	(824)	897,047
Foreign governments	5,000	1,460	—	6,460
Corporate debt securities	5,038,908	170,112	(16,093)	5,192,927
Residential mortgage-backed securities	15,009	37	(329)	14,717
Collateralized debt securities	3,171	651	(4)	3,818
Other debt securities	1,994	447	—	2,441

Total bonds available-for-sale	5,957,901	204,803	(17,396)	6,145,308

Equity securities
Common stock	738,453	1,029,340	(7,166)	1,760,627
Preferred stock	19,130	4,469	—	23,599

Total equity securities	757,583	1,033,809	(7,166)	1,784,226

Total investments in securities	$14,268,443	$1,479,325	$(43,881)	$15,703,887

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$301,994	$17,190	$(102)	$319,082
Foreign governments	4,057	659	—	4,716
Corporate debt securities	6,711,508	253,191	(38,721)	6,925,978
Residential mortgage-backed securities	229,758	14,112	(1,185)	242,685
Collateralized debt securities	1,290	64	—	1,354
Other debt securities	2,778	99	—	2,877

Total bonds held-to-maturity	7,251,385	285,315	(40,008)	7,496,692

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,062	594	(16)	25,640
U.S. states and political subdivisions	945,431	21,170	(6,378)	960,223
Foreign governments	5,000	1,567	—	6,567
Corporate debt securities	4,666,096	145,716	(31,049)	4,780,763
Residential mortgage-backed securities	18,588	2,267	(342)	20,513
Collateralized debt securities	5,574	821	(3)	6,392
Other debt securities	3,233	—	(55)	3,178

Total bonds available-for-sale	5,668,984	172,135	(37,843)	5,803,276

Equity securities
Common stock	713,099	810,611	(5,195)	1,518,515
Preferred stock	19,334	3,889	(62)	23,161

Total equity securities	732,433	814,500	(5,257)	1,541,676

Total investments in securities	$13,652,802	$1,271,950	$(83,108)	$14,841,644

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2017
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$292,100	$297,042	$179,704	$181,877
Due after one year through five years	4,041,005	4,181,608	1,933,459	2,004,492
Due after five years through ten years	2,688,600	2,749,530	3,225,589	3,324,570
Due after ten years	531,254	546,173	619,149	634,369

Total	$7,552,959	$7,774,353	$5,957,901	$6,145,308

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Proceeds from sales of available-for-sale securities	$161,223	$138,665	$86,793
Gross realized gains	63,075	34,135	34,434
Gross realized losses	(6,406)	(7,775)	(592)

Gains and losses are determined using specific identification of the securities sold. During 2017 and 2016, bonds with a carrying value of $25,266,000 and $22,848,000, respectively were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ credit worthiness became evident. A realized loss of $6,000,000 was recorded in 2017 on a bond that was transferred due to an other-than-temporary impairment. An unrealized loss of $723,000 was recorded in 2016 following the transfer at fair value.

In accordance with various regulations, American National had bonds on deposit with regulating authorities with a carrying value of $47,556,000 and $52,349,000 at December 31, 2017 and 2016, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $63,386,000 and $76,558,000 at December 31, 2017 and 2016, respectively

The components of the change in net unrealized gains (losses) on securities are shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Bonds available-for-sale	$53,115	$78,207	$(171,006)
Equity securities	217,400	105,090	(73,441)

Change in net unrealized gains (losses) on securities during the year	270,515	183,297	(244,447)
Adjustments for
Deferred policy acquisition costs	(2,083)	(29,074)	59,340
Participating policyholders’ interest	(7,086)	(10,282)	8,646
Deferred federal income tax benefit (expense)	(91,606)	(50,237)	61,744

Change in net unrealized gains (losses) on securities, net of tax	$169,740	$93,704	$(114,717)

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	December 31, 2017
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$1,937	$—	$—	$(37)	$1,937
Corporate debt securities	(8,444)	951,425	(9,576)	192,737	(18,020)	1,144,162
Residential mortgage-backed securities	(325)	49,283	(937)	18,888	(1,262)	68,171

Total bonds held-to-maturity	(8,806)	1,002,645	(10,513)	211,625	(19,319)	1,214,270

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(141)	20,352	(5)	3,875	(146)	24,227
U.S. states and political subdivisions	(160)	27,669	(664)	28,010	(824)	55,679
Corporate debt securities	(6,657)	559,710	(9,436)	159,532	(16,093)	719,242
Residential mortgage-backed securities	(193)	12,419	(136)	1,428	(329)	13,847
Collateralized debt securities	—	—	(4)	123	(4)	123

Total bonds available-for-sale	(7,151)	620,150	(10,245)	192,968	(17,396)	813,118

Equity securities
Common stock	(7,166)	60,391	—	—	(7,166)	60,391

Total equity securities	(7,166)	60,391	—	—	(7,166)	60,391

Total	$(23,123)	$1,683,186	$(20,758)	$404,593	$(43,881)	$2,087,779

	December 31, 2016
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(102)	$18,886	$—	$—	$(102)	$18,886
Corporate debt securities	(18,110)	971,361	(20,611)	186,262	(38,721)	1,157,623
Residential mortgage-backed securities	(558)	22,806	(627)	10,248	(1,185)	33,054

Total bonds held-to-maturity	(18,770)	1,013,053	(21,238)	196,510	(40,008)	1,209,563

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(16)	10,640	—	—	(16)	10,640
U.S. states and political subdivisions	(6,376)	282,141	(2)	122	(6,378)	282,263
Corporate debt securities	(19,828)	917,215	(11,221)	126,584	(31,049)	1,043,799
Residential mortgage-backed securities	(204)	12,420	(138)	3,982	(342)	16,402
Collateralized debt securities	—	1	(3)	146	(3)	147
Other Debt Securities	(55)	3,178	—	—	(55)	3,178

Total bonds available-for-sale	(26,479)	1,225,595	(11,364)	130,834	(37,843)	1,356,429

Equity securities
Common stock	(5,195)	53,068	—	—	(5,195)	53,068
Preferred stock	(62)	4,324	—	—	(62)	4,324

Total equity securities	(5,257)	57,392	—	—	(5,257)	57,392

Total	$(50,506)	$2,296,040	$(32,602)	$327,344	$(83,108)	$2,623,384

As of December 31, 2017, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	December 31, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$638,039	$664,396	4.8%	$667,561	$691,296	5.2%
AA	1,220,544	1,264,282	9.0	1,393,137	1,440,667	10.8
A	4,856,802	4,997,574	35.9	4,538,471	4,696,909	35.3
BBB	6,273,220	6,480,719	46.6	5,758,560	5,931,112	44.6
BB and below	522,255	512,690	3.7	562,640	539,984	4.1

Total	$13,510,860	$13,919,661	100.0%	$12,920,369	$13,299,968	100.0%

Equity securities by market sector distribution are shown below:

	December 31,
	2017	2016
Consumer goods	20.2%	20.4%
Energy and utilities	8.6	11.1
Finance	21.9	22.1
Healthcare	11.8	12.7
Industrials	9.5	9.0
Information technology	20.0	17.1
Other	8.0	7.6

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	December 31,
	2017	2016
East North Central	15.4%	16.2%
East South Central	3.1	3.7
Mountain	14.0	10.6
Pacific	16.5	17.6
South Atlantic	14.1	15.1
West South Central	29.8	31.0
Other	7.1	5.8

Total	100.0%	100.0%

During 2017, American National foreclosed on one loan with a recorded investment of $2,285,000, and four loans with a total recorded investment of $17,263,000 were in the process of foreclosure. For the year ended December 31, 2016, American National did not foreclose on any loans, and one loan with a recorded investment of $1,940,000, was in the process of foreclosure. American National did not sell any loans during 2017 or 2016.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
December 31, 2017	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$4,985	$—	$—	$4,985	$781,385	$786,370	16.5
Office	—	10,713	8,881	19,594	1,764,151	1,783,745	37.4
Retail	—	—	—	—	750,979	750,979	15.7
Other	—	—	—	—	1,447,771	1,447,771	30.4

Total	$4,985	$10,713	$8,881	$24,579	$4,744,286	$4,768,865	100.0

Allowance for loan losses						(18,866)

Total, net of allowance						$4,749,999

December 31, 2016
Industrial	$—	$2,300	$—	$2,300	$744,472	$746,772	17.1
Office	—	—	6,059	6,059	1,541,880	1,547,939	35.5
Retail	—	—	—	—	736,121	736,121	16.9
Other	20,179	9,280	—	29,459	1,300,245	1,329,704	30.5

Total	$20,179	$11,580	$6,059	$37,818	$4,322,718	$4,360,536	100.0

Allowance for loan losses						(12,490)

Total, net of allowance						$4,348,046

Total mortgage loans were net of unamortized purchase discounts of $233,000 for December 31, 2016. There were no unamortized purchase discounts as of December 31, 2017. Total mortgage loans are also net of unamortized origination fees of $32,766,000 and $33,019,000 at December 31, 2017 and 2016, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Balance at December 31, 2015	401	$3,480,007	10,716	2	16,168	2,179	403	3,496,175	12,895

Change in allowance	—	—	772	—	—	(1,177)	—	—	(405)
Net change in recorded investment	29	878,589	—	—	(14,228)	—	29	864,361	—

Balance at December 31, 2016	430	4,358,596	11,488	2	1,940	1,002	432	4,360,536	12,490

Change in allowance	—	—	4,553	—	—	1,823	—	—	6,376
Net change in recorded investment	21	403,719	—	1	4,610	—	22	408,329	—

Balance at December 31, 2017	451	$4,762,315	$16,041	3	$6,550	$2,825	454	$4,768,865	$18,866

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Years ended December 31,
	2017			2016
	Number of loans	Recorded investment pre- modification	Recorded investment post modification	Number of loans	Recorded investment pre- modification	Recorded investment post modification
Retail	—	$—	$—	2	$10,972	$10,972
Office	2	34,207	34,207	1	6,432	6,432
Other (hotel/motel)	5	24,801	24,801	—	—	—

Total	7	$59,008	$59,008	3	$17,404	$17,404

There are $5,000 of commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring. One loan, that was determined to be a troubled debt restructuring in 2016, was in the process of foreclosure as of December 31, 2017 with a recorded investment of $4,610,000.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows:

	December 31,
	2017	2016
Industrial	6.0%	9.2%
Office	39.0	37.8
Retail	39.3	37.2
Other	15.7	15.8

Total	100.0%	100.0%

	December 31,
	2017	2016
East North Central	6.1%	8.8%
East South Central	3.6	3.4
Mountain	13.2	12.0
Pacific	8.5	6.1
South Atlantic	14.0	13.0
West South Central	52.4	52.2
Other	2.2	4.5

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2017	2016
Investment real estate	$148,456	$173,816
Short-term investments	501	1
Cash and cash equivalents	6,320	6,099
Other receivables	4,461	6,456
Other assets	15,920	8,820

Total assets of consolidated VIEs	$175,658	$195,192

Notes payable	$137,458	$136,080
Other liabilities	5,616	10,037

Total liabilities of consolidated VIEs	$143,074	$146,117

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $28,377,000 and $31,795,000 at December 31, 2017 and 2016, respectively.

The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

		December 31,
Interest rate	Maturity	2017	2016
Prime	2018	$—	$1,267
LIBOR	2020	9,702	7,318
90 day LIBOR + 2.5%	2021	40,124	37,074
4% fixed	2022	87,632	90,421

Total		$137,458	$136,080

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	December 31,
	2017		2016
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$314,808	$314,808	$323,933	$323,933
Mortgage loans	493,014	493,014	481,799	481,799
Accrued investment income	1,817	1,817	1,919	1,919

As of December 31, 2017, no real estate investments were classified as held for sale.

The Company’s equity in earnings of unconsolidated affiliates is the Company’s share of operating earnings and realized gains from investments in real estate joint ventures and other limited partnership interests (“joint ventures”) using the equity method of accounting. In 2017 and 2016 certain joint ventures took advantage of market opportunities to generate realized gains on the sale of real estate held or developed by the venture.

The Company’s income from and investment in each joint venture did not exceed 20% and therefore no separate financial disclosure is required. The Company’s income from, assets held, and investment in each joint venture did not exceed 10% of operating income before tax. Additionally, the Company’s investment in joint ventures continues to be 2% or less of the Company’s total assets, and investments in individual joint ventures is not considered to be material to the Company in relation to its financial position or ongoing results of operations. Therefore, summarized financial information of equity method investees has not been included.

The Company’s total investment in and equity in earnings of unconsolidated affiliates, of which substantially all are LLC’s or LLP’s, were comprised of the following (in thousands):

	December 31,
	2017	2016
Real estate	$359,130	$372,393
Equity and fixed income	95,819	79,145
Other	29,258	38,938

Total investments in unconsolidated affiliates	$484,207	$490,476

	Years ended December 31,
	2017	2016	2015
Income from operations	$16,663	$19,005	$815
Net gain on sales	70,011	38,195	76,593

Equity in earnings of unconsolidated affiliates	$86,674	$57,200	$77,408

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

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2017			2016
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	468	$1,885,600	$220,190	442	$1,414,100	$156,479
Equity-indexed embedded derivative	Policyholders’ account balances	76,621	1,819,523	512,526	62,481	1,289,800	314,330

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Years ended December 31,
		2017	2016	2015
Equity-indexed options	Net investment income	$91,055	$28,869	$(9,103)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(98,351)	(25,239)	6,439

Note 7 – Derivative Instruments – (Continued)

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties we believe are credit worthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less collateral held. The Company maintains master netting agreements with its current active trading partners. As such, a right of offset has been applied to collateral that supports credit risk and has been recorded in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		December 31, 2017
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$55,215	$56,883	$55,215	$1,668	$—
Goldman-Sachs	A3/BBB+	956	780	780	—	176
ING	Baa1/A-	26,650	27,330	26,650	680	—
JP Morgan	A3/A-	189	—	—	—	189
Morgan Stanley	A3/BBB+	17,490	18,776	17,490	1,286	—
NATIXIS*	A2/A	37,550	33,860	33,860	—	3,690
SunTrust	Baa1/BBB+	37,266	36,560	36,560	—	706
Wells Fargo	A2/A	44,874	47,230	44,874	2,356	—

Total		$220,190	$221,419	$215,429	$5,990	$4,761

		December 31, 2016
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$33,839	$35,063	$33,839	$1,224	$—
Citigroup	Baa1/BBB+	2,249	—	—	—	2,249
Goldman-Sachs	A3/BBB+	1,452	1,400	1,400	—	52
ING	Baa1/A-	29,609	26,430	26,430	—	3,179
JP Morgan	A3/A-	163	—	—	—	163
Morgan Stanley	A3/BBB+	17,864	17,680	17,680	—	184
NATIXIS*	A2/A	24,804	26,620	24,804	1,816	—
SunTrust	Baa1/BBB+	19,559	19,960	19,559	401	—
Wells Fargo	A2/A	26,940	26,540	26,540	—	400

Total		$156,479	$153,693	$150,252	$3,441	$6,227

*	Includes collateral restrictions.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Bonds	$541,772	$551,849	$558,837
Equity securities	38,730	38,680	36,314
Mortgage loans	245,116	211,972	204,913
Real estate	12,672	6,743	12,833
Options	91,055	28,869	(9,103)
Other invested assets	36,732	22,122	31,037

Total	$966,077	$860,235	$834,831

Realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Bonds	$27,061	$16,705	$16,300
Equity securities	56,528	33,348	60,485
Mortgage loans	(7,700)	405	(220)
Real estate	28,853	2,188	10,872
Other invested assets	(147)	(6,039)	(52)

Total	$104,595	$46,607	$87,385

Other-than-temporary impairment losses are shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Bonds	$(6,416)	$(94)	$(286)
Equity securities	(6,970)	(17,573)	(27,656)

Total	$(13,386)	$(17,667)	$(27,942)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,552,959	$7,774,353	$7,251,385	$7,496,692
Fixed maturity securities, bonds available-for-sale	6,145,308	6,145,308	5,803,276	5,803,276
Equity securities	1,784,226	1,784,226	1,541,676	1,541,676
Equity-indexed options	220,190	220,190	156,479	156,479
Mortgage loans on real estate, net of allowance	4,749,999	4,811,006	4,348,046	4,435,530
Policy loans	377,103	377,103	384,376	384,376
Short-term investments	658,765	658,765	192,226	192,226
Separate account assets	969,764	969,764	941,612	941,612

Total financial assets	$22,458,314	$22,740,715	$20,619,076	$20,951,867

Financial liabilities
Investment contracts	$8,990,771	$8,990,771	$8,785,412	$8,785,412
Embedded derivative liability for equity-indexed contracts	512,526	512,526	314,330	314,330
Notes payable	137,458	137,458	136,080	136,080
Separate account liabilities	969,764	969,764	941,612	941,612

Total financial liabilities	$10,610,519	$10,610,519	$10,177,434	$10,177,434

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Embedded Derivative— The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 index within index annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:

•	Lapse rate assumptions are determined by company experience. Lapse rates are generally assumed to be lower during a contract’s surrender charge period and then higher once the surrender charge period has ended. Decreases to the assumed lapse rates generally increase the fair value of the liability as more policyholders persist to collect the crediting interest pertaining to the indexed product. Increases to the lapse rate assumption will have the inverse effect decreasing the fair value.

•	Mortality rate assumptions vary by age and by gender based on company and industry experience. Decreases to the assumed mortality rates increase the fair value of the liabilities as more policyholders earn crediting interest. Increases to the assumed mortality rates decrease the fair value as higher decrements reduce the potential for future interest credits.

•	Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At December 31, 2017 and 2016, the one year implied volatility used to estimate embedded derivative value was 13.7% and 16.5%, respectively

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value
	December 31,
	2017	2016	Unobservable Input	Range
Indexed Annuities	$498.3	$306.5	Lapse Rate	1%-66%
			Mortality Multiplier	90%-100%
			Equity Volatility	7%-30%
Indexed Life	14.2	7.8	Equity Volatility	7%-30%

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

Investment contracts —The carrying value of investment contracts is equivalent to the accrued account balance. The accrued account balance consists of deposits, net of withdrawals, plus or minus interest credited, fees and charges assessed and other adjustments. American National believes that the carrying value of investment contracts approximates fair value because the majority of these contracts’ interest rates reset at anniversary.

Notes payable— Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of December 31, 2017
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$279,395	$—	$276,450	$2,945
Foreign governments	4,593	—	4,593	—
Corporate debt securities	7,232,327	—	7,232,327	—
Residential mortgage-backed securities	255,243	—	255,243	—
Collateralized debt securities	954	—	954	—
Other debt securities	1,841	—	1,841	—

Total bonds held-to-maturity	7,774,353	—	7,771,408	2,945

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,898	—	27,898	—
U.S. states and political subdivisions	897,047	—	897,047	—
Foreign governments	6,460	—	6,460	—
Corporate debt securities	5,192,927	—	5,192,927	—
Residential mortgage-backed securities	14,717	—	14,717	—
Collateralized debt securities	3,818	—	3,818	—
Other debt securities	2,441	—	2,441	—

Total bonds available-for-sale	6,145,308	—	6,145,308	—

Equity securities
Common stock	1,760,627	1,760,499	—	128
Preferred stock	23,599	23,599	—	—

Total equity securities	1,784,226	1,784,098	—	128

Options	220,190	—	—	220,190
Mortgage loans on real estate	4,811,006	—	4,811,006	—
Policy loans	377,103	—	—	377,103
Short-term investments	658,765	—	658,765	—
Separate account assets	969,764	—	969,764	—

Total financial assets	$22,740,715	$1,784,098	$20,356,251	$600,366

Financial liabilities
Investment contracts	$8,990,771	$—	$—	$8,990,771
Embedded derivative liability for equity-indexed contracts	512,526	—	—	512,526
Notes payable	137,458	—	—	137,458
Separate account liabilities	969,764	—	969,764	—

Total financial liabilities	$10,610,519	$—	$969,764	$9,640,755

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2016
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$319,082	$—	$319,082	$—
Foreign governments	4,716	—	4,716	—
Corporate debt securities	6,925,978	—	6,875,015	50,963
Residential mortgage-backed securities	242,685	—	241,779	906
Collateralized debt securities	1,354	—	—	1,354
Other debt securities	2,877	—	—	2,877

Total bonds held-to-maturity	7,496,692	—	7,440,592	56,100

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	25,640	—	25,640	—
U.S. states and political subdivisions	960,223	—	957,748	2,475
Foreign governments	6,567	—	6,567	—
Corporate debt securities	4,780,763	—	4,773,516	7,247
Residential mortgage-backed securities	20,513	—	17,909	2,604
Collateralized debt securities	6,392	—	4,454	1,938
Other debt securities	3,178	—	3,178	—

Total bonds available-for-sale	5,803,276	—	5,789,012	14,264

Equity securities
Common stock	1,518,515	1,518,515	—	—
Preferred stock	23,161	23,161	—	—

Total equity securities	1,541,676	1,541,676	—	—

Options	156,479	—	—	156,479
Mortgage loans on real estate	4,435,530	—	4,435,530	—
Policy loans	384,376	—	—	384,376
Short-term investments	192,226	—	192,226	—
Separate account assets	941,612	—	941,612	—

Total financial assets	$20,951,867	$1,541,676	$18,798,972	$611,219

Financial liabilities
Investment contracts	$8,785,412	$—	$—	$8,785,412
Embedded derivative liability for equity-indexed contracts	314,330	—	—	314,330
Notes payable	136,080	—	—	136,080
Separate account liabilities	941,612	—	941,612	—

Total financial liabilities	$10,177,434	$—	$941,612	$9,235,822

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets		Liability
	Investment	Equity-Indexed	Embedded
	Securities	Options	Derivative
Balance at December 31, 2014	$64,433	$189,449	$208,187
Total realized and unrealized investment gains included in other comprehensive income	427	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net loss for derivatives included in net investment income	—	(13,889)	—
Net change included in interest credited	—	—	(6,439)
Purchases, sales and settlements or maturities
Purchases	—	22,369	—
Sales	(2)	(55,279)	—
Settlements or maturities	(479)	(19,643)	—
Premiums less benefits	—	—	40,664
Gross transfers into Level 3	10,228	—	—
Gross transfers out of Level 3	(54,477)	—	—

Balance at December 31, 2015	$20,130	$123,007	$242,412

Total realized and unrealized investment gains included in other comprehensive income	481	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain for derivatives included in net investment income	—	28,400	—
Net change included in interest credited	—	—	25,239
Purchases, sales and settlements or maturities
Purchases	—	27,961	—
Sales	—	—	—
Settlements or maturities	(425)	(22,889)	—
Premiums less benefits	—	—	46,679
Gross transfers into Level 3	908	—	—
Gross transfers out of Level 3	(6,830)	—	—

Balance at December 31, 2016	$14,264	$156,479	$314,330

Total realized and unrealized investment losses included in other comprehensive income	(4,465)	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain for derivatives included in net investment income	—	90,433	—
Net change included in interest credited	—	—	98,351
Purchases, sales and settlements or maturities
Purchases	—	47,134	—
Sales	(12,436)	(12,837)	—
Settlements or maturities	(7,020)	(61,019)	—
Premiums less benefits	—	—	99,845
Carry value transfers in	15,000	—	—
Gross transfers into Level 3	382	—	—
Gross transfers out of Level 3	(5,725)	—	—

Balance at December 31, 2017	$—	$220,190	$512,526

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $50,805,000, and $44,615,000, and unrealized losses of $50,114,000 relating to assets still held at December 31, 2017, 2016, and 2015, respectively.

Note 9 – Fair Value of Financial Instruments – (Continued)

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. The transfers into Level 3 during the years ended December 31, 2017, 2016, and 2015 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of December 31, 2017. The transfers out of Level 3 during the year end December 31, 2017, 2016, and 2015, were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Balance at December 31, 2014	$711,469	$382,441	$47,784	$111,850	$1,253,544

Additions	108,615	64,724	20,249	236,785	430,373
Amortization	(77,567)	(81,793)	(23,643)	(235,585)	(418,588)
Effect of change in unrealized gains on available-for-sale securities	13,506	45,834	—	—	59,340

Net change	44,554	28,765	(3,394)	1,200	71,125

Balance at December 31, 2015	756,023	411,206	44,390	113,050	1,324,669

Additions	108,825	77,161	11,203	263,024	460,213
Amortization	(112,712)	(71,381)	(14,973)	(262,299)	(461,365)
Effect of change in unrealized gains on available-for-sale securities	(6,296)	(22,778)	—	—	(29,074)

Net change	(10,183)	(16,998)	(3,770)	725	(30,226)

Balance at December 31, 2016	745,840	394,208	40,620	113,775	1,294,443

Additions	123,854	104,772	11,413	285,796	525,835
Amortization	(74,068)	(74,750)	(15,227)	(280,306)	(444,351)
Effect of change in unrealized gains on available-for-sale securities	(4,350)	2,267	—	—	(2,083)

Net change	45,436	32,289	(3,814)	5,490	79,401

Balance at December 31, 2017	$791,276	$426,497	$36,806	$119,265	$1,373,844

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

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. The interest rate used in establishing such liabilities range from 3.0% to 6.0%.

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

Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1.0% to 8.0% (some annuities have enhanced first year crediting rates ranging from 1.0% to 7.0%), less expenses, mortality charges, and withdrawals; and (ii) fair value adjustment.

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Unpaid claims balance, beginning	$1,140,723	$1,104,302	$1,132,394
Less reinsurance recoverables	216,903	217,337	245,906

Net beginning balance	923,820	886,965	886,488

Incurred related to
Current	1,097,730	1,055,796	950,228
Prior years	(77,296)	(36,788)	(22,830)

Total incurred claims	1,020,434	1,019,008	927,398

Paid claims related to
Current	661,662	654,175	580,476
Prior years	320,798	327,978	346,445

Total paid claims	982,460	982,153	926,921

Net balance	961,794	923,820	886,965
Plus reinsurance recoverables	237,439	216,903	217,337

Unpaid claims balance, ending	$1,199,233	$1,140,723	$1,104,302

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $77,296,000 in 2017 and decreased by approximately $36,788,000 in 2016 and $22,830,000 in 2015. This was a reflection of lower-than-anticipated losses in 2017 related to accident years prior to 2017 in the workers compensation, auto and business owner and commercial package policy lines of business, and lower-than-anticipated losses in the auto and multi-peril lines of business in 2016 and 2015.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at December 31, 2017 was $26,030,000.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows (in thousands):

December 31,
2017
Net outstanding liabilities
Auto Liability	$393,537
Non-Auto Liability	271,601
Commercial Multi-Peril	84,629
Homeowners	66,677
Short Tail Property	27,930
Credit	19,733
Health	27,021
Other	2,429

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	893,557

Reinsurance recoverable on unpaid claims
Auto Liability	12,289
Non-Auto Liability	39,245
Commercial Multi-Peril	5,648
Homeowners	2,395
Short Tail Property	16,294
Credit	13,415
Health	144,326
Other	4,612

Total reinsurance recoverable on unpaid claims	238,224

Insurance lines other than short-duration	211,138
Unallocated claims adjustment expenses	47,642

258,780

Total gross liability for unpaid claims and claim adjustment expense	$1,390,561

Property and Casualty Reserving Methodology—The following methods are utilized:

•	Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year.

•	Bornhuetter-Ferguson—This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our historical experience.

•	Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

•	Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.

•	Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected prior calendar years’ paid expense to paid loss ratio to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.

•	Pegged Frequency and Severity – uses actual claims count data and emergence patterns of older accident periods to project the ultimate number of reported claims for a given accident year. A similar process projects the ultimate average severity per claim so that the product of the 2 projections results in a projection of ultimate loss for a given accident year.

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

The following contains information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2008, to 2016, is presented as supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Auto Liability- Consists of personal and commercial auto. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2017
		For the Years Ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$280,131	$271,759	$261,683	$261,555	$260,015	$257,097	$257,915	$256,158	$255,600	$255,305	$83	47,791
2009		299,753	273,551	263,269	258,749	260,029	258,200	257,678	256,586	256,407	104	47,066
2010			288,166	270,935	266,223	265,949	264,104	263,040	261,930	261,092	294	47,089
2011				263,411	250,659	248,865	244,519	244,436	242,619	241,711	780	47,063
2012					251,593	242,255	231,312	228,013	229,426	228,559	1,437	44,635
2013						242,364	236,432	233,068	231,301	228,285	3,028	38,698
2014							232,146	223,386	217,819	215,419	6,136	35,933
2015								237,578	240,697	239,421	15,753	35,921
2016									259,177	256,080	34,429	36,576
2017										269,803	77,883	35,735

									Total	$2,452,082

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$92,395	$163,228	$203,708	$228,898	$244,749	$249,953	$251,924	$253,145	$255,118	$255,123
2009		95,847	166,441	203,869	228,650	242,768	250,681	253,417	254,988	255,308
2010			92,589	164,298	208,531	237,540	250,647	257,021	259,173	259,966
2011				93,245	161,387	197,326	217,640	230,585	236,187	238,510
2012					82,531	150,323	183,448	204,980	214,467	219,170
2013						79,358	143,709	181,535	204,480	215,280
2014							72,838	134,376	166,947	187,375
2015								78,861	149,366	186,281
2016									86,492	153,911
2017										88,357

									Total	$2,059,281
				All outstanding liabilities before 2008, net of reinsurance*						736

			Liabilities for claims and claim adjustment expenses, net of reinsurance							$393,537

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Non-Auto Liability- Consists of workers’ compensation and other liability occurrence. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$85,367	$85,384	$77,798	$72,492	$71,969	$73,436	$74,114	$73,912	$74,684	$73,555	$1,590	18,387
2009		83,773	75,857	70,905	72,267	72,490	72,077	71,003	71,517	69,099	1,580	13,269
2010			91,191	85,498	83,724	82,287	82,145	82,087	80,920	78,279	2,251	7,808
2011				86,409	76,038	75,390	74,372	73,647	71,423	68,248	2,917	5,648
2012					83,146	80,470	78,644	75,226	68,017	63,630	3,358	4,775
2013						74,183	75,815	70,772	67,841	65,096	5,358	4,424
2014							83,084	75,550	72,624	67,339	6,639	5,873
2015								83,897	78,968	76,724	21,080	5,267
2016									86,935	83,179	36,767	3,802
2017										102,616	53,282	3,219

									Total	$747,765

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$18,852	$34,624	$43,206	$51,077	$58,043	$62,087	$64,840	$66,629	$67,329	$67,901
2009		15,389	28,725	41,424	49,895	55,391	61,277	63,039	64,755	65,441
2010			16,473	31,819	46,746	57,354	65,557	69,091	70,369	71,509
2011				13,848	31,943	41,814	52,003	56,791	60,706	62,414
2012					13,862	27,574	38,826	49,585	55,194	57,863
2013						12,794	22,743	32,474	42,504	47,987
2014							11,201	26,587	36,220	45,206
2015								11,979	23,488	37,059
2016									12,733	24,633
2017										14,865

									Total	$494,878

		All outstanding liabilities before 2008, net of reinsurance*								18,714

			Liabilities for claims and claim adjustment expenses, net of reinsurance							$271,601

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Commercial Multi-Peril- Consists of business owners insurance and mortgage fire business. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$40,640	$39,231	$37,105	$37,825	$37,034	$35,594	$36,141	$37,605	$37,298	$36,261	$2	3,837
2009		41,027	38,666	36,610	35,354	34,884	34,381	34,529	34,079	33,515	84	3,512
2010			41,116	37,736	40,243	37,520	35,914	37,839	37,215	36,367	873	3,587
2011				42,185	40,825	39,037	38,160	38,456	36,945	37,014	824	3,559
2012					35,169	28,548	26,805	23,258	23,385	23,090	996	2,713
2013						33,979	27,592	27,867	26,970	25,948	1,237	2,211
2014							36,852	31,220	34,911	33,962	1,970	2,277
2015								33,997	31,488	29,023	3,968	2,138
2016									38,115	33,475	12,673	4,283
2017										42,411	22,637	4,611

									Total	$331,066

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$10,083	$17,357	$20,638	$25,415	$29,900	$32,187	$34,321	$34,847	$35,270	$36,099
2009		11,101	17,248	21,660	25,779	30,272	32,150	32,623	32,842	32,977
2010			12,511	17,490	22,135	27,152	31,378	33,384	34,888	34,764
2011				13,092	18,390	22,616	28,291	30,458	32,692	34,177
2012					11,525	14,454	16,263	18,670	20,716	21,026
2013						9,374	12,723	15,426	18,406	20,816
2014							12,001	16,484	20,199	24,602
2015								9,820	12,956	16,402
2016									11,327	17,193
2017										12,458

									Total	$250,514
			All outstanding liabilities before 2008, net of reinsurance*							4,077

			Liabilities for claims and claim adjustment expenses, net of reinsurance							$84,629

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Homeowners- Consists of homeowners and renters business. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2017
		For the Years Ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$191,926	$198,128	$198,351	$198,578	$197,066	$196,987	$196,777	$197,210	$197,004	$196,884	$1	42,651
2009		183,437	178,420	179,249	177,534	177,798	177,989	178,372	178,073	178,008	76	31,488
2010			206,606	200,318	198,111	198,029	197,443	197,675	197,465	197,067	122	37,067
2011				203,301	200,356	198,757	197,581	197,381	197,451	197,239	190	38,752
2012					181,284	177,664	175,523	175,509	175,178	175,032	323	30,979
2013						152,208	149,080	149,272	148,231	147,927	370	20,029
2014							132,651	131,634	130,287	131,546	405	18,140
2015								125,430	124,199	123,619	875	17,687
2016									147,264	145,373	1,433	21,310
2017										164,284	7,590	21,843

									Total	$1,656,979

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$148,526	$189,694	$193,653	$195,290	$195,936	$196,132	$196,358	$196,546	$196,896	$196,875
2009		142,781	170,372	173,985	175,220	176,588	176,985	177,428	177,615	177,670
2010			149,755	189,046	193,006	195,365	195,714	196,281	196,419	196,504
2011				160,625	190,946	194,237	195,327	196,575	196,628	196,717
2012					143,797	169,415	171,842	173,170	173,676	174,139
2013						115,605	140,309	145,152	146,650	146,920
2014							96,300	122,601	126,245	129,467
2015								86,617	114,696	119,331
2016									105,415	136,796
2017										116,075

									Total	$1,590,494

				All outstanding liabilities before 2008, net of reinsurance*						192

			Liabilities for claims and claim adjustment expenses, net of reinsurance							$66,677

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Short Tail Property- Consists of auto physical damage, fire, rental owners, standard fire policy, country estates, inland marine and watercraft. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2017
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2016*	2017
2016	$215,492	$215,702	$255	65,161
2017	—	229,284	(4,291)	79,441

	Total	$444,986

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016*	2017
2016	$192,325	$213,047
2017	—	205,245

	Total	$418,292
All outstanding liabilities before 2016, net of reinsurance*		1,236

Liabilities for claims and claim adjustment expenses, net of reinsurance		$27,930

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Credit- Consists of credit property insurance, vendor’s or lender’s single interest insurance, GAP insurance, GAP waiver, debt cancellation products, involuntary unemployment insurance and collateral protection insurance. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2017
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2016*	2017
2016	$75,841	$75,841	$—	51,202
2017	—	93,571	8,936	55,414

	Total	$169,412

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016*	2017
2016	$59,765	$75,841
2017	—	73,838

	Total	$149,679
All outstanding liabilities before 2016, net of reinsurance*		—

Liabilities for claims and claim adjustment expenses, net of reinsurance		$19,733

*	Unaudited supplemental information

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

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

Accident and Health- Consists of stop loss, other supplemental health products and credit disability insurance. This line of business has substantially all claims settled and paid in less than four years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2017
	For the Years Ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2013*	2014*	2015*	2016*	2017
2013	$40,970	$51,725	$46,940	$46,995	$47,164	$3	42,316
2014	—	38,102	67,545	62,802	62,906	2	35,328
2015	—	—	34,069	45,167	41,513	27	32,510
2016	—	—	—	36,198	41,236	4,231	28,652
2017	—	—	—	—	41,544	15,378	28,703

				Total	$234,363

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017
2013	$28,071	$46,780	$46,860	$46,939	$47,122
2014	—	25,436	62,632	62,678	62,819
2015	—	—	23,574	41,491	41,436
2016	—	—	—	24,357	37,040
2017	—	—	—	—	25,358

				Total	$213,775
	All outstanding liabilities before 2013, net of reinsurance*				6,433

	Liabilities for claims and claim adjustment expenses, net of reinsurance				$27,021

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses – (Continued)

The following table is supplementary information. 10 year average annual percentage payout of incurred claims is shown below:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Auto Liability	35.2%	28.1%	15.5%	9.7%	5.2%	2.4%	0.9%	0.5%	0.4%	2.1%
Non-Auto Liability	19.3%	19.5%	16.0%	13.9%	8.7%	5.7%	2.6%	2.1%	0.9%	11.3%
Homeowners	76.0%	18.6%	2.4%	1.1%	0.4%	0.2%	0.1%	0.1%	0.1%	1.0%
Commercial Multi-Peril	34.9%	14.8%	10.9%	12.8%	10.2%	5.0%	3.9%	0.6%	0.8%	6.1%
Short Tail Property	89.3%	10.7%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Credit	78.9%	21.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

For the Property and Casualty segment, American National retains the first $500,000 of loss per workers’ compensation risk and $1.5 million of loss per non-workers’ compensation risk. Workers’ compensation reinsurance coverage for losses between $500,000 and $1 million follows satisfaction of a $2 million annual aggregate deductible. Reinsurance covers up to $6 million of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $20 million, and excess casualty clash coverage is purchased to cover losses up to $60 million. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and extra contractual obligations. Facultative reinsurance is purchased for individual risks attaching at $20 million, as needed. Corporate catastrophe coverage is in place for losses up to $500 million. American National retains the first $17.5 million of each catastrophe. Catastrophe aggregate reinsurance coverage is also purchased. This coverage is provided by two contracts. The first contract provides for $30 million of coverage after $90 million of aggregated catastrophe losses has been reached. The first $10 million of each catastrophe loss contributes to the $90 million aggregation of losses. The second aggregate contract is the Stretch & Aggregate cover. It consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection with subject loss of $35 million excess of $5 million of each catastrophe. Recoveries follow satisfaction of a $45 million annual aggregate deductible. This cover was placed on July 1, 2017. American National expects to place the cover again on July 1, 2018.

Note 13 – Reinsurance – (Continued)

American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the reinsurer does not meet their obligations under any reinsurance treaties. American National had amounts recoverable from reinsurers of $418,589,000 and $401,709,000 at December 31, 2017 and 2016, respectively. None of the amount outstanding at December 31, 2017 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.

The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Direct premiums	$2,341,088	$2,246,595	$2,069,434
Reinsurance premiums assumed from other companies	227,053	194,910	188,368
Reinsurance premiums ceded to other companies	(500,939)	(444,857)	(419,283)

Net premiums	$2,067,202	$1,996,648	$1,838,519

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2017	2016	2015
Direct life insurance in-force	$102,843,372	$95,439,425	$90,194,532
Reinsurance risks assumed from other companies	257,552	181,655	120
Reinsurance risks ceded to other companies	(29,646,646)	(29,980,485)	(29,891,183)

Net life insurance in-force	$73,454,278	$65,640,595	$60,303,469

Note 14 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$108,240	27.3%	$69,712	27.2%	$94,041	27.2%
Tax on equity in earnings of unconsolidated affiliates	30,336	7.7	20,020	7.8	27,093	7.8

Total expected income tax expense at the statutory rate	138,576	35.0	89,732	35.0	121,134	35.0
Tax-exempt investment income	(6,887)	(1.7)	(7,834)	(3.1)	(7,589)	(2.2)
Deferred tax change (including Tax Reform)	(217,622)	(55.0)	6,699	2.6	—	—
Dividend exclusion	(8,701)	(2.2)	(8,490)	(3.3)	(8,183)	(2.4)
Miscellaneous tax credits, net	(9,524)	(2.4)	(9,993)	(3.9)	(9,103)	(2.6)
Low income housing tax credit expense	5,263	1.3	4,795	1.9	4,862	1.4
Other items, net	1,905	0.5	(3,885)	(1.5)	2,599	0.8

Provision for federal income tax before interest expense	(96,990)	(24.5)	71,024	27.7	103,720	30.0
Interest expense (benefit)	(2,686)	(0.7)	2,686	1.1	—	—

Total	$(99,676)	(25.2)%	$73,710	28.8%	$103,720	30.0%

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. Tax Reform includes numerous changes to existing federal income tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. We have recorded a provisional benefit of $206.4 million in our 2017 financial statements. As a result of the enactment of Tax Reform, we remeasured our existing deferred tax balances at the new 21% corporate income tax rate. Additionally, we have made a reasonable estimate to evaluate the impact of Tax Reform on our 2017 financial statements, including evaluating the impact of changes in calculating income tax reserves for both our life and property and casualty insurance products. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) this provisional tax benefit is a reasonable estimate which may be adjusted for current and future periods, possibly materially, due to among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, tax guidance that may be issued and action we may take as a result of Tax Reform.

Note 14 – Federal Income Taxes – (Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2017	2016
DEFERRED TAX ASSETS
Invested assets, principally due to impairment losses	$23,570	$41,982
Investment in real estate and other invested assets, principally due to investment valuation allowances	8,547	10,028
Policyholder funds, principally due to policy reserve discount	90,480	159,351
Policyholder funds, principally due to unearned premium reserve	23,001	35,207
Participating policyholders’ surplus	34,538	54,023
Pension	26,274	57,388
Commissions and other expenses	3,796	6,563
Other assets	15,745	37,250
Tax carryforwards	60	278

Gross deferred tax assets	226,011	402,070

DEFERRED TAX LIABILITIES
Marketable securities, principally due to net unrealized gains	253,526	329,464
Investment in bonds, principally due to differences between GAAP and tax basis	12,547	20,875
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	220,809	342,888
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	19,203	27,490
Other liabilities	36,296	48,840

Gross deferred tax liabilities	542,381	769,557

Total net deferred tax liability	$316,370	$367,487

American National made income tax payments of $33,640,000, $33,367,000 and $80,759,000 during 2017, 2016, and 2015, respectively.

Management believes that a sufficient taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of December 31, 2017 and 2016. There are no net operating or capital loss tax carryforwards that will expire by December 31, 2017.

American National’s federal income tax returns for years 2014 to 2016 are subject to examination by the Internal Revenue Service. The years 2005 to 2009 have been closed by the Internal Revenue Service and we have received $10.8 million in refunds related to those years. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties or interest were established during 2017 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 15 – Accumulated Other Comprehensive Income

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	AOCI
Balance at December 31, 2014	$568,151	$(76,074)	$(1,295)	$490,782
Amounts reclassified from AOCI (net of tax benefit $12,845 and expense $3,429)	(23,856)	6,368	—	(17,488)
Unrealized holding losses arising during the period (net of tax benefit $72,711)	(135,035)	—	—	(135,035)
Unrealized adjustment to DAC (net of tax expense $20,786)	38,554	—	—	38,554
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $3,026)	5,620	—	—	5,620
Actuarial loss arising during the period (net of tax benefit of $15,175)	—	(28,183)	—	(28,183)
Foreign currency adjustment (net of tax benefit $878)	—	—	(1,630)	(1,630)

Balance at December 31, 2015	453,434	(97,889)	(2,925)	352,620

Amounts reclassified from AOCI (net of tax benefit $7,705 and expense $4,438)	(14,308)	8,242	—	(6,066)
Unrealized holding gains arising during the period (net of tax expense $71,859)	133,451	—	—	133,451
Unrealized adjustment to DAC (net of tax benefit $10,318)	(18,756)	—	—	(18,756)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,599)	(6,683)	—	—	(6,683)
Actuarial gain arising during the period (net of tax expense of $562)	—	1,044	—	1,044
Foreign currency adjustment (net of tax expense $156)	—	—	289	289

Balance at December 31, 2016	547,138	(88,603)	(2,636)	455,899

Amounts reclassified from AOCI (net of tax benefit $18,789 and expense $5,005)	(34,895)	18,827	—	(16,068)
Unrealized holding gains arising during the period (net of tax expense $113,604)	210,595	—	—	210,595
Unrealized adjustment to DAC (net of tax benefit $729)	(1,354)	—	—	(1,354)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,480)	(4,606)	—	—	(4,606)
Actuarial loss arising during the period (net of tax benefit of $796)	—	(2,996)	—	(2,996)
Foreign currency adjustment (net of tax expense $198)	—	—	746	746

Balance at December 31, 2017	$716,878	$(72,772)	$(1,890)	$642,216

Note 16 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	Years ended December 31,
	2017	2016	2015
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(3,900,565)	(3,917,933)	(3,937,993)

Outstanding shares	26,931,884	26,914,516	26,894,456
Restricted shares	(74,000)	(76,000)	(76,000)

Unrestricted outstanding shares	26,857,884	26,838,516	26,818,456

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

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	54,930	$114.86	142,667	$107.39	128,214	$95.82
Granted	—	—	—	—	83,093	104.75
Exercised	(116)	73.97	(66,667)	103.58	(75,119)	91.35
Forfeited	—	—	—	—	(463)	105.30
Expired	(16,722)	114.42	—	—	—	—

Outstanding at December 31, 2015	38,092	115.18	76,000	110.73	135,725	103.73

Granted	—	—	—	—	36,849	103.58
Exercised	(15,375)	114.07	—	—	(66,581)	100.06
Forfeited	—	—	—	—	(5,548)	106.10
Expired	(16,564)	116.88	—	—	—	—

Outstanding at December 31, 2016	6,153	113.36	76,000	110.73	100,445	105.97

Granted	—	—	—	—	16,500	117.69
Exercised	(333)	116.48	(2,000)	130.52	(62,111)	108.90
Forfeited	—	—	—	—	(2,069)	104.17
Expired	(3,234)	118.37	—	—	—	—

Outstanding at December 31, 2017	2,586	$106.70	74,000	$110.19	52,765	$106.26

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.54	3.36	0.75
Exercisable shares	2,586	N/A	N/A
Weighted-average exercise price	$106.70	$130.52	$108.90
Weighted-average exercise price exercisable shares	106.70	N/A	N/A
Compensation expense (credit)
Year ended December 31, 2017	$(15,000)	$823,000	$3,227,000
Year ended December 31, 2016	179,000	843,000	6,539,000
Year ended December 31, 2015	(72,000)	1,147,000	6,635,000
Fair value of liability award
December 31, 2017	$63,000	N/A	$6,376,000
December 31, 2016 (revised)	213,000	N/A	13,197,000

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

	Years ended December 31,
	2017	2016	2015
Weighted average shares outstanding	26,896,926	26,908,570	26,876,522
Incremental shares from RS awards and RSUs	63,769	58,502	73,544

Total shares for diluted calculations	26,960,695	26,967,072	26,950,066

Net income attributable to American National (in thousands)*	$493,651	$181,003	$242,988
Basic earnings per share*	$18.35	$6.73	$9.04
Diluted earnings per share*	18.31	6.71	9.02

*	This includes the Company’s provisional impact of Tax Reform of $206.4 million, which may be adjusted for the current and future periods, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company may take as a result of Tax Reform. Excluding the impact of Tax Reform, the Company’s 2017 net income would have been $287.3 million and net earnings per basic and diluted share of $10.68 and $10.65, respectively

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2017 and 2016, American National Insurance Company’s statutory capital and surplus was $3,293,474,000 and $2,985,909,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2017 and 2016, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $66,625,000 and $67,858,000 at December 31, 2017 and 2016, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 16 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	December 31,
	2017	2016
Statutory capital and surplus
Life insurance entities	$2,141,573	$1,921,171
Property and casualty insurance entities	1,162,761	1,074,525

	Years ended December 31,
	2017	2016	2015
Statutory net income
Life insurance entities	$46,820	$82,101	$136,170
Property and casualty insurance entities	72,267	48,378	71,823

Dividends

American National Insurance Company’s payment of dividends to stockholders is restricted by insurance law. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted without prior approval of the Texas Department of Insurance to pay total dividends of $329,347,000 during 2018. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at December 31, 2017 and 2016.

American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $2,262,000 and $2,567,000 at December 31, 2017 and 2016, respectively.

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

The following summarizes the results of operations measured as the income before federal income taxes, and equity in earnings of unconsolidated affiliates by operating segments (in thousands):

	Year ended December 31,
	2017	2016	2015
Life	$43,968	$28,116	$33,453
Annuity	81,544	75,619	59,955
Health	12,556	1,312	1,925
Property and Casualty	58,548	34,554	68,990
Corporate and Other	112,641	59,576	104,365

Total	$309,257	$199,177	$268,688

The following summarizes total assets by operating segments (in thousands):

	Years ended December 31,
	2017	2016	2015
Total Assets
Life	$6,101,458	$5,921,208	$5,718,553
Annuity	12,345,215	11,310,936	10,888,447
Health	468,947	472,369	463,600
Property and Casualty	2,189,515	2,046,303	2,040,102
Corporate and other	5,281,629	4,782,406	4,655,854

Total	$26,386,764	$24,533,222	$23,766,556

Note 18 – Pension and Postretirement Benefits

Savings plans

American National sponsors a qualified defined contribution (401(k) plan) for all employees, and non-qualified defined contribution plans for certain employees whose otherwise eligible earnings exceed the statutory limits under the qualified plans. The total expense associated with these plans was $13,466,000, $13,658,000, and $12,146,000 for 2017, 2016, and 2015, respectively.

Pension benefits

American National sponsors qualified and non-qualified defined benefit pension plans each of which have been frozen. As such, no additional benefits are accrued through these plans for additional years of service credit or future salary increase credit, and no new participants are added to the plans. Benefits earned by eligible employees prior to the plans being frozen have not been affected. In 2017, the Company commenced a one- time window offering to terminated, vested participants of our qualified defined benefit pension plans. The offer allowed participants to take a lump sum or annuity payout funded from pension plan assets. A $7.2 million pension expense was recognized in the second quarter of 2017 for this de-risking. There was an additional pension settlement expense of $5.3 million recognized in the fourth quarter of 2017. This was part of the normal year-end actuarial valuation process of the defined pension plans and is primarily the result of higher lump sum payouts in 2017 due to plan amendments to make this option available.

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

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	2017	2016
Reconciliation of benefit obligation
Obligation at January 1,	$513,532	$524,143
Service cost	63	59
Interest cost on projected benefit obligation	18,772	20,690
Actuarial loss	27,072	3,684
Benefits paid	(68,601)	(35,044)

Obligation at December 31,	490,838	513,532

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1,	367,233	322,563
Actual return on plan assets	46,858	27,305
Employer contributions	37,234	52,409
Benefits paid	(68,601)	(35,044)

Fair value of plan assets at December 31,	382,724	367,233

Funded status at December 31,	$(108,114)	$(146,299)

The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Service cost	$63	$59	$97
Interest cost	18,772	20,690	18,721
Expected return on plan assets	(23,579)	(22,013)	(20,856)
Amortization of net actuarial loss	23,832	12,680	9,797

Net periodic benefit cost	$19,088	$11,416	$7,759

Note 18 – Pension and Postretirement Benefits – (Continued)

Amounts related to the defined benefit pension plans recognized as a component of OCI are shown below (in thousands):

	Years ended December 31,
	2017	2016	2015
Actuarial gain (loss)	$20,040	$14,286	$(33,562)
Deferred tax (expense) benefit	(4,209)	(5,000)	11,747

Other comprehensive income (loss), net of tax	$15,831	$9,286	$(21,815)

The estimated actuarial loss for the plan that will be amortized out of AOCI into the net periodic benefit cost over the next fiscal year is $9,646,000. Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2017	2016
Net actuarial loss	$(116,272)	$(136,312)
Deferred tax benefit	43,500	47,709

Amounts included in AOCI	$(72,772)	$(88,603)

The weighted average assumptions used are shown below:

	Used for Net Benefit Cost in Fiscal Year 1/1/2017 to 12/31/2017	Used for Benefit Obligations as of 12/31/2017
Discount rate	3.92%	3.46%
Long-term rate of return	7.42	7.38

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of ERISA. American National contributed $25,023,000, $40,090,000, and $18,630,000 to the qualified pension plans in 2017, 2016 and 2015, respectively. American National and its affiliates expect to contribute $20,000,000 to its qualified plans in 2018. The benefits paid from the non-qualified plans were $12,287,000, $12,319,000 and $10,082,000 in 2017, 2016 and 2015, respectively. Future payments from the non-qualified pension benefit plans will be funded out of general corporate assets.

The following table shows pension benefit payments, expected to be paid (in thousands).

2018	$37,619
2019	36,507
2020	40,022
2021	37,969
2022	37,345
2023-2027	151,974

Note 18 – Pension and Postretirement Benefits – (Continued)

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The fair values of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$93,051	$—	$93,051	$
Residential mortgage-backed securities	1,119	—	1,119		—
Mutual fund	9,513	9,513	—		—
Equity securities by sector
Consumer goods	55,411	55,411	—		—
Energy and utilities	26,693	26,693	—		—
Finance	58,008	58,008	—		—
Healthcare	30,214	30,214	—		—
Industrials	20,141	20,141	—		—
Information technology	46,520	46,520	—		—
Other	31,545	31,545	—		—
Commercial paper	7,152	—	7,152		—
Unallocated group annuity contract	1,280	—	1,280		—
Other	2,077	1,991	86		—

Total	$382,724	$280,036	$102,688		$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Asset Category
U.S. states and political subdivision securities	$1,952	$—	$1,952	$—
Corporate debt securities	58,462	—	58,462
Residential mortgage-backed securities	616	—	616	—
Mutual fund	9,405	9,405	—	—
Equity securities by sector
Consumer goods	53,252	53,252	—	—
Energy and utilities	28,602	28,602	—	—
Finance	51,842	51,842	—	—
Healthcare	27,501	27,501	—	—
Industrials	17,035	17,035	—	—
Information technology	33,992	33,992	—	—
Other	30,042	30,042	—	—
Commercial paper	49,111	—	49,111	—
Unallocated group annuity contract	4,742	—	4,742	—
Other	679	592	87	—

Total	$367,233	$252,263	$114,970	$—

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

The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $6,424,000 and $6,197,000 at December 31, 2017 and 2016, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation.

Note 19 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space in various cities. The remaining long-term lease commitments at December 31, 2017 were approximately $4,877,000.

American National had aggregate commitments at December 31, 2017, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $852,615,000 of which $639,750,000 is expected to be funded in 2018 with the remainder funded in 2019 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2017 and 2016, the outstanding letters of credit were $4,586,000 and $9,473,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2018. American National expects it will be able to be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2017, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $209,683,000.

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

Note 20 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2017	2016	2017	2016
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,533	$1,426	$2,223	$3,756
Gal-Tex Hotel Corporation	Net investment income	222	329	13	23
Greer, Herz & Adams, LLP	Other operating expenses	10,181	9,315	(386)	(283)

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

Note 21 – Selected Quarterly Financial Data

The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Total premiums and other revenues	$779,797	$764,970	$834,093	$800,448	$872,750	$823,142	$924,360	$839,391
Total benefits, losses and expenses	737,034	741,462	800,192	760,168	782,183	775,420	782,334	751,724
Income before federal income tax and equity in earnings of unconsolidated affiliates	42,763	23,508	33,901	40,280	90,567	47,722	142,026	87,667
Total provision (benefit) for federal income taxes*	13,072	(4,070)	10,515	9,890	36,351	22,590	(159,614)	45,300
Equity in earnings of unconsolidated affiliates	9,500	937	12,313	1,798	22,387	36,530	42,474	17,935
Net income*	39,191	28,515	35,699	32,188	76,603	61,662	344,114	60,302
Net income (loss) attributable to noncontrolling interest	(649)	(801)	(260)	(437)	3,334	2,373	(469)	529
Net income attributable to American National*	39,840	29,316	35,959	32,625	73,269	59,289	344,583	59,773
Earnings per share attributable to American National *
Basic	1.48	1.09	1.34	1.21	2.72	2.20	12.81	2.23
Diluted	1.48	1.09	1.33	1.21	2.72	2.20	12.78	2.21

*	This includes the Company’s provisional impact of Tax Reform of $206.4 million, which may be adjusted for the current and future periods, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company may take as a result of Tax Reform. Excluding the impact of Tax Reform, the Company’s net income for the three months ended December 31, 2017 would have been $138.2 million and net earnings per basic and diluted share of $5.14 and $5.12, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluations of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — An Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

Changes in Internal Control Over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. Other than the remediation efforts described below, there were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, management concluded that our controls were not effective as of such date because of material weaknesses in our internal controls over financial reporting related to deferred income taxes and collateral relating to our use of option derivatives. Specifically management determined the following for such fiscal year:

•	With respect to the measurement and presentation of deferred income taxes, the Company did not have effective manual and automated controls over the completeness and accuracy of the underlying tax basis of certain assets and liabilities contained in the information technology system.

•	With respect to the recognition and disclosure of the amount of the collateral posted by the Company’s equity option derivatives counterparties, the relevant investment contracts and their terms were not identified and communicated to the Accounting Department so that an analysis of the accounting implications could be completed.

During 2017, we devoted significant resources to enhance and revise the design of existing controls, processes and procedures with respect to these matters. During the fourth quarter of fiscal 2017, we successfully completed the testing necessary to conclude that such controls were operating effectively to accomplish their objectives at the reasonable assurance level as of December 31, 2017.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

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

(b) Exhibits

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed May 3, 2017).

4.1	Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.1*	American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.2*	Form of Restricted Stock Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.3*	Form of Restricted Stock Agreement for Employees under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.4*	American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.5*	Amendment to the American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.2 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.6*	American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.3 to the registrant’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.7*	Amendments One and Two to the American National Family of Companies Executive Supplemental Savings plan (incorporated by reference to Exhibit No. 10.15 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.8*	Form of Restricted Stock Unit Agreement for Executive Officers under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.16 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.9*	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (incorporated by reference to Exhibit No.10.17 to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015).

21	Subsidiaries (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from American National Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL INSURANCE COMPANY

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James E. Pozzi	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
James E. Pozzi

/s/ Timothy A. Walsh	Executive Vice President, CFO, Treasurer and ML and P&C Operations (Principal Financial Officer)	February 28, 2018
Timothy A. Walsh

/s/ Michelle A. Gage	Vice President, and Controller	February 28, 2018
Michelle A. Gage

/s/ William C. Ansell	Director	February 28, 2018
William C. Ansell

/s/ Arthur O. Dummer	Director	February 28, 2018
Arthur O. Dummer

/s/ Frances A. Moody-Dahlberg	Director	February 28, 2018
Frances A. Moody-Dahlberg

/s/ Ross R. Moody	Director	February 28, 2018
Ross R. Moody

/s/ James P. Payne	Director	February 28, 2018
James P. Payne

/s/ E.J. Pederson	Director	February 28, 2018
E.J. Pederson

/s/ James D. Yarbrough	Director	February 28, 2018
James D. Yarbrough

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

(In thousands)

	December 31, 2017
			Amount at Which
			Shown in the
			Consolidated
	Cost or	Estimated	Statement of
Type of Investment	Amortized Cost (1)	Fair Value	Financial Position
Fixed maturities
Bonds held-to-maturity
U.S. states and political subdivisions	266,966	279,395	$266,966
Foreign governments	4,011	4,593	4,011
Corporate debt securities	7,032,464	7,232,327	7,032,464
Residential mortgage-backed securities	246,803	255,243	246,803
Collateralized debt securities	923	954	923
Other debt securities	1,792	1,841	1,792
Bonds available-for-sale
U.S.treasury and government	27,569	27,898	27,898
U.S. states and political subdivisions	866,250	897,047	897,047
Foreign governments	5,000	6,460	6,460
Corporate debt securities	5,038,908	5,192,927	5,192,927
Residential mortgage-backed securities	15,009	14,717	14,717
Collateralized debt securities	3,171	3,818	3,818
Other debt securities	1,994	2,441	2,441
Equity securities
Common stocks
Consumer goods	149,398	360,597	360,597
Energy and utilities	90,892	148,988	148,988
Finance	163,703	371,097	371,097
Healthcare	76,824	211,155	211,155
Industrials	49,083	169,516	169,516
Information technology	123,757	356,529	356,529
Other	84,796	142,745	142,745
Preferred stocks	19,130	23,599	23,599
Other Investments
Mortgage loans on real estate, net of allowance	4,749,999	4,811,006	4,749,999
Investment real estate, net of accumulated depreciation	506,392	—	506,392
Real estate acquired in satisfaction of debt	25,954	—	25,954
Policy loans	377,103	377,103	377,103
Options (2)	86,142	220,190	4,761
Other long-term investments	75,404	—	75,404
Short-term investments	658,765	658,765	658,765

Total investments	$20,748,202	$21,770,951	$21,880,871

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.
(2)	The amount shown in the Consolidated Statement of Financial Position represents options exposure net of collateral.
See Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements for more information.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	December 31,
Condensed Statements of Financial Position	2017	2016
Assets
Fixed maturity securities	$9,093,442	$8,969,903
Equity securities	4,976	4,585
Mortgage loans on real estate, net of allowance	4,533,620	4,190,357
Other invested assets	1,961,343	1,658,771
Investment in subsidiaries	3,090,883	2,646,281
Deferred policy acquisition costs	1,116,862	1,052,357
Separate account assets	969,764	941,612
Other assets	873,470	787,054

Total assets	$21,644,360	$20,250,920

Liabilities
Policy liabilities	$4,207,467	$4,027,973
Policyholders’ account balances	10,690,282	10,006,609
Separate account liabilities	969,764	941,612
Other liabilities	530,088	622,548

Total liabilities	16,397,601	15,598,742

Shareholders’ equity
Common stock	30,832	30,832
Additional paid-in capital	19,193	16,406
Accumulated other comprehensive income	642,216	455,899
Retained earnings	4,656,134	4,250,818
Treasury stock, at cost	(101,616)	(101,777)

Total stockholders’ equity	5,246,759	4,652,178

Total liabilities and stockholders’ equity	$21,644,360	$20,250,920

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2017	2016	2015
Premiums and other revenues
Premiums and other policy revenues	$889,346	$987,994	$820,194
Net investment income	794,277	713,589	672,093
Net realized investment gain	21,052	16,111	21,258
Other-than-temporary impairments	(6,105)	(10)	(60)
Other income	17,558	15,944	15,785

Total premiums and other revenues	1,716,128	1,733,628	1,529,270

Benefits, losses and expenses
Policyholder benefits	682,707	749,179	615,180
Other operating expenses	884,461	848,063	764,913

Total benefits, losses and expenses	1,567,168	1,597,242	1,380,093

Income from continuing operations before federal income tax and equity in earnings of subsidiaries	148,960	136,386	149,177

Provision for federal income taxes	(58,112)	50,739	47,501
Equity in earnings of subsidiaries, net of tax	286,579	95,356	141,312

Net income	$493,651	$181,003	$242,988

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

	Years ended December 31,
Condensed Statements of Cash Flows	2017	2016	2015
OPERATING ACTIVITIES
Net income	$493,651	$181,003	$242,988
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investments gains	(21,052)	(16,111)	(21,258)
Other-than-temporary impairments	6,105	10	60
Accretion of premiums, discounts and loan origination fees	(6,615)	(7,675)	(2,293)
Net capitalized interest on policy loans and mortgage loans	(31,853)	(28,943)	(27,346)
Depreciation	32,991	28,510	24,716
Interest credited to policyholders’ account balances	370,270	297,526	263,362
Charges to policyholders’ account balances	(236,336)	(295,000)	(238,169)
Deferred federal income tax (benefit) expense	(57,337)	89,089	8,091
Net income of subsidiaries	(275,739)	(89,371)	(135,678)
Equity in earnings of affiliates	(10,840)	(5,985)	(5,634)
Changes in
Accrued investment income	(3,138)	351	6,995
Reinsurance recoverables	584	11,545	(14,778)
Prepaid reinsurance premiums	3,392	88	3,050
Premiums due and other receivables	12,343	(8,427)	2,331
Deferred policy acquisition costs	(66,219)	8,684	(13,323)
Policyholder liabilities	179,497	186,472	222,928
Liability for retirement benefits	(31,830)	(29,678)	(23,263)
Current tax receivable/payable	1,725	(24,833)	7,551
Change in fair value of option securities	(86,259)	(27,534)	13,839
Other, net	20,437	(48,112)	(34,310)

Net cash provided by operating activities	293,777	221,609	279,859

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	735,778	382,390	827,234
Available for sale securities	315,030	282,834	340,274
Investment real estate	58,840	6,651	18,929
Mortgage loans	794,011	547,553	809,742
Policy loans	44,253	49,260	44,257
Other invested assets	76,521	28,155	71,469
Disposals of property and equipment	158	13,171	2,721
Distributions from affiliates and subsidiaries	20,038	9,909	15,958
Payment for the purchase/origination of
Held-to-maturity securities	(824,831)	(60,639)	(336,902)
Available for sale securities	(345,805)	(161,534)	(744,480)
Investment real estate	(26,936)	(31,234)	(69,145)
Mortgage loans	(1,117,320)	(1,327,395)	(933,879)
Policy loans	(22,978)	(21,526)	(21,106)
Other invested assets	(42,849)	(65,965)	(37,958)
Additions to property and equipment	(20,441)	(39,856)	(24,352)
Contributions to unconsolidated affiliates	(26,056)	(40,404)	(47,130)
Change in short-term investments	(401,110)	207,546	(42,258)
Change in investment in subsidiaries	—	20,044	(20,782)
Change in collateral held for derivatives	84,325	22,789	(65,160)
Other, net	15,751	17,167	(1,713)

Net cash used in investing activities	(683,621)	(161,084)	(214,281)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,732,494	1,287,366	1,280,756
Policyholders’ account withdrawals	(1,182,754)	(1,229,039)	(1,337,668)
Dividends to stockholders	(88,335)	(87,741)	(84,446)

Net cash provided by (used in) financing activities	461,405	(29,414)	(141,358)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,561	31,111	(75,780)
Beginning of the period	191,340	160,229	236,009

End of the period	$262,901	$191,340	$160,229

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Policyholders’ Account Balances, Benefits, Policy and Contract Claims and Other Policyholder Funds	Unearned Premiums	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written
2017
Life	$791,276	$5,432,688	$33,298	$328,570	$245,835	$396,997	$74,068	$199,320	$—
Annuity	426,497	11,533,813	—	222,207	573,789	267,814	74,750	46,425	—
Health	36,806	282,872	40,665	156,436	9,538	103,112	15,227	38,376	—
Property & Casualty	119,265	990,341	801,331	1,359,989	61,688	934,044	280,306	177,507	1,414,024
Corporate & Other	—	—	—	—	75,227	—	—	59,043	—

Total	$1,373,844	$18,239,714	$875,294	$2,067,202	$966,077	$1,701,967	$444,351	$520,671	$1,414,024

2016
Life	$745,840	$4,937,467	$35,133	$318,953	$227,923	$416,467	$112,712	$199,769	$—
Annuity	394,208	10,821,889	—	248,714	500,726	294,917	71,381	53,054	—
Health	40,620	272,802	43,155	175,589	9,942	131,828	14,973	43,263	—
Property & Casualty	113,775	935,998	745,650	1,253,392	57,091	883,219	262,299	165,509	1,282,876
Corporate & Other	—	—	—	—	64,553	—	—	41,864	—

Total	$1,294,443	$16,968,156	$823,938	$1,996,648	$860,235	$1,726,431	$461,365	$503,459	$1,282,876

2015
Life	$756,023	$4,860,263	$35,810	$305,350	$226,076	$386,785	$77,567	$201,112	$—
Annuity	411,206	10,410,157	—	183,125	459,458	230,221	81,793	54,037	—
Health	44,390	293,325	43,558	196,777	10,135	146,805	23,643	45,047	—
Property & Casualty	113,050	883,328	733,610	1,153,267	55,620	776,562	235,585	156,583	1,187,980
Corporate & Other	—	—	—	—	83,542	—	—	44,598	—

Total	$1,324,669	$16,447,073	$812,978	$1,838,519	$834,831	$1,540,373	$418,588	$501,377	$1,187,980

(1)	Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital & surplus.
(2)	Identifiable expenses are charged directly to the appropriate line of business. The remaining expenses are allocated to the lines based upon various factors including premium ratio within the respective lines.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE INFORMATION

(In thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2017
Life insurance in-force	$102,843,372	$29,646,646	$257,552	$73,454,278	0.4%

Premiums earned
Life and annuity	$654,086	$104,599	$1,290	$550,777	0.2
Accident and health	194,516	253,110	215,030	156,436	137.5
Property and casualty	1,492,486	143,230	10,733	1,359,989	0.8

Total premiums	$2,341,088	$500,939	$227,053	$2,067,202	11.0

Year Ended December 31, 2016
Life insurance in-force	$95,439,425	$29,980,485	$181,655	$65,640,595	0.3

Premiums earned
Life and annuity	$669,607	$104,128	$2,188	$567,667	0.4
Accident and health	227,691	235,807	183,705	175,589	104.6
Property and casualty	1,349,297	104,922	9,017	1,253,392	0.7

Total premiums	$2,246,595	$444,857	$194,910	$1,996,648	9.8

Year Ended December 31, 2015
Life insurance in-force	$90,194,532	$29,891,183	$120	$60,303,469	0.0

Premiums earned
Life and annuity	$590,131	$101,636	$(20)	$488,475	0.0
Accident and health	241,140	224,623	180,260	196,777	91.6
Property and casualty	1,238,163	93,024	8,128	1,153,267	0.7

Total premiums	$2,069,434	$419,283	$188,368	$1,838,519	10.2%

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Expense	Written off	Change in Estimate	Balance at End of Period
2017
Investment valuation allowances:
Mortgage loans on real estate	$12,490	$6,376	$—	$—	$18,866

2016
Investment valuation allowances:
Mortgage loans on real estate	$12,895	$1,281	$(1,686)	$—	$12,490

2015
Investment valuation allowances:
Mortgage loans on real estate	$17,860	$220	$(5,185)	$—	$12,895

See accompanying Report of Independent Registered Public Accounting Firm.