Form 10-Q
period 2018-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2018-05-08
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	☑	Smaller reporting company	☐

Non-accelerated filer	☐	Accelerated filer	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 01, 2018, there were 26,885,449 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,963,724 and $7,774,353)	$7,915,973	$7,552,959
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,100,771 and $5,957,901)	6,145,010	6,145,308
Equity securities, at fair value (Cost $776,740 and $757,583)	1,770,753	1,784,226
Mortgage loans on real estate, net of allowance	4,920,041	4,749,999
Policy loans	374,930	377,103
Investment real estate, net of accumulated depreciation of $264,345 and $260,904	536,699	532,346
Short-term investments	284,456	658,765
Other invested assets	82,722	80,165

Total investments	22,030,584	21,880,871

Cash and cash equivalents	329,036	375,837
Investments in unconsolidated affiliates	493,191	484,207
Accrued investment income	193,776	187,670
Reinsurance recoverables	412,805	418,589
Prepaid reinsurance premiums	61,993	63,625
Premiums due and other receivables	329,592	314,345
Deferred policy acquisition costs	1,410,864	1,373,844
Property and equipment, net of accumulated depreciation of $223,034 and $217,076	114,062	115,818
Current tax receivable	6,949	44,170
Other assets	141,420	158,024
Separate account assets	939,605	969,764

Total assets	$26,463,877	$26,386,764

LIABILITIES
Future policy benefits
Life	$3,002,178	$2,997,353
Annuity	1,435,323	1,400,150
Accident and health	55,940	57,104
Policyholders’ account balances	12,238,653	12,060,045
Policy and contract claims	1,375,793	1,390,561
Unearned premium reserve	898,117	875,294
Other policyholder funds	325,348	334,501
Liability for retirement benefits	111,028	114,538
Notes payable	137,389	137,458
Deferred tax liabilities, net	294,071	316,370
Other liabilities	428,922	477,855
Separate account liabilities	939,605	969,764

Total liabilities	21,242,367	21,130,993

EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value,—Authorized 50,000,000,
Issued 30,832,449 and 30,832,449
Outstanding 26,938,341 and 26,931,884 shares	30,832	30,832
Additional paid-in capital	20,069	19,193
Accumulated other comprehensive income (loss)	(86,070)	642,216
Retained earnings	5,350,129	4,656,134
Treasury stock, at cost	(101,546)	(101,616)

Total American National stockholders’ equity	5,213,414	5,246,759
Noncontrolling interest	8,096	9,012

Total equity	5,221,510	5,255,771

Total liabilities and equity	$26,463,877	$26,386,764

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
PREMIUMS AND OTHER REVENUE
Premiums
Life	$81,376	$77,474
Annuity	70,616	29,809
Accident and health	41,015	37,039
Property and casualty	351,973	327,450
Other policy revenues	71,339	63,452
Net investment income	176,039	228,503
Net realized investment gains	2,099	14,008
Other-than-temporary impairments	(1,595)	(6,783)
Other income	10,513	8,845

Total premiums and other revenues	803,375	779,797

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	98,546	101,166
Annuity	84,746	43,989
Claims incurred
Accident and health	28,140	24,380
Property and casualty	242,490	227,530
Interest credited to policyholders’ account balances	70,545	96,008
Commissions for acquiring and servicing policies	144,696	125,492
Other operating expenses	130,394	126,061
Change in deferred policy acquisition costs	(16,966)	(9,487)

Total benefits, losses and expenses	782,591	735,139

Income before federal income tax and other items	20,784	44,658

Less: Provision (benefit) for federal income taxes
Current	(2,105)	(1,204)
Deferred	3,294	14,939

Total provision for federal income taxes	1,189	13,735

Income after federal income tax	19,595	30,923

Equity in earnings (losses) of unconsolidated affiliates	(545)	9,500
Other components of net periodic pension costs, net of tax	(792)	(1,232)

Net income	18,258	39,191
Less : Net loss attributable to noncontrolling interest, net of tax	(519)	(649)

Net income attributable to American National	$18,777	$39,840

Amounts available to American National common stockholders
Earnings per share
Basic	$0.70	$1.48
Diluted	0.70	1.48
Cash dividends to common stockholders	0.82	0.82
Weighted average common shares outstanding	26,889,151	26,899,648
Weighted average common shares outstanding and dilutive potential common shares	26,964,355	26,972,128

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended March 31,
	2018	2017
Net income	$18,258	$39,191

Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	(91,333)	55,912
Foreign currency transaction and translation adjustments	(366)	112
Defined benefit pension plan adjustment	789	1,534

Other comprehensive income (loss), net of tax	(90,910)	57,558

Total comprehensive income (loss)	(72,652)	96,749
Less: Comprehensive loss attributable to noncontrolling interest	(519)	(649)

Total comprehensive income (loss) attributable to American National	$(72,133)	$97,398

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited and in thousands)

	Three months ended March 31,
	2018	2017
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	19,193	16,406
Reissuance of treasury shares	675	1,379
Amortization of restricted stock	201	207

Balance at end of the period	20,069	17,992

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	642,216	455,899
Cumulative effect of accounting change	(637,376)	—
Other comprehensive income (loss)	(90,910)	57,558

Balance at end of the period	(86,070)	513,457

Retained Earnings
Balance as of January 1,	4,656,134	4,250,818
Cumulative effect of accounting changes	697,307	—
Net income attributable to American National	18,777	39,840
Cash dividends to common stockholders	(22,089)	(22,080)

Balance at end of the period	5,350,129	4,268,578

Treasury Stock
Balance as of January 1,	(101,616)	(101,777)
Reissuance of treasury shares	70	182

Balance at end of the period	(101,546)	(101,595)

Noncontrolling Interest
Balance as of January 1,	9,012	9,317
Contributions	—	224
Distributions	(397)	(246)
Net loss attributable to noncontrolling interest	(519)	(649)

Balance at end of the period	8,096	8,646

Total Equity	$5,221,510	$4,737,910

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$18,258	$39,191
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(2,099)	(14,008)
Other-than-temporary impairments	1,595	6,783
Accretion of premiums, discounts and loan origination fees	(2,325)	(2,661)
Net capitalized interest on policy loans and mortgage loans	(10,808)	(8,368)
Depreciation	12,992	14,981
Interest credited to policyholders’ account balances	70,545	96,008
Charges to policyholders’ account balances	(71,339)	(63,452)
Deferred federal income tax expense	3,294	14,939
Equity in (earnings) losses of unconsolidated affiliates	545	(9,500)
Distributions from equity method investments	245	410
Changes in
Policyholder liabilities	44,688	39,136
Deferred policy acquisition costs	(16,966)	(9,487)
Reinsurance recoverables	5,784	29,163
Premiums due and other receivables	(15,247)	(16,257)
Prepaid reinsurance premiums	1,632	239
Accrued investment income	(6,106)	18
Current tax receivable/payable	37,221	(3,260)
Liability for retirement benefits	(2,511)	(3,366)
Fair value of option securities	14,166	(23,034)
Fair value of equity securities	32,630	—
Other, net	3,882	22,604

Net cash provided by operating activities	120,076	110,079

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	152,587	203,445
Available-for-sale securities	136,481	118,007
Investment real estate	4,264	3,911
Mortgage loans	89,936	104,007
Policy loans	16,893	12,885
Other invested assets	20,527	14,404
Disposals of property and equipment	—	1,408
Distributions from unconsolidated affiliates	6,461	2,639
Payment for the purchase/origination of
Held-to-maturity securities	(529,876)	(28,356)
Available-for-sale securities	(258,285)	(138,132)
Investment real estate	(16,052)	(7,829)
Mortgage loans	(247,555)	(212,561)
Policy loans	(5,976)	(6,201)
Other invested assets	(20,128)	(7,577)
Additions to property and equipment	(4,232)	(10,588)
Contributions to unconsolidated affiliates	(20,926)	(14,748)
Change in short-term investments	374,309	(219,723)
Change in collateral held for derivatives	(17,093)	14,062
Other, net	(5,058)	15,649

Net cash used in investing activities	(323,723)	(155,298)

FINANCING ACTIVITIES
Policyholders’ account deposits	461,788	393,369
Policyholders’ account withdrawals	(282,386)	(322,746)
Change in notes payable	(70)	3,593
Dividends to stockholders	(22,089)	(22,080)
Payments to noncontrolling interest	(397)	(22)

Net cash provided by financing activities	156,846	52,114

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,801)	6,895
Beginning of the period	375,837	289,338

End of the period	$329,036	$296,233

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

The interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

In February 2018, the FASB issued guidance that allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company plans to adopt the standard effective January 1, 2019. The guidance changes equity presentation only and will not have an impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

Adoption of New Accounting Standards

In May 2014, the FASB issued guidance that superseded most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The Company’s revenues include premium, other policy revenue, net investment income, realized investment gains, and other income. Other income includes fee income which is recognized when obligations under the terms specified within a contract with a customer are either (1) satisfied at a point in time or (2) the progress of completion is measured over a period of time as the obligation is performed using the input method. The Company adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The majority of our revenue sources are insurance related and not in the scope of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

Adoption of New Accounting Standards – (Continued)

In January 2016, the FASB issued guidance that changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value and the changes in fair value are recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, cumulative unrealized gains and losses on equity securities of $667.7 million, partially offset by participating policyholders’ interest related to unrealized gains and losses on equity securities of $30.4 million, net of tax were reclassified from accumulated other comprehensive income to retained earnings. Net investment income decreased $32.6 million from the change in unrealized gains and losses on equity securities for the three months ended March 31, 2018.

In October of 2016, the FASB issued guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Whereas, prior guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, an other liability was released and retained earnings increased by $59.9 million. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows for the three months ended March 31, 2018.

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs. The guidance requires the service cost component to be reported in the same line item as other compensation costs. All other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company adopted the standard on its required effective date of January 1, 2018 using a retrospective approach. Upon adoption, other components of net periodic pension costs of $1,232 net of tax for the three months ended March 31, 2017, were reclassified from other operating expenses. The guidance changed presentation only and did not have an impact on the Company’s consolidated financial position, results of operations, equity or cash flows. Since the Company’s defined benefit plans have been frozen, the components of net periodic benefit cost have not materially changed from year-end 2017.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$269,946	$8,924	$(204)	$278,666
Foreign governments	3,999	523	—	4,522
Corporate debt securities	7,372,239	112,160	(78,867)	7,405,532
Residential mortgage-backed securities	267,929	7,679	(2,517)	273,091
Collateralized debt securities	597	22	—	619
Other debt securities	1,263	31	—	1,294

Total bonds held-to-maturity	7,915,973	129,339	(81,588)	7,963,724

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,483	403	(274)	28,612
U.S. states and political subdivisions	859,090	16,478	(3,856)	871,712
Foreign governments	5,000	1,287	—	6,287
Corporate debt securities	5,173,405	83,455	(53,795)	5,203,065
Residential mortgage-backed securities	31,708	390	(546)	31,552
Collateralized debt securities	3,085	702	(5)	3,782

Total bonds available-for-sale	6,100,771	102,715	(58,476)	6,145,010

Equity securities
Common stock	758,422	1,002,501	(11,545)	1,749,378
Preferred stock	18,318	3,657	(600)	21,375

Total equity securities	776,740	1,006,158	(12,145)	1,770,753

Total investments in securities	$14,793,484	$1,238,212	$(152,209)	$15,879,487

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$266,966	$12,466	$(37)	$279,395
Foreign governments	4,011	582	—	4,593
Corporate debt securities	7,032,464	217,883	(18,020)	7,232,327
Residential mortgage-backed securities	246,803	9,702	(1,262)	255,243
Collateralized debt securities	923	31	—	954
Other debt securities	1,792	49	—	1,841

Total bonds held-to-maturity	7,552,959	240,713	(19,319)	7,774,353

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,569	475	(146)	27,898
U.S. states and political subdivisions	866,250	31,621	(824)	897,047
Foreign governments	5,000	1,460	—	6,460
Corporate debt securities	5,038,908	170,112	(16,093)	5,192,927
Residential mortgage-backed securities	15,009	37	(329)	14,717
Collateralized debt securities	3,171	651	(4)	3,818
Other debt securities	1,994	447	—	2,441

Total bonds available-for-sale	5,957,901	204,803	(17,396)	6,145,308

Equity securities
Common stock	738,453	1,029,340	(7,166)	1,760,627
Preferred stock	19,130	4,469	—	23,599

Total equity securities	757,583	1,033,809	(7,166)	1,784,226

Total investments in securities	$14,268,443	$1,479,325	$(43,881)	$15,703,887

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2018
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$226,948	$229,707	$137,593	$139,037
Due after one year through five years	4,349,837	4,415,709	2,228,746	2,265,488
Due after five years through ten years	2,758,080	2,740,046	3,172,783	3,178,309
Due after ten years	581,108	578,262	561,649	562,176

Total	$7,915,973	$7,963,724	$6,100,771	$6,145,010

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2018	2017
Proceeds from sales of available-for-sale securities	$47,181	$27,723
Gross realized gains	1,424	10,826
Gross realized losses	(555)	(6)

Gains and losses are determined using specific identification of the securities sold. During the three months ended March 31, 2018 and 2017, bonds with a carrying value of $34,850,000 and $15,000,000, respectively, were transferred from held-to-maturity to available-for-sale after a significant deterioration in the issuers’ credit worthiness became evident. A realized loss of $6,000,000 was recorded in 2017 on a bond that was transferred due to an other-than-temporary impairment.

The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Three months ended March 31,
	2018	2017
Bonds available-for-sale	$(143,168)	$36,075
Adjustments for
Deferred policy acquisition costs	20,054	(5,444)
Participating policyholders’ interest	6,953	(4,971)
Deferred federal income tax benefit (expense)	24,828	(8,290)

Change in net unrealized gains (losses) on debt securities, net of tax	$(91,333)	$17,370

The components of the change in unrealized gains (losses) on equity securities are shown below (in thousands):

	Three months ended March 31,
	2018	2017
Net gains (losses) on equity securities	$(31,575)	$70,656
Less: Net gains on equity securities sold	(1,055)	(11,360)

Unrealized gains (losses) on equity securities	$(32,630)	$59,296

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	March 31, 2018
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(204)	$40,410	$—	$—	$(204)	$40,410
Corporate debt securities	(68,999)	2,869,097	(9,868)	156,182	(78,867)	3,025,279
Residential mortgage-backed securities	(1,430)	104,506	(1,087)	17,564	(2,517)	122,070

Total bonds held-to-maturity	(70,633)	3,014,013	(10,955)	173,746	(81,588)	3,187,759

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(271)	15,456	(3)	4,221	(274)	19,677
U.S. states and political subdivisions	(2,455)	183,318	(1,401)	27,197	(3,856)	210,515
Corporate debt securities	(41,341)	1,895,863	(12,454)	146,268	(53,795)	2,042,131
Residential mortgage-backed securities	(405)	27,023	(141)	1,359	(546)	28,382
Collateralized debt securities	(1)	159	(4)	123	(5)	282

Total bonds available-for-sale	(44,473)	2,121,819	(14,003)	179,168	(58,476)	2,300,987

Equity securities
Common stock	(11,545)	76,088	—	—	(11,545)	76,088
Preferred stock	(600)	5,000	—	—	(600)	5,000

Total equity securities	(12,145)	81,088	—	—	(12,145)	81,088

Total	$(127,251)	$5,216,920	$(24,958)	$352,914	$(152,209)	$5,569,834

	December 31, 2017
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$1,937	$—	$—	$(37)	$1,937
Corporate debt securities	(8,444)	951,425	(9,576)	192,737	(18,020)	1,144,162
Residential mortgage-backed securities	(325)	49,283	(937)	18,888	(1,262)	68,171

Total bonds held-to-maturity	(8,806)	1,002,645	(10,513)	211,625	(19,319)	1,214,270

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(141)	20,352	(5)	3,875	(146)	24,227
U.S. states and political subdivisions	(160)	27,669	(664)	28,010	(824)	55,679
Corporate debt securities	(6,657)	559,710	(9,436)	159,532	(16,093)	719,242
Residential mortgage-backed securities	(193)	12,419	(136)	1,428	(329)	13,847
Collateralized debt securities	—	—	(4)	123	(4)	123

Total bonds available-for-sale	(7,151)	620,150	(10,245)	192,968	(17,396)	813,118

Equity securities
Common stock	(7,166)	60,391	—	—	(7,166)	60,391

Total equity securities	(7,166)	60,391	—	—	(7,166)	60,391

Total	$(23,123)	$1,683,186	$(20,758)	$404,593	$(43,881)	$2,087,779

As of March 31, 2018, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is more-likely-than-not that American National will not be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	March 31, 2018			December 31, 2017
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$631,251	$646,046	4.6%	$638,039	$664,396	4.8%
AA	1,239,163	1,256,909	8.9	1,220,544	1,264,282	9.0
A	5,041,380	5,061,204	35.9	4,856,802	4,997,574	35.9
BBB	6,575,551	6,631,221	47.0	6,273,220	6,480,719	46.6
BB and below	529,399	513,354	3.6	522,255	512,690	3.7

Total	$14,016,744	$14,108,734	100.0%	$13,510,860	$13,919,661	100.0%

Equity securities by market sector distribution are shown below:

	March 31, 2018	December 31, 2017
Consumer goods	20.1%	20.2%
Energy and utilities	8.1	8.6
Finance	21.3	21.9
Healthcare	11.5	11.8
Industrials	9.6	9.5
Information technology	20.8	20.0
Other	8.6	8.0

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	March 31, 2018	December 31, 2017
East North Central	15.2%	15.4%
East South Central	3.0	3.1
Mountain	15.2	14.0
Pacific	16.7	16.5
South Atlantic	13.5	14.1
West South Central	29.0	29.8
Other	7.4	7.1

Total	100.0%	100.0%

For the three months ended March 31, 2018, American National foreclosed on two loans with recorded investments of $1,940,000 and $8,376,000. Three loans with a total recorded investment of $12,635,000 were in the process of foreclosure. For the year ended December 31, 2017, American National foreclosed on one loan with a recorded investment of $2,285,000, and four loans with a total recorded investment of $17,263,000 were in the process of foreclosure. American National did not sell any loans during the three months ended March 31, 2018 or during the year ended December 31, 2017.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
March 31, 2018	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$28,822	$—	$—	$28,822	$778,680	$807,502	16.4
Office	7,509	5,708	6,432	19,649	1,806,365	1,826,014	37.0
Retail	—	—	—	—	759,257	759,257	15.4
Other	—	15,102	—	15,102	1,530,221	1,545,323	31.2

Total	$36,331	$20,810	$6,432	$63,573	$4,874,523	$4,938,096	100.0

Allowance for loan losses						(18,055)

Total, net of allowance						$4,920,041

December 31, 2017
Industrial	$4,985	$—	$—	$4,985	$781,385	$786,370	16.5
Office	—	10,713	8,881	19,594	1,764,151	1,783,745	37.4
Retail	—	—	—	—	750,979	750,979	15.7
Other	—	—	—	—	1,447,771	1,447,771	30.4

Total	$4,985	$10,713	$8,881	$24,579	$4,744,286	$4,768,865	100.0

Allowance for loan losses						(18,866)

Total, net of allowance						$4,749,999

Total mortgage loans are calculated net of unamortized purchase discounts. There were no unamortized purchase discounts for the three months ended March 31, 2018 or during the year ended December 31, 2017. Total mortgage loans were also net of unamortized origination fees of $31,923,000 and $32,766,000 at March 31, 2018 and December 31, 2017, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance, 2018	451	$4,762,315	16,041	3	$6,550	2,825	454	$4,768,865	$18,866
Change in allowance	—	—	(302)	—	—	—	—	—	(302)
Net change in recorded investment	6	171,171	—	(1)	(1,940)	(509)	5	169,231	(509)

Ending balance at March 31, 2018	457	$4,933,486	$15,739	2	$4,610	$2,316	459	$4,938,096	$18,055

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Three months ended March 31,
	2018			2017
	Number of loans	Recorded investment pre- modification	Recorded investment post modification	Number of loans	Recorded investment pre- modification	Recorded investment post modification
Other (hotel/motel)	—	$—	$—	5	$24,801	$24,801

Total	—	$—	$—	5	$24,801	$24,801

There are no loans determined to be troubled debt restructurings for the three months from year end to March 31, 2018.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows:

	March 31, 2018	December 31, 2017
Industrial	5.6%	6.0%
Office	40.2	39.0
Retail	39.2	39.3
Other	15.0	15.7

Total	100.0%	100.0%

	March 31, 2018	December 31, 2017
East North Central	6.0%	6.1%
East South Central	4.0	3.6
Mountain	13.0	13.2
Pacific	8.3	8.5
South Atlantic	15.3	14.0
West South Central	51.0	52.4
Other	2.4	2.2

Total	100.0%	100.0%

Note 6 – Real Estate and Other Investments – (Continued)

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2018 or 2017.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	March 31, 2018	December 31, 2017
Investment real estate	$146,533	$148,456
Short-term investments	500	501
Cash and cash equivalents	9,722	6,320
Other receivables	5,071	4,461
Other assets	13,628	15,920

Total assets of consolidated VIEs	$175,454	$175,658

Notes payable	$137,389	$137,458
Other liabilities	8,887	5,616

Total liabilities of consolidated VIEs	$146,276	$143,074

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $27,952,000 and $28,377,000 at March 31, 2018 and December 31,2017, respectively.

The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

Interest rate	Maturity	March 31, 2018	December 31, 2017
LIBOR	2020	$10,129	$9,702
90 day LIBOR + 2.5%	2021	40,342	40,124
4% fixed	2022	86,918	87,632

Total		$137,389	$137,458

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$322,797	$322,797	$314,808	$314,808
Mortgage loans	557,195	557,195	493,014	493,014
Accrued investment income	2,128	2,128	1,817	1,817

As of March 31, 2018, no real estate investments were classified as held for sale.

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

		March 31, 2018			December 31, 2017
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	488	$2,086,850	$204,308	468	$1,885,600	$220,190
Equity-indexed embedded derivative	Policyholders’ account balances	80,420	1,976,400	535,641	76,621	1,819,523	512,526

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended March 31,
		2018	2017
Equity-indexed options	Net investment income	$(14,145)	$23,133
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	13,436	(25,127)

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

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		March 31, 2018
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$49,066	$49,443	$49,066	$377	$—
Goldman-Sachs	A3/BBB+	927	1,030	927	103	—
ING	Baa1/A-	25,617	25,890	25,617	273	—
JP Morgan	A3/A-	190	—	—	—	190
Morgan Stanley	A3/BBB+	14,535	14,396	14,396	—	139
NATIXIS*	A2/A	38,140	36,980	36,980	—	1,160
SunTrust	Baa1/BBB+	36,763	34,040	34,040	—	2,723
Wells Fargo	A2/A-	39,070	37,310	37,310	—	1,760

Total		$204,308	$199,089	$198,336	$753	$5,972

		December 31, 2017
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$55,215	$56,883	$55,215	$1,668	$—
Goldman-Sachs	A3/BBB+	956	780	780	—	176
ING	Baa1/A-	26,650	27,330	26,650	680	—
JP Morgan	A3/A-	189	—	—	—	189
Morgan Stanley	A3/BBB+	17,490	18,776	17,490	1,286	—
NATIXIS*	A2/A	37,550	33,860	33,860	—	3,690
SunTrust	Baa1/BBB+	37,266	36,560	36,560	—	706
Wells Fargo	A2/A	44,874	47,230	44,874	2,356	—

Total		$220,190	$221,419	$215,429	$5,990	$4,761

*	Includes collateral restrictions.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended March 31,
	2018	2017
Bonds	$140,095	$134,350
Dividends on equity securities	9,440	8,732
Net unrealized losses on equity securities	(32,630)	—
Mortgage loans	63,868	57,704
Real estate	4,283	(1,195)
Options	(14,145)	23,133
Other invested assets	5,128	5,779

Total	$176,039	$228,503

Realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2018	2017
Bonds	$667	$3,504
Equity securities	1,055	11,360
Mortgage loans	302	(1,626)
Real estate	83	788
Other invested assets	(8)	(18)

Total	$2,099	$14,008

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended March 31,
	2018	2017
Bonds	$—	$(6,000)
Equity securities	(1,595)	(783)

Total	$(1,595)	$(6,783)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,915,973	$7,963,724	$7,552,959	$7,774,353
Fixed maturity securities, bonds available-for-sale	6,145,010	6,145,010	6,145,308	6,145,308
Equity securities	1,770,753	1,770,753	1,784,226	1,784,226
Equity-indexed options	204,308	204,308	220,190	220,190
Mortgage loans on real estate, net of allowance	4,920,041	4,961,466	4,749,999	4,811,006
Policy loans	374,930	374,930	377,103	377,103
Short-term investments	284,456	284,456	658,765	658,765
Separate account assets	939,605	939,605	969,764	969,764

Total financial assets	$22,555,076	$22,644,252	$22,458,314	$22,740,715

Financial liabilities
Investment contracts	$9,844,880	$9,844,880	$8,990,771	$8,990,771
Embedded derivative liability for equity-indexed contracts	535,641	535,641	512,526	512,526
Notes payable	137,389	137,389	137,458	137,458
Separate account liabilities	939,605	939,605	969,764	969,764

Total financial liabilities	$11,457,515	$11,457,515	$10,610,519	$10,610,519

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Embedded Derivative— The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 index within index annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:

•	Lapse rate assumptions are determined by company experience. Lapse rates are generally assumed to be lower during a contract’s surrender charge period and then higher once the surrender charge period has ended. Decreases to the assumed lapse rates generally increase the fair value of the liability as more policyholders persist to collect the crediting interest pertaining to the indexed product. Increases to the lapse rate assumption will have the inverse effect decreasing the fair value.

•	Mortality rate assumptions vary by age and by gender based on company and industry experience. Decreases to the assumed mortality rates increase the fair value of the liabilities as more policyholders earn crediting interest. Increases to the assumed mortality rates decrease the fair value as higher decrements reduce the potential for future interest credits.

•	Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At March 31, 2018 and December 31, 2017, the one year implied volatility used to estimate embedded derivative value was 18.0% and 13.7%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value
	March 31, 2018	December 31, 2017	Unobservable Input	Range
Indexed Annuities	$524.7	$498.3	Lapse Rate	1-66%
			Mortality Multiplier	90-100%
			Equity Volatility	7-30%
Indexed Life	10.9	14.2	Equity Volatility	7-30%

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$278,666	$—	$278,666	$—
Foreign governments	4,522	—	4,522	—
Corporate debt securities	7,405,532	—	7,405,532	—
Residential mortgage-backed securities	273,091	—	273,091	—
Collateralized debt securities	619	—	619	—
Other debt securities	1,294	—	1,294	—

Total bonds held-to-maturity	7,963,724	—	7,963,724	—

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,612	—	28,612	—
U.S. states and political subdivisions	871,712	—	871,712	—
Foreign governments	6,287	—	6,287	—
Corporate debt securities	5,203,065	—	5,203,065	—
Residential mortgage-backed securities	31,552	—	31,552	—
Collateralized debt securities	3,782	—	3,782	—

Total bonds available-for-sale	6,145,010	—	6,145,010	—

Equity securities
Common stock	1,749,378	1,749,260	—	118
Preferred stock	21,375	21,375	—	—

Total equity securities	1,770,753	1,770,635	—	118

Options	204,308	—	—	204,308
Mortgage loans on real estate	4,961,466	—	4,961,466	—
Policy loans	374,930	—	—	374,930
Short-term investments	284,456	—	284,456	—
Separate account assets	939,605	—	939,605	—

Total financial assets	$22,644,252	$1,770,635	$20,294,261	$579,356

Financial liabilities
Investment contracts	$9,844,880	$—	$—	$9,844,880
Embedded derivative liability for equity-indexed contracts	535,641	—	—	535,641
Notes payable	137,389	—	—	137,389
Separate account liabilities	939,605	—	939,605	—

Total financial liabilities	$11,457,515	$—	$939,605	$10,517,910

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2017
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$279,395	$—	$276,450	$2,945
Foreign governments	4,593	—	4,593	—
Corporate debt securities	7,232,327	—	7,232,327	—
Residential mortgage-backed securities	255,243	—	255,243	—
Collateralized debt securities	954	—	954	—
Other debt securities	1,841	—	1,841	—

Total bonds held-to-maturity	7,774,353	—	7,771,408	2,945

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,898	—	27,898	—
U.S. states and political subdivisions	897,047	—	897,047	—
Foreign governments	6,460	—	6,460	—
Corporate debt securities	5,192,927	—	5,192,927	—
Residential mortgage-backed securities	14,717	—	14,717	—
Collateralized debt securities	3,818	—	3,818	—
Other debt securities	2,441	—	2,441	—

Total bonds available-for-sale	6,145,308	—	6,145,308	—

Equity securities
Common stock	1,760,627	1,760,499	—	128
Preferred stock	23,599	23,599	—	—

Total equity securities	1,784,226	1,784,098	—	128

Options	220,190	—	—	220,190
Mortgage loans on real estate	4,811,006	—	4,811,006	—
Policy loans	377,103	—	—	377,103
Short-term investments	658,765	—	658,765	—
Separate account assets	969,764	—	969,764	—

Total financial assets	$22,740,715	$1,784,098	$20,356,251	$600,366

Financial liabilities
Investment contracts	$8,990,771	$—	$—	$8,990,771
Embedded derivative liability for equity-indexed contracts	512,526	—	—	512,526
Notes payable	137,458	—	—	137,458
Separate account liabilities	969,764	—	969,764	—

Total financial liabilities	$10,610,519	$—	$969,764	$9,640,755

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended March 31,
	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance, 2018	$—	$220,190	$512,526
Total realized and unrealized investment gains (losses) included in other comprehensive income	—	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net loss for derivatives included in net investment income	—	(14,145)	—
Net change included in interest credited	—	—	(13,436)
Purchases, sales and settlements or maturities
Purchases	—	16,928	—
Sales	—	—	—
Settlements or maturities	—	(18,665)	—
Premiums less benefits	—	—	36,551
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	—	—	—

Ending balance at March 31, 2018	$—	$204,308	$535,641

Beginning balance, 2017	$14,264	$156,479	$314,330
Total realized and unrealized investment losses included in other comprehensive income	(4,467)	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain for derivatives included in net investment income	—	23,058	—
Net change included in interest credited	—	—	25,127
Purchases, sales and settlements or maturities
Purchases	—	7,552	—
Sales	(1,957)	—	—
Settlements or maturities	(3,010)	(12,831)	—
Premiums less benefits	—	—	7,177
Carry value transfers in	15,000	—
Gross transfers into Level 3	382	—	—
Gross transfers out of Level 3	(2,883)	—	—

Ending balance at March 31, 2017	$17,329	$174,258	$346,634

Within the net gain (loss) for derivatives included in net investment income were unrealized losses of $24,627,000 and gains of $17,028,000, relating to assets still held at March 31, 2018, and 2017, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. The transfers into Level 3 during the three months ended March 31, 2017 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of March 31, 2018. The transfers out of Level 3 during the three months ended March 31, 2017 were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Accident & Health	Property & Casualty	Total
Beginning balance, 2018	$791,276	$426,497	$36,806	$119,265	$1,373,844

Additions	32,624	29,517	2,812	76,640	141,593
Amortization	(26,181)	(20,644)	(3,900)	(73,902)	(124,627)
Effect of change in unrealized gains on available-for-sale debt securities	13,556	6,498	—	—	20,054

Net change	19,999	15,371	(1,088)	2,738	37,020

Ending balance at March 31, 2018	$811,275	$441,868	$35,718	$122,003	$1,410,864

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2018	2017
Unpaid claims balance, beginning	$1,199,233	$1,140,723
Less reinsurance recoverables	237,439	216,903

Net beginning balance	961,794	923,820

Incurred related to
Current	266,225	282,862
Prior years	(10,548)	(29,054)

Total incurred claims	255,677	253,808

Paid claims related to
Current	101,617	107,669
Prior years	141,147	127,397

Total paid claims	242,764	235,066

Net balance	974,707	942,562
Plus reinsurance recoverables	221,734	195,836

Unpaid claims balance, ending	$1,196,441	$1,138,398

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $10,548,000 during the first three months of 2018 and decreased by approximately $29,054,000 during the first three months of 2017. This reflected lower-than-anticipated losses in the first three months of 2018 related to accident years prior to 2018 in multi-peril, other commercial, and business owner and commercial package policy lines of business.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at March 31, 2018 was $34,751,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2018		2017
	Amount	Rate	Amount	Rate*
Income tax expense before tax on equity in earnings of unconsolidated affiliates*	$4,365	21.6%	$15,630	28.9%
Tax on equity in earnings of unconsolidated affiliates	(114)	(0.6)	3,325	6.1

Total expected income tax expense at the statutory rate	4,251	21.0	18,955	35.0
Tax-exempt investment income	(843)	(4.2)	(1,832)	(3.4)
Deferred tax change	(309)	(1.5)	(767)	(1.4)
Dividend exclusion	(985)	(4.9)	(1,842)	(3.4)
Miscellaneous tax credits, net	(2,213)	(10.9)	(2,257)	(4.2)
Low income housing tax credit expense	1,252	6.2	1,253	2.3
Other items, net	36	0.2	181	0.3

Provision for federal income tax before interest expense	1,189	5.9	13,691	25.2
Interest expense	—	—	44	0.1

Total	$1,189	5.9%	$13,735	25.3%

*	Prior year revised to reflect adoption of the new accounting standard issued March 2017. For details, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

American National made income tax payments of $7,000,000 during the three months ended March 31, 2018 and made no income tax payments for the same period in 2017.

Management believes that a sufficient taxable income will be achieved over time to utilize the deferred tax assets in the consolidated federal tax return; therefore, no valuation allowance was recorded as of March 31, 2018 and 2017. There are no operating or capital loss carryforwards that will expire by December 31, 2018.

American National’s federal income tax returns for years 2014 to 2016 are subject to examination by the Internal Revenue Service. The years 2005 to 2013 have been closed by the Internal Revenue Service and we have received $48.0 million in refunds related to 2013, 2014, 2015, and 2016. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties or interest were established during 2018 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance, 2018	$716,878	$(72,772)	$(1,890)	$642,216
Amounts reclassified from AOCI (net of tax expense $26 and expense $210)	100	789	—	889
Unrealized holding losses arising during the period (net of tax benefit $30,091)	(113,203)	—	—	(113,203)
Unrealized adjustment to DAC (net of tax expense $3,777)	16,277	—	—	16,277
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $1,460)	5,493	—	—	5,493
Foreign currency adjustment (net of tax benefit $97)	—	—	(366)	(366)
Cumulative effect of changes in accounting (net of tax benefit $356,847)	(637,376)	—	—	(637,376)

Ending balance at March 31, 2018	$(11,831)	$(71,983)	$(2,256)	$(86,070)

Beginning balance, 2017	$547,138	$(88,603)	$(2,636)	$455,899
Amounts reclassified from AOCI (net of tax benefit $1,547 and expense $826)	(2,873)	1,534	—	(1,339)
Unrealized holding gains arising during the period (net of tax expense $34,927)	64,864	—	—	64,864
Unrealized adjustment to DAC (net of tax benefit $2,596)	(2,848)	—	—	(2,848)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,740)	(3,231)	—	—	(3,231)
Foreign currency adjustment (net of tax expense $60)	—	—	112	112

Ending balance at March 31, 2017	$603,050	$(87,069)	$(2,524)	$513,457

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31, 2018	December 31, 2017
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,894,108)	(3,900,565)

Outstanding shares	26,938,341	26,931,884
Restricted shares	(74,000)	(74,000)

Unrestricted outstanding shares	26,864,341	26,857,884

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,586	$106.70	74,000	$110.19	52,765	$106.26
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(33,699)	104.39
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding at March 31, 2018	2,586	$106.70	74,000	$110.19	19,066	$109.56

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.30	4.23	0.77
Exercisable shares	2,586	N/A	N/A
Weighted-average exercise price	$106.70	$110.19	$109.56
Weighted-average exercise price exercisable shares	106.70	N/A	N/A
Compensation expense (credit)
Three months ended March 31, 2018	$(28,000)	$201,000	$(211,000)
Three months ended March 31, 2017	(35,000)	207,000	130,000
Fair value of liability award
March 31, 2018	$33,000	N/A	$1,528,000
December 31, 2017	63,000	N/A	6,376,000

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

	Three months ended March 31,
	2018	2017
Weighted average shares outstanding	26,889,151	26,899,648
Incremental shares from RS awards and RSUs	75,204	72,480

Total shares for diluted calculations	26,964,355	26,972,128

Net income attributable to American National (in thousands)	$18,777	$39,840
Basic earnings per share	$0.70	$1.48
Diluted earnings per share	$0.70	$1.48

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2018 and December 31, 2017, American National Insurance Company’s statutory capital and surplus was $3,244,268,000 and $3,293,474,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2018 and December 31, 2017, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $69,096,000 and $66,625,000 at March 31, 2018 and December 31, 2017, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31, 2018	December 31, 2017
Statutory capital and surplus
Life insurance entities	$2,075,945	$2,141,573
Property and casualty insurance entities	1,172,698	1,162,761

	Three months ended March 31,
	2018	2017
Statutory net income
Life insurance entities	$3,263	$2,467
Property and casualty insurance entities	13,058	6,811

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

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at March 31, 2018 and December 31, 2017.

American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $1,346,000 and $2,262,000 at March 31, 2018 and December 31, 2017, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 to American National’s 2017 annual report on Form 10-K. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•	Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other business segment.

•	Expenses are allocated based upon various factors, including premium and commission ratios of the operating segments.

Note 15 – Segment Information – (Continued)

The results of operations measured as the income before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended March 31, 2018
	Life	Annuity	Accident & Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenues
Premiums	$81,376	$70,616	$41,015	$351,973	$—	$544,980
Other policy revenues	67,731	3,608	—	—	—	71,339
Net investment income	57,768	113,480	2,354	15,861	(13,424)	176,039
Net realized investment gains	—	—	—	—	504	504
Other income	755	725	5,157	2,063	1,813	10,513

Total premiums and other revenues	207,630	188,429	48,526	369,897	(11,107)	803,375

Benefits, losses and expenses
Policyholder benefits	98,546	84,746	—	—	—	183,292
Claims incurred	—	—	28,140	242,490	—	270,630
Interest credited to policyholders’ account balances	16,265	54,280	—	—	—	70,545
Commissions for acquiring and servicing policies	39,520	30,004	6,016	69,156	—	144,696
Other operating expenses	50,950	11,319	10,358	47,801	9,966	130,394
Change in deferred policy acquisition costs	(6,443)	(8,873)	1,088	(2,738)	—	(16,966)

Total benefits, losses and expenses	198,838	171,476	45,602	356,709	9,966	782,591

Income before federal income tax and other items	$8,792	$16,953	$2,924	$13,188	$(21,073)	$20,784

	Three months ended March 31, 2017
	Life	Annuity	Accident & Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenues
Premiums	$77,474	$29,809	$37,039	$327,450	$—	$471,772
Other policy revenues	59,909	3,543	—	—	—	63,452
Net investment income	62,209	139,677	2,507	14,040	10,070	228,503
Net realized investment gains	—	—	—	—	7,225	7,225
Other income	616	665	4,346	1,938	1,280	8,845

Total premiums and other revenues	200,208	173,694	43,892	343,428	18,575	779,797

Benefits, losses and expenses
Policyholder benefits	101,166	43,989	—	—	—	145,155
Claims incurred	—	—	24,380	227,530	—	251,910
Interest credited to policyholders’ account balances	15,405	80,603	—	—	—	96,008
Commissions for acquiring and servicing policies	34,810	17,284	5,890	67,508	—	125,492
Other operating expenses	49,183	10,688	10,230	46,282	9,678	126,061
Change in deferred policy acquisition costs	(7,857)	(2,631)	1,332	(331)	—	(9,487)

Total benefits, losses and expenses	192,707	149,933	41,832	340,989	9,678	735,139

Income before federal income tax and other items	$7,501	$23,761	$2,060	$2,439	$8,897	$44,658

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at March 31, 2018, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $916,728,000 of which $664,335,000 is expected to be funded in 2018 with the remainder funded in 2019 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2018 and December 31, 2017, the outstanding letters of credit were $3,047,000 and $4,586,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2018. American National expects it will be able to be renewed on substantially equivalent terms upon expiration.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2018, was approximately $206,376,000, while the total cash value of the related life insurance policies was approximately $211,003,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Three months ended March 31,		March 31,	December 31,
Related Party	Financial Statement Line Impacted	2018	2017	2018	2017
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$400	$373	$1,823	$2,223
Gal-Tex Hotel Corporation	Net investment income	38	66	11	13
Greer, Herz & Adams, LLP	Other operating expenses	2,607	2,527	(483)	(386)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to a subsidiary of Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments. The Moody Foundation owns 34.0% of Gal-Tex and 22.75% of American National, and the Libbie Shearn Moody Trust owns 50.2% of Gal-Tex and 37.01% of American National.

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2018 and 2017 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018, and they include among others:

•	Economic & Investment Risk Factors

•	difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

•	fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;

•	lack of liquidity for certain of our investments;

•	risk of investment losses and defaults;

•	Operational Risk Factors

•	differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for product pricing, establishing liabilities and reserves or for other purposes;

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	potential ineffectiveness of our internal controls over financial reporting;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplemental healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	significant changes in government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions; and

•	control of our company by a small number of stockholders.

Overview

Chartered in 1905, we are a diversified insurance and financial services company offering a broad spectrum of insurance products in all 50 states, the District of Columbia and Puerto Rico. Our headquarters are in Galveston, Texas.

General Trends

American National had no material changes to the general trends, as discussed in the MD&A included in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. There have been no material changes in accounting policies since December 31, 2017.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2018	2017	Change
Premiums and other revenues
Premiums	$544,980	$471,772	$73,208
Other policy revenues	71,339	63,452	7,887
Net investment income	176,039	228,503	(52,464)
Realized investments gains (losses), net	504	7,225	(6,721)
Other income	10,513	8,845	1,668

Total premiums and other revenues	803,375	779,797	23,578

Benefits, losses and expenses
Policyholder benefits	183,292	145,155	38,137
Claims incurred	270,630	251,910	18,720
Interest credited to policyholders’ account balances	70,545	96,008	(25,463)
Commissions for acquiring and servicing policies	144,696	125,492	19,204
Other operating expenses	130,394	126,061	4,333
Change in deferred policy acquisition costs (1)	(16,966)	(9,487)	(7,479)

Total benefits and expenses	782,591	735,139	47,452

Income before other items and federal income taxes	$20,784	$44,658	$(23,874)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings decreased during the three months ended March 31, 2018 compared to 2017 primarily due to a decrease in net investment income attributable to a $32.6 million unrealized loss on equity securities and a decrease in realized investment gains, partially offset by an increase in property and casualty earnings attributable to a lower combined ratio. Net investment income for the three months ended March 31, 2018 included unrealized losses on equity securities as a result of our adoption of new accounting guidance which impacted the first quarter of 2018, but not the first quarter of 2017.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2018	2017	Change
Premiums and other revenues
Premiums	$81,376	$77,474	$3,902
Other policy revenues	67,731	59,909	7,822
Net investment income	57,768	62,209	(4,441)
Other income	755	616	139

Total premiums and other revenues	207,630	200,208	7,422

Benefits, losses and expenses
Policyholder benefits	98,546	101,166	(2,620)
Interest credited to policyholders’ account balances	16,265	15,405	860
Commissions for acquiring and servicing policies	39,520	34,810	4,710
Other operating expenses	50,950	49,183	1,767
Change in deferred policy acquisition costs (1)	(6,443)	(7,857)	1,414

Total benefits and expenses	198,838	192,707	6,131

Income before other items and federal income taxes	$8,792	$7,501	$1,291

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Current operating income of $8.8 million is $1.3 million higher than prior year. Premiums continued to show strong growth, as did benefits, which were consistent with that growth. Decreases in liabilities helped to offset the expected increase in benefits.

Premiums and other revenues

Premiums increased during the three months ended March 31, 2018 compared to 2017 primarily due to continued growth in renewal premium on traditional life products.

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

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended March 31,
	2018	2017	Change
Traditional Life	$15,011	$14,265	$746
Universal Life	5,909	5,325	584
Indexed UL	7,463	5,909	1,554

Total Recurring	$28,383	$25,499	$2,884

Single and excess(1)	$463	$601	$(138)
Credit life(1)	1,958	2,086	(128)

(1)	These are weighted amounts representing 10% of single and excess premiums and 31% of credit life premiums. In 2018, credit life weighting changed from 15% to 31% due to an increase in monthly outstanding balance; 2017 amounts have been updated for comparison purposes.

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

Life insurance sales increased for all major lines during the three months ended March 31, 2018 compared to 2017.

Benefits, losses and expenses

Policyholder benefits decreased during the three months ended March 31, 2018 compared to 2017 primarily due to a decrease in participating policyholders’ interest.

Commissions increased during the three months ended March 31, 2018 compared to 2017 which was commensurate with the increase in life sales.

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2018	2017	Change
Acquisition cost capitalized	$32,624	$29,046	$3,578
Amortization of DAC	(26,181)	(21,189)	(4,992)

Change in DAC	$6,443	$7,857	$(1,414)

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	March 31, 2018	December 31, 2017	Change
Life insurance in-force
Traditional life	$74,836,261	$73,452,519	$1,383,742
Interest-sensitive life	30,058,596	29,648,405	410,191

Total life insurance in-force	$104,894,857	$103,100,924	$1,793,933

The following table summarizes changes in the Life segment’s number of policies in-force:

	March 31, 2018	December 31, 2017	Change
Number of policies in-force
Traditional life	1,728,413	1,800,425	(72,012)
Interest-sensitive life	235,047	232,251	2,796

Total number of policies	1,963,460	2,032,676	(69,216)

Total life insurance in-force increased during the three months ended March 31, 2018 compared to December 31, 2017 due to increased sales, despite a reduction of policies in-force. The reduction in policies in-force reflects continued termination of lower face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2018	2017	Change
Premiums and other revenues
Premiums	$70,616	$29,809	$40,807
Other policy revenues	3,608	3,543	65
Net investment income	113,480	139,677	(26,197)
Other income	725	665	60

Total premiums and other revenues	188,429	173,694	14,735

Benefits, losses and expenses
Policyholder benefits	84,746	43,989	40,757
Interest credited to policyholders’ account balances	54,280	80,603	(26,323)
Commissions for acquiring and servicing policies	30,004	17,284	12,720
Other operating expenses	11,319	10,688	631
Change in deferred policy acquisition costs (1)	(8,873)	(2,631)	(6,242)

Total benefits and expenses	171,476	149,933	21,543

Income before other items and federal income taxes	$16,953	$23,761	$(6,808)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings were lower during the three months ended March 31, 2018 compared to 2017 primarily due to an increase in DAC amortization. The increase in DAC amortization resulted from an increase in surrenders compared to the very favorable surrenders experienced in the same period in 2017.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2018	2017	Change
Fixed deferred annuity	$79,126	$147,202	$(68,076)
Single premium immediate annuity	78,133	36,177	41,956
Equity-indexed deferred annuity	273,771	132,901	140,870
Variable deferred annuity	15,673	20,306	(4,633)

Total premium and deposits	446,703	336,586	110,117
Less: Policy deposits	376,087	306,777	69,310

Total earned premiums	$70,616	$29,809	$40,807

Sales strengthened during the three months ended March 31, 2018 compared to 2017 led by the equity indexed products. These are deposit type contracts and do not contribute to earned premiums. Earned premiums are reflective of single premium immediate annuity sales which increased during the three months ended March 31, 2018 compared to 2017.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2018	2017
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$10,033,354	$9,118,350
Net inflows	281,657	212,995
Surrenders	(172,562)	(199,701)
Fees	(1,862)	(1,882)
Interest credited	52,056	79,001

Account value, end of period	10,192,643	9,208,763

Single premium immediate annuity
Reserve, beginning of period	1,691,502	1,566,440
Net inflows	30,680	(8,110)
Interest and mortality	13,420	15,136

Reserve, end of period	1,735,602	1,573,466

Variable deferred annuity
Account value, beginning of period	381,902	392,345
Net inflows	15,456	17,004
Surrenders	(28,262)	(40,037)
Fees	(1,092)	(1,155)
Change in market value and other	(548)	20,454

Account value, end of period	367,456	388,611

Total account value, end of period	$12,295,701	$11,170,840

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts, which explains the change in benefits for the three months ended March 31, 2018 compared to 2017.

Commissions increased during the three months ended March 31, 2018 compared to 2017 driven by an increase in sales of equity-indexed products.

Other operating expenses remained relatively flat during the three months ended March 31, 2018 compared to 2017.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2018	2017	Change
Acquisition cost capitalized	$29,517	$17,846	$11,671
Amortization of DAC	(20,644)	(15,215)	(5,429)

Change in DAC	$8,873	$2,631	$6,242

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the three months ended March 31, 2018 and 2017 were 41.8% and 30.8% respectively. A higher ratio is less favorable due to a higher proportion of the margin used to amortize DAC.

The change in DAC decreased during the three months ended March 31, 2018 compared to 2017 due to an increase in the amortization due to less than expected surrenders in 2017 creating a more favorable surrender experience compared to 2018.

Interest Margin

Overall, the margin earned on annuity reserves increased during the three months ended March 31, 2018 compared to 2017, mainly due to growth in annuity assets over the past year driven primarily by sales. Margin results by product are discussed further below.

The interest margin earned on fixed deferred annuities interest decreased by $5.0 million for the three months ended March 31, 2018 compared to 2017 due to a decrease in fixed investment yields.

The margin on equity-indexed annuities increased $4.9 million during the three months ended March 31, 2018 compared to 2017 mainly due to growth in assets. Interest margin is highly correlated with asset base as large changes in interest credited are offset by option return. The S&P 500 Index decreased by approximately 1.2% during the three months ended March 31, 2018 compared to an increase of 5.5% during the three months ended March 31, 2017. This change in index performance led to a decrease in option return of $33.2 million during the three months ended March 31, 2018 compared to 2017. Interest credited similarly declined over the same period.

Single premium immediate annuity margins increased $2.5 million during the three months ended March 31, 2018 compared to 2017 primarily due to better mortality experience compared to last year.

The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended March 31,
	2018	2017	Change
Fixed deferred annuities
Fixed investment income	$79,467	$84,574	$(5,107)
Interest credited	(49,502)	(49,607)	105

Interest margin	29,965	34,967	(5,002)

Account balance, end of period	7,033,241	7,048,859	(15,618)

Equity-indexed annuities
Fixed investment income	30,286	18,958	11,328
Option return	(13,057)	20,176	(33,233)
Interest credited	(2,554)	(29,394)	26,840

Interest margin	14,675	9,740	4,935

Account balance, end of period	3,159,402	2,159,904	999,498

Single premium immediate annuities
Fixed investment income	16,784	15,969	815
Interest and mortality	(13,420)	(15,136)	1,716

Interest and mortality margin	3,364	833	2,531

Reserve, end of period	1,735,602	1,573,466	162,136

Total interest and mortality margin	$48,004	$45,540	$2,464

Total account balance and reserve, end of period	$11,928,245	$10,782,229	$1,146,016

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2018	2017	Change
Premiums and other revenues
Premiums	$41,015	$37,039	$3,976
Net investment income	2,354	2,507	(153)
Other income	5,157	4,346	811

Total premiums and other revenues	48,526	43,892	4,634

Benefits, losses and expenses
Claims incurred	28,140	24,380	3,760
Commissions for acquiring and servicing policies	6,016	5,890	126
Other operating expenses	10,358	10,230	128
Change in deferred policy acquisition costs (1)	1,088	1,332	(244)

Total benefits and expenses	45,602	41,832	3,770

Income before other items and federal income taxes	$2,924	$2,060	$864

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings increased during the three months ended March 31, 2018 compared to 2017, primarily due to an increase in other income driven by the increase in fee income resulting from the growth of MGU business.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2018		2017
Medicare Supplement	$17,266	42.1%	$16,451	44.4%
Credit accident and health	4,490	10.9	4,768	12.9
MGU	7,367	18.0	4,513	12.2
Supplemental insurance	6,657	16.2	6,219	16.8
Medical expense	2,874	7.0	3,213	8.7
Group health	1,254	3.1	623	1.7
All other	1,107	2.7	1,252	3.3

Total	$41,015	100.0%	$37,039	100.0%

Earned premiums increased during the three months ended March 31, 2018 compared to 2017 primarily due to an increase in MGU and Medicare Supplement. MGU premiums increased due to the production from new producers. Medicare supplement premiums increased primarily due to an increase in sales of more comprehensive plans with higher premiums.

Our in-force certificates or policies as of the dates indicated are as follows:

	Three months ended March 31,
	2018		2017
Medicare Supplement	35,892	6.1%	33,690	7.0%
Credit accident and health	172,885	29.4	189,038	39.5
MGU	288,757	49.0	157,582	32.8
Supplemental insurance	52,329	8.9	49,937	10.4
Medical expense	1,681	0.3	2,126	0.4
Group health	10,518	1.8	14,915	3.1
All other	26,710	4.5	32,812	6.8

Total	588,772	100.0%	480,100	100.0%

Total in-force policies increased during the three months ended March 31, 2018 compared to 2017 primarily due to an increase in MGU business consistent with the increase in sales.

Benefits, losses and expenses

Claims incurred increased during the three months ended March 31, 2018 compared to 2017 due to the correlated growth in MGU business.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2018	2017	Change
Acquisition cost capitalized	$2,812	$2,871	$(59)
Amortization of DAC	(3,900)	(4,203)	303

Change in DAC	$(1,088)	$(1,332)	$244

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2018	2017	Change
Premiums and other revenues
Net premiums written	$379,505	$350,112	$29,393

Net premiums earned	$351,973	$327,450	$24,523
Net investment income	15,861	14,040	1,821
Other income	2,063	1,938	125

Total premiums and other revenues	369,897	343,428	26,469

Benefits, losses and expenses
Claims incurred	242,490	227,530	14,960
Commissions for acquiring and servicing policies	69,156	67,508	1,648
Other operating expenses	47,801	46,282	1,519
Change in deferred policy acquisition costs (1)	(2,738)	(331)	(2,407)

Total benefits and expenses	356,709	340,989	15,720

Income before other items and federal income	$13,188	$2,439	$10,749

Loss ratio	68.9%	69.5%	(0.6)%
Underwriting expense ratio	32.4	34.6	(2.2)

Combined ratio	101.3%	104.1%	(2.8)%

Impact of catastrophe events on combined ratio	2.3	8.1	(5.8)

Combined ratio without impact of catastrophe events	99.0%	96.0%	3.0%

Gross catastrophe losses	$8,302	$26,772	$(18,470)
Net catastrophe losses	$10,882	$26,775	$(15,893)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Property and Casualty earnings increased during the three months ended March 31, 2018 compared to 2017 due to the improvement in the combined ratio. The improvement in the combined ratio was primarily due to a favorable underwriting expense ratio component.

Premiums and other revenues

Net premiums written and earned increased for all major lines of business during the three months ended March 31, 2018 compared to 2017. The largest increases were in the personal automobile and other commercial lines of business.

Benefits, losses and expenses

Claims incurred increased during the three months ended March 31, 2018 compared to 2017 as a result of increases in personal auto claims consistent with the increase in premium growth.

Commissions for acquiring and servicing policies increased during the three months ended March 31, 2018 compared to 2017 correlated to the increase in premiums.

Operating expenses increased during three months ended March 31, 2018 compared to 2017, but at a rate less than the increase in premiums.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 56.1% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 33.5% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 10.4% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2018	2017	Change
Net premiums written
Automobile	$141,859	$122,865	$18,994
Homeowner	58,719	54,456	4,263
Other Personal	12,374	11,465	909

Total net premiums written	$212,952	$188,786	$24,166

Net premiums earned
Automobile	$127,962	$112,949	$15,013
Homeowner	63,411	58,925	4,486
Other Personal	11,329	10,507	822

Total net premiums earned	$202,702	$182,381	$20,321

Loss ratio
Automobile	76.5%	75.2%	1.3%
Homeowner	64.8	78.1	(13.3)
Other Personal	71.1	55.3	15.8
Personal line loss ratio	72.6%	75.0%	(2.4)%
Combined Ratio
Automobile	100.2%	99.7%	0.5%
Homeowner	100.5	114.9	(14.4)
Other Personal	102.7	98.8	3.9
Personal line combined ratio	100.5%	104.6%	(4.1)%

Automobile: Net premiums written and earned increased in our personal automobile line during the three months ended March 31, 2018 compared to 2017 due to rate increases and an increase in policies in force. The loss and combined ratios increased during the three months ended March 31, 2018 compared to 2017 primarily due to an increase in development on prior year auto liability reserves.

Homeowners: Net premiums written and earned increased during the three months ended March 31, 2018 compared to 2017 primarily due to increased sales to renters. The loss and combined ratios decreased during the three months ended March 31, 2018 compared to 2017 due to a decrease in catastrophe losses.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies such as coverages for watercraft, recreational vehicles, motorcycle and personal umbrella. The loss and combined ratios increased during the three months ended March 31, 2018 compared to 2017 due to an increase in umbrella claims incurred.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2018	2017	Change
Net premiums written
Other Commercial	$59,221	$54,150	$5,071
Agricultural Business	36,074	34,480	1,594
Automobile	31,914	29,779	2,135

Total net premiums written	$127,209	$118,409	$8,800

Net premiums earned
Other Commercial	$49,977	$44,962	$5,015
Agricultural Business	34,695	33,663	1,032
Automobile	25,559	23,979	1,580

Total net premiums earned	$110,231	$102,604	$7,627

Loss ratio
Other Commercial	55.1%	54.6%	0.5%
Agricultural Business	81.6	87.2	(5.6)
Automobile	64.1	69.5	(5.4)
Commercial line loss ratio	65.5%	68.8%	(3.3)%
Combined ratio
Other Commercial	87.7%	88.7%	(1.0)%
Agricultural Business	120.8	125.4	(4.6)
Automobile	88.9	94.8	(5.9)
Commercial line combined ratio	98.4%	102.2%	(3.8)%

Other Commercial: Net premiums written and earned increased during the three months ended March 31, 2018 compared to 2017 primarily due to increased sales of business owners and workers’ compensation. The slight increase in the loss ratio for the three months ended March 31, 2018 compared to 2017 is primarily due to increased claim activity on business owners and workers’ compensation. The combined ratio decreased primarily due to a favorable underwriting expense ratio.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three months ended March 31, 2018 compared to 2017 primarily as a result of an increase in policies in force. The loss and combined ratios decreased during the three months ended March 31, 2018 compared to 2017 primarily due to decreased non-catastrophe claim activity.

Commercial Automobile: Net premiums written and earned increased during the three months ended March 31, 2018 compared to 2017, primarily due to increased sales as well as improved rate adequacy. The loss and combined ratios decreased during the three months ended March 31, 2018 compared to 2017 primarily due to a decrease in the average severity of losses.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2018	2017	Change
Net premiums written	$39,344	$42,917	$(3,573)
Net premiums earned	39,040	42,465	(3,425)
Loss ratio	59.3%	47.5%	11.8%
Combined ratio	114.3%	106.7%	7.6%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums decreased during the three months ended March 31, 2018 compared to 2017 primarily due to a decrease in Collateral Protection Insurance (CPI) business. The loss and combined ratios increased during the three months ended March 31, 2018 compared to 2017 primarily due to an increase in claims in the Guaranteed Auto Protection (GAP) business partially resulting from 2017 catastrophes that caused flooding to automobiles.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2018	2017	Change
Other revenues
Net investment income	$(13,424)	$10,070	$(23,494)
Realized investment gains, net	504	7,225	(6,721)
Other Income	1,813	1,280	533

Total other revenues	(11,107)	18,575	(29,682)

Benefits, losses and expenses
Other operating expenses	9,966	9,678	288

Total benefits, losses and expenses	9,966	9,678	288

Income (loss) before other items and federal income taxes	$(21,073)	$8,897	$(29,970)

Earnings

Earnings decreased during the three months ended March 31, 2018 compared to 2017 primarily due to a decrease in net investment income attributable to an unrealized loss on equity securities and a decrease in realized investment gains on common stock due to unfavorable market conditions. Net investment income for the three months ended March 31, 2018 included unrealized losses on equity securities as a result of our adoption of new accounting guidance which impacted the first quarter of 2018, but not the first quarter of 2017.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	March 31, 2018		December 31, 2017
Bonds held-to-maturity, at amortized cost	$7,915,973	35.9%	$7,552,959	34.5%
Bonds available-for-sale, at fair value	6,145,010	27.9	6,145,308	28.1
Equity securities, at fair value	1,770,753	8.0	1,784,226	8.2
Mortgage loans, net of allowance	4,920,041	22.3	4,749,999	21.7
Policy loans	374,930	1.7	377,103	1.7
Investment real estate, net of accumulated depreciation	536,699	2.4	532,346	2.4
Short-term investments	284,456	1.4	658,765	3.0
Other invested assets	82,722	0.4	80,165	0.4

Total investments	$22,030,584	100.0%	$21,880,871	100.0%

The increase in our total investments at March 31, 2018 compared to December 31, 2017 was primarily a result of an increase in bonds held-to-maturity and mortgage loans somewhat offset by a reduction in short-term investments.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2018, our fixed maturity securities had an estimated fair value of $14.1 billion, which was $92.0 million, or 0.65%, above amortized cost. At December 31, 2017, our fixed maturity securities had an estimated fair value of $13.9 billion, which was $0.4 billion, or 3.0%, above amortized cost. The estimated fair value for securities due in one year or less decreased from $0.5 billion as of December 31, 2017 to $0.4 billion as of March 31, 2018. For additional information regarding total bonds by credit quality rating, refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.

Equity Securities—We invest in companies that are publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.7% at March 31, 2018 and December 31, 2017.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of March 31, 2018, we had $374.9 million in policy loans with a loan to surrender value of 62.5%, and at December 31, 2017, we had $377.1 million in policy loans with a loan to surrender value of 62.8%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $52.5 million during the three months ended March 31, 2018 compared to 2017 primarily due to a $32.6 million unrealized loss on equity securities and a $37.2 million decrease in net realized and net unrealized gains and losses on equity-indexed options as a result of decreases in the S&P 500, partially offset by an increase in bonds and mortgage loan income. Equity-indexed options are recorded at fair value with changes in fair value recorded as investment income. Net investment income for the three months ended March 31, 2018 included unrealized losses on equity securities as a result of our adoption of new accounting guidance which impacted the first quarter of 2018, but not the first quarter of 2017.

Interest income on mortgage loans is accrued on the principal amount of the loan at the contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts and prepayment fees are reported in net investment income. Interest is generally not accrued on loans more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in net investment income in the period received.

Net realized gains decreased $11.9 million during the three months ended March 31, 2018 compared to 2017 primarily due to a decrease in the sale of bonds, equity securities and certain real estate holdings. Other-than-temporary impairment on investment securities decreased $5.2 million during the three months ended March 31, 2018 compared to 2017.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	March 31, 2018	December 31, 2017	Change
Held-to-Maturity
Gains	$129,339	$240,713	$(111,374)
Losses	(81,588)	(19,319)	(62,269)

Net gains (losses)	47,751	221,394	(173,643)

Available-for-Sale
Gains	102,715	204,803	(102,088)
Losses	(58,476)	(17,396)	(41,080)

Net gains (losses)	44,239	187,407	(143,168)

Equity Securities
Gains	1,006,158	1,033,809	(27,651)
Losses	(12,145)	(7,166)	(4,979)

Net gains (losses)	994,013	1,026,643	(32,630)

Total	$1,086,003	$1,435,444	$(349,441)

The net change in the unrealized gains on fixed maturity securities between March 31, 2018 and December 31, 2017 is primarily attributable to the increase in benchmark ten-year interest rates which were 2.74% and 2.41% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

The net unrealized gains of our equity securities decreased $32.6 million at March 31, 2018 compared to December 31, 2017 attributable to unfavorable market conditions.

Liquidity

Our liquidity requirements have been and are expected to continue to be met by funds from operations, comprised of premiums received from our customers, collateral for derivative transactions, and investment income. The primary use of cash has been and is expected to continue to be payment of policyholder benefits and claims incurred and to fund our operating expenses. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flow from operations.

Changes in interest rates during 2018 and market expectations for potentially higher rates through 2019, may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status of plans. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations.

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

Our cash and cash equivalents and short-term investment position decreased from $1.0 billion at December 31, 2017 to $0.6 billion at March 31, 2018. The decrease primarily relates to a decrease in commercial paper.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	March 31, 2018	December 31, 2017
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$5,299,484	$4,604,543
Accumulated other comprehensive income (loss)	(86,070)	642,216

Total American National stockholders’ equity	$5,213,414	$5,246,759

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $28.0 million and $28.4 million at March 31, 2018 and December 31, 2017, respectively.

The changes in our capital resources are summarized below (in thousands):

	Three months ended March 31, 2018
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$18,777	$—	$18,777
Dividends to shareholders	(22,089)	—	(22,089)
Change in net unrealized losses on debt securities	—	(91,333)	(91,333)
Defined benefit pension plan adjustment	—	789	789
Foreign currency transaction and translation adjustment	—	(366)	(366)
Cumulative effect of accounting changes	697,307	(637,376)	59,931
Other	946	—	946

Total	$694,941	$(728,286)	$(33,345)

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2018 and December 31, 2017, American National Insurance Company’s statutory capital and surplus was $3,244,268,000 and $3,293,474,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2018 and December 31, 2017, substantially above 200% of the authorized control level.

The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2017. We expect to have the capacity to pay our obligations as they come due.

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

Our market risk has not changed materially from those disclosed in our 2017 Annual Report on form 10-K filed with the SEC on February 28, 2018.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed February 23, 2018).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
Name: James E. Pozzi
Title: President and
Chief Executive Officer

By:	/s/ Timothy A. Walsh
Name: Timothy A.Walsh,
Title: Executive Vice President,
CFO, Treasurer and ML and P&C Operations

Date: May 8, 2018