Form 10-Q
period 2018-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2018-08-07
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of August 01, 2018, there were 26,885,449 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,835,345 and $7,774,353)	$7,876,853	$7,552,959
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,073,143 and $5,957,901)	6,050,137	6,145,308
Equity securities, at fair value (Cost $780,682 and $757,583)	1,820,702	1,784,226
Mortgage loans on real estate, net of allowance	5,114,518	4,749,999
Policy loans	376,128	377,103
Investment real estate, net of accumulated depreciation of $261,921 and $260,904	529,928	532,346
Short-term investments	302,885	658,765
Other invested assets	85,256	80,165

Total investments	22,156,407	21,880,871

Cash and cash equivalents	441,234	375,837
Investments in unconsolidated affiliates	525,371	484,207
Accrued investment income	191,229	187,670
Reinsurance recoverables	436,132	418,589
Prepaid reinsurance premiums	55,790	63,625
Premiums due and other receivables	361,025	314,345
Deferred policy acquisition costs	1,452,888	1,373,844
Property and equipment, net of accumulated depreciation of $227,829 and $217,076	112,834	115,818
Current tax receivable	717	44,170
Other assets	149,727	158,024
Separate account assets	947,484	969,764

Total assets	$26,830,838	$26,386,764

LIABILITIES
Future policy benefits
Life	$3,004,040	$2,997,353
Annuity	1,477,802	1,400,150
Accident and health	55,366	57,104
Policyholders’ account balances	12,430,673	12,060,045
Policy and contract claims	1,457,790	1,390,561
Unearned premium reserve	928,731	875,294
Other policyholder funds	324,435	334,501
Liability for retirement benefits	109,034	114,538
Notes payable	136,730	137,458
Deferred tax liabilities, net	295,731	316,370
Other liabilities	420,955	477,855
Separate account liabilities	947,484	969,764

Total liabilities	21,588,771	21,130,993

EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,885,449 and 26,931,884 shares	30,832	30,832
Additional paid-in capital	20,650	19,193
Accumulated other comprehensive income (loss)	(110,734)	642,216
Retained earnings	5,401,965	4,656,134
Treasury stock, at cost	(108,492)	(101,616)

Total American National stockholders’ equity	5,234,221	5,246,759
Noncontrolling interest	7,846	9,012

Total equity	5,242,067	5,255,771

Total liabilities and equity	$26,830,838	$26,386,764

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
PREMIUMS AND OTHER REVENUE
Premiums
Life	$84,595	$79,287	$165,971	$156,761
Annuity	67,228	65,389	137,844	95,198
Accident and health	48,870	36,593	89,885	73,632
Property and casualty	360,047	333,250	712,020	660,700
Other policy revenues	71,138	66,076	142,477	129,528
Net investment income	246,741	234,618	455,410	463,121
Net realized investment gains	16,082	11,401	18,181	25,409
Other-than-temporary impairments	1,595	(1,469)	—	(8,252)
Net unrealized gains on equity securities	44,492	—	11,862	—
Other income	11,283	8,948	21,796	17,793

Total premiums and other revenues	952,071	834,093	1,755,446	1,613,890

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	96,958	101,460	195,504	202,626
Annuity	82,103	78,489	166,849	122,478
Claims incurred
Accident and health	32,310	23,198	60,450	47,578
Property and casualty	280,126	254,180	522,616	481,710
Interest credited to policyholders’ account balances	105,731	94,548	176,276	190,556
Commissions for acquiring and servicing policies	149,737	141,445	294,433	266,937
Other operating expenses	123,947	125,970	254,341	252,031
Change in deferred policy acquisition costs	(20,116)	(27,695)	(37,082)	(37,182)

Total benefits, losses and expenses	850,796	791,595	1,633,387	1,526,734

Income before federal income tax and other items	101,275	42,498	122,059	87,156

Less: Provision for federal income taxes
Current	15,638	5,148	13,533	3,944
Deferred	6,319	8,376	9,613	23,315

Total provision for federal income taxes	21,957	13,524	23,146	27,259

Income after federal income tax	79,318	28,974	98,913	59,897

Equity in earnings of unconsolidated affiliates	6,421	12,313	5,876	21,813
Other components of net periodic pension costs, net of tax	(1,677)	(5,588)	(2,469)	(6,820)

Net income	84,062	35,699	102,320	74,890
Less: Net loss attributable to noncontrolling interest, net of tax	(77)	(260)	(596)	(909)

Net income attributable to American National	$84,139	$35,959	$102,916	$75,799

Amounts available to American National common stockholders
Earnings per share
Basic	$3.13	$1.34	$3.83	$2.82
Diluted	3.12	1.33	3.82	2.81
Cash dividends to common stockholders	0.82	0.82	1.64	1.64
Weighted average common shares outstanding	26,883,276	26,892,656	26,886,196	26,896,965
Weighted average common shares outstanding and dilutive potential common shares	26,910,257	26,955,881	26,933,123	26,966,175

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$84,062	$35,699	$102,320	$74,890

Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	(36,388)	40,676	(127,721)	96,588
Foreign currency transaction and translation adjustments	(134)	171	(500)	283
Defined benefit pension plan adjustment	1,601	6,207	2,390	7,741

Other comprehensive income (loss), net of tax	(34,921)	47,054	(125,831)	104,612

Total comprehensive income (loss)	49,141	82,753	(23,511)	179,502
Less: Comprehensive loss attributable to noncontrolling interest	(77)	(260)	(596)	(909)

Total comprehensive income (loss) attributable to American National	$49,218	$83,013	$(22,915)	$180,411

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited and in thousands)

	Six months ended June 30,
	2018	2017
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	19,193	16,406
Reissuance of treasury shares	1,173	1,963
Amortization of restricted stock	284	413

Balance at end of the period	20,650	18,782

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	642,216	455,899
Cumulative effect of accounting change	(627,119)	—
Other comprehensive income (loss)	(125,831)	104,612

Balance at end of the period	(110,734)	560,511

Retained Earnings
Balance as of January 1,	4,656,134	4,250,818
Cumulative effect of accounting changes	687,051	—
Net income attributable to American National	102,916	75,799
Cash dividends to common stockholders	(44,136)	(44,168)

Balance at end of the period	5,401,965	4,282,449

Treasury Stock
Balance as of January 1,	(101,616)	(101,777)
Reissuance (purchase) of treasury shares	(6,876)	161

Balance at end of the period	(108,492)	(101,616)

Noncontrolling Interest
Balance as of January 1,	9,012	9,317
Contributions	—	224
Distributions	(570)	(245)
Net loss attributable to noncontrolling interest	(596)	(909)

Balance at end of the period	7,846	8,387

Total Equity	$5,242,067	$4,799,345

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$102,320	$74,890
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(18,181)	(25,409)
Other-than-temporary impairments	—	8,252
Accretion of premiums, discounts and loan origination fees	(4,736)	(5,368)
Net capitalized interest on policy loans and mortgage loans	(20,555)	(18,110)
Depreciation	25,783	28,037
Interest credited to policyholders’ account balances	176,276	190,556
Charges to policyholders’ account balances	(142,477)	(129,528)
Deferred federal income tax expense	9,613	23,315
Equity in earnings of unconsolidated affiliates	(5,876)	(21,813)
Distributions from equity method investments	371	852
Changes in
Policyholder liabilities	205,125	149,262
Deferred policy acquisition costs	(37,082)	(37,182)
Reinsurance recoverables	(17,543)	24,229
Premiums due and other receivables	(46,680)	(29,573)
Prepaid reinsurance premiums	7,835	(1,036)
Accrued investment income	(3,559)	610
Current tax receivable/payable	43,453	(7,397)
Liability for retirement benefits	(2,479)	(2,748)
Fair value of option securities	(7,534)	(33,194)
Fair value of equity securities	(11,862)	—
Other, net	1,911	43,140

Net cash provided by operating activities	254,123	231,785

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	395,053	421,911
Available-for-sale securities	277,143	281,098
Equity securities	24,369	33,186
Investment real estate	11,577	40,549
Mortgage loans	219,153	319,991
Policy loans	28,747	26,258
Other invested assets	50,238	41,684
Disposals of property and equipment	—	3,049
Distributions from unconsolidated affiliates	10,105	15,199
Payment for the purchase/origination of
Held-to-maturity securities	(780,263)	(285,293)
Available-for-sale securities	(317,902)	(273,051)
Equity securities	(36,894)	(28,547)
Investment real estate	(23,640)	(18,538)
Mortgage loans	(561,586)	(607,374)
Policy loans	(12,886)	(12,442)
Other invested assets	(46,212)	(21,014)
Additions to property and equipment	(8,825)	(17,698)
Contributions to unconsolidated affiliates	(56,907)	(16,611)
Change in short-term investments	355,880	(384,652)
Change in collateral held for derivatives	(1,532)	16,713
Other, net	(5,739)	17,082

Net cash used in investing activities	(480,121)	(448,500)

FINANCING ACTIVITIES
Policyholders’ account deposits	973,556	1,080,435
Policyholders’ account withdrawals	(636,727)	(670,071)
Change in notes payable	(728)	4,135
Dividends to stockholders	(44,136)	(44,168)
Payments to noncontrolling interest	(570)	(21)

Net cash provided by financing activities	291,395	370,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,397	153,595
Beginning of the period	375,837	289,338

End of the period	$441,234	$442,933

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

Note 3 – Recently Issued Accounting Pronouncements

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In February 2016, the FASB issued guidance that will require significant changes to the statement of financial position of lessees. With certain limited exceptions, lessees will need to recognize virtually all of their leases on the statement of financial position, by recording a right-of-use asset and a lease liability. Lessor accounting is less affected by the standard, but has been updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We have identified the majority of the lease contracts and are currently quantifying the expected gross up of our balance sheet for a right-of-use asset and a lease liability as required. Since the majority of our lease activity is as a lessor, we do not expect the adoption of the standard to be material to the Company’s results of operations or financial position.

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

Adoption of New Accounting Standards

In May 2014, the FASB issued guidance that superseded most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The Company’s revenues include premium, other policy revenue, net investment income, realized investment gains, and other income. Other income includes fee income which is recognized when obligations under the terms specified within a contract with a customer are either (1) satisfied at a point in time or (2) the progress of completion is measured over a period of time as the obligation is performed using the input method. The Company adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The majority of our revenue sources are insurance related and not in the scope of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

Adoption of New Accounting Standards– (Continued)

In January 2016, the FASB issued guidance that changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value and the changes in fair value are recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, cumulative unrealized gains and losses on equity securities of $667.7 million, partially offset by $30.4 million participating policyholders’ interest, net of tax, related to unrealized gains and losses on equity securities, were reclassified from accumulated other comprehensive income to retained earnings. In April 2018, an additional $10.2 million deferred policy acquisition cost adjustment, net of tax, related to net unrealized gains and losses on equity securities, was reclassified from accumulated other comprehensive income to retained earnings. Earnings increased $35.1 million and $9.4 million, net of tax, for the three and six months ended June 30, 2018, respectively from the change in unrealized gains and losses on equity securities.

In October of 2016, the FASB issued guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Whereas, prior guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, an other liability was released and retained earnings increased by $59.9 million. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows for the six months ended June 30, 2018.

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs. The guidance requires the service cost component to be reported in the same line item as other compensation costs. All other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company adopted the standard on its required effective date of January 1, 2018 using a retrospective approach. Upon adoption, other components of net periodic pension costs of $5.6 million and $6.8 million, net of tax, for the three and six months ended June 30, 2017, respectively, were reclassified from other operating expenses. The guidance changed presentation only and did not have an impact on the Company’s consolidated financial position, results of operations, equity or cash flows. Since the Company’s defined benefit pension plans have been frozen, the components of net periodic benefit costs have not materially changed from year-end 2017.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$268,760	$7,183	$(442)	$275,501
Foreign governments	3,986	461	—	4,447
Corporate debt securities	7,328,304	74,389	(126,294)	7,276,399
Residential mortgage-backed securities	273,945	6,529	(3,370)	277,104
Collateralized debt securities	595	16	—	611
Other debt securities	1,263	20	—	1,283

Total bonds held-to-maturity	7,876,853	88,598	(130,106)	7,835,345

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,306	355	(356)	28,305
U.S. states and political subdivisions	857,229	14,506	(4,671)	867,064
Foreign governments	5,000	1,179	—	6,179
Corporate debt securities	5,147,199	52,642	(86,922)	5,112,919
Residential mortgage-backed securities	32,425	351	(761)	32,015
Collateralized debt securities	2,984	677	(6)	3,655

Total bonds available-for-sale	6,073,143	69,710	(92,716)	6,050,137

Equity securities
Common stock	762,365	1,044,696	(8,593)	1,798,468
Preferred stock	18,317	3,917	—	22,234

Total equity securities	780,682	1,048,613	(8,593)	1,820,702

Total investments in securities	$14,730,678	$1,206,921	$(231,415)	$15,706,184

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$266,966	$12,466	$(37)	$279,395
Foreign governments	4,011	582	—	4,593
Corporate debt securities	7,032,464	217,883	(18,020)	7,232,327
Residential mortgage-backed securities	246,803	9,702	(1,262)	255,243
Collateralized debt securities	923	31	—	954
Other debt securities	1,792	49	—	1,841

Total bonds held-to-maturity	7,552,959	240,713	(19,319)	7,774,353

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,569	475	(146)	27,898
U.S. states and political subdivisions	866,250	31,621	(824)	897,047
Foreign governments	5,000	1,460	—	6,460
Corporate debt securities	5,038,908	170,112	(16,093)	5,192,927
Residential mortgage-backed securities	15,009	37	(329)	14,717
Collateralized debt securities	3,171	651	(4)	3,818
Other debt securities	1,994	447	—	2,441

Total bonds available-for-sale	5,957,901	204,803	(17,396)	6,145,308

Equity securities
Common stock	738,453	1,029,340	(7,166)	1,760,627
Preferred stock	19,130	4,469	—	23,599

Total equity securities	757,583	1,033,809	(7,166)	1,784,226

Total investments in securities	$14,268,443	$1,479,325	$(43,881)	$15,703,887

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2018
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$310,936	$317,255	$90,967	$91,987
Due after one year through five years	4,143,583	4,172,564	2,407,071	2,424,032
Due after five years through ten years	2,815,126	2,753,428	3,030,740	2,993,068
Due after ten years	607,208	592,098	544,365	541,050

Total	$7,876,853	$7,835,345	$6,073,143	$6,050,137

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Proceeds from sales of available-for-sale securities	$42,932	$16,834	$90,113	$44,557
Gross realized gains	11,123	4,162	12,547	14,988
Gross realized losses	(32)	(140)	(587)	(146)

Gains and losses are determined using specific identification of the securities sold. During the six months ended June 30, 2018 and 2017, bonds with a carrying value of $73,071,000 and $15,000,000, respectively, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ credit worthiness became evident. A realized loss of $6,000,000 was recorded in 2017 on a bond that was transferred due to an other-than-temporary impairment.

The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Six months ended June 30,
	2018	2017
Bonds available-for-sale	$(210,413)	$73,102
Adjustments for
Deferred policy acquisition costs	41,962	(8,701)
Participating policyholders’ interest	11,924	(8,185)
Deferred federal income tax benefit (expense)	28,806	(19,457)

Change in net unrealized gains (losses) on debt securities, net of tax	$(127,721)	$36,759

The components of the change in unrealized gains (losses) on equity securities are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net gains on equity securities	$55,567	$36,483	$23,992	$107,139
Less: Net gains on equity securities sold	(11,075)	(3,735)	(12,130)	(15,095)

Unrealized gains on equity securities	$44,492	$32,748	$11,862	$92,044

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	June 30, 2018
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(442)	$38,792	$—	$—	$(442)	$38,792
Corporate debt securities	(116,879)	3,691,888	(9,415)	168,632	(126,294)	3,860,520
Residential mortgage-backed securities	(2,218)	107,172	(1,152)	16,854	(3,370)	124,026

Total bonds held-to-maturity	(119,539)	3,837,852	(10,567)	185,486	(130,106)	4,023,338

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(355)	23,092	(1)	549	(356)	23,641
U.S. states and political subdivisions	(3,236)	229,026	(1,435)	26,551	(4,671)	255,577
Corporate debt securities	(74,246)	2,644,766	(12,676)	142,449	(86,922)	2,787,215
Residential mortgage-backed securities	(594)	26,565	(167)	1,292	(761)	27,857
Collateralized debt securities	(1)	159	(5)	121	(6)	280

Total bonds available-for-sale	(78,432)	2,923,608	(14,284)	170,962	(92,716)	3,094,570

Equity securities
Common stock	(8,460)	65,955	(133)	776	(8,593)	66,731

Total equity securities	(8,460)	65,955	(133)	776	(8,593)	66,731

Total	$(206,431)	$6,827,415	$(24,984)	$357,224	$(231,415)	$7,184,639

	December 31, 2017
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$1,937	$—	$—	$(37)	$1,937
Corporate debt securities	(8,444)	951,425	(9,576)	192,737	(18,020)	1,144,162
Residential mortgage-backed securities	(325)	49,283	(937)	18,888	(1,262)	68,171

Total bonds held-to-maturity	(8,806)	1,002,645	(10,513)	211,625	(19,319)	1,214,270

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(141)	20,352	(5)	3,875	(146)	24,227
U.S. states and political subdivisions	(160)	27,669	(664)	28,010	(824)	55,679
Corporate debt securities	(6,657)	559,710	(9,436)	159,532	(16,093)	719,242
Residential mortgage-backed securities	(193)	12,419	(136)	1,428	(329)	13,847
Collateralized debt securities	—	—	(4)	123	(4)	123

Total bonds available-for-sale	(7,151)	620,150	(10,245)	192,968	(17,396)	813,118

Equity securities
Common stock	(7,166)	60,391	—	—	(7,166)	60,391

Total equity securities	(7,166)	60,391	—	—	(7,166)	60,391

Total	$(23,123)	$1,683,186	$(20,758)	$404,593	$(43,881)	$2,087,779

As of June 30, 2018, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is more-likely-than-not that American National will not be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	June 30, 2018			December 31, 2017
	Amortized	Estimated	% of Fair	Amortized	Estimated	% of Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$622,719	$634,678	4.6%	$638,039	$664,396	4.8%
AA	1,264,185	1,273,017	9.1	1,220,544	1,264,282	9.0
A	4,963,507	4,927,798	35.5	4,856,802	4,997,574	35.9
BBB	6,604,589	6,569,963	47.3	6,273,220	6,480,719	46.6
BB and below	494,996	480,026	3.5	522,255	512,690	3.7

Total	$13,949,996	$13,885,482	100.0%	$13,510,860	$13,919,661	100.0%

Equity securities by market sector distribution are shown below:

	June 30, 2018	December 31, 2017
Consumer goods	21.1%	20.2%
Energy and utilities	8.9	8.6
Finance	19.8	21.9
Healthcare	11.7	11.8
Industrials	9.2	9.5
Information technology	21.5	20.0
Other	7.8	8.0

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	June 30, 2018	December 31, 2017
East North Central	14.9%	15.4%
East South Central	2.9	3.1
Mountain	16.5	14.0
Pacific	16.3	16.5
South Atlantic	12.5	14.1
West South Central	29.9	29.8
Other	7.0	7.1

Total	100.0%	100.0%

For the six months ended June 30, 2018, American National foreclosed on two loans with recorded investments of $1,940,000 and $8,376,000. Three loans with a total recorded investment of $12,635,000 were in the process of foreclosure. For the year ended December 31, 2017, American National foreclosed on one loan with a recorded investment of $2,285,000, and four loans with a total recorded investment of $17,263,000 were in the process of foreclosure. American National did not sell any loans during the six months ended June 30, 2018 or during the year ended December 31, 2017.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
June 30, 2018
Industrial	$—	$—	$28,822	$28,822	$834,897	$863,719	16.8
Office	—	—	19,625	19,625	1,774,265	1,793,890	34.9
Retail	—	—	—	—	766,843	766,843	14.9
Other	—	—	—	—	1,708,977	1,708,977	33.4

Total	$—	$—	$48,447	$48,447	$5,084,982	$5,133,429	100.0

Allowance for loan losses						(18,911)

Total, net of allowance						$5,114,518

December 31, 2017
Industrial	$4,985	$—	$—	$4,985	$781,385	$786,370	16.5
Office	—	10,713	8,881	19,594	1,764,151	1,783,745	37.4
Retail	—	—	—	—	750,979	750,979	15.7
Other	—	—	—	—	1,447,771	1,447,771	30.4

Total	$4,985	$10,713	$8,881	$24,579	$4,744,286	$4,768,865	100.0

Allowance for loan losses						(18,866)

Total, net of allowance						$4,749,999

There were no unamortized purchase discounts for the six months ended June 30, 2018 or during the year ended December 31, 2017. Total mortgage loans were also net of unamortized origination fees of $31,510,000 and $32,766,000 at June 30, 2018 and December 31, 2017, respectively. No unearned income is included in these amounts.

Allowance for Credit Losses

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Mortgage loans with temporary difficulties are not considered impaired when the borrower has the financial capacity to fund revenue shortfalls from the properties for the foreseeable future. Individual valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral. Loans not evaluated individually for collectability are segregated by property-type and location, and allowance factors are applied. These factors are developed based on historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain property types and in certain regions based on loss experience or a blended historical loss factor.

The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance at January 1, 2018	451	$4,762,315	16,041	3	$6,550	2,825	454	$4,768,865	$18,866

Change in allowance	—	—	554	—	—	(509)	—	—	45
Net change in recorded investment	5	366,504	—	(1)	(1,940)	—	4	364,564	—

Ending balance at June 30, 2018	456	$5,128,819	$16,595	2	$4,610	$2,316	458	$5,133,429	$18,911

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Six months ended June 30,
	2018			2017
	Number of loans	Recorded investment pre- modification	Recorded investment post modification	Number of loans	Recorded investment pre- modification	Recorded investment post modification

Other (hotel/motel)	—	$—	$—	5	$24,801	$24,801

Total	—	$—	$—	5	$24,801	$24,801

There were no loans determined to be troubled debt restructurings for the six months ended June 30, 2018.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows:

	June 30, 2018	December 31, 2017
Industrial	5.5%	6.0%
Office	40.0	39.0
Retail	40.0	39.3
Other	14.5	15.7

Total	100.0%	100.0%

	June 30, 2018	December 31, 2017
East North Central	5.4%	6.1%
East South Central	4.5	3.6
Mountain	13.2	13.2
Pacific	8.3	8.5
South Atlantic	15.4	14.0
West South Central	50.7	52.4
Other	2.5	2.2

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	June 30, 2018	December 31, 2017
Investment real estate	$143,154	$148,456
Short-term investments	501	501
Cash and cash equivalents	10,365	6,320
Other receivables	4,447	4,461
Other assets	13,651	15,920

Total assets of consolidated VIEs	$172,118	$175,658

Notes payable	$136,730	$137,458
Other liabilities	5,373	5,616

Total liabilities of consolidated VIEs	$142,103	$143,074

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $27,515,000 and $28,377,000 at June 30, 2018 and December 31,2017, respectively.

The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

Interest rate	Maturity	June 30, 2018	December 31, 2017
LIBOR	2020	$10,131	$9,702
90 day LIBOR + 2.5%	2021	40,403	40,124
4% fixed	2022	86,196	87,632

Total		$136,730	$137,458

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$342,821	$342,821	$314,808	$314,808
Mortgage loans	621,663	621,663	493,014	493,014
Accrued investment income	6,838	6,838	1,817	1,817

As of June 30, 2018, no real estate investments were classified as held for sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	June 30, 2018			December 31, 2017
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	482	$2,219,850	$217,341	468	$1,885,600	$220,190
Equity-indexed embedded derivative	Policyholders’ account balances	85,281	2,134,700	592,913	76,621	1,819,523	512,526

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Equity-indexed options	Net investment income	$21,778	$13,430	$7,633	$36,563
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(17,599)	(18,977)	(4,163)	(44,104)

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

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		June 30, 2018
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$50,343	$50,313	$50,313	$—	$30
Goldman-Sachs	A3/BBB+	992	1,030	992	38	—
ING	Baa1/A-	26,646	26,930	26,646	284	—
Morgan Stanley	A3/BBB+	17,822	17,506	17,506	—	316
NATIXIS*	A2/A	40,501	40,370	40,370	—	131
SunTrust	Baa1/BBB+	40,766	39,210	39,210	—	1,556
Wells Fargo	A2/A-	40,271	38,860	38,860	—	1,411

Total		$217,341	$214,219	$213,897	$322	$3,444

		December 31, 2017
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$55,215	$56,883	$55,215	$1,668	$—
Goldman-Sachs	A3/BBB+	956	780	780	—	176
ING	Baa1/A-	26,650	27,330	26,650	680	—
JP Morgan	A3/A-	189	—	—	—	189
Morgan Stanley	A3/BBB+	17,490	18,776	17,490	1,286	—
NATIXIS*	A2/A	37,550	33,860	33,860	—	3,690
SunTrust	Baa1/BBB+	37,266	36,560	36,560	—	706
Wells Fargo	A2/A	44,874	47,230	44,874	2,356	—

Total		$220,190	$221,419	$215,429	$5,990	$4,761

*	Includes collateral restrictions.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Bonds	$142,529	$135,453	$282,624	$269,803
Dividends on equity securities	10,898	10,274	20,338	19,006
Mortgage loans	58,999	67,316	122,867	125,020
Real estate	4,212	(554)	8,495	(1,749)
Options	21,778	13,430	7,633	36,563
Other invested assets	8,325	8,699	13,453	14,478

Total	$246,741	$234,618	$455,410	$463,121

Realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Bonds	$6,070	$6,564	$6,737	$10,068
Equity securities	11,075	3,735	12,130	15,095
Mortgage loans	(856)	(3,079)	(554)	(4,705)
Real estate	(197)	4,211	(114)	4,999
Other invested assets	(10)	(30)	(18)	(48)

Total	$16,082	$11,401	$18,181	$25,409

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Bonds	$—	$—	$—	$(6,000)
Equity securities	1,595	(1,469)	—	(2,252)

Total	$1,595	$(1,469)	$—	$(8,252)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$7,876,853	$7,835,345	$7,552,959	$7,774,353
Fixed maturity securities, bonds available-for-sale	6,050,137	6,050,137	6,145,308	6,145,308
Equity securities	1,820,702	1,820,702	1,784,226	1,784,226
Equity-indexed options	217,341	217,341	220,190	220,190
Mortgage loans on real estate, net of allowance	5,114,518	5,138,434	4,749,999	4,811,006
Policy loans	376,128	376,128	377,103	377,103
Short-term investments	302,885	302,885	658,765	658,765
Separate account assets	947,484	947,484	969,764	969,764

Total financial assets	$22,706,048	$22,688,456	$22,458,314	$22,740,715

Financial liabilities
Investment contracts	$9,981,106	$9,981,106	$8,990,771	$8,990,771
Embedded derivative liability for equity-indexed contracts	592,913	592,913	512,526	512,526
Notes payable	136,730	136,730	137,458	137,458
Separate account liabilities	947,484	947,484	969,764	969,764

Total financial liabilities	$11,658,233	$11,658,233	$10,610,519	$10,610,519

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

Equity Securities—For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimate of fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for fixed maturity securities. If applicable, these estimates would be disclosed as Level 2 measurements. American National tests the accuracy of the information provided by reference to other services regularly.

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

•

Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At June 30, 2018 and December 31, 2017, the one year implied volatility used to estimate embedded derivative value was 13.7%.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	June 30, 2018	December 31, 2017	Unobservable Input	June 30, 2018	December 31, 2017
Indexed Annuities	$581.6	$498.3	Lapse Rate	1-66%	1-66%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	10-40%	7-30%
Indexed Life	11.3	14.2	Equity Volatility	10-40%	7-30%

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of June 30, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$275,501	$—	$275,501	$—
Foreign governments	4,447	—	4,447	—
Corporate debt securities	7,276,399	—	7,276,399	—
Residential mortgage-backed securities	277,104	—	277,104	—
Collateralized debt securities	611	—	611	—
Other debt securities	1,283	—	1,283	—

Total bonds held-to-maturity	7,835,345	—	7,835,345	—

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,305	—	28,305	—
U.S. states and political subdivisions	867,064	—	867,064	—
Foreign governments	6,179	—	6,179	—
Corporate debt securities	5,112,919	—	5,112,919	—
Residential mortgage-backed securities	32,015	—	32,015	—
Collateralized debt securities	3,655	—	3,655	—

Total bonds available-for-sale	6,050,137	—	6,050,137	—

Equity securities
Common stock	1,798,468	1,798,350	—	118
Preferred stock	22,234	22,234	—	—

Total equity securities	1,820,702	1,820,584	—	118

Options	217,341	—	—	217,341
Mortgage loans on real estate	5,138,434	—	5,138,434	—
Policy loans	376,128	—	—	376,128
Short-term investments	302,885	—	302,885	—
Separate account assets	947,484	—	947,484	—

Total financial assets	$22,688,456	$1,820,584	$20,274,285	$593,587

Financial liabilities
Investment contracts	$9,981,106	$—	$—	$9,981,106
Embedded derivative liability for equity-indexed contracts	592,913	—	—	592,913
Notes payable	136,730	—	—	136,730
Separate account liabilities	947,484	—	947,484	—

Total financial liabilities	$11,658,233	$—	$947,484	$10,710,749

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2017
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$279,395	$—	$276,450	$2,945
Foreign governments	4,593	—	4,593	—
Corporate debt securities	7,232,327	—	7,232,327	—
Residential mortgage-backed securities	255,243	—	255,243	—
Collateralized debt securities	954	—	954	—
Other debt securities	1,841	—	1,841	—

Total bonds held-to-maturity	7,774,353	—	7,771,408	2,945

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,898	—	27,898	—
U.S. states and political subdivisions	897,047	—	897,047	—
Foreign governments	6,460	—	6,460	—
Corporate debt securities	5,192,927	—	5,192,927	—
Residential mortgage-backed securities	14,717	—	14,717	—
Collateralized debt securities	3,818	—	3,818	—
Other debt securities	2,441	—	2,441	—

Total bonds available-for-sale	6,145,308	—	6,145,308	—

Equity securities
Common stock	1,760,627	1,760,499	—	128
Preferred stock	23,599	23,599	—	—

Total equity securities	1,784,226	1,784,098	—	128

Options	220,190	—	—	220,190
Mortgage loans on real estate	4,811,006	—	4,811,006	—
Policy loans	377,103	—	—	377,103
Short-term investments	658,765	—	658,765	—
Separate account assets	969,764	—	969,764	—

Total financial assets	$22,740,715	$1,784,098	$20,356,251	$600,366

Financial liabilities
Investment contracts	$8,990,771	$—	$—	$8,990,771
Embedded derivative liability for equity-indexed contracts	512,526	—	—	512,526
Notes payable	137,458	—	—	137,458
Separate account liabilities	969,764	—	969,764	—

Total financial liabilities	$10,610,519	$—	$969,764	$9,640,755

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended June 30, 2018			Six months ended June 30, 2018
	Assets		Liability	Assets		Liability
	Investment	Equity-Indexed	Embedded	Investment	Equity-Indexed	Embedded
	Securities	Options	Derivative	Securities	Options	Derivative
Beginning balance, 2018	$—	$204,308	$535,641	$—	$220,190	$512,526
Net gain for derivatives included in net investment income	—	21,712	—	—	7,567	—
Net change included in interest credited	—	—	17,599	—	—	4,163
Purchases, sales and settlements or maturities
Purchases	—	26,084	—	—	43,012	—
Sales	—	—	—	—	—	—
Settlements or maturities	—	(34,763)	—	—	(53,428)	—
Premiums less benefits	—	—	39,673	—	—	76,224

Ending balance at June 30, 2018	$—	$217,341	$592,913	$—	$217,341	$592,913

Beginning balance, 2017	$17,329	$174,258	$346,634	$14,264	$156,479	$314,330
Total realized and unrealized investment gains (losses) included in other comprehensive income	105	—	—	(4,362)	—	—
Net gain for derivatives included in net investment income	—	13,275	—	. —	36,333	—
Net change included in interest credited	—	—	18,977	—	—	44,104
Purchases, sales and settlements or maturities
Purchases	—	13,463	—	—	21,015	—
Sales	(1,582)	(12,837)	—	(3,539)	(12,837)	—
Settlements or maturities	—	(15,782)	—	(3,010)	(28,613)	—
Premiums less benefits	—	—	24,578	—	—	31,755
Carry value transfers in	—	—		15,000
Gross transfers into Level 3	—	—	—	382	—	—
Gross transfers out of Level 3	—	—	—	(2,883)	—	—

Ending balance at June 30, 2017	$15,852	$172,377	$390,189	$15,852	$172,377	$390,189

Within the net gain for derivatives included in net investment income were unrealized losses of $18,321,000 and gains of $13,660,000, relating to assets still held at June 30, 2018, and 2017, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. The transfers into Level 3 during the six months ended June 30, 2017 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of June 30, 2018. The transfers out of Level 3 during the six months ended June 30, 2017 were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

			Accident	Property
	Life	Annuity	& Health	& Casualty	Total
Beginning balance at January 1, 2018	$791,276	$426,497	$36,806	$119,265	$1,373,844

Additions	65,577	59,691	5,931	156,552	287,751
Amortization	(51,885)	(42,007)	(7,525)	(149,252)	(250,669)
Effect of change in unrealized gains on available-for-sale debt securities	11,123	30,839	—	—	41,962

Net change	24,815	48,523	(1,594)	7,300	79,044

Ending balance at June 30, 2018	$816,091	$475,020	$35,212	$126,565	$1,452,888

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2018	2017
Unpaid claims balance, beginning	$1,199,233	$1,140,723
Less reinsurance recoverables	237,439	216,903

Net beginning balance	961,794	923,820

Incurred related to
Current	596,530	563,959
Prior years	(12,515)	(40,137)

Total incurred claims	584,015	523,822

Paid claims related to
Current	288,591	288,731
Prior years	240,544	205,702

Total paid claims	529,135	494,433

Net balance	1,016,845	953,209
Plus reinsurance recoverables	255,684	195,072

Unpaid claims balance, ending	$1,272,529	$1,148,281

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $12,515,000 during the first six months of 2018 and decreased by approximately $40,137,000 during the first six months of 2017. This reflected lower-than-anticipated losses in the first six months of 2018 related to accident years prior to 2018 in workers compensation, other commercial, and business owner and commercial package policy lines of business.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at June 30, 2018 was $44,443,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Amount	Rate	Amount*	Rate*	Amount	Rate	Amount*	Rate*
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$21,267	20.0%	$14,875	27.1%	$25,632	20.0%	$30,505	28.0%
Tax on equity in earnings of unconsolidated affiliates	1,348	1.0	4,309	7.9	1,234	1.0	7,634	7.0

Total expected income tax expense at the statutory rate	22,615	21.0	19,184	35.0	26,866	21.0	38,139	35.0
Tax-exempt investment income	(836)	(0.8)	(1,769)	(3.2)	(1,679)	(1.3)	(3,601)	(3.3)
Deferred tax change	(600)	(0.6)	(464)	(0.8)	(909)	(0.7)	(1,231)	(1.1)
Dividend exclusion	(1,001)	(0.9)	(2,322)	(4.2)	(1,986)	(1.6)	(4,164)	(3.8)
Miscellaneous tax credits, net	(2,529)	(2.3)	(2,542)	(4.6)	(4,742)	(3.7)	(4,799)	(4.4)
Low income housing tax credit expense	1,252	1.2	1,256	2.3	2,504	2.0	2,509	2.3
Change in valuation allowance	2,700	2.5	—	—	2,700	2.1	—	—
Other items, net	356	0.3	141	0.3	392	0.3	322	0.3

Provision for federal income tax before interest expense	21,957	20.4	13,484	24.8	23,146	18.1	27,175	25.0
Interest expense	—	—	40	0.1	—	—	84	0.1

Total	$21,957	20.4%	$13,524	24.9%	$23,146	18.1%	$27,259	25.1%

*

Prior year revised to reflect the January 1, 2018 adoption of ASU 2017-07 Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

American National made income tax payments of $14,135,000 and $8,466,000 during the six months ended June 30, 2018 and 2017, respectively.

Management assesses both positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. During the three months ended June 30, 2018, management determined that it is more-likely-than-not that the benefit from a deferred tax asset related to its investment in a joint venture will not be realized. In recognition of this risk, American National provided a valuation allowance of $2,700,000 as of June 30, 2018. The valuation allowance resulted in an increase to tax expense on the consolidated statements of operations.

There are no operating or capital loss carryforwards that will expire by December 31, 2018.

American National’s federal income tax returns for years 2014 to 2016 are subject to examination by the Internal Revenue Service. With few exceptions, American National is no longer subject to examination for years before 2014. During the six months ended June 30, 2018, we received $48.0 million in refunds related to 2013, 2014, 2015, and 2016. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties or interest were established during 2018 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2018	$716,878	$(72,772)	$(1,890)	$642,216
Amounts reclassified from AOCI (net of tax benefit $462 and expense $635)	(1,740)	2,390	—	650
Unrealized holding losses arising during the period (net of tax benefit $39,660)	(168,551)	—	—	(168,551)
Unrealized adjustment to DAC (net of tax expense $8,812)	33,150	—	—	33,150
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,504)	9,420	—	—	9,420
Foreign currency adjustment (net of tax benefit $133)	—	—	(500)	(500)
Cumulative effect of changes in accounting (net of tax benefit $334,955)	(627,119)	—	—	(627,119)

Ending balance at June 30, 2018	$(37,962)	$(70,382)	$(2,390)	$(110,734)

Beginning balance January 1, 2017	$547,138	$(88,603)	$(2,636)	$455,899
Amounts reclassified from AOCI (net of tax benefit $5,809 and expense $4,168)	(10,789)	7,741	—	(3,048)
Unrealized holding gains arising during the period (net of tax expense $63,610)	118,134	—	—	118,134
Unrealized adjustment to DAC (net of tax benefit $3,264)	(5,437)	—	—	(5,437)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,865)	(5,320)	—	—	(5,320)
Foreign currency adjustment (net of tax expense $152)	—	—	283	283

Ending balance at June 30, 2017	$643,726	$(80,862)	$(2,353)	$560,511

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30, 2018	December 31, 2017
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,947,000)	(3,900,565)

Outstanding shares	26,885,449	26,931,884
Restricted shares	(11,333)	(74,000)

Unrestricted outstanding shares	26,874,116	26,857,884

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,586	$106.70	74,000	$110.19	52,765	$106.26
Granted	—	—	—	—	8,250	121.93
Exercised	(100)	116.48	(62,667)	116.48	(41,949)	106.94
Forfeited	—	—	—	—	—	—
Expired	(1,601)	114.17	—	—	—	—

Outstanding at June 30, 2018	885	$92.11	11,333	$75.44	19,066	$111.54

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.45	4.63	0.78
Exercisable shares	885	N/A	N/A
Weighted-average exercise price	$92.11	$75.44	$111.54
Weighted-average exercise price exercisable shares	92.11	N/A	N/A
Compensation expense (credit)
Three months ended June 30, 2018	$(5,000)	$83,000	$760,000
Three months ended June 30, 2017	(14,000)	205,000	1,519,000
Six months ended June 30, 2018	(34,000)	284,000	549,000
Six months ended June 30, 2017	(49,000)	412,000	1,649,000
Fair value of liability award
June 30, 2018	$27,000	N/A	$2,280,000
December 31, 2017	63,000	N/A	6,376,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and most of these awards feature a graded vesting schedule in the case of the retirement, death or disability of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 11,333 shares are unvested.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding	26,883,276	26,892,656	26,886,196	26,896,965
Incremental shares from RS awards and RSUs	26,981	63,225	46,927	69,210

Total shares for diluted calculations	26,910,257	26,955,881	26,933,123	26,966,175

Net income attributable to American National (in thousands)	$84,139	$35,959	$102,916	$75,799
Basic earnings per share	$3.13	$1.34	$3.83	$2.82
Diluted earnings per share	$3.12	$1.33	$3.82	$2.81

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2018 and December 31, 2017, American National Insurance Company’s statutory capital and surplus was $3,234,095,000 and $3,293,474,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2018 and December 31, 2017, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $69,345,000 and $66,625,000 at June 30, 2018 and December 31, 2017, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	June 30, 2018	December 31, 2017
Statutory capital and surplus
Life insurance entities	$2,074,948	$2,141,573
Property and casualty insurance entities	1,170,214	1,162,761

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Statutory net income (loss)
Life insurance entities	$12,850	$20,809	$16,113	$18,342
Property and casualty insurance entities	(3,828)	(5,639)	9,230	1,172

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

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at June 30, 2018 and December 31, 2017.

American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $1,096,000 and $2,262,000 at June 30, 2018 and December 31, 2017, respectively.

Note 15– Segment Information

Management organizes the business into five operating segments:

•	Life—consists of whole, term, universal, indexed and variable life insurance. Products are primarily sold through career, multiple-line, and independent agents as well as direct marketing channels.

•

Annuity—consists of fixed, indexed, and variable annuity products. Products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.

•

Health—consists of medicare supplement, stop loss, other supplemental health products and credit disability insurance. Products are typically distributed through independent agents and managing general underwriters.

•

Property and Casualty—consists of personal, agricultural and targeted commercial coverages and credit-related property insurance. Products are primarily sold through multiple-line and independent agents.

•	Corporate and Other—consists of net investment income from investments and certain expenses not allocated to the insurance segments and revenues and related expenses from non-insurance operations.

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

•	Expenses are allocated based upon various factors, including premium and commission ratios of the operating segments.

Note 15– Segment Information – (Continued)

The results of operations measured as the income before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended June 30, 2018
	Life	Annuity	Accident & Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenues
Premiums	$84,595	$67,228	$48,870	$360,047	$—	$560,740
Other policy revenues	67,231	3,907	—	—	—	71,138
Net investment income	61,082	148,710	2,263	15,493	19,193	246,741
Net realized investment gains	—	—	—	—	17,677	17,677
Net unrealized gains on equity securities	—	—	—	—	44,492	44,492
Other income	512	631	6,809	2,264	1,067	11,283

Total premiums and other revenues	213,420	220,476	57,942	377,804	82,429	952,071

Benefits, losses and expenses
Policyholder benefits	96,958	82,103	—	—	—	179,061
Claims incurred	—	—	32,310	280,126	—	312,436
Interest credited to policyholders’ account balances	21,046	84,685	—	—	—	105,731
Commissions for acquiring and servicing policies	39,391	30,355	9,126	70,865	—	149,737
Other operating expenses	48,189	11,853	10,090	45,166	8,649	123,947
Change in deferred policy acquisition costs	(7,249)	(8,811)	506	(4,562)	—	(20,116)

Total benefits, losses and expenses	198,335	200,185	52,032	391,595	8,649	850,796

Income (loss) before federal income tax and other items	$15,085	$20,291	$5,910	$(13,791)	$73,780	$101,275

	Three months ended June 30, 2017
	Life	Annuity	Accident & Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenues
Premiums	$79,287	$65,389	$36,593	$333,250	$—	$514,519
Other policy revenues	62,464	3,612	—	—	—	66,076
Net investment income	60,689	131,952	2,505	15,775	23,697	234,618
Net realized investment gains	—	—	—	—	9,932	9,932
Other income	503	974	4,321	2,196	954	8,948

Total premiums and other revenues	202,943	201,927	43,419	351,221	34,583	834,093

Benefits, losses and expenses
Policyholder benefits	101,460	78,489	—	—	—	179,949
Claims incurred	—	—	23,198	254,180	—	277,378
Interest credited to policyholders’ account balances	19,876	74,672	—	—	—	94,548
Commissions for acquiring and servicing policies	36,773	33,407	6,270	64,995	—	141,445
Other operating expenses	47,660	11,992	9,627	44,506	12,185	125,970
Change in deferred policy acquisition costs	(10,707)	(14,539)	817	(3,266)	—	(27,695)

Total benefits, losses and expenses	195,062	184,021	39,912	360,415	12,185	791,595

Income (loss) before federal income tax and other items	$7,881	$17,906	$3,507	$(9,194)	$22,398	$42,498

Note 15– Segment Information – (Continued)

The results of operations measured as the income before federal income tax and other items by operating segments are summarized below (in thousands):

	Six months ended June 30, 2018
	Life	Annuity	Accident & Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenues
Premiums	$165,971	$137,844	$89,885	$712,020	$—	$1,105,720
Other policy revenues	134,962	7,515	—	—	—	142,477
Net investment income	118,850	262,190	4,617	31,354	38,399	455,410
Net realized investment gains	—	—	—	—	18,181	18,181
Net unrealized gains on equity securities	—	—	—	—	11,862	11,862
Other income	1,267	1,356	11,966	4,327	2,880	21,796

Total premiums and other revenues	421,050	408,905	106,468	747,701	71,322	1,755,446

Benefits, losses and expenses
Policyholder benefits	195,504	166,849	—	—	—	362,353
Claims incurred	—	—	60,450	522,616	—	583,066
Interest credited to policyholders’ account balances	37,311	138,965	—	—	—	176,276
Commissions for acquiring and servicing policies	78,911	60,359	15,142	140,021	—	294,433
Other operating expenses	99,139	23,172	20,448	92,967	18,615	254,341
Change in deferred policy acquisition costs	(13,692)	(17,684)	1,594	(7,300)	—	(37,082)

Total benefits, losses and expenses	397,173	371,661	97,634	748,304	18,615	1,633,387

Income (loss) before federal income tax and other items	$23,877	$37,244	$8,834	$(603)	$52,707	$122,059

	Six months ended June 30, 2017
	Life	Annuity	Accident & Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenues
Premiums	$156,761	$95,198	$73,632	$660,700	$—	$986,291
Other policy revenues	122,373	7,155	—	—	—	129,528
Net investment income	122,898	271,629	5,012	29,815	33,767	463,121
Net realized investment gains	—	—	—	—	17,157	17,157
Other income	1,119	1,639	8,667	4,134	2,234	17,793

Total premiums and other revenues	403,151	375,621	87,311	694,649	53,158	1,613,890

Benefits, losses and expenses
Policyholder benefits	202,626	122,478	—	—	—	325,104
Claims incurred	—	—	47,578	481,710	—	529,288
Interest credited to policyholders’ account balances	35,281	155,275	—	—	—	190,556
Commissions for acquiring and servicing policies	71,583	50,691	12,160	132,503	—	266,937
Other operating expenses	96,843	22,680	19,857	90,788	21,863	252,031
Change in deferred policy acquisition costs	(18,564)	(17,170)	2,149	(3,597)	—	(37,182)

Total benefits, losses and expenses	387,769	333,954	81,744	701,404	21,863	1,526,734

Income (loss) before federal income tax and other items	$15,382	$41,667	$5,567	$(6,755)	$31,295	$87,156

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at June 30, 2018, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $748,380,000 of which $381,365,000 is expected to be funded in 2018 with the remainder funded in 2019 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2018 and December 31, 2017, the outstanding letters of credit were $3,031,000 and $4,586,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2018. American National expects it will be able to be renewed on substantially equivalent terms upon expiration.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. As membership requires the ownership of member stock, the Company purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of June 30, 2018, certain collateralized mortgage obligations (CMO’s) with a fair value of approximately $132.5 million were on deposit with the FHLB as collateral for amounts subject to funding agreements. The deposited securities are included in bonds held-to-maturity on the Company’s consolidated statements of financial position.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2018, was approximately $196,442,000, while the total cash value of the related life insurance policies was approximately $202,089,000.

Note 16 – Commitments and Contingencies – (Continued)

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, accident and health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
		Six months ended June 30,		Amount due to (from) American National
Related Party	Financial Statement Line Impacted	2018	2017	June 30, 2018	December 31, 2017
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$809	$752	$1,414	$2,223
Gal-Tex Hotel Corporation	Net investment income	68	125	9	13
Greer, Herz & Adams, LLP	Other operating expenses	5,379	5,624	(574)	(386)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to a subsidiary of Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments. The Moody Foundation owns 34.0% of Gal-Tex and 22.71% of American National, and the Libbie Shearn Moody Trust owns 50.2% of Gal-Tex and 36.93% of American National.

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is an American National advisory director and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018, and in Part II, Item IA, Risk Factors, of this Form 10-Q and they include among others:

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Premiums	$560,740	$514,519	$46,221	$1,105,720	$986,291	$119,429
Other policy revenues	71,138	66,076	5,062	142,477	129,528	12,949
Net investment income	246,741	234,618	12,123	455,410	463,121	(7,711)
Realized investments gains, net	17,677	9,932	7,745	18,181	17,157	1,024
Net unrealized gains on equity securities	44,492	—	44,492	11,862	—	11,862
Other income	11,283	8,948	2,335	21,796	17,793	4,003

Total premiums and other revenues	952,071	834,093	117,978	1,755,446	1,613,890	141,556

Benefits, losses and expenses
Policyholder benefits	179,061	179,949	(888)	362,353	325,104	37,249
Claims incurred	312,436	277,378	35,058	583,066	529,288	53,778
Interest credited to policyholders’ account balances	105,731	94,548	11,183	176,276	190,556	(14,280)
Commissions for acquiring and servicing policies	149,737	141,445	8,292	294,433	266,937	27,496
Other operating expenses	123,947	125,970	(2,023)	254,341	252,031	2,310
Change in deferred policy acquisition costs (1)	(20,116)	(27,695)	7,579	(37,082)	(37,182)	100

Total benefits and expenses	850,796	791,595	59,201	1,633,387	1,526,734	106,653

Income before other items and federal income taxes	$101,275	$42,498	$58,777	$122,059	$87,156	$34,903

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Income (loss) before other items and federal income taxes (“Earnings”)

Earnings increased during the three months ended June 30, 2018 compared to 2017 primarily attributable to a $44.5 million unrealized gain on equity securities and an increase in realized investment gains. Earnings increased during the six months ended June 30, 2018 compared to 2017 attributable to an $11.9 million unrealized gain on equity securities and higher operating earnings in the majority of insurance segments. Earnings for the three and six months ended June 30, 2018 included unrealized gains on equity securities as a result of our adoption of new accounting guidance which impacted the second quarter of 2018, but not the second quarter of 2017.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Premiums	$84,595	$79,287	$5,308	$165,971	$156,761	$9,210
Other policy revenues	67,231	62,464	4,767	134,962	122,373	12,589
Net investment income	61,082	60,689	393	118,850	122,898	(4,048)
Other income	512	503	9	1,267	1,119	148

Total premiums and other revenues	213,420	202,943	10,477	421,050	403,151	17,899

Benefits, losses and expenses
Policyholder benefits	96,958	101,460	(4,502)	195,504	202,626	(7,122)
Interest credited to policyholders’ account balances	21,046	19,876	1,170	37,311	35,281	2,030
Commissions for acquiring and servicing policies	39,391	36,773	2,618	78,911	71,583	7,328
Other operating expenses	48,189	47,660	529	99,139	96,843	2,296
Change in deferred policy acquisition costs (1)	(7,249)	(10,707)	3,458	(13,692)	(18,564)	4,872

Total benefits and expenses	198,335	195,062	3,273	397,173	387,769	9,404

Income before other items and federal income taxes	$15,085	$7,881	$7,204	$23,877	$15,382	$8,495

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to continued premium growth. Claims on certain universal life products resulted in the release of reserves, leading to variances in other policy revenues, policyholder benefits, and change in DAC. The net effect of increased claims had little impact on earnings and was in line with sales growth.

Premiums and other revenues

Premiums increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to continued growth in renewal premium on traditional life products.

Other policy revenues, which include cost of insurance charges, earned policy service fees and surrender charges, have also increased during the three and six months ending June 30, 2018 as the size of interest sensitive block continues to grow; both through increased sales and aging of the in-force. An additional component of other policy revenues is the release of unearned revenue reserves related to universal life contracts.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Traditional Life	$15,478	$15,439	$39	$30,489	$29,704	$785
Universal Life	6,195	6,165	30	12,104	11,490	614
Indexed UL	7,821	6,878	943	15,284	12,787	2,497

Total Recurring	$29,494	$28,482	$1,012	$57,877	$53,981	$3,896

Single and excess(1)	$751	$821	$(70)	$1,214	$1,422	$(208)
Credit life(1)	2,220	2,223	(3)	4,178	4,309	(131)

(1)

These are weighted amounts representing 10% of single and excess premiums and 31% of credit life premiums. In 2018, credit life weighting changed from 15% to 31% due to an increase in monthly outstanding balance; 2017 amounts have been updated for comparison purposes.

Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums and 31% of credit life premium. Life insurance sales measure activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. Whereas GAAP premium revenues are associated with policies sold in current and prior periods, and deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Life insurance sales increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to increased indexed universal life sales.

Benefits, losses and expenses

Although the severity of claims increased, policyholder benefits decreased during the three and six months ended June 30, 2018 compared to 2017 attributable to higher reserves released as mentioned above.

Commissions increased during the three and six months ended June 30, 2018 compared to 2017 driven by an increase in indexed universal life and traditional life sales.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Acquisition cost capitalized	$32,953	$31,604	$1,349	$65,577	$60,650	$4,927
Amortization of DAC	(25,704)	(20,897)	(4,807)	(51,885)	(42,086)	(9,799)

Change in DAC	$7,249	$10,707	$(3,458)	$13,692	$18,564	$(4,872)

The change in DAC decreased during the three and six months ended June 30, 2018 compared to 2017 as a result of an increase in DAC amortization attributable to the release of reserves as mentioned above.

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	June 30, 2018	December 31, 2017	Change
Life insurance in-force
Traditional life	$76,462,731	$73,452,519	$3,010,212
Interest-sensitive life	30,514,868	29,648,405	866,463

Total life insurance in-force	$106,977,599	$103,100,924	$3,876,675

The following table summarizes changes in the Life segment’s number of policies in-force:

	June 30, 2018	December 31, 2017	Change
Number of policies in-force
Traditional life	1,721,399	1,800,425	(79,026)
Interest-sensitive life	237,979	232,251	5,728

Total number of policies	1,959,378	2,032,676	(73,298)

Total life insurance in-force increased during the six months ended June 30, 2018 compared to December 31, 2017 due to increased sales, despite a reduction of policies in-force. The reduction in policies in-force reflects continued decrease in lower face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Premiums	$67,228	$65,389	$1,839	$137,844	$95,198	$42,646
Other policy revenues	3,907	3,612	295	7,515	7,155	360
Net investment income	148,710	131,952	16,758	262,190	271,629	(9,439)
Other income	631	974	(343)	1,356	1,639	(283)

Total premiums and other revenues	220,476	201,927	18,549	408,905	375,621	33,284

Benefits, losses and expenses
Policyholder benefits	82,103	78,489	3,614	166,849	122,478	44,371
Interest credited to policyholders’ account balances	84,685	74,672	10,013	138,965	155,275	(16,310)
Commissions for acquiring and servicing policies	30,355	33,407	(3,052)	60,359	50,691	9,668
Other operating expenses	11,853	11,992	(139)	23,172	22,680	492
Change in deferred policy acquisition costs (1)	(8,811)	(14,539)	5,728	(17,684)	(17,170)	(514)

Total benefits and expenses	200,185	184,021	16,164	371,661	333,954	37,707

Income before other items and federal income taxes	$20,291	$17,906	$2,385	$37,244	$41,667	$(4,423)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings were higher during the three months ended June 30, 2018 compared to 2017 primarily due to an increase in interest margin driven by a higher asset base. Earnings were lower during the six months ended June 30, 2018 compared to 2017 primarily due to an increase in DAC amortization. The increase in DAC amortization resulted from normal levels of surrenders experienced for 2018 compared to the more favorable surrenders experienced in the same period in 2017.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Fixed deferred annuity	$86,768	$306,954	$(220,186)	$165,894	$454,156	$(288,262)
Single premium immediate annuity	81,012	80,724	288	159,145	116,901	42,244
Equity-indexed deferred annuity	304,839	256,899	47,940	578,610	389,800	188,810
Variable deferred annuity	17,074	19,606	(2,532)	32,747	39,912	(7,165)

Total premium and deposits	489,693	664,183	(174,490)	936,396	1,000,769	(64,373)
Less: Policy deposits	422,465	598,794	(176,329)	798,552	905,571	(107,019)

Total earned premiums	$67,228	$65,389	$1,839	$137,844	$95,198	$42,646

Sales declined during the three and six months ended June 30, 2018 compared to 2017 driven by the fixed deferred products partially offset by an increase in equity-indexed products. These are deposit type contracts and do not contribute to earned premiums. Earned premiums are reflective of single premium immediate annuity sales which increased during the three and six months ended June 30, 2018 compared to 2017.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Six months ended June 30,
	2018	2017
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$10,033,354	$9,118,350
Net inflows	591,937	699,473
Surrenders	(370,123)	(410,957)
Fees	(3,827)	(3,742)
Interest credited	134,211	152,332

Account value, end of period	10,385,552	9,555,456

Single premium immediate annuity
Reserve, beginning of period	1,691,502	1,566,440
Net inflows	63,658	29,405
Interest and mortality	28,887	27,101

Reserve, end of period	1,784,047	1,622,946

Variable deferred annuity
Account value, beginning of period	381,902	392,345
Net inflows	32,528	37,495
Surrenders	(50,223)	(78,881)
Fees	(2,157)	(2,281)
Change in market value and other	8,403	33,502

Account value, end of period	370,453	382,180

Total account value, end of period	$12,540,052	$11,560,582

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts, which explains the change in benefits for the six months ended June 30, 2018 compared to 2017.

Commissions decreased during the three months ended June 30, 2018 compared to 2017 driven by a decrease in sales of fixed deferred products. Commissions increased during the six months ended June 30, 2018 compared to 2017 driven by an increase in sales of equity indexed products.

Other operating expenses remained relatively flat during the three and six months ended June 30, 2018 compared to 2017.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Acquisition cost capitalized	$30,174	$33,010	$(2,836)	$59,691	$50,856	$8,835
Amortization of DAC	(21,363)	(18,471)	(2,892)	(42,007)	(33,686)	(8,321)

Change in DAC	$8,811	$14,539	$(5,728)	$17,684	$17,170	$514

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the six months ended June 30, 2018 and 2017 were 40.7% and 33.9% respectively. A higher ratio is less favorable due to a higher proportion of the margin used to amortize DAC.

The change in DAC increased during the three and six months ended June 30, 2018 compared to 2017 due to an increase in the amortization due to less than expected surrenders in 2017 creating a more favorable surrender experience compared to 2018.

Interest Margin

Overall, the margin earned on annuity reserves increased during the six months ended June 30, 2018 compared to 2017, mainly due to growth in annuity assets over the past year. Margin results by product are discussed further below.

The interest margin earned on fixed deferred annuities interest decreased by $10.4 million for the six months ended June 30, 2018 compared to 2017 due to a decrease in fixed investment yields.

The margin on equity-indexed annuities increased $12.7 million during the six months ended June 30, 2018 compared to 2017, mainly due to growth in the asset base. The $12.7 million increase in margin represents a 62% increase compared to same period in 2017 and the account balance grew by an approximately equal amount during the same period in 2017.

Single premium immediate annuity margins increased $4.7 million during the six months ended June 30, 2018 compared to 2017 primarily due to more favorable mortality experience during 2018.

The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Fixed deferred annuities
Fixed investment income	$78,624	$84,296	$(5,672)	$158,091	$168,973	$(10,882)
Interest credited	(42,180)	(48,017)	5,837	(97,436)	(97,878)	442

Interest margin	36,444	36,279	165	60,655	71,095	(10,440)

Account balance, end of period	6,937,210	7,016,236	(79,026)	6,937,210	7,310,275	(373,065)

Equity-indexed annuities
Fixed investment income	32,980	23,764	9,216	63,266	42,722	20,544
Option return	19,664	11,968	7,696	6,607	32,144	(25,537)
Interest credited	(31,100)	(25,060)	(6,040)	(36,775)	(54,454)	17,679

Interest margin	21,544	10,672	10,872	33,098	20,412	12,686

Account balance, end of period	3,448,342	2,245,181	1,203,161	3,448,342	2,245,181	1,203,161

Single premium immediate annuities
Fixed investment income	17,442	11,924	5,518	34,226	27,790	6,436
Interest and mortality	(28,887)	(11,965)	(16,922)	(28,887)	(27,101)	(1,786)

Interest and mortality margin	(11,445)	(41)	(11,404)	5,339	689	4,650

Reserve, end of period	1,784,047	1,609,921	174,126	1,784,047	1,622,946	161,101

Total interest and mortality margin	$46,543	$46,910	$(367)	$99,092	$92,196	$6,896

Total account balance and reserve, end of period	$12,169,599	$10,871,338	$1,298,261	$12,169,599	$11,178,402	$991,197

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Premiums	$48,870	$36,593	$12,277	$89,885	$73,632	$16,253
Net investment income	2,263	2,505	(242)	4,617	5,012	(395)
Other income	6,809	4,321	2,488	11,966	8,667	3,299

Total premiums and other revenues	57,942	43,419	14,523	106,468	87,311	19,157

Benefits, losses and expenses
Claims incurred	32,310	23,198	9,112	60,450	47,578	12,872
Commissions for acquiring and servicing policies	9,126	6,270	2,856	15,142	12,160	2,982
Other operating expenses	10,090	9,627	463	20,448	19,857	591
Change in deferred policy acquisition costs (1)	506	817	(311)	1,594	2,149	(555)

Total benefits and expenses	52,032	39,912	12,120	97,634	81,744	15,890

Income before other items and federal income taxes	$5,910	$3,507	$2,403	$8,834	$5,567	$3,267

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings increased during the three and six months ended June 30, 2018 compared to 2017, primarily due to an improvement in Medical Expense and Supplemental results. The improvement in both lines was associated with a decline in the benefit ratio. Contributing to the decline in the medical expense benefit ratio is the impact of recent rate increases.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Medicare Supplement	$17,638	36.1%	$16,400	44.7%	$34,904	38.8%	$32,851	44.7%
Credit accident and health	4,425	9.1	4,464	12.2	8,915	9.9	9,232	12.5
MGU	15,635	32.0	4,385	12.0	23,002	25.6	8,898	12.1
Supplemental insurance	6,657	13.6	6,249	17.1	13,314	14.8	12,468	16.9
Medical expense	2,809	5.7	3,167	8.7	5,683	6.3	6,380	8.7
Group health	610	1.2	586	1.6	1,864	2.1	1,209	1.6
All other	1,096	2.3	1,342	3.7	2,203	2.5	2,594	3.5

Total	$48,870	100.0%	$36,593	100.0%	$89,885	100.0%	$73,632	100.0%

Earned premiums increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to an increase in MGU and Medicare Supplement. The MGU premium increase is a combination of new producers and more production from current MGU’s. Medicare supplement premiums increased primarily due to an increase in sales of more comprehensive plans with higher premiums.

Our in-force certificates or policies as of the dates indicated are as follows:

	Six months ended June 30,
	2018		2017
Medicare Supplement	36,426	5.8%	33,887	6.6%
Credit accident and health	169,475	27.1	183,884	35.9
MGU	328,202	52.5	194,851	38.1
Supplemental insurance	53,926	8.6	50,521	9.9
Medical expense	1,606	0.3	2,055	0.4
Group health	10,511	1.7	14,686	2.9
All other	25,574	4.0	31,852	6.2

Total	625,720	100.0%	511,736	100.0%

Total in-force policies increased during the six months ended June 30, 2018 compared to 2017 primarily due to an increase in MGU business consistent with the increase in sales.

Benefits, losses and expenses

Claims incurred increased during the three and six months ended June 30, 2018 compared to 2017 due to the correlated change in MGU business.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Acquisition cost capitalized	$3,119	$2,732	$387	$5,931	$5,603	$328
Amortization of DAC	(3,625)	(3,549)	(76)	(7,525)	(7,752)	227

Change in DAC	$(506)	$(817)	$311	$(1,594)	$(2,149)	$555

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Net premiums written	$395,676	$365,797	$29,879	$775,181	$715,909	$59,272

Net premiums earned	$360,047	$333,250	$26,797	$712,020	$660,700	$51,320
Net investment income	15,493	15,775	(282)	31,354	29,815	1,539
Other income	2,264	2,196	68	4,327	4,134	193

Total premiums and other revenues	377,804	351,221	26,583	747,701	694,649	53,052

Benefits, losses and expenses
Claims incurred	280,126	254,180	25,946	522,616	481,710	40,906
Commissions for acquiring and servicing policies	70,865	64,995	5,870	140,021	132,503	7,518
Other operating expenses	45,166	44,506	660	92,967	90,788	2,179
Change in deferred policy acquisition costs (1)	(4,562)	(3,266)	(1,296)	(7,300)	(3,597)	(3,703)

Total benefits and expenses	391,595	360,415	31,180	748,304	701,404	46,900

Loss before other items and federal income taxes	$(13,791)	$(9,194)	$(4,597)	$(603)	$(6,755)	$6,152

Loss ratio	77.8%	76.3%	1.5%	73.4%	72.9%	0.5%
Underwriting expense ratio	31.0	31.9	(0.9)	31.7	33.3	(1.6)

Combined ratio	108.8%	108.2%	0.6%	105.1%	106.2%	(1.1)%

Impact of catastrophe events on combined ratio	11.8	12.4	(0.6)	7.1	10.3	(3.2)

Combined ratio without impact of catastrophe events	97.0%	95.8%	1.2%	98.0%	95.9%	2.1%

Gross catastrophe losses	$42,529	$41,262	$1,267	$50,831	$68,034	$(17,203)
Net catastrophe losses	$42,121	$41,213	$908	$53,003	$67,988	$(14,985)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Property and Casualty earnings decreased during the three months ended June 30, 2018 compared to 2017 due primarily to losses impacting the commercial auto and agricultural lines of business. Property and Casualty earnings increased during the six months ended June 30, 2018 compared to 2017 due to lower catastrophe losses and a favorable underwriting expense ratio component.

Premiums and other revenues

Net premiums written and earned increased for all major lines of business during the three and six months ended June 30, 2018 compared to 2017. The largest increases were in the personal auto, personal homeowners, and other commercial lines of business.

Benefits, losses and expenses

Claims increased during the three and six months ended June 30, 2018 compared to 2017 as a result of increases in claims related to the agricultural and commercial automobile lines.

Commissions for acquiring and servicing policies increased during the three and six months ended June 30, 2018 compared to 2017 correlated to the increase in premiums.

Operating expenses increased during the six months ended June 30, 2018 compared to 2017, but at a rate less than the increase in premiums. Our underwriting expense ratio was lower in both the three and six month periods in 2018.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 57.0% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 33.7% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 9.3% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Net premiums written
Automobile	$139,878	$122,998	$16,880	$281,737	$245,863	$35,874
Homeowner	75,759	69,507	6,252	134,478	123,963	10,515
Other Personal	13,098	11,851	1,247	25,472	23,316	2,156

Total net premiums written	$228,735	$204,356	$24,379	$441,687	$393,142	$48,545

Net premiums earned
Automobile	$134,179	$118,832	$15,347	$262,141	$231,781	$30,360
Homeowner	65,257	60,753	4,504	128,668	119,678	8,990
Other Personal	11,756	10,850	906	23,085	21,357	1,728

Total net premiums earned	$211,192	$190,435	$20,757	$413,894	$372,816	$41,078

Loss ratio
Automobile	78.3%	83.1%	(4.8)%	77.4%	79.2%	(1.8)%
Homeowner	95.7	99.7	(4.0)	80.5	89.1	(8.6)
Other Personal	69.2	84.9	(15.7)	69.9	70.3	(0.4)
Personal line loss ratio	83.1%	88.5%	(5.4)%	78.0%	81.9%	(3.9)%
Combined Ratio
Automobile	101.2%	106.5%	(5.3)%	100.8%	103.2%	(2.4)%
Homeowner	128.6	134.1	(5.5)	114.8	124.6	(9.8)
Other Personal	105.1	122.0	(16.9)	107.1	110.6	(3.5)
Personal line combined ratio	109.9%	116.2%	(6.3)%	105.5%	110.6%	(5.1)%

Automobile: Net premiums written and earned increased in our personal automobile line during the three and six months ended June 30, 2018 compared to 2017 due to rate increases and an increase in policies in force. The loss and combined ratios decreased during the three and six months ended June 30, 2018 compared to 2017 primarily due to increased premiums outpacing claim activity.

Homeowners: Net premiums written and earned increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to increased sales to renters. The loss and combined ratios decreased during the three and six months ended June 30, 2018 compared to 2017 due to a decrease in catastrophe losses.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies such as coverages for watercraft, personal umbrella, and rental owners. The loss and combined ratios decreased during the three months ended June 30, 2018 compared to 2017 due to a decrease in umbrella claims incurred. The combined ratio further decreased during the six months ended June 30, 2018 compared to 2017 due to a favorable underwriting expense ratio.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Net premiums written
Other Commercial	$62,221	$60,782	$1,439	$121,442	$114,932	$6,510
Agricultural Business	40,735	39,414	1,321	76,809	73,894	2,915
Automobile	31,385	29,605	1,780	63,299	59,384	3,915

Total net premiums written	$134,341	$129,801	$4,540	$261,550	$248,210	$13,340

Net premiums earned
Other Commercial	$51,564	$47,095	$4,469	$101,541	$92,057	$9,484
Agricultural Business	35,572	34,898	674	70,267	68,561	1,706
Automobile	26,282	24,814	1,468	51,841	48,793	3,048

Total net premiums earned	$113,418	$106,807	$6,611	$223,649	$209,411	$14,238

Loss ratio
Other Commercial	47.1%	58.2%	(11.1)%	51.0%	56.5%	(5.5)%
Agricultural Business	82.3	63.6	18.7	82.0	75.2	6.8
Automobile	101.7	56.2	45.5	83.2	62.8	20.4
Commercial line loss ratio	70.8%	59.5%	11.3%	68.2%	64.0%	4.2%
Combined ratio
Other Commercial	79.6%	91.5%	(11.9)%	83.6%	90.2%	(6.6)%
Agricultural Business	119.9	101.1	18.8	120.4	113.0	7.4
Automobile	125.8	79.9	45.9	107.6	87.3	20.3
Commercial line combined ratio	103.0%	91.9%	11.1%	100.7%	97.0%	3.7%

Other Commercial: Net premiums written and earned increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to increased sales of business owners and workers’ compensation. The decrease in the loss and combined ratio for the three and six months ended June 30, 2018 compared to 2017 is primarily due to decreased claim activity on workers’ compensation, umbrella, and mortgage security business.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and six months ended June 30, 2018 compared to 2017 primarily as a result of an increase in policies in force. The loss and combined ratios increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to increased non-catastrophe claim activity.

Commercial Automobile: Net premiums written and earned increased during the three and six months ended June 30, 2018 compared to 2017, primarily due to increased sales as well as improved rate adequacy. The loss and combined ratios increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to an increase in the average severity of losses from prior accident years.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Net premiums written	$32,600	$31,640	$960	$71,944	$74,557	$(2,613)
Net premiums earned	35,437	36,008	(571)	74,477	78,473	(3,996)
Loss ratio	68.5%	61.4%	7.1%	63.7%	53.9%	9.8%
Combined ratio	120.4%	117.1%	3.3%	116.2%	111.5%	4.7%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums decreased during the six months ended June 30, 2018 compared to 2017 primarily due to a decrease in Collateral Protection Insurance (CPI) business. The loss and combined ratios increased during the three and six months ended June 30, 2018 compared to 2017 primarily due to an increase in claims in the Guaranteed Auto Protection (GAP) business.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Other revenues
Net investment income	$19,193	$23,697	$(4,504)	$38,399	$33,767	$4,632
Realized investment gains, net	17,677	9,932	7,745	18,181	17,157	1,024
Net unrealized gains on equity securities	44,492	—	44,492	11,862	—	11,862
Other Income	1,067	954	113	2,880	2,234	646

Total other revenues	82,429	34,583	47,846	71,322	53,158	18,164

Benefits, losses and expenses
Other operating expenses	8,649	12,185	(3,536)	18,615	21,863	(3,248)

Total benefits, losses and expenses	8,649	12,185	(3,536)	18,615	21,863	(3,248)

Income before other items and federal income taxes	$73,780	$22,398	$51,382	$52,707	$31,295	$21,412

Earnings

Earnings increased during the three months ended June 30, 2018 compared to 2017 primarily due to an increase in unrealized gains on equity securities and an increase in realized investment gains on common stock due to favorable market conditions reflected in the S&P 500 index. Earnings increased during the six months ended June 30, 2018 compared to 2017 primarily due to an increase in net investment income, unrealized gains on equity securities and a favorable decrease in operating expenses. The favorable decrease in operating expenses for the three and six months ended June 30, 2018 compared to 2017 was attributable to the pension cost of $7.2 million relating to the completion of a one-time pension payment window that occurred in 2017. Earnings for the three and six months ended June 30, 2018 included unrealized gains on equity securities as a result of our adoption of new accounting guidance which impacted the second quarter of 2018, but not the second quarter of 2017.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	June 30, 2018		December 31, 2017
Bonds held-to-maturity, at amortized cost	$7,876,853	35.6%	$7,552,959	34.5%
Bonds available-for-sale, at fair value	6,050,137	27.3	6,145,308	28.1
Equity securities, at fair value	1,820,702	8.2	1,784,226	8.2
Mortgage loans, net of allowance	5,114,518	23.1	4,749,999	21.7
Policy loans	376,128	1.7	377,103	1.7
Investment real estate, net of accumulated depreciation	529,928	2.4	532,346	2.4
Short-term investments	302,885	1.4	658,765	3.0
Other invested assets	85,256	0.3	80,165	0.4

Total investments	$22,156,407	100.0%	$21,880,871	100.0%

The increase in our total investments at June 30, 2018 compared to December 31, 2017 was primarily a result of an increase in bonds held-to-maturity and mortgage loans somewhat offset by a reduction in short-term investments.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At June 30, 2018, our fixed maturity securities had an estimated fair value of $13.89 billion, which was a decrease of $64.5 million, or 0.4%, below amortized cost. At December 31, 2017, our fixed maturity securities had an estimated fair value of $13.92 billion, which was $0.4 billion, or 3.0%, above amortized cost. The estimated fair value for securities due in one year or less decreased from $0.5 billion as of December 31, 2017 to $0.3 billion as of June 30, 2018. For additional information regarding total bonds by credit quality rating, refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.

Equity Securities—We invest in companies that are publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.9% and 4.7% at June 30, 2018 and December 31, 2017.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of June 30, 2018, we had $376.1 million in policy loans with a loan to surrender value of approximately 60.0%, and at December 31, 2017, we had $377.1 million in policy loans with a loan to surrender value of 62.8%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $7.7 million during the six months ended June 30, 2018 compared to 2017 primarily due to an increase in unrealized losses on equity-indexed options as a result of lower increases in the S&P 500, partially offset by an increase in income from bonds. Equity-indexed options are recorded at fair value with changes in fair value recorded as investment income.

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

Net realized gains increased $1.0 million during the six months ended June 30, 2018 compared to 2017 primarily due to a reduction in other-than-temporary impairments.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	June 30, 2018	December 31, 2017	Change
Held-to-Maturity
Gains	$88,598	$240,713	$(152,115)
Losses	(130,106)	(19,319)	(110,787)

Net gains (losses)	(41,508)	221,394	(262,902)

Available-for-Sale
Gains	69,710	204,803	(135,093)
Losses	(92,716)	(17,396)	(75,320)

Net gains (losses)	(23,006)	187,407	(210,413)

Equity Securities
Gains	1,048,613	1,033,809	14,804
Losses	(8,593)	(7,166)	(1,427)

Net gains	1,040,020	1,026,643	13,377

Total	$975,506	$1,435,444	$(459,938)

The net change in the unrealized gains on fixed maturity securities between June 30, 2018 and December 31, 2017 is primarily attributable to the increase in benchmark ten-year interest rates which were 2.86% and 2.41% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

The net unrealized gains of our equity securities increased as of June 30, 2018 compared to December 31, 2017 attributable to the favorable market conditions reflected in the S&P 500 index.

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

Changes in interest rates during 2018 and market expectations for potentially higher rates through 2019, may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Our defined benefit pension plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans. In addition, the increase in funding also provides an opportunity to realize tax savings on contributions made prior to September 15, 2018. Future contributions to our defined benefit plans are not expected to significantly impact cash flow and are expected to enhance overall funded status of plans. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations.

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

Our cash and cash equivalents and short-term investment position decreased from $1.0 billion at December 31, 2017 to $744.1 million at June 30, 2018. The decrease primarily relates to a decrease in commercial paper to fund additional investments.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. The Company has determined its current borrowing capacity based upon the current level of collateral at $129,000,000 as of June 30, 2018. For additional details, see Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	June 30, 2018	December 31, 2017
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$5,344,955	$4,604,543
Accumulated other comprehensive income (loss)	(110,734)	642,216

Total American National stockholders’ equity	$5,234,221	$5,246,759

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $27.5 million and $28.4 million at June 30, 2018 and December 31, 2017, respectively.

The changes in our capital resources are summarized below (in thousands):

	Six months ended June 30, 2018
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$102,916	$—	$102,916
Dividends to shareholders	(44,136)	—	(44,136)
Change in net unrealized losses on debt securities	—	(127,721)	(127,721)
Defined benefit pension plan adjustment	—	2,390	2,390
Foreign currency transaction and translation adjustment	—	(500)	(500)
Cumulative effect of accounting changes	687,051	(627,119)	59,932
Other	(5,419)	—	(5,419)

Total	$740,412	$(752,950)	$(12,538)

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2018 and December 31, 2017, American National Insurance Company’s statutory capital and surplus was $3,234,095,000 and $3,293,474,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2018 and December 31, 2017, substantially above 200% of the authorized control level.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018, except as set forth below.

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

There have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. We have previously reported that in April 2016, the U.S. Department of Labor (“DOL”) issued a regulation that significantly expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 and the Internal Revenue Code of 1986 (the “fiduciary rule”). The fiduciary rule impacted individuals and entities that offer investment advice to purchasers of qualified retirement products, such as IRA’s and qualified retirement plans. It applied ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not previously subject to the standard when they sell annuities to IRA’s and qualified retirement plans. On June 21, 2018, the U.S. Court of Appeals for the Fifth Circuit issued an order vacating the fiduciary rule, ending the rule’s effectiveness, after finding that the DOL had exceeded its authority in implementing the rule. As a result, the DOL rules regarding ERISA fiduciary status that existed prior to the adoption of the fiduciary rule are again applicable.

On April 18, 2018, the SEC released a proposal to address the standards of care applicable to broker-dealers and investment advisers. With respect to broker-dealers, the SEC proposed “Regulation Best Interest,” which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities. With respect to investment advisers, the SEC proposal contained interpretive guidance regarding the responsibilities of investment advisers arising from the statutory fiduciary duty owed by advisers to their clients. The proposal also would require broker-dealers and investment advisers to disclose their SEC registration status in certain retail investor communications and to provide retail customers a client relationship summary on proposed Form CRS to disclose certain information about the nature of the customer’s relationship with their investment professional. The proposal is currently subject to a 90-day public comment period, which could be extended by the SEC. In addition, the NAIC and several states have passed legislation or proposed regulations requiring investment advisers and broker-dealers to disclose conflicts of interest to clients or to meet standards that advice be in the best interest of customers. Such legislation and regulations, if adopted, could affect how our variable insurance products are designed, sold and serviced.

International standards continue to emerge in response to the globalization of the insurance industry and evolving standards of regulation, solvency measurement and risk management. Any international conventions or mandates that directly or indirectly impact or influence the nature of U.S. regulation or industry operations could negatively affect us.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulation Applicable to Our Business, in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below represents all share repurchases for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – April 30	—	—
May 1 – May 31	6,667	$121.93
June 1 – June 30	—	—

All of the shares included in the table above represent shares of restricted stock granted pursuant to the Company’s 1999 Stock and Incentive Plan. The Compensation Committee of the Company’s Board of Directors has authorized the settlement of restricted stock awards in cash upon expiration of the forfeiture restrictions with respect to such awards. Consistent with such authorization, the Company repurchased a total of 6,667 shares of restricted stock from two Company directors and two advisory directors following the May 1, 2018 expiration of such shares’ forfeiture restrictions. Similar repurchases may occur in the future upon restricted stock vesting. Further information regarding restricted stock awards is provided in Note 14, Stockholders’ Equity and Noncontrolling Interests, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed February 23, 2018).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and Chief Executive Officer

By:	/s/ Timothy A. Walsh
Name:	Timothy A.Walsh
Title:	Executive Vice President, CFO, Treasurer and ML and P&C Operations

Date: August 7, 2018