Form 10-Q
period 2018-09-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2018-11-06
CIK 904163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 01, 2018, there were 26,885,449 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited and in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $7,941,606 and $7,774,353)	$8,010,576	$7,552,959
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,119,694 and $5,957,901)	6,074,668	6,145,308
Equity securities, at fair value (Cost $696,474 and $757,583)	1,810,647	1,784,226
Mortgage loans on real estate, net of allowance	5,139,758	4,749,999
Policy loans	374,256	377,103
Investment real estate, net of accumulated depreciation of $268,559 and $260,904	543,440	532,346
Short-term investments	217,221	658,765
Other invested assets	74,956	80,165

Total investments	22,245,522	21,880,871

Cash and cash equivalents	606,775	375,837
Investments in unconsolidated affiliates	535,729	484,207
Accrued investment income	186,421	187,670
Reinsurance recoverables	460,125	418,589
Prepaid reinsurance premiums	56,038	63,625
Premiums due and other receivables	377,618	314,345
Deferred policy acquisition costs	1,458,591	1,373,844
Property and equipment, net of accumulated depreciation of $233,635 and $217,076	111,495	115,818
Current tax receivable	42,717	44,170
Prepaid pension	32,118	—
Other assets	147,078	158,024
Separate account assets	1,043,688	969,764

Total assets	$27,303,915	$26,386,764

LIABILITIES
Future policy benefits
Life	$3,023,872	$2,997,353
Annuity	1,501,035	1,400,150
Health	54,967	57,104
Policyholders’ account balances	12,522,225	12,060,045
Policy and contract claims	1,472,040	1,390,561
Unearned premium reserve	941,180	875,294
Other policyholder funds	329,489	334,501
Liability for retirement benefits	78,355	114,538
Notes payable	137,504	137,458
Deferred tax liabilities, net	345,235	316,370
Other liabilities	472,655	477,855
Separate account liabilities	1,043,688	969,764

Total liabilities	21,922,245	21,130,993

EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value,—Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,885,449 and 26,931,884 shares	30,832	30,832
Additional paid-in capital	20,673	19,193
Accumulated other comprehensive income (loss)	(123,709)	642,216
Retained earnings	5,553,383	4,656,134
Treasury stock, at cost	(108,492)	(101,616)

Total American National stockholders’ equity	5,372,687	5,246,759
Noncontrolling interest	8,983	9,012

Total equity	5,381,670	5,255,771

Total liabilities and equity	$27,303,915	$26,386,764

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
PREMIUMS AND OTHER REVENUE
Premiums
Life	$91,176	$84,862	$257,147	$241,623
Annuity	47,296	65,007	185,140	160,205
Health	45,154	41,832	135,039	115,464
Property and casualty	374,842	345,816	1,086,862	1,006,516
Other policy revenues	70,840	54,030	213,317	183,558
Net investment income	285,532	241,205	740,942	704,326
Net realized investment gains (losses)	(8,606)	33,929	9,575	59,338
Other-than-temporary impairments	—	(3,485)	—	(11,737)
Net unrealized gains on equity securities	133,825	—	145,687	—
Other income	12,177	9,554	33,973	27,347

Total premiums and other revenues	1,052,236	872,750	2,807,682	2,486,640

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	119,816	106,904	315,320	309,530
Annuity	64,153	79,090	231,002	201,568
Claims incurred
Health	29,751	28,546	90,201	76,124
Property and casualty	272,885	238,178	795,501	719,888
Interest credited to policyholders’ account balances	133,418	104,699	309,694	295,255
Commissions for acquiring and servicing policies	138,979	141,645	433,412	408,582
Other operating expenses	118,761	112,969	373,102	365,000
Change in deferred policy acquisition costs	(8,794)	(32,225)	(45,876)	(69,407)

Total benefits, losses and expenses	868,969	779,806	2,502,356	2,306,540

Income before federal income tax and other items	183,267	92,944	305,326	180,100

Less: Provision (benefit) for federal income taxes
Current	(39,937)	22,980	(26,404)	26,924
Deferred	59,156	14,203	68,769	37,518

Total provision for federal income taxes	19,219	37,183	42,365	64,442

Income after federal income tax	164,048	55,761	262,961	115,658

Equity in earnings of unconsolidated affiliates	13,029	22,387	18,905	44,200
Other components of net periodic pension costs, net of tax	(1,236)	(1,545)	(3,705)	(8,365)

Net income	175,841	76,603	278,161	151,493
Less : Net income attributable to noncontrolling interest, net of tax	2,377	3,334	1,781	2,425

Net income attributable to American National	$173,464	$73,269	$276,380	$149,068

Amounts available to American National common stockholders
Earnings per share
Basic	$6.45	$2.72	$10.28	$5.54
Diluted	6.44	2.72	10.26	5.53
Cash dividends to common stockholders	0.82	0.82	2.46	2.46
Weighted average common shares outstanding	26,886,498	26,894,538	26,886,299	26,895,952
Weighted average common shares outstanding and dilutive potential common shares	26,893,013	26,958,664	26,923,540	26,959,227

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$175,841	$76,603	$278,161	$151,493

Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	(14,395)	29,774	(142,116)	126,362
Foreign currency transaction and translation adjustments	(181)	411	(681)	694
Defined benefit pension plan adjustment	1,601	1,535	3,991	9,276

Other comprehensive income (loss), net of tax	(12,975)	31,720	(138,806)	136,332

Total comprehensive income	162,866	108,323	139,355	287,825
Less: Comprehensive income attributable to noncontrolling interest	2,377	3,334	1,781	2,425

Total comprehensive income attributable to American National	$160,489	$104,989	$137,574	$285,400

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited and in thousands)

	Nine months ended September 30,
	2018	2017
Common Stock
Balance at beginning and end of the period	$30,832	$30,832

Additional Paid-In Capital
Balance as of January 1,	19,193	16,406
Reissuance of treasury shares	1,172	1,964
Amortization of restricted stock	308	618

Balance at end of the period	20,673	18,988

Accumulated Other Comprehensive Income (Loss)
Balance as of January 1,	642,216	455,899
Cumulative effect of accounting change	(627,119)	—
Other comprehensive income (loss)	(138,806)	136,332

Balance at end of the period	(123,709)	592,231

Retained Earnings
Balance as of January 1,	4,656,134	4,250,818
Cumulative effect of accounting changes	687,051	—
Net income attributable to American National	276,380	149,068
Cash dividends to common stockholders	(66,182)	(66,249)

Balance at end of the period	5,553,383	4,333,637

Treasury Stock
Balance as of January 1,	(101,616)	(101,777)
Reissuance (purchase) of treasury shares	(6,876)	161

Balance at end of the period	(108,492)	(101,616)

Noncontrolling Interest
Balance as of January 1,	9,012	9,317
Contributions	—	224
Distributions	(1,810)	(2,492)
Net income attributable to noncontrolling interest	1,781	2,425

Balance at end of the period	8,983	9,474

Total Equity	$5,381,670	$4,883,546

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$278,161	$151,493
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(9,575)	(59,338)
Other-than-temporary impairments	—	11,737
Accretion of premiums, discounts and loan origination fees	(4,303)	(4,233)
Net capitalized interest on policy loans and mortgage loans	(29,250)	(25,218)
Depreciation	39,241	41,131
Interest credited to policyholders’ account balances	309,694	295,255
Charges to policyholders’ account balances	(213,317)	(183,558)
Deferred federal income tax expense	68,769	37,518
Equity in earnings of unconsolidated affiliates	(18,905)	(44,200)
Distributions from equity method investments	16,375	1,133
Changes in
Policyholder liabilities	281,596	273,411
Deferred policy acquisition costs	(45,876)	(69,407)
Reinsurance recoverables	(41,536)	(7,063)
Premiums due and other receivables	(63,272)	(38,499)
Prepaid reinsurance premiums	7,587	(2,500)
Accrued investment income	1,249	(3,596)
Current tax receivable/payable	1,454	21,571
Liability for retirement benefits	(63,249)	(7,934)
Fair value of option securities	(58,396)	(56,920)
Fair value of equity securities	(145,687)	—
Other, net	53,782	40,578

Net cash provided by operating activities	364,542	371,361

INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	492,160	599,202
Available-for-sale securities	348,149	327,424
Equity securities	164,413	106,090
Investment real estate	11,577	46,745
Mortgage loans	467,040	431,702
Policy loans	42,071	39,003
Other invested assets	84,846	62,815
Disposals of property and equipment	93	554
Distributions from unconsolidated affiliates	35,684	12,561
Payment for the purchase/origination of
Held-to-maturity securities	(1,011,398)	(690,190)
Available-for-sale securities	(436,877)	(438,798)
Equity securities	(40,981)	(96,819)
Investment real estate	(35,583)	(27,527)
Mortgage loans	(834,877)	(848,263)
Policy loans	(18,268)	(18,953)
Other invested assets	(61,407)	(33,062)
Additions to property and equipment	(13,527)	(19,162)
Contributions to unconsolidated affiliates	(100,567)	(23,267)
Change in short-term investments	441,544	(369,547)
Change in collateral held for derivatives	40,243	29,797
Other, net	(5,795)	19,055

Net cash used in investing activities	(431,460)	(890,640)

FINANCING ACTIVITIES
Policyholders’ account deposits	1,378,325	1,607,263
Policyholders’ account withdrawals	(1,012,522)	(960,161)
Change in notes payable	45	2,084
Dividends to stockholders	(66,182)	(66,249)
Payments to noncontrolling interest	(1,810)	(2,268)

Net cash provided by financing activities	297,856	580,669

NET INCREASE IN CASH AND CASH EQUIVALENTS	230,938	61,390
Beginning of the period	375,837	289,338

End of the period	$606,775	$350,728

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

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB issued guidance that superseded most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The Company’s revenues include premium, other policy revenue, net investment income, realized investment gains, and other income. Other income includes fee income which is recognized when obligations under the terms specified within a contract with a customer are either (1) satisfied at a point in time or (2) the progress of completion is measured over a period of time as the obligation is performed using the input method. The Company adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The majority of our revenue sources are insurance related and not in the scope of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018.

In January 2016, the FASB issued guidance that changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value and the changes in fair value are recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, cumulative unrealized gains and losses on equity securities of $667.7 million, partially offset by $30.4 million participating policyholders’ interest, net of tax, related to unrealized gains and losses on equity securities, were reclassified from accumulated other comprehensive income to retained earnings. In April 2018, an additional $10.2 million deferred policy acquisition cost adjustment, net of tax, related to net unrealized gains and losses on equity securities, was reclassified from accumulated other comprehensive income to retained earnings. Earnings increased $105.7 million and $115.1 million, net of tax, for the three and nine months ended September 30, 2018, respectively from the change in net unrealized gains and losses on equity securities.

In October of 2016, the FASB issued guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Whereas, prior guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, an other liability was released and retained earnings increased by $59.9 million. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows for the nine months ended September 30, 2018.

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs. The guidance requires the service cost component to be reported in the same line item as other compensation costs. All other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company adopted the standard on its required effective date of January 1, 2018 using a retrospective approach. Upon adoption, other components of net periodic pension costs of $1.5 million and $8.4 million, net of tax, for the three and nine months ended September 30, 2017, respectively, were reclassified from other operating expenses. The guidance changed presentation only and did not have an impact on the Company’s consolidated financial position, results of operations, equity or cash flows. Since the Company’s defined benefit pension plans have been frozen, the components of net periodic benefit costs have not materially changed from year-end 2017.

Note 3 – Recently Issued Accounting Pronouncements – (Continued)

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance with future effective dates relevant to American National:

In February 2016, the FASB issued guidance that will require significant changes to the statement of financial position of lessees. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. Lessor accounting is less affected by the standard, but has been updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 and will be implemented using the effective date method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date. We have identified and analyzed the majority of the lease contracts and do not expect the adoption of the standard to be material to the Company’s results of operations or financial position.

In June 2016, the FASB issued guidance that will significantly change how entities measure credit losses for most financial assets, reinsurance recoverables and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do under the current other-than-temporary impairment model. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company must develop appropriate models to measure expected credit losses to begin determining the impact of adopting the standard on our results of operations or financial position.

In February 2018, the FASB issued guidance that allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company plans to adopt the standard effective January 1, 2019. The guidance changes equity presentation only and will not have an impact on the Company’s results of operations or financials position.

In August 2018, the FASB issued guidance that seeks to improve financial reporting for insurance companies that issue long duration contracts. The guidance improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows. The guidance will simplify and improve accounting for certain market-based options or guarantees associated with deposit type contracts, simplify the amortization of deferred acquisition costs and provide users of the financial statements with enhanced disclosures. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2020. The Company is in the process of evaluating the impact of the adoption of this standard.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$247,206	$5,328	$(487)	$252,047
Foreign governments	3,974	392	—	4,366
Corporate debt securities	7,472,207	60,834	(136,329)	7,396,712
Residential mortgage-backed securities	285,878	5,323	(4,059)	287,142
Collateralized debt securities	594	11	—	605
Other debt securities	717	17	—	734

Total bonds held-to-maturity	8,010,576	71,905	(140,875)	7,941,606

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,306	305	(453)	28,158
U.S. states and political subdivisions	855,782	10,930	(7,683)	859,029
Foreign governments	5,000	1,120	—	6,120
Corporate debt securities	5,195,655	44,841	(94,229)	5,146,267
Residential mortgage-backed securities	32,080	312	(865)	31,527
Collateralized debt securities	2,871	701	(5)	3,567

Total bonds available-for-sale	6,119,694	58,209	(103,235)	6,074,668

Equity securities
Common stock	678,992	1,119,395	(7,175)	1,791,212
Preferred stock	17,482	1,953	—	19,435

Total equity securities	696,474	1,121,348	(7,175)	1,810,647

Total investments in securities	$14,826,744	$1,251,462	$(251,285)	$15,826,921

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$266,966	$12,466	$(37)	$279,395
Foreign governments	4,011	582	—	4,593
Corporate debt securities	7,032,464	217,883	(18,020)	7,232,327
Residential mortgage-backed securities	246,803	9,702	(1,262)	255,243
Collateralized debt securities	923	31	—	954
Other debt securities	1,792	49	—	1,841

Total bonds held-to-maturity	7,552,959	240,713	(19,319)	7,774,353

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,569	475	(146)	27,898
U.S. states and political subdivisions	866,250	31,621	(824)	897,047
Foreign governments	5,000	1,460	—	6,460
Corporate debt securities	5,038,908	170,112	(16,093)	5,192,927
Residential mortgage-backed securities	15,009	37	(329)	14,717
Collateralized debt securities	3,171	651	(4)	3,818
Other debt securities	1,994	447	—	2,441

Total bonds available-for-sale	5,957,901	204,803	(17,396)	6,145,308

Equity securities
Common stock	738,453	1,029,340	(7,166)	1,760,627
Preferred stock	19,130	4,469	—	23,599

Total equity securities	757,583	1,033,809	(7,166)	1,784,226

Total investments in securities	$14,268,443	$1,479,325	$(43,881)	$15,703,887

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2018
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$330,810	$335,370	$78,293	$78,999
Due after one year through five years	4,207,211	4,226,509	2,476,253	2,486,617
Due after five years through ten years	2,850,306	2,774,862	3,053,003	3,004,384
Due after ten years	622,249	604,865	512,145	504,668

Total	$8,010,576	$7,941,606	$6,119,694	$6,074,668

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.

Proceeds from sales of fixed maturity available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Proceeds from sales of fixed maturity available-for-sale securities	$18,424	$72,910	$64,980	$117,467
Gross realized gains	—	31,397	376	46,385
Gross realized losses	(569)	(4,837)	(1,156)	(4,983)

Gains and losses are determined using specific identification of the securities sold. During the nine months ended September 30, 2018 and 2017, bonds with a carrying value of $73,071,000 and $25,266,000, respectively, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ credit worthiness became evident. A realized loss of $6,000,000 was recorded in 2017 on a bond that was transferred due to an other-than-temporary impairment.

The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Nine months ended September 30,
	2018	2017
Bonds available-for-sale	$(232,433)	$85,740
Adjustments for
Deferred policy acquisition costs	38,871	(11,551)
Participating policyholders’ interest	13,975	(9,140)
Deferred federal income tax benefit (expense)	37,471	(22,480)

Change in net unrealized gains (losses) on debt securities, net of tax	$(142,116)	$42,569

The components of the change in unrealized (gains) losses on equity securities are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net gains on equity securities	$126,495	$63,711	$150,487	$170,850
Less: Net (gains) losses on equity securities sold	7,330	(26,842)	(4,800)	(41,937)

Unrealized gains on equity securities	$133,825	$36,869	$145,687	$128,913

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2018
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(487)	$25,772	$—	$—	$(487)	$25,772
Corporate debt securities	(122,326)	3,861,692	(14,003)	254,988	(136,329)	4,116,680
Residential mortgage-backed securities	(2,508)	114,526	(1,551)	25,357	(4,059)	139,883

Total bonds held-to-maturity	(125,321)	4,001,990	(15,554)	280,345	(140,875)	4,282,335

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(275)	16,763	(178)	7,922	(453)	24,685
U.S. states and political subdivisions	(5,783)	323,896	(1,900)	27,720	(7,683)	351,616
Corporate debt securities	(78,920)	2,717,092	(15,309)	178,421	(94,229)	2,895,513
Residential mortgage-backed securities	(316)	16,448	(549)	12,064	(865)	28,512
Collateralized debt securities	(2)	159	(3)	100	(5)	259

Total bonds available-for-sale	(85,296)	3,074,358	(17,939)	226,227	(103,235)	3,300,585

Equity securities
Common stock	(5,634)	31,117	(1,541)	8,635	(7,175)	39,752

Total equity securities	(5,634)	31,117	(1,541)	8,635	(7,175)	39,752

Total	$(216,251)	$7,107,465	$(35,034)	$515,207	$(251,285)	$7,622,672

	December 31, 2017
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$1,937	$—	$—	$(37)	$1,937
Corporate debt securities	(8,444)	951,425	(9,576)	192,737	(18,020)	1,144,162
Residential mortgage-backed securities	(325)	49,283	(937)	18,888	(1,262)	68,171

Total bonds held-to-maturity	(8,806)	1,002,645	(10,513)	211,625	(19,319)	1,214,270

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(141)	20,352	(5)	3,875	(146)	24,227
U.S. states and political subdivisions	(160)	27,669	(664)	28,010	(824)	55,679
Corporate debt securities	(6,657)	559,710	(9,436)	159,532	(16,093)	719,242
Residential mortgage-backed securities	(193)	12,419	(136)	1,428	(329)	13,847
Collateralized debt securities	—	—	(4)	123	(4)	123

Total bonds available-for-sale	(7,151)	620,150	(10,245)	192,968	(17,396)	813,118

Equity securities
Common stock	(7,166)	60,391	—	—	(7,166)	60,391

Total equity securities	(7,166)	60,391	—	—	(7,166)	60,391

Total	$(23,123)	$1,683,186	$(20,758)	$404,593	$(43,881)	$2,087,779

As of September 30, 2018, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is more-likely-than-not that American National will not be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	September 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$619,031	$625,804	4.5%	$638,039	$664,396	4.8%
AA	1,258,310	1,260,219	9.0	1,220,544	1,264,282	9.0
A	5,213,022	5,158,582	36.8	4,856,802	4,997,574	35.9
BBB	6,531,238	6,475,759	46.2	6,273,220	6,480,719	46.6
BB and below	508,669	495,910	3.5	522,255	512,690	3.7

Total	$14,130,270	$14,016,274	100.0%	$13,510,860	$13,919,661	100.0%

Equity securities by market sector distribution are shown below:

	September 30, 2018	December 31, 2017
Consumer goods	21.6%	20.2%
Energy and utilities	7.9	8.6
Finance	18.1	21.9
Healthcare	12.7	11.8
Industrials	9.5	9.5
Information technology	23.0	20.0
Other	7.2	8.0

Total	100.0%	100.0%

Note 5 – Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	September 30, 2018	December 31, 2017
East North Central	15.5%	15.4%
East South Central	2.9	3.1
Mountain	17.8	14.0
Pacific	15.7	16.5
South Atlantic	12.2	14.1
West South Central	28.3	29.8
Other	7.6	7.1

Total	100.0%	100.0%

For the nine months ended September 30, 2018, American National foreclosed on four loans with a total recorded investment of $22,608,000. Seven loans with a total recorded investment of $51,829,000 were in the process of foreclosure. For the year ended December 31, 2017, American National foreclosed on one loan with a recorded investment of $2,285,000, and four loans with a total recorded investment of $17,263,000 were in the process of foreclosure. American National did not sell any loans during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
September 30, 2018
Industrial	$—	$—	$28,822	$28,822	$843,497	$872,319	16.9
Office	10,103	—	5,164	15,267	1,733,759	1,749,026	33.9
Retail	—	—	—	—	857,602	857,602	16.6
Other	—	—	—	—	1,680,178	1,680,178	32.6

Total	$10,103	$—	$33,986	$44,089	$5,115,036	$5,159,125	100.0

Allowance for loan losses						(19,367)

Total, net of allowance						$5,139,758

December 31, 2017
Industrial	$4,985	$—	$—	$4,985	$781,385	$786,370	16.5
Office	—	10,713	8,881	19,594	1,764,151	1,783,745	37.4
Retail	—	—	—	—	750,979	750,979	15.7
Other	—	—	—	—	1,447,771	1,447,771	30.4

Total	$4,985	$10,713	$8,881	$24,579	$4,744,286	$4,768,865	100.0

Allowance for loan losses						(18,866)

Total, net of allowance						$4,749,999

There were no unamortized purchase discounts for the nine months ended September 30, 2018 or during the year ended December 31, 2017. Total mortgage loans were also net of unamortized origination fees of $30,591,000 and $32,766,000 at September 30, 2018 and December 31, 2017, respectively. No unearned income is included in these amounts.

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

The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance at January 1, 2018	451	$4,762,315	$16,041	3	$6,550	$2,825	454	$4,768,865	$18,866

Change in allowance	—	—	600	—	—	(99)	—	—	501
Net change in recorded investment	3	379,187	—	(1)	11,073	—	2	390,260	—

Ending balance at September 30, 2018	454	$5,141,502	$16,641	2	$17,623	$2,726	456	$5,159,125	$19,367

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Nine months ended September 30,
	2018			2017
	Number of loans	Recorded investment pre- modification	Recorded investment post modification	Number of loans	Recorded investment pre- modification	Recorded investment post modification
Office	1	$5,164	$5,164	1	$10,103	$10,103
Other (hotel/motel)	—	—	—	5	24,801	24,801

Total	1	$5,164	$5,164	6	$34,904	$34,904

There was one loan determined to be a troubled debt restructuring for the nine months ended September 30, 2018. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows:

	September 30, 2018	December 31, 2017
Industrial	6.2%	6.0%
Office	40.7	39.0
Retail	39.3	39.3
Other	13.8	15.7

Total	100.0%	100.0%

	September 30, 2018	December 31, 2017
East North Central	6.3%	6.1%
East South Central	5.0	3.6
Mountain	12.8	13.2
Pacific	8.0	8.5
South Atlantic	15.0	14.0
West South Central	50.5	52.4
Other	2.4	2.2

Total	100.0%	100.0%

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

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	September 30, 2018	December 31, 2017
Investment real estate	$142,256	$148,456
Short-term investments	500	501
Cash and cash equivalents	10,464	6,320
Other receivables	3,932	4,461
Other assets	12,208	15,920

Total assets of consolidated VIEs	$169,360	$175,658

Notes payable	$137,504	$137,458
Other liabilities	5,278	5,616

Total liabilities of consolidated VIEs	$142,782	$143,074

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $27,069,000 and $28,377,000 at September 30, 2018 and December 31, 2017, respectively.

The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

Interest rate	Maturity	September 30, 2018	December 31, 2017
LIBOR	2020	$10,211	$9,702
90 day LIBOR + 2.5%	2021	41,826	40,124
4% fixed	2022	85,467	87,632

Total		$137,504	$137,458

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$346,166	$346,166	$314,808	$314,808
Mortgage loans	622,603	622,603	493,014	493,014
Accrued investment income	2,528	2,528	1,817	1,817

As of September 30, 2018, no real estate investments were classified as held for sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	September 30, 2018			December 31, 2017
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	473	$2,278,800	$256,969	468	$1,885,600	$220,190
Equity-indexed embedded derivative	Policyholders’ account balances	87,342	2,245,380	652,136	76,621	1,819,523	512,526

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Equity-indexed options	Net investment income	$50,943	$20,992	$58,576	$57,555
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(52,797)	(25,637)	(56,960)	(69,741)

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

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

Counterparty	Moody/S&P Rating	September 30, 2018
		Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$54,151	$54,123	$54,123	$—	$28
Goldman-Sachs	A3/BBB+	1,124	1,030	1,030	—	94
ING	Baa1/A-	27,994	28,570	27,994	576	—
Morgan Stanley	A3/BBB+	23,986	23,696	23,696	—	290
NATIXIS*	A1/A	52,089	52,550	52,089	461	—
SunTrust	Baa1/BBB+	46,573	45,970	45,970	—	603
Wells Fargo	A2/A-	51,052	51,700	50,770	930	282

Total		$256,969	$257,639	$255,672	$1,967	$1,297

Counterparty	Moody/S&P Rating	December 31, 2017
		Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$55,215	$56,883	$55,215	$1,668	$—
Goldman-Sachs	A3/BBB+	956	780	780	—	176
ING	Baa1/A-	26,650	27,330	26,650	680	—
JP Morgan	A3/A-	189	—	—	—	189
Morgan Stanley	A3/BBB+	17,490	18,776	17,490	1,286	—
NATIXIS*	A2/A	37,550	33,860	33,860	—	3,690
SunTrust	Baa1/BBB+	37,266	36,560	36,560	—	706
Wells Fargo	A2/A	44,874	47,230	44,874	2,356	—

Total		$220,190	$221,419	$215,429	$5,990	$4,761

* Includes collateral restrictions.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Bonds	$141,045	$134,990	$423,669	$404,793
Dividends on equity securities	10,387	9,688	30,725	28,694
Mortgage loans	64,741	54,913	187,608	179,933
Real estate	2,783	8,233	11,278	6,484
Options	50,943	20,992	58,576	57,555
Other invested assets	15,633	12,389	29,086	26,867

Total	$285,532	$241,205	$740,942	$704,326

Net realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Bonds	$1,858	$6,116	$8,595	$16,184
Equity securities	(7,330)	26,842	4,800	41,937
Mortgage loans	(2,279)	(664)	(2,833)	(5,369)
Real estate	(886)	(161)	(1,000)	4,838
Other invested assets	31	1,796	13	1,748

Total	$(8,606)	$33,929	$9,575	$59,338

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Bonds	$—	$(47)	$—	$(6,047)
Equity securities	—	(3,438)	—	(5,690)

Total	$—	$(3,485)	$—	$(11,737)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,010,576	$7,941,606	$7,552,959	$7,774,353
Fixed maturity securities, bonds available-for-sale	6,074,668	6,074,668	6,145,308	6,145,308
Equity securities	1,810,647	1,810,647	1,784,226	1,784,226
Equity-indexed options	256,969	256,969	220,190	220,190
Mortgage loans on real estate, net of allowance	5,139,758	5,097,623	4,749,999	4,811,006
Policy loans	374,256	374,256	377,103	377,103
Short-term investments	217,221	217,221	658,765	658,765
Separate account assets	1,043,688	1,043,688	969,764	969,764

Total financial assets	$22,927,783	$22,816,678	$22,458,314	$22,740,715

Financial liabilities
Investment contracts	$10,016,438	$10,016,438	$8,990,771	$8,990,771
Embedded derivative liability for equity-indexed contracts	652,136	652,136	512,526	512,526
Notes payable	137,504	137,504	137,458	137,458
Separate account liabilities	1,043,688	1,043,688	969,764	969,764

Total financial liabilities	$11,849,766	$11,849,766	$10,610,519	$10,610,519

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

Equity Securities—For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimate of fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for fixed maturity securities. If applicable, these estimates would be disclosed as Level 2 measurements. American National tests the accuracy of the information provided by reference to other services annually.

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

Separate account assets and liabilities—Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National and that represent the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated financial statements.

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

•

Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At September 30, 2018 and December 31, 2017, the one year implied volatility used to estimate embedded derivative value was 8.9% and 13.7%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	September 30, 2018	December 31, 2017	Unobservable Input	September 30, 2018	December 31, 2017
Indexed Annuities	$635.9	$498.3	Lapse Rate	1-66%	1-66%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	10-40%	7-30%
Indexed Life	16.2	14.2	Equity Volatility	10-40%	7-30%

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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of September 30, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$252,047	$—	$252,047	$—
Foreign governments	4,366	—	4,366	—
Corporate debt securities	7,396,712	—	7,396,712	—
Residential mortgage-backed securities	287,142	—	287,142	—
Collateralized debt securities	605	—	605	—
Other debt securities	734	—	734	—

Total bonds held-to-maturity	7,941,606	—	7,941,606	—

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,158	—	28,158	—
U.S. states and political subdivisions	859,029	—	859,029	—
Foreign governments	6,120	—	6,120	—
Corporate debt securities	5,146,267	—	5,142,034	4,233
Residential mortgage-backed securities	31,527	—	31,527	—
Collateralized debt securities	3,567	—	3,567	—

Total bonds available-for-sale	6,074,668	—	6,070,435	4,233

Equity securities
Common stock	1,791,212	1,791,109	—	103
Preferred stock	19,435	19,435	—	—

Total equity securities	1,810,647	1,810,544	—	103

Options	256,969	—	—	256,969
Mortgage loans on real estate	5,097,623	—	5,097,623	—
Policy loans	374,256	—	—	374,256
Short-term investments	217,221	—	217,221	—
Separate account assets	1,043,688	—	1,043,688	—

Total financial assets	$22,816,678	$1,810,544	$20,370,573	$635,561

Financial liabilities
Investment contracts	$10,016,438	$—	$—	$10,016,438
Embedded derivative liability for equity-indexed contracts	652,136	—	—	652,136
Notes payable	137,504	—	—	137,504
Separate account liabilities	1,043,688	—	1,043,688	—

Total financial liabilities	$11,849,766	$—	$1,043,688	$10,806,078

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2017
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$279,395	$—	$276,450	$2,945
Foreign governments	4,593	—	4,593	—
Corporate debt securities	7,232,327	—	7,232,327	—
Residential mortgage-backed securities	255,243	—	255,243	—
Collateralized debt securities	954	—	954	—
Other debt securities	1,841	—	1,841	—

Total bonds held-to-maturity	7,774,353	—	7,771,408	2,945

Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,898	—	27,898	—
U.S. states and political subdivisions	897,047	—	897,047	—
Foreign governments	6,460	—	6,460	—
Corporate debt securities	5,192,927	—	5,192,927	—
Residential mortgage-backed securities	14,717	—	14,717	—
Collateralized debt securities	3,818	—	3,818	—
Other debt securities	2,441	—	2,441	—

Total bonds available-for-sale	6,145,308	—	6,145,308	—

Equity securities
Common stock	1,760,627	1,760,499	—	128
Preferred stock	23,599	23,599	—	—

Total equity securities	1,784,226	1,784,098	—	128

Options	220,190	—	—	220,190
Mortgage loans on real estate	4,811,006	—	4,811,006	—
Policy loans	377,103	—	—	377,103
Short-term investments	658,765	—	658,765	—
Separate account assets	969,764	—	969,764	—

Total financial assets	$22,740,715	$1,784,098	$20,356,251	$600,366

Financial liabilities
Investment contracts	$8,990,771	$—	$—	$8,990,771
Embedded derivative liability for equity-indexed contracts	512,526	—	—	512,526
Notes payable	137,458	—	—	137,458
Separate account liabilities	969,764	—	969,764	—

Total financial liabilities	$10,610,519	$—	$969,764	$9,640,755

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Assets		Liability	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance, 2018	$—	$217,341	$592,913	$—	$220,190	$512,526
Net gain for derivatives included in net investment income	—	50,866	—	—	58,433	—
Net change included in interest credited	—	—	52,797	—	—	56,960
Purchases, sales and settlements or maturities
Purchases	4,233	15,195	—	4,233	58,207	—
Sales	—	—	—	—	—	—
Settlements or maturities	—	(26,433)	—	—	(79,861)	—
Premiums less benefits	—	—	6,426	—	—	82,650

Ending balance at September 30, 2018	$4,233	$256,969	$652,136	$4,233	$256,969	$652,136

Beginning balance, 2017	$15,852	$172,377	$390,189	$14,264	$156,479	$314,330
Total realized and unrealized investment losses included in other comprehensive income	(3,703)	—	—	(8,065)	—	—
Net gain for derivatives included in net investment income	—	20,671	—	. —	57,004	—
Net change included in interest credited	—	—	25,637	—	—	69,741
Purchases, sales and settlements or maturities
Purchases	—	12,047	—	—	33,062	—
Sales	(5,297)	—	—	(8,836)	(12,837)	—
Settlements or maturities	(4,010)	(15,421)	—	(7,020)	(44,034)	—
Premiums less benefits	—	—	23,420	—	—	55,175
Carry value transfers in	—	—	—	15,000	—	—
Gross transfers into Level 3	—	—	—	382	—	—
Gross transfers out of Level 3	—	—	—	(2,883)	—	—

Ending balance at September 30, 2017	$2,842	$189,674	$439,246	$2,842	$189,674	$439,246

Within the net gain for derivatives included in net investment income were unrealized gains of $18,868,000 and gains of $26,489,000, relating to assets still held at September 30, 2018, and 2017, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. The transfers into Level 3 during the nine months ended September 30, 2017 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of September 30, 2018. The transfers out of Level 3 during the nine months ended September 30, 2017 were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2018	$791,276	$426,497	$36,806	$119,265	$1,373,844

Additions	98,617	76,580	9,268	237,824	422,289
Amortization	(80,467)	(57,520)	(11,328)	(227,098)	(376,413)
Effect of change in unrealized gains on available-for-sale debt securities	13,294	25,577	—	—	38,871

Net change	31,444	44,637	(2,060)	10,726	84,747

Ending balance at September 30, 2018	$822,720	$471,134	$34,746	$129,991	$1,458,591

Commissions comprise the majority of the additions to deferred policy acquisition costs.

Note 11 – Liability for Unpaid Claims and Claim Adjustment Expenses

The liability for unpaid claims and claim adjustment expenses (“claims”) for health and property and casualty insurance is included in “Policy and contract claims” in the consolidated statements of financial position and is the amount estimated for incurred but not reported (“IBNR”) claims and claims that have been reported but not settled. Liability for unpaid claims are estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, less anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. There have been no significant changes in methodologies or assumptions used to calculate the liability for unpaid claims and claim adjustment expenses.

Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2018	2017
Unpaid claims balance, beginning	$1,199,233	$1,140,723
Less reinsurance recoverables	237,439	216,903

Net beginning balance	961,794	923,820

Incurred related to
Current	895,862	847,289
Prior years	(9,062)	(61,284)

Total incurred claims	886,800	786,005

Paid claims related to
Current	502,175	483,111
Prior years	317,970	259,478

Total paid claims	820,145	742,589

Net balance	1,028,620	967,236
Plus reinsurance recoverables	266,780	232,187

Unpaid claims balance, ending	$1,295,400	$1,199,423

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $9,062,000 during the first nine months of 2018 and decreased by approximately $61,284,000 during the same period in 2017. The decrease for the first nine months in 2018 related to lower-than-anticipated losses in our workers compensation, other commercial, business owner, and commercial package policy lines of business. The decrease for the first nine months of 2017 reflects lower-than-anticipated losses in auto, business owner and commercial package policy lines of business.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at September 30, 2018 was approximately $48,363,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Amount	Rate	Amount*	Rate*	Amount	Rate	Amount*	Rate*
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$38,486	20.0%	$32,530	28.2%	$64,118	19.8%	$63,035	28.1%
Tax on equity in earnings of unconsolidated affiliates	2,736	1.0	7,836	6.8	3,970	1.2	15,470	6.9

Total expected income tax expense at the statutory rate	41,222	21.0	40,366	35.0	68,088	21.0	78,505	35.0
Tax-exempt investment income	(830)	(0.4)	(1,737)	(1.5)	(2,509)	(0.8)	(5,338)	(2.4)
Deferred tax change	—	—	29	—	(909)	(0.3)	(1,202)	(0.5)
Dividend exclusion	(1,064)	(0.5)	(2,078)	(1.8)	(3,050)	(0.9)	(6,242)	(2.8)
Miscellaneous tax credits, net	(1,252)	(0.6)	(2,268)	(2.0)	(5,994)	(1.8)	(7,067)	(3.2)
Low income housing tax credit expense	1,251	0.6	1,254	1.1	3,755	1.2	3,763	1.7
Change in valuation allowance	—	—	—	—	2,700	0.8	—	—
Tax accrual adjustment	(2,893)	(1.5)	—	—	(2,893)	(0.9)	—	—
Return to provision	(18,332)	(9.3)	—	—	(18,332)	(5.7)	—	—
Other items, net	1,117	0.8	1,701	1.5	1,509	0.5	2,023	0.9

Provision for federal income tax before interest expense	19,219	10.1	37,267	32.3	42,365	13.1	64,442	28.7
Interest expense	—	—	(84)	(0.1)	—	—	—	—

Total	$19,219	10.1%	$37,183	32.2%	$42,365	13.1%	$64,442	28.7%

*

Prior year revised to reflect the January 1, 2018 adoption of ASU 2017-07 Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements.

American National made income tax payments of $15,064,000 and $8,466,000 during the nine months ended September 30, 2018 and 2017, respectively.

During the three months ended September 30, 2018, American National recorded an income tax benefit of $18,332,000 related to the filing of its 2017 tax return. The $18.3 million tax benefit was primarily a result of tax deductions taken at the prior year federal tax rate of 35% as opposed to the new federal tax rate of 21% primarily due to a pension plan contribution, depreciation on fixed assets and changes in our estimated income from joint ventures.

Management assesses both positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. During the nine months ended September 30, 2018, management determined that it is more-likely-than-not that the benefit from a deferred tax asset related to its investment in a joint venture will not be realized. In recognition of this risk, American National provided a valuation allowance of $2,700,000 as of September 30, 2018. The valuation allowance resulted in an increase to tax expense on the consolidated statements of operations.

As of September 30, 2018, American National has an alternative minimum tax (AMT) credit carryforward of $6,933,000. Under the Tax Cuts and Jobs Act, AMT credit carryforwards may be utilized to offset regular tax liability. If not utilized, the credits are fully refundable by 2021.

American National’s federal income tax returns for years 2014 to 2017 are subject to examination by the Internal Revenue Service. With few exceptions, American National is no longer subject to examination for years before 2014. During the nine months ended September 30, 2018, we received $48.0 million in refunds related to 2013, 2014, 2015, and 2016. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties or interest were established during 2018 relating to a dispute with the Internal Revenue Service. Management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would decrease American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2018	$716,878	$(72,772)	$(1,890)	$642,216
Amounts reclassified from AOCI (net of tax benefit $606 and expense $1,061)	(2,282)	3,991	—	1,709
Unrealized holding losses arising during the period (net of tax benefit $47,963)	(181,582)	—	—	(181,582)
Unrealized adjustment to DAC (net of tax expense $8,163)	30,708	—	—	30,708
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,935)	11,040	—	—	11,040
Foreign currency adjustment (net of tax benefit $181)	—	—	(681)	(681)
Cumulative effect of changes in accounting (net of tax benefit $334,955)	(627,119)	—	—	(627,119)

Ending balance at September 30, 2018	$(52,357)	$(68,781)	$(2,571)	$(123,709)

Beginning balance January 1, 2017	$547,138	$(88,603)	$(2,636)	$455,899
Amounts reclassified from AOCI (net of tax benefit $12,657 and expense $4,995)	(23,507)	9,276	—	(14,231)
Unrealized holding gains arising during the period (net of tax expense $87,786)	163,031	—	—	163,031
Unrealized adjustment to DAC (net of tax benefit $4,330)	(7,221)	—	—	(7,221)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,199)	(5,941)	—	—	(5,941)
Foreign currency adjustment (net of tax expense $374)	—	—	694	694

Ending balance at September 30, 2017	$673,500	$(79,327)	$(1,942)	$592,231

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30, 2018	December 31, 2017
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,947,000)	(3,900,565)

Outstanding shares	26,885,449	26,931,884
Restricted shares	(10,000)	(74,000)

Unrestricted outstanding shares	26,875,449	26,857,884

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,586	$106.70	74,000	$110.19	52,765	$106.26
Granted	—	—	—	—	8,250	121.93
Exercised	(650)	99.79	(64,000)	114.90	(41,949)	106.94
Forfeited	—	—	—	—	(750)	121.93
Expired	(1,601)	114.17	—	—	—	—

Outstanding at September 30, 2018	335	$84.54	10,000	$80.05	18,316	$111.12

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.79	4.42	0.53
Exercisable shares	335	N/A	N/A
Weighted-average exercise price	$84.54	$80.05	$111.12
Weighted-average exercise price exercisable shares	84.54	N/A	N/A
Compensation expense (credit)
Three months ended September 30, 2018	$7,000	$24,000	$371,000
Three months ended September 30, 2017	5,000	206,000	565,000
Nine months ended September 30, 2018	(27,000)	308,000	920,000
Nine months ended September 30, 2017	(44,000)	618,000	2,214,000
Fair value of liability award
September 30, 2018	$34,000	N/A	$2,465,000
December 31, 2017	63,000	N/A	6,376,000

The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting.

RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and most of these awards feature a graded vesting schedule in the case of the retirement, death or disability of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 10,000 shares are unvested.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding	26,886,498	26,894,538	26,886,299	26,895,952
Incremental shares from RS awards and RSUs	6,515	64,126	37,241	63,275

Total shares for diluted calculations	26,893,013	26,958,664	26,923,540	26,959,227

Net income attributable to American National (in thousands)	$173,464	$73,269	$276,380	$149,068
Basic earnings per share	$6.45	$2.72	$10.28	$5.54
Diluted earnings per share	$6.44	$2.72	$10.26	$5.53

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2018 and December 31, 2017, American National Insurance Company’s statutory capital and surplus was $3,294,722,000 and $3,293,474,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2018 and December 31, 2017, substantially above 200% of the authorized control level.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $69,164,000 and $66,625,000 at September 30, 2018 and December 31, 2017, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30, 2018	December 31, 2017
Statutory capital and surplus
Life insurance entities	$2,119,491	$2,141,573
Property and casualty insurance entities	1,186,836	1,162,761

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Statutory net income
Life insurance entities	$9,537	$9,674	$25,650	$28,016
Property and casualty insurance entities	21,382	20,096	30,611	21,268

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

Noncontrolling interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at September 30, 2018 and December 31, 2017.

American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $2,233,000 and $2,262,000 at September 30, 2018 and December 31, 2017, respectively.

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

•	Expenses are charged to segments through direct identification and allocations based upon various factors.

Note 15 – Segment Information – (Continued)

The results of operations measured as the income before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended September 30, 2018
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenue
Premiums	$91,176	$47,296	$45,154	$374,842	$—	$558,468
Other policy revenues	67,260	3,580	—	—	—	70,840
Net investment income	65,875	174,771	2,233	15,629	27,024	285,532
Net realized investment gains (losses)	—	—	—	—	(8,606)	(8,606)
Net unrealized gains on equity securities	—	—	—	—	133,825	133,825
Other income	492	624	6,631	3,399	1,031	12,177

Total premiums and other revenues	224,803	226,271	54,018	393,870	153,274	1,052,236

Benefits, losses and expenses
Policyholder benefits	119,816	64,153	—	—	—	183,969
Claims incurred	—	—	29,751	272,885	—	302,636
Interest credited to policyholders’ account balances	19,537	113,881	—	—	—	133,418
Commissions for acquiring and servicing policies	39,813	18,515	8,516	72,135	—	138,979
Other operating expenses	45,467	11,350	10,829	45,277	5,838	118,761
Change in deferred policy acquisition costs	(4,458)	(1,376)	466	(3,426)	—	(8,794)

Total benefits, losses and expenses	220,175	206,523	49,562	386,871	5,838	868,969

Income before federal income tax and other items	$4,628	$19,748	$4,456	$6,999	$147,436	$183,267

	Three months ended September 30, 2017
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenue
Premiums	$84,862	$65,007	$41,832	$345,816	$—	$537,517
Other policy revenues	50,959	3,071	—	—	—	54,030
Net investment income	59,336	145,906	2,415	15,750	17,798	241,205
Net realized investment gains	—	—	—	—	30,444	30,444
Other income	578	613	5,531	2,111	721	9,554

Total premiums and other revenues	195,735	214,597	49,778	363,677	48,963	872,750

Benefits, losses and expenses
Policyholder benefits	106,904	79,090	—	—	—	185,994
Claims incurred	—	—	28,546	238,178	—	266,724
Interest credited to policyholders’ account balances	16,484	88,215	—	—	—	104,699
Commissions for acquiring and servicing policies	38,011	27,339	7,835	68,460	—	141,645
Other operating expenses	44,157	10,735	8,911	43,288	5,878	112,969
Change in deferred policy acquisition costs	(25,486)	(5,806)	768	(1,701)	—	(32,225)

Total benefits, losses and expenses	180,070	199,573	46,060	348,225	5,878	779,806

Income before federal income tax and other items	$15,665	$15,024	$3,718	$15,452	$43,085	$92,944

Note 15 – Segment Information – (Continued)

The results of operations measured as the income before federal income tax and other items by operating segments are summarized below (in thousands):

	Nine months ended September 30, 2018
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenue
Premiums	$257,147	$185,140	$135,039	$1,086,862	$—	$1,664,188
Other policy revenues	202,222	11,095	—	—	—	213,317
Net investment income	184,725	436,961	6,850	46,983	65,423	740,942
Net realized investment gains	—	—	—	—	9,575	9,575
Net unrealized gains on equity securities	—	—	—	—	145,687	145,687
Other income	1,759	1,980	18,597	7,726	3,911	33,973

Total premiums and other revenues	645,853	635,176	160,486	1,141,571	224,596	2,807,682

Benefits, losses and expenses
Policyholder benefits	315,320	231,002	—	—	—	546,322
Claims incurred	—	—	90,201	795,501	—	885,702
Interest credited to policyholders’ account balances	56,848	252,846	—	—	—	309,694
Commissions for acquiring and servicing policies	118,724	78,874	23,658	212,156	—	433,412
Other operating expenses	144,606	34,522	31,277	138,244	24,453	373,102
Change in deferred policy acquisition costs	(18,150)	(19,060)	2,060	(10,726)	—	(45,876)

Total benefits, losses and expenses	617,348	578,184	147,196	1,135,175	24,453	2,502,356

Income before federal income tax and other items	$28,505	$56,992	$13,290	$6,396	$200,143	$305,326

	Nine months ended September 30, 2017
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
Premiums and other revenue
Premiums	$241,623	$160,205	$115,464	$1,006,516	$—	$1,523,808
Other policy revenues	173,332	10,226	—	—	—	183,558
Net investment income	182,234	417,535	7,427	45,565	51,565	704,326
Net realized investment gains	—	—	—	—	47,601	47,601
Other income	1,697	2,252	14,198	6,245	2,955	27,347

Total premiums and other revenues	598,886	590,218	137,089	1,058,326	102,121	2,486,640

Benefits, losses and expenses
Policyholder benefits	309,530	201,568	—	—	—	511,098
Claims incurred	—	—	76,124	719,888	—	796,012
Interest credited to policyholders’ account balances	51,765	243,490	—	—	—	295,255
Commissions for acquiring and servicing policies	109,594	78,030	19,995	200,963	—	408,582
Other operating expenses	141,000	33,415	28,768	134,076	27,741	365,000
Change in deferred policy acquisition costs	(44,050)	(22,976)	2,917	(5,298)	—	(69,407)

Total benefits, losses and expenses	567,839	533,527	127,804	1,049,629	27,741	2,306,540

Income before federal income tax and other items	$31,047	$56,691	$9,285	$8,697	$74,380	$180,100

Note 16 – Commitments and Contingencies

Commitments

American National had aggregate commitments at September 30, 2018, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1,027,334,000 of which $453,431,000 is expected to be funded in 2018 with the remainder funded in 2019 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2018 and December 31, 2017, the outstanding letters of credit were $3,031,000 and $4,586,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2019.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. As membership requires the ownership of member stock, the Company purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of September 30, 2018, certain collateralized mortgage obligations (CMO’s) with a fair value of approximately $123.1 million were on deposit with the FHLB as collateral for amounts subject to funding agreements. The deposited securities are included in bonds held-to-maturity on the Company’s consolidated statements of financial position.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2018, was approximately $192,848,000, while the total cash value of the related life insurance policies was approximately $197,820,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Nine months ended September 30,
Related Party	Financial Statement Line Impacted	2018	2017	September 30, 2018	December 31, 2017
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,224	$1,139	$999	$2,223
Gal-Tex Hotel Corporation	Net investment income	92	177	6	13
Greer, Herz & Adams, LLP	Other operating expenses	8,008	8,072	(469)	(386)

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

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is an American National director and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018, and as updated in Part II, Item IA, Risk Factors, in our second quarter of 2018 Form 10-Q filed with the SEC on August 7, 2018 and they include among others:

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Premiums	$558,468	$537,517	$20,951	$1,664,188	$1,523,808	$140,380
Other policy revenues	70,840	54,030	16,810	213,317	183,558	29,759
Net investment income	285,532	241,205	44,327	740,942	704,326	36,616
Realized investments gains, net	(8,606)	30,444	(39,050)	9,575	47,601	(38,026)
Net unrealized gains on equity securities	133,825	—	133,825	145,687	—	145,687
Other income	12,177	9,554	2,623	33,973	27,347	6,626

Total premiums and other revenues	1,052,236	872,750	179,486	2,807,682	2,486,640	321,042

Benefits, losses and expenses
Policyholder benefits	183,969	185,994	(2,025)	546,322	511,098	35,224
Claims incurred	302,636	266,724	35,912	885,702	796,012	89,690
Interest credited to policyholders’ account balances	133,418	104,699	28,719	309,694	295,255	14,439
Commissions for acquiring and servicing policies	138,979	141,645	(2,666)	433,412	408,582	24,830
Other operating expenses	118,761	112,969	5,792	373,102	365,000	8,102
Change in deferred policy acquisition costs (1)	(8,794)	(32,225)	23,431	(45,876)	(69,407)	23,531

Total benefits and expenses	868,969	779,806	89,163	2,502,356	2,306,540	195,816

Income before other items and federal income taxes	$183,267	$92,944	$90,323	$305,326	$180,100	$125,226

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Income before other items and federal income taxes (“Earnings”)

Earnings increased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to the inclusion of net unrealized gains on equity securities in income as required by new accounting guidance. The earnings for the three months ended September 30, 2018 were impacted by higher mortality experience in our life segment relative to the prior period as well as increased catastrophe losses in our property and casualty segment.

Earnings for the three months ended September 30, 2018 excluding unrealized gains on equity securities were $49.4 million compared to earnings of $92.9 million for the same period in 2017. Earnings for the nine months ended September 30, 2018 excluding unrealized gains on equity securities were $159.6 million compared to $180.1 million for the same period in 2017.

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Premiums	$91,176	$84,862	$6,314	$257,147	$241,623	$15,524
Other policy revenues	67,260	50,959	16,301	202,222	173,332	28,890
Net investment income	65,875	59,336	6,539	184,725	182,234	2,491
Other income	492	578	(86)	1,759	1,697	62

Total premiums and other revenues	224,803	195,735	29,068	645,853	598,886	46,967

Benefits, losses and expenses
Policyholder benefits	119,816	106,904	12,912	315,320	309,530	5,790
Interest credited to policyholders’ account balances	19,537	16,484	3,053	56,848	51,765	5,083
Commissions for acquiring and servicing policies	39,813	38,011	1,802	118,724	109,594	9,130
Other operating expenses	45,467	44,157	1,310	144,606	141,000	3,606
Change in deferred policy acquisition costs (1)	(4,458)	(25,486)	21,028	(18,150)	(44,050)	25,900

Total benefits and expenses	220,175	180,070	40,105	617,348	567,839	49,509

Income before other items and federal income taxes	$4,628	$15,665	$(11,037)	$28,505	$31,047	$(2,542)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings decreased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to higher mortality experience relative to the prior period. Growth in renewal premiums and other policy revenues partially offset the higher mortality experience.

Premiums and other revenues

Premiums increased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to continued growth in renewal premium on traditional life products.

Other policy revenues, which include cost of insurance charges, earned policy service fees and surrender charges, have also increased during the three and nine months ending September 30, 2018 as the size of our interest sensitive block continues to grow, through increased sales and aging of the in-force.

Life insurance sales

The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Traditional Life	$13,749	$14,249	$(500)	$44,238	$43,953	$285
Universal Life	6,121	6,255	(134)	18,225	17,744	481
Indexed UL	7,761	7,582	179	23,045	20,370	2,675

Total Recurring	$27,631	$28,086	$(455)	$85,508	$82,067	$3,441

Single and excess(1)	$934	$721	$213	$2,148	$2,143	$5
Credit life(1)	2,010	2,213	(203)	6,188	6,523	(335)

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

Life insurance sales increased during the nine months ended September 30, 2018 compared to 2017 primarily due to an increase in indexed universal life sales.

Benefits, losses and expenses

Policyholder benefits increased during the three and nine months ended September 30, 2018 compared to 2017 attributable to an increase in life claims.

Commissions increased during the three and nine months ended September 30, 2018 compared to 2017 driven by an increase in indexed universal life sales.

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Acquisition cost capitalized	$33,040	$32,102	$938	$98,617	$92,752	$5,865
Amortization of DAC	(28,582)	(6,616)	(21,966)	(80,467)	(48,702)	(31,765)

Change in DAC	$4,458	$25,486	$(21,028)	$18,150	$44,050	$(25,900)

The change in DAC decreased during the three and nine months ended September 30, 2018 as a result of a change in the pattern in expected future profits in the universal life block in 2017.

Policy in-force information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	September 30, 2018	December 31, 2017	Change
Life insurance in-force
Traditional life	$77,693,284	$73,452,519	$4,240,765
Interest-sensitive life	30,948,484	29,648,405	1,300,079

Total life insurance in-force	$108,641,768	$103,100,924	$5,540,844

The following table summarizes changes in the Life segment’s number of policies in-force:

	September 30, 2018	December 31, 2017	Change
Number of policies in-force
Traditional life	1,714,092	1,800,425	(86,333)
Interest-sensitive life	240,352	232,251	8,101

Total number of policies	1,954,444	2,032,676	(78,232)

Total life insurance in-force increased during the nine months ended September 30, 2018 compared to December 31, 2017 due to increased sales, despite a reduction of policies in-force. The reduction in policies in-force reflects continued decrease in lower face amount policies.

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Premiums	$47,296	$65,007	$(17,711)	$185,140	$160,205	$24,935
Other policy revenues	3,580	3,071	509	11,095	10,226	869
Net investment income	174,771	145,906	28,865	436,961	417,535	19,426
Other income	624	613	11	1,980	2,252	(272)

Total premiums and other revenues	226,271	214,597	11,674	635,176	590,218	44,958

Benefits, losses and expenses
Policyholder benefits	64,153	79,090	(14,937)	231,002	201,568	29,434
Interest credited to policyholders’ account balances	113,881	88,215	25,666	252,846	243,490	9,356
Commissions for acquiring and servicing policies	18,515	27,339	(8,824)	78,874	78,030	844
Other operating expenses	11,350	10,735	615	34,522	33,415	1,107
Change in deferred policy acquisition costs (1)	(1,376)	(5,806)	4,430	(19,060)	(22,976)	3,916

Total benefits and expenses	206,523	199,573	6,950	578,184	533,527	44,657

Income before other items and federal income taxes	$19,748	$15,024	$4,724	$56,992	$56,691	$301

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings increased during the three months ended September 30, 2018 compared to 2017 primarily due to an increase in interest margin driven by a higher asset base. Earnings were consistent during the nine months ended September 30, 2018 compared to 2017.

Premiums and other revenues

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Fixed deferred annuity	$143,386	$179,927	$(36,541)	$314,598	$634,083	$(319,485)
Single premium immediate annuity	58,963	72,987	(14,024)	219,158	189,888	29,270
Equity-indexed deferred annuity	145,376	237,914	(92,538)	723,774	627,714	96,060
Variable deferred annuity	18,497	17,648	849	51,167	57,560	(6,393)

Total premium and deposits	366,222	508,476	(142,254)	1,308,697	1,509,245	(200,548)
Less: Policy deposits	318,926	443,469	(124,543)	1,123,557	1,349,040	(225,483)

Total earned premiums	$47,296	$65,007	$(17,711)	$185,140	$160,205	$24,935

Sales declined during the three and nine months ended September 30, 2018 compared to 2017. The three month decrease was driven by the fixed deferred and equity-indexed products. The nine month decrease was driven by fixed deferred products and partially offset by an increase in equity-indexed products. Deferred products are deposit type contracts and do not contribute to earned premiums. Earned premiums consist of single premium immediate annuity sales which decreased during the three and increased during the nine months ended September 30, 2018 compared to 2017. These variances are reflective of our management of the interest margin of our annuity block in a very competitive environment for annuities.

We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Nine months ended September 30,
	2018	2017
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$10,033,354	$9,118,350
Net inflows	756,137	1,045,393
Surrenders	(558,451)	(575,970)
Fees	(5,441)	(5,097)
Interest credited	246,467	236,133

Account value, end of period	10,472,066	9,818,809

Single premium immediate annuity
Reserve, beginning of period	1,691,502	1,566,440
Net inflows	74,415	52,883
Interest and mortality	42,023	42,319

Reserve, end of period	1,807,940	1,661,642

Variable deferred annuity
Account value, beginning of period	381,902	392,345
Net inflows	51,026	54,999
Surrenders	(70,899)	(111,938)
Fees	(3,238)	(3,381)
Change in market value and other	24,598	50,156

Account value, end of period	383,389	382,181

Total account value, end of period	$12,663,395	$11,862,632

Benefits, losses and expenses

Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts, which explains the change in benefits for the three and nine months ended September 30, 2018 compared to 2017.

Commissions decreased during the three months ended September 30, 2018 compared to 2017 driven by a decrease in sales of equity-indexed products. Commissions increased during the nine months ended September 30, 2018 compared to 2017 driven by an increase in sales of equity indexed and single premium immediate products mostly offset by a decrease in fixed deferred products.

Other operating expenses remained relatively flat during the three and nine months ended September 30, 2018 compared to 2017.

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Acquisition cost capitalized	$16,889	$26,558	$(9,669)	$76,580	$77,414	$(834)
Amortization of DAC	(15,513)	(20,752)	5,239	(57,520)	(54,438)	(3,082)

Change in DAC	$1,376	$5,806	$(4,430)	$19,060	$22,976	$(3,916)

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the nine months ended September 30, 2018 and 2017 were 38.0% and 37.0% respectively. A higher ratio is less favorable due to a higher proportion of the margin used to amortize DAC.

The change in DAC decreased during the three months ended September 30, 2018 compared to 2017 primarily due to lower margins on fixed deferred annuities. The change in DAC decreased during the nine months ended September 30, 2018 compared to 2017 due to an increase in the amortization due to less than expected surrenders in 2017 creating a more favorable surrender experience compared to 2018.

Interest Margin

Overall, the margin earned on annuity reserves increased during the nine months ended September 30, 2018 compared to 2017, mainly due to growth in annuity assets over the past year. Margin results by product are discussed further below.

The interest margin earned on fixed deferred annuities interest decreased by $14.7 million for the nine months ended September 30, 2018 compared to 2017 due to a decrease in fixed investment yields.

The margin on equity-indexed annuities increased $19.3 million during the nine months ended September 30, 2018 compared to 2017, mainly due to growth in the asset base.

Single premium immediate annuity margins were relatively flat for the nine months ended September 30, 2018.

The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Fixed deferred annuities
Fixed investment income	$77,018	$82,646	$(5,628)	$235,108	$251,409	$(16,301)
Interest credited	(48,689)	(49,735)	1,046	(146,125)	(147,710)	1,585

Interest margin	28,329	32,911	(4,582)	88,983	103,699	(14,716)

Account balance, end of period	6,860,112	7,167,213	(307,101)	6,860,112	7,167,213	(307,101)

Equity-indexed annuities
Fixed investment income	34,894	23,462	11,432	98,160	66,185	31,975
Option return	44,980	18,537	26,443	51,588	50,681	907
Interest and mortality	(64,986)	(34,975)	(30,011)	(103,992)	(90,422)	(13,570)

Interest and mortality margin	14,888	7,024	7,864	45,756	26,444	19,312

Reserve, end of period	3,627,378	2,659,300	968,078	3,627,378	2,659,300	968,078

Single premium immediate annuities
Fixed investment income	17,906	21,190	(3,284)	52,132	49,189	2,943
Interest and mortality	(16,166)	(16,350)	184	(46,146)	(44,012)	(2,134)

Interest and mortality margin	1,740	4,840	(3,100)	5,986	5,177	809

Reserve, end of period	1,807,940	1,661,642	146,298	1,807,940	1,661,642	146,298

Total interest and mortality margin	$44,957	$44,775	$182	$140,725	$135,320	$5,405

Total account balance and reserve, end of period	$12,295,430	$11,488,155	$807,275	$12,295,430	$11,488,155	$807,275

Health

Health segment results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Premiums	$45,154	$41,832	$3,322	$135,039	$115,464	$19,575
Net investment income	2,233	2,415	(182)	6,850	7,427	(577)
Other income	6,631	5,531	1,100	18,597	14,198	4,399

Total premiums and other revenues	54,018	49,778	4,240	160,486	137,089	23,397

Benefits, losses and expenses
Claims incurred	29,751	28,546	1,205	90,201	76,124	14,077
Commissions for acquiring and servicing policies	8,516	7,835	681	23,658	19,995	3,663
Other operating expenses	10,829	8,911	1,918	31,277	28,768	2,509
Change in deferred policy acquisition costs (1)	466	768	(302)	2,060	2,917	(857)

Total benefits and expenses	49,562	46,060	3,502	147,196	127,804	19,392

Income before other items and federal income taxes	$4,456	$3,718	$738	$13,290	$9,285	$4,005

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Earnings increased during the three months ended September 30, 2018 compared to 2017, primarily due to an increase in other income driven by MGU fee income resulting from the growth of MGU business. Earnings increased for the nine months ended September 30, 2018 compared to 2017, primarily due to an improved benefit ratio in the medical expense and supplemental lines.

Premiums and other revenues

Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Medicare Supplement	$18,155	40.2%	$16,780	40.0%	$53,094	39.3%	$49,631	43.0%
Credit health	4,439	9.8	4,467	10.7	13,354	9.9	13,699	11.9
MGU	11,659	25.8	9,587	22.9	34,661	25.7	18,485	16.0
Supplemental insurance	5,895	13.1	6,432	15.4	18,414	13.6	18,900	16.4
Medical expense	3,255	7.2	3,186	7.6	10,109	7.5	9,566	8.3
Group health	606	1.4	201	0.5	2,449	1.8	1,410	1.2
All other	1,145	2.5	1,179	2.9	2,958	2.2	3,773	3.2

Total	$45,154	100.0%	$41,832	100.0%	$135,039	100.0%	$115,464	100.0%

Earned premiums increased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to an increase in MGU and Medicare Supplement sales. MGU premiums increased due to the production from new producers. Medicare supplement premiums increased primarily due to an increase in sales of more comprehensive plans with higher premiums.

Our in-force certificates or policies as of the dates indicated are as follows:

	Nine months ended September 30,
	2018		2017
Medicare Supplement	37,205	5.8%	34,570	6.6%
Credit health	168,470	26.4	182,544	34.9
MGU	340,389	53.3	204,242	39.1
Supplemental insurance	54,746	8.6	55,590	10.6
Medical expense	1,538	0.2	2,018	0.4
Group health	8,793	1.4	16,434	3.1
All other	27,150	4.3	27,479	5.3

Total	638,291	100.0%	522,877	100.0%

Total in-force policies increased during the nine months ended September 30, 2018 compared to 2017 primarily due to an increase in MGU business consistent with the increase in sales.

Benefits, losses and expenses

Claims incurred increased during the three and nine months ended September 30, 2018 compared to 2017 consistent with growth in the MGU business.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Acquisition cost capitalized	$3,337	$2,832	$505	$9,268	$8,435	$833
Amortization of DAC	(3,803)	(3,600)	(203)	(11,328)	(11,352)	24

Change in DAC	$(466)	$(768)	$302	$(2,060)	$(2,917)	$857

Property and Casualty

Property and Casualty results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Premiums and other revenues
Net premiums written	$388,632	$360,781	$27,851	$1,163,814	$1,076,690	$87,124

Net premiums earned	$374,842	$345,816	$29,026	$1,086,862	$1,006,516	$80,346
Net investment income	15,629	15,750	(121)	46,983	45,565	1,418
Other income	3,399	2,111	1,288	7,726	6,245	1,481

Total premiums and other revenues	393,870	363,677	30,193	1,141,571	1,058,326	83,245

Benefits, losses and expenses
Claims incurred	272,885	238,178	34,707	795,501	719,888	75,613
Commissions for acquiring and servicing policies	72,135	68,460	3,675	212,156	200,963	11,193
Other operating expenses	45,277	43,288	1,989	138,244	134,076	4,168
Change in deferred policy acquisition costs (1)	(3,426)	(1,701)	(1,725)	(10,726)	(5,298)	(5,428)

Total benefits and expenses	386,871	348,225	38,646	1,135,175	1,049,629	85,546

Income before other items and federal income taxes	$6,999	$15,452	$(8,453)	$6,396	$8,697	$(2,301)

Loss ratio	72.8%	68.9%	3.9%	73.2%	71.5%	1.7%
Underwriting expense ratio	30.4	31.8	(1.4)	31.2	32.8	(1.6)

Combined ratio	103.2%	100.7%	2.5%	104.4%	104.3%	0.1

Impact of catastrophe events on combined ratio	9.1	7.6	1.5	8.1	9.4	(1.3)

Combined ratio without impact of catastrophe events	94.1%	93.1%	1.0%	96.3%	94.9%	1.4%

Gross catastrophe losses	$34,112	$26,199	$7,913	$89,000	$94,233	$(5,233)
Net catastrophe losses	$34,514	$26,187	$8,327	$91,300	$94,175	$(2,875)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

A positive net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings

Property and Casualty earnings decreased during the three months ended September 30, 2018 compared to 2017 due primarily to losses impacting the homeowners lines of business. Property and Casualty earnings decreased during the nine months ended September 30, 2018 compared to 2017 due to losses in the homeowners and commercial auto lines of business. Results were also impacted by continued losses in the GAP business.

Premiums and other revenues

Net premiums written and earned increased for all major lines of business during the three and nine months ended September 30, 2018 compared to 2017. The largest increases were in the personal auto, homeowners, and other commercial lines of business.

Benefits, losses and expenses

Claims increased during the three months ended September 30, 2018 compared to 2017 as a result of increases in claims related to the homeowners line of business. Claims increased during the nine months ended September 30, 2018 compared to 2017 due to increases in claims related to the commercial automobile line.

Commissions for acquiring and servicing policies increased during the three and nine months ended September 30, 2018 compared to 2017 correlated to the increase in premiums.

Operating expenses increased during the nine months ended September 30, 2018 compared to 2017, but at a rate less than the increase in premiums. Our underwriting expense ratio was lower in both the three and nine month periods in 2018.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 61.3% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 28.4% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 10.3% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Net premiums written
Automobile	$145,465	$131,676	$13,789	$427,202	$377,539	$49,663
Homeowner	78,806	73,246	5,560	213,285	197,209	16,076
Other Personal	13,922	12,291	1,631	39,394	35,607	3,787

Total net premiums written	$238,193	$217,213	$20,980	$679,881	$610,355	$69,526

Net premiums earned
Automobile	$139,532	$123,556	$15,976	$401,672	$355,337	$46,335
Homeowner	67,370	62,906	4,464	196,038	182,584	13,454
Other Personal	12,274	11,247	1,027	35,359	32,604	2,755

Total net premiums earned	$219,176	$197,709	$21,467	$633,069	$570,525	$62,544

Loss ratio
Automobile	80.9%	80.5%	0.4%	78.6%	79.7%	(1.1)%
Homeowner	98.2	74.9	23.3	86.6	84.2	2.4
Other Personal	70.0	68.2	1.8	70.0	69.6	0.4
Personal line loss ratio	85.6%	78.0%	7.6%	80.6%	80.6%	—%
Combined Ratio
Automobile	102.6%	103.2%	(0.6)%	101.4%	103.2%	(1.8)%
Homeowner	133.7	108.7	25.0	121.3	119.1	2.2
Other Personal	104.3	104.1	0.2	106.1	108.3	(2.2)
Personal line combined ratio	112.2%	104.6%	7.6%	107.8%	108.3%	(0.5)%

Automobile: Net premiums written and earned increased in our personal automobile line during the three and nine months ended September 30, 2018 compared to 2017 due to rate increases and an increase in policies in force. The loss and combined ratios decreased during the nine months ended September 30, 2018 compared to 2017 primarily due to increased premiums outpacing claim activity.

Homeowners: Net premiums written and earned increased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to increased sales to renters, as well as rate increases. The loss and combined ratios increased during the three and nine months ended September 30, 2018 compared to 2017 due to an increase in claims incurred.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies such as coverages for watercraft, personal umbrella, and rental owners. The loss ratio increased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to increased catastrophe related claims in our rental owners line of business. The combined ratio decreased during the nine months ended September 30, 2018 compared to 2017 primarily due to increased premium outpacing expenses.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Net premiums written
Other Commercial	$48,172	$42,843	$5,329	$169,614	$157,775	$11,839
Agricultural Business	37,465	36,920	545	114,274	110,814	3,460
Automobile	24,892	22,885	2,007	88,191	82,269	5,922

Total net premiums written	$110,529	$102,648	$7,881	$372,079	$350,858	$21,221

Net premiums earned
Other Commercial	$54,474	$48,400	$6,074	$156,016	$140,457	$15,559
Agricultural Business	36,275	35,420	855	106,542	103,981	2,561
Automobile	27,245	25,546	1,699	79,086	74,339	4,747

Total net premiums earned	$117,994	$109,366	$8,628	$341,644	$318,777	$22,867

Loss ratio
Other Commercial	48.9%	52.9%	(4.0)%	50.3%	55.2%	(4.9)%
Agricultural Business	35.5	41.1	(5.6)	66.1	63.6	2.5
Automobile	88.8	68.9	19.9	85.1	64.9	20.2
Commercial line loss ratio	54.0%	52.8%	1.2%	63.3%	60.2%	3.1%
Combined ratio
Other Commercial	81.4%	85.9%	(4.5)%	82.8%	88.7%	(5.9)%
Agricultural Business	72.8	79.7	(6.9)	104.2	101.7	2.5
Automobile	111.9	92.6	19.3	109.1	89.1	20.0
Commercial line combined ratio	85.8%	85.4%	0.4%	95.5%	93.0%	2.5%

Other Commercial: Net premiums written and earned increased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to increased sales of business owners and workers’ compensation. The decrease in the loss and combined ratio for the three and nine months ended September 30, 2018 compared to 2017 is primarily due to decreased claim activity on workers’ compensation, umbrella, and mortgage security business.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and nine months ended September 30, 2018 compared to 2017 primarily as a result of an increase in policies in force. The loss and combined ratios decreased during the three months ended September 30, 2018 compared to 2017 primarily due to decreased non-catastrophe claim activity. The loss and combined ratio increased during the nine months ended September 30, 2018 compared to 2017 primarily due to an increase in claims incurred.

Commercial Automobile: Net premiums written and earned increased during the three and nine months ended September 30, 2018 compared to 2017, primarily due to increased sales. The loss and combined ratios increased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to an increase in the average severity of losses from prior accident years.

Credit Products

Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Net premiums written	$39,910	$40,920	$(1,010)	$111,854	$115,477	$(3,623)
Net premiums earned	37,672	38,741	(1,069)	112,149	117,214	(5,065)
Loss ratio	57.2%	67.5%	(10.3)%	61.5%	58.4%	3.1%
Combined ratio	105.2%	122.2%	(17.0)%	112.5%	113.9%	(1.4)%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums decreased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to a decrease in Collateral Protection Insurance (CPI) business. The loss and combined ratios decreased during the three months ended September 30, 2018 compared to 2017 primarily due to a decrease in claims from catastrophes in the Guaranteed Auto Protection (GAP) business and lower underwriting expenses. The loss ratio increased during the nine months ended September 30, 2018 compared to 2017 due to an increase in claims incurred.

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Other revenues
Net investment income	$27,024	$17,798	$9,226	$65,423	$51,565	$13,858
Realized investment gains, net	(8,606)	30,444	(39,050)	9,575	47,601	(38,026)
Net unrealized gains on equity securities	133,825	—	133,825	145,687	—	145,687
Other Income	1,031	721	310	3,911	2,955	956

Total other revenues	153,274	48,963	104,311	224,596	102,121	122,475

Benefits, losses and expenses
Other operating expenses	5,838	5,878	(40)	24,453	27,741	(3,288)

Total benefits, losses and expenses	5,838	5,878	(40)	24,453	27,741	(3,288)

Income before other items and federal income taxes	$147,436	$43,085	$104,351	$200,143	$74,380	$125,763

Earnings

Earnings increased during the three and nine months ended September 30, 2018 compared to 2017 primarily due to an increase in unrealized gains on equity securities due to favorable market conditions reflected in the S&P 500 index. Earnings for the three and nine months ended September 30, 2018 included unrealized gains on equity securities as a result of our adoption of new accounting guidance which was effective January 1, 2018.

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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	September 30, 2018		December 31, 2017
Bonds held-to-maturity, at amortized cost	$8,010,576	36.1%	$7,552,959	34.5%
Bonds available-for-sale, at fair value	6,074,668	27.3	6,145,308	28.1
Equity securities, at fair value	1,810,647	8.1	1,784,226	8.2
Mortgage loans, net of allowance	5,139,758	23.1	4,749,999	21.7
Policy loans	374,256	1.7	377,103	1.7
Investment real estate, net of accumulated depreciation	543,440	2.4	532,346	2.4
Short-term investments	217,221	1.0	658,765	3.0
Other invested assets	74,956	0.3	80,165	0.4

Total investments	$22,245,522	100.0%	$21,880,871	100.0%

The increase in our total investments at September 30, 2018 compared to December 31, 2017 was primarily a result of an increase in bonds held-to-maturity and mortgage loans somewhat offset by a reduction in short-term investments.

Bonds— We allocate most of our fixed maturity securities to support our insurance business. At September 30, 2018, our fixed maturity securities had an estimated fair value of $14.0 billion, which was a decrease of $114.0 million, or 0.8%, below amortized cost. At December 31, 2017, our fixed maturity securities had an estimated fair value of $13.9 billion, which was $0.4 billion, or 3.0%, above amortized cost. The estimated fair value for securities due in one year or less decreased from $0.5 billion as of December 31, 2017 to $0.4 billion as of September 30, 2018. For additional information regarding total bonds by credit quality rating, refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.

Equity Securities— We invest in companies that are publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.

Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.9 and 4.7% at September 30, 2018 and December 31, 2017, respectively.

Policy Loans— For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of September 30, 2018, we had $374.3 million in policy loans with a loan to surrender value of approximately 60.0%, and at December 31, 2017, we had $377.1 million in policy loans with a loan to surrender value of 62.8%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Investment Real Estate— We invest in commercial real estate where positive cash flows and/or appreciation in value is expected. Real estate may be owned directly by our insurance companies or non-insurance affiliates or indirectly in joint ventures with real estate developers or investors we determine share our perspective regarding risk and return relationships. The carrying value of real estate is stated at cost, less accumulated depreciation and valuation allowances, if any. Depreciation is provided over the estimated useful lives of the properties.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $182.3 million during the nine months ended September 30, 2018 compared to 2017 primarily due to an increase in unrealized gains on equity securities.

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

Net realized gains decreased $38.0 million during the nine months ended September 30, 2018 compared to 2017. The decrease in net realized gains in 2018 was primarily attributable to less gains from the sale of equity securities.

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	September 30, 2018	December 31, 2017	Change
Held-to-Maturity
Gains	$71,905	$240,713	$(168,808)
Losses	(140,875)	(19,319)	(121,556)

Net gains (losses)	(68,970)	221,394	(290,364)

Available-for-Sale
Gains	58,209	204,803	(146,594)
Losses	(103,235)	(17,396)	(85,839)

Net gains (losses)	(45,026)	187,407	(232,433)

Equity Securities
Gains	1,121,348	1,033,809	87,539
Losses	(7,175)	(7,166)	(9)

Net gains	1,114,173	1,026,643	87,530

Total	$1,000,177	$1,435,444	$(435,267)

The net change in the unrealized gains on fixed maturity securities between September 30, 2018 and December 31, 2017 is primarily attributable to the increase in benchmark ten-year interest rates which were 3.06% and 2.41% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

The net unrealized gains of our equity securities increased as of September 30, 2018 compared to December 31, 2017 attributable to the favorable market conditions reflected in the S&P 500 index.

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

Changes in interest rates during 2018 and market expectations for potentially higher rates through 2019, may lead to an increase in the volume of annuity contracts, which may be partially offset by increases in surrenders. Our defined benefit pension plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans. In addition, the increase in funding also provided an opportunity to realize tax savings on contributions made prior to September 15, 2018. Consequently, a $60 million dollar contribution to our frozen defined benefit pension plan was made by the company prior to the aforementioned deadline. This contribution did not significantly impact cash flow and resulted in a prepaid pension asset of $32.1 million. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations.

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

Our cash and cash equivalents and short-term investment position decreased from $1.0 billion at December 31, 2017 to $824.0 million at September 30, 2018. The decrease primarily relates to a decrease in commercial paper to fund additional investments.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flow from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. The Company has determined its current borrowing capacity based upon the current level of collateral at $119,446,000 as of September 30, 2018. For additional details, see Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	September 30, 2018	December 31, 2017
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$5,496,396	$4,604,543
Accumulated other comprehensive income (loss)	(123,709)	642,216

Total American National stockholders’ equity	$5,372,687	$5,246,759

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $27.1 million and $28.4 million at September 30, 2018 and December 31, 2017, respectively.

The changes in our capital resources are summarized below (in thousands):

	Nine months ended September 30, 2018
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$276,380	$—	$276,380
Dividends to shareholders	(66,182)	—	(66,182)
Change in net unrealized losses on debt securities	—	(142,116)	(142,116)
Defined benefit pension plan adjustment	—	3,991	3,991
Foreign currency transaction and translation adjustment	—	(681)	(681)
Cumulative effect of accounting changes	687,051	(627,119)	59,932
Other	(5,396)	—	(5,396)

Total	$891,853	$(765,925)	$125,928

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2018 and December 31, 2017, American National Insurance Company’s statutory capital and surplus was $3,294,722,000 and $3,293,474,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2018 and December 31, 2017, substantially above 200% of the authorized control level.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors as previously disclosed in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018, and as updated in Part II, Item IA, Risk Factors, in our second quarter of 2018 Form 10-Q filed with the SEC on August 7, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed February 23, 2018).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 6, 2018