Form 10-K
period 2018-12-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2019-02-28
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $877.1 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.
As of February 19, 2019, there were 26,885,449 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL INSURANCE COMPANY

PART I

ITEM 1. BUSINESS
Company Overview
American National Insurance Company was founded in 1905 and has always maintained its corporate headquarters in Galveston, Texas. Our core businesses are life insurance, annuities and property and casualty insurance. We also offer limited health insurance. We provide personalized service to approximately six million policyholders throughout the United States, the District of Columbia, and Puerto Rico. In addition, as of December 31, 2018, we have over $110 billion of life insurance in force.
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
Business Segments
Our family of companies includes five life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. We run and organize our businesses in the following business segments: life segment, annuity segment, health segment, property and casualty segment and our corporate and other segment. The following discussion provides an overview of the products we offer within these segments.
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

Universal Life. Universal life insurance products provide coverage through a contract that gives the policyholder flexibility in premium payments and coverage amounts. Universal life products may allow the policyholder, within certain limits, to increase or decrease the amount of death benefit coverage over the term of the contract and to adjust the frequency and amount of premium payments. Universal life products are interest rate sensitive, and we determine the interest crediting rates during the contract period, subject to policy specific minimums.

An equity-indexed universal life product is credited with interest using a return that is based, in part, on changes in an index, such as the S&P 500 Composite Stock Price Index, subject to a specified minimum.

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

An equity-indexed deferred annuity is credited with interest using a return that is based, in part, on changes in an index, such as the S&P 500 Composite Stock Price Index, subject to a specified minimum.
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

Supplemental Insurance. Supplemental insurance is designed to provide supplemental coverage for specific events or illnesses such as cancer and accidental injury or death, or for short periods of time.

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
Commercial Lines. The majority of our commercial lines is Agricultural business insurance. This includes property and casualty coverage tailored for a farm, ranch or other agricultural or agricultural-related business within rural and suburban markets. Commercial auto insurance is typically issued in conjunction with the sale of our Agricultural business insurance and covers specific risks involved in owning and operating vehicles. Other commercial insurance is also offered and encompasses businessowners, property, liability, mortgage security insurance, and workers’ compensation coverages.
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
Corporate and Other Segment—Our Corporate and Other segment is primarily our invested assets not matched with our insurance activities. It also includes our non-insurance subsidiaries.
Marketing Channels
Product distribution is managed to satisfy the needs of the markets we serve and compete in and to minimize channel conflict across our marketing channels described below. When possible, products are cross-sold to maximize product offerings and return on investment in products and distribution.

Career Sales and Service Division’s (“CSSD”)—can be traced to the Company's founding in 1905, and offers life insurance, annuities, and limited benefit health insurance products through exclusive employee agents primarily to the lower and middle-income market. CSSD's business model is structured to enable agents located throughout the United States to efficiently distribute new products as well as provide personalized service to the customer. CSSD has evolved its operations to offer a wider variety of products and electronic processing to meet the ever changing needs of the customer and the agents that serve them.

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

Multiple Line Agencies—offers life insurance, annuities, and property and casualty insurance and a limited amount of health insurance primarily through dedicated agents. This distribution channel serves individuals, families, agricultural clients, and small business owners across the country. Policyholders can generally do all their insurance business with a single agent, which has been identified as an important driver to client satisfaction.

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

Specialty Markets Group—which was previously referred to as the Credit Insurance Division, offers credit related products that provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Credit product distribution includes general agents who market to financial institutions, automobile dealers, and furniture dealers. The Group also writes renters, aviation, and private flood insurance through managing general agents.
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

Additional information regarding our policyholder liabilities may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Estimates - Reserves section.

Risk Management
A conservative operating philosophy was a founding principle for our Company and continues to be a guiding principle for us. We manage risks throughout the Company by employing controls throughout our business operations. These controls are designed to both place limits on activities and provide internal reporting information that helps shape adjustments to existing controls. The Company’s Board of Directors oversees a formal enterprise risk management program to coordinate risk management efforts and to provide reasonable assurance that risk taking activities are aligned with strategic objectives. The Board Audit Committee assists the Board in its risk management oversight. The risk management program includes a corporate risk officer who chairs a Management Risk Committee intended to ensure consistent application of the enterprise risk management process across all business segments. The Management Risk Committee is supported by two sub-committees, one focusing on life and corporate business risks and the other focusing on property and casualty business risks. In addition, several other senior management committees support the discussion and enforcement of risk controls in the management of the Company.
Our insurance products are designed to balance features desired by the marketplace with provisions that mitigate our risk exposures across our insurance portfolio. We employ underwriting standards to help ensure proper rates are charged to different classes of risks. In our life insurance and annuity products, we mitigate the risk of disintermediation through the use of surrender charges and market value adjustment features.
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
Several competing insurance carriers are larger than we are, and have brands that are more commonly known and spend significantly more on advertising than we do. We remain competitive with these commonly known brands by managing costs, providing attractive coverage and service, maintaining positive relationships with our agents and our policyholders, and by maintaining our financial strength.
Ratings
Rating agencies provide independent opinions or ratings regarding the capacity of an insurance company to meet the contractual obligations of its insurance policies and contracts. These ratings are based on each rating agency’s quantitative and qualitative evaluation of a company. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor as a guarantee of an insurer’s current or future ability to meet contractual obligations. Each agency’s rating should be evaluated independently of any other rating. Ratings may be changed, suspended, or withdrawn at any time.

Our current insurer financial strength rating from two of the most widely referenced rating organizations as of the date of this filing are as follows:

•	A.M. Best Company: A (1)

•	Standard & Poor’s (“S&P”): A (2)

(1)	A.M. Best’s active company rating scale consists of thirteen ratings ranging from A++ (Superior) to D (poor).

(2)	S&P’s active company ratings scale ‘AAA’ to ‘R’ may be modified by the addition of a plus (+) or minus (-) sign to show relative standing within the major rating categories.

Regulations Applicable to Our Business

Our insurance operations are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency. Insurance regulation has a substantial effect on us and governs a wide variety of matters, such as insurance company licensing, agent and adjuster licensing, policy benefits, price setting, accounting practices, product suitability, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, sales and advertising practices, privacy, information systems security, policy forms, reinsurance reserve requirements, risk and solvency assessments, mergers and acquisitions, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations, claims practices, the remittance of unclaimed property, and enterprise risk management requirements. The models for state laws and regulations often emanate from the National Association of Insurance Commissioners (“NAIC”).
State insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. At any given time, financial, market conduct or other examinations of our insurance companies may be occurring.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded the U.S. federal government presence in insurance oversight. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. Dodd-Frank also established the Federal Insurance Office (“FIO”) within the U.S. Department of Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. There may be further federal involvement in the business of insurance in the future, which may add significant legal complexity and associated costs to our business.

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

Holding Company Regulation. We are an insurance holding company system under the insurance laws of the states where we do business. Our insurance companies are organized under the laws of Texas, Missouri, New York, Louisiana, and California. Insurance holding company system laws and regulations in such states generally require periodic reporting to state insurance regulators of various business, enterprise risk management and financial matters and advance notice to, and in some cases approval by, such regulators prior to certain transactions between insurers and their affiliates. These laws also generally require regulatory approval prior to the acquisition of a controlling interest in an insurance company. These requirements may deter or delay certain transactions considered desirable by management or our stockholders.

Rate Regulation. Nearly all states have laws that require life, health, credit, and property and casualty insurers to file rate schedules and require most insurers to file policy or coverage forms and other information with the state’s regulatory authority. In many cases these must be approved prior to use. The objectives of rate laws vary, but generally a price cannot be excessive, inadequate or unfairly discriminatory. Prohibitions on discriminatory pricing apply in the context of certain products as well.

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

Insurance Reserves. State insurance laws require life and property and casualty insurers to annually analyze the adequacy of statutory reserves. Our appointed actuaries must submit opinions annually for our insurance companies that policyholder and claim reserves are adequate.

Risk-Based Capital and Solvency Requirements. The NAIC has a formula for analyzing capital levels of insurance companies called risk-based capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At its June 2018 meeting, the NAIC’s Capital Adequacy Task Force adopted a change to the formulas used to calculate risk-based capital to reflect the lower federal corporate income tax rate applicable under the Tax Cuts and Jobs Act of 2017. The NAIC’s risk-based capital formulas now employ a tax factor of 21%, instead of 35%. Despite this change, at December 31, 2018, American National Insurance Company and each of its insurance subsidiaries remained more than adequately capitalized and exceeded the minimum RBC requirements.
Securities Regulation. The sale and administration of variable life insurance and variable annuities are subject to extensive regulation at the federal and state level, including by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies are issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts generally are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations.

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
Suitability. FINRA rules require broker-dealers selling variable insurance products to determine that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, most states have enacted the NAIC’s Suitability in Annuity Transactions Model Regulation that, in adopting states, places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC is considering revisions to this model regulation that would further elevate the standard of care for annuity sales. New York already has taken further action, through the adoption by the New York Department of Financial Services of a regulation that requires in part that life insurance policies and annuity contracts delivered or issued for delivery in New York be in the best interest of the consumer, effective August 1, 2019 for annuities and February 1, 2020 for life insurance.
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
On June 28, 2018, California enacted a sweeping new privacy law known as the California Consumer Privacy Act of 2018 (“CCPA”), with an original effective date of January 1, 2020. The CCPA requires enhanced customer disclosure about how a business collects and uses personal data, how such data is used in business processes, and with and to whom customer data is shared or sold. In addition, the CCPA also affords a consumer a “right to be forgotten” in certain circumstances. On August 31, 2018, the California State Legislature passed SB-1121, a bill that delays enforcement of the CCPA until July 1, 2020 and makes other amendments and clarifications to the law. Such clarifications include exempting from certain requirements of the CCPA information that is collected, processed, sold or disclosed pursuant to the California Information Privacy Act, the federal Gramm-Leach-Bliley Act or the federal Driver’s Protection Act. The revisions, however, do not exempt such information from the CCPA’s private right of action provision in all instances. Additionally, the definition of “personal information” in the CCPA is broad and may encompass other information that we maintain in our California business beyond that excluded under the Gramm-Leach-Bliley Act, Driver’s Protection Act or the California Information Privacy Act exemption.

In addition, the Fair Credit Reporting Act (the “FCRA”) is a federal law that governs the use and sharing of consumer credit information provided by a consumer reporting agency. Requirements under the FCRA apply to an insurer if such insurer obtains and uses consumer credit information to underwrite insurance. Such requirements may include obtaining the consumer’s consent and providing various notices to the consumer. While the use of consumer credit information in the underwriting process is expressly authorized by the FCRA, various states have issued regulations that limit or prohibit the use of consumer credit information by insurers, and some consumer groups continue to criticize the use of credit-based insurance scoring in underwriting and rating processes. As a result of a 2017 data breach of a major credit reporting agency, there may be additional efforts at the federal or state level to regulate the use of credit-based information by insurers. Any such regulation could force changes in our underwriting practices and impact our profitability.

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

In addition, the NAIC has adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and the Insurance Data Security Model Law. The data security model law establishes standards for data security in the insurance industry, including standards for investigating a data breach and requiring certain notifications to regulators, producers and consumers. South Carolina became the first state to adopt the data security model law in May 2018, and its compliance requirements will be fully enacted by July 1, 2020. Several other states are considering adopting this model law. While it is not mandatory for insurers to comply with an NAIC model law, nor for states to adopt a model law, state and federal legislators and regulators are likely to look to the model law, as well as the NYDFS regulation, for guidance in proposing new legislation and regulation. The NAIC model law could also become a standard to which insurance companies are held in decisions on whether to bring enforcement actions. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We expect a continuing focus at the state and federal levels on the privacy and security of personal information.
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

Healthcare Regulation. We are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act affects the small blocks of business we have offered or acquired over the years that are, or are deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees, retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees. Any repeal, replacement or amendment of the Healthcare Act could have similar effects on us. Although President Trump and many Congressional Republicans have indicated a desire to repeal or revise the Healthcare Act, the fate of these proposals is unclear. Further, a December 2018 decision by the federal district court for the Northern District of Texas ruled the Healthcare Act to be unconstitutional. The Healthcare Act will remain in effect during the likely appeals process; however, such litigation creates further uncertainty regarding the future of the Healthcare Act. We are unable to predict how these events will ultimately be resolved and what the potential impact may be on the Healthcare Act and our business.

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
Employees
As of December 31, 2018, we had approximately 4,640 employees. We consider our employee relations to be good.

Available Information
We file periodic and current reports, proxy statements and other information with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including us.
Our press releases, financial information and reports filed with the SEC (for example, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those forms) are also available online at www.americannational.com. The reference to our website does not constitute the incorporation by reference of information contained at such website into this, or any other, report. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC.

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
Economic and Investment Market Risk Factors
Our results of operations are materially affected by economic and political conditions in the U.S. and elsewhere. The strength and sustainability of economic activity is inherently uncertain. Factors such as unemployment, declining workforce participation, consumer prices, geopolitical and international trade issues, energy prices, stagnant or declining family incomes, consumer confidence and spending, and increased student and consumer debt can adversely affect the economy and demand for our products. Unfavorable economic developments could adversely affect us if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions may impair the ability of our customers to pay premiums as they come due.
Interest rates have a significant impact on our business and on consumer demand for our products. When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed maturity securities. In addition, increasing rates on other insurance or investment products offered by competitors can lead to higher surrenders by our customers at a time when fixed maturity investment asset values are lower. We may react to market conditions by increasing crediting rates, which narrows our “spread,” or the difference between the amounts we earn on investment and the amount we must pay under our contracts. Decreasing interest rates also can adversely affect our spreads, particularly with interest-sensitive life insurance and fixed annuities. An environment of persistently low (or lower) interest rates, as in recent years, compounds this spread compression. Further, when market interest rates decrease or remain at relatively low levels, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. Proceeds from maturing, prepaid or sold bonds or mortgage loan investments may be reinvested at lower yields, reducing our spread. Our ability to decrease product crediting rates in response may be limited by market and competitive conditions and by regulatory or contractual minimum rate guarantees. While we use ALM processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective. See the Risk Management discussion in Item 1 above and the General Trends discussion in Part II, Item 7 below for further details about interest rates and our ALM processes.
Fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate could adversely affect our business. Investment returns are an important part of our profitability. Substantially all investments, including our fixed maturity, equity, real estate and mortgage loan investment portfolios, are subject to market and credit risks, including market volatility and deterioration in the credit or prospects of companies or governmental entities in which we invest. We could incur significant losses from such risks, particularly during extreme market events. The concentration of our investments in any particular industry, group of related industries or government issuers, or geographic area can compound these risks. Moreover, the Board of Governors of the Federal Reserve System has moved towards normalizing monetary policy from the programs of recent years that have fostered a historically low interest rate environment. In addition to resulting in higher interest rates, this move has generated volatility in debt and equity markets, which could continue or worsen.

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

Our loss reserves are estimates of amounts needed to pay and administer incurred claims and, as such, are inherently uncertain; they do not and cannot represent exact measures of liability. Inflationary events, especially events outside of historical norms, or regulatory changes that affect the assumptions underlying our estimates can cause variability. For example, increases in costs for auto parts and repair services, construction costs, and commodities (whether as a result of market forces, tariffs or other conditions or events) result in higher losses for property damage claims. Accordingly, our loss reserves could prove to be inadequate to cover our actual losses and related expenses. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Reserves for additional information.
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
Interest rate fluctuations and other events may require us to accelerate the amortization of deferred policy acquisition costs (“DAC”). When interest rates rise, life and annuity surrenders and withdrawals may increase as policyholders seek to buy products with higher or perceived higher returns, impacting estimates of future profits. Significantly lower future profits may cause us to accelerate DAC amortization, and such acceleration could adversely affect our results of operations to the extent such amortization exceeds any surrender or other charges earned as income upon surrender and withdrawal. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies and Practices, and Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.

We may be unable to maintain the availability and performance of our systems and to safeguard our data and our customers' confidential information and privacy. We rely on the availability, reliability, and security of internet technologies, our internal networks, information-processing infrastructure, system platforms, business applications and third-party providers to receive, store, process, retrieve, calculate and evaluate customer and company information, including to provide insurance quotes, process premium payments, administer our products, provide customer support, file and pay claims and make changes to existing policies, among many other functions. We also use systems for investment management, financial reporting and data analysis to support our policyholder reserves and other actuarial estimates. We have developed or evolved strategies and processes to secure, maintain and enhance our existing internal networks, technology and processing infrastructure and our information systems and to update or replace certain information systems to keep pace with advancing technology, changing customer preferences and expectations, and increasingly stringent industry and regulatory standards. However, system failures, extended unavailability or other outages, or damage or destruction to internal or external networks or systems, whether caused by intentional or unintentional acts or events, as well as difficulties arising from the implementation of security-threat system patches, third-party system upgrades, and new systems and technologies, could compromise our ability to perform critical functions on a timely basis. For instance, if these systems were inaccessible or inoperable, or if they fail to function effectively or as designed, the resulting disruptions may impede or interrupt our business operations, cause misstated or unreliable financial data, or impact the effectiveness of our internal controls over financial reporting.
In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services, over which we have no direct control, including providers of computing infrastructure platforms commonly known as the “cloud.” We are highly dependent on our ability to access these external services for necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. If we do not effectively develop, implement and monitor these relationships, if third-party providers do not perform as anticipated, if technological or other problems are incurred with a transition, or if outsourcing relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost-efficiencies, and we may experience operational difficulties, increased costs and a loss of business.
We receive and transmit legally protected information with and among customers, agents, financial institutions and selected third party vendors and service providers, including personally identifiable policyholder information. We have invested significant time and resources towards preventing and mitigating risks through security vulnerability assessments and several layers of data intrusion and detection protection technologies, designs and authentication capabilities. Our efforts may not be effective against all security threats and breach attempts in light of increasingly complex and persistent threat techniques and the evolving sophistication of individual and state-sponsored cyber-attacks. A breach, whether from external or internal sources, or from the theft or loss of equipment, can result in access, viewing, misappropriation, altering or deleting information in ours or a third party’s systems on which we rely, including customers’, agents’ and employees’ sensitive personal and financial information and our proprietary business information. Like other companies, we have experienced threats to our data and systems, including malware and ransomware, seeking to gain unauthorized access to systems and data or to cause disruptions in service. In addition, a limited number of spoofing attacks have been carried out by individuals impersonating customers, which have resulted in unauthorized withdrawals from certain customer accounts. Such withdrawals have been refunded by us, and we believe we have implemented appropriate business process changes to help mitigate future attacks. To date, these various threats and attacks have not been material to our operations. However, any significant attacks, unauthorized access or disclosures, disruptions or other security breaches, whether affecting us or third parties, could result in substantial business disruption and consequences, including without limitation, costs of repairing or replacing systems, increased security costs, costs of customer notifications and credit monitoring services, lost revenues, litigation, regulatory action, fines and penalties, and harm to customer and producer confidence and our reputation. While we have purchased cybersecurity risk insurance and intend to assess the adequacy of this insurance annually, this insurance may not be sufficient in scope or amount to cover all of our losses from breaches of our data.
Cybersecurity risks may also cause an index’s performance to be incorrectly calculated, which could affect the calculation of values under certain of our insurance and annuity contracts. We are not responsible for the calculation of any index. Breaches in cybersecurity may also negatively affect the value of the securities or other investments that comprise or define an index.
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

Our business operations depend on our ability to appropriately distribute, execute and administer our policies and claims. Our primary business is writing and servicing life, annuity, property and casualty, and health insurance for individuals, families and businesses. Any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error, vendor error, or technological problems, could have a negative effect on operations and reputation, particularly if such problems or discrepancies are replicated through multiple policies.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which may adversely impact our Company.

It is necessary for us to maintain effective internal controls over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures to provide timely and reliable financial and other information. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we disclosed certain material weaknesses in our internal controls over financial reporting. After enhancements to our internal controls, we concluded as of the end of fiscal year 2017 that our internal controls over financial reporting and our disclosure controls and procedures were effective. We have also concluded as of and for the year ended December 31, 2018 that our internal controls over financial reporting and our disclosure controls and procedures are effective. However, we cannot be certain that we will be able to prevent future material weaknesses or that there are no existing, but as yet undiscovered, weaknesses that we need to address. A failure to maintain adequate internal controls may adversely affect our ability to provide information that accurately reflects our financial condition on a timely basis. This could cause an adverse effect on our business, results of operations and the market price of our stock if investors, customers, rating agencies, regulators or others lose confidence in our reported financial and other information, if we become subject to SEC or other regulatory review and sanctions, or if we become subject to litigation that results in substantial fines, penalties or liabilities.

Catastrophic Event Risk Factors
We may incur significant losses resulting from catastrophic events. Our property and casualty operations are exposed to catastrophes caused by natural events, such as hurricanes, tornadoes, wildfires, droughts, earthquakes, snow, hail and windstorms, and manmade events, such as terrorism, riots, explosions, hazardous material releases, and utility outages. Our life and health insurance operations are exposed to the risk of catastrophic mortality or illness, such as a pandemic, an outbreak of an easily communicable disease, or another event that causes a large number of deaths or high morbidity. Our investment operations are exposed to catastrophes as a result of direct investments and mortgages related to real estate. Our operating results may vary significantly from one period to the next since the likelihood, timing, severity, number or type of catastrophe events cannot be accurately predicted. Our losses in connection with catastrophic events are primarily a function of the severity of the event and the amount of our exposure in the affected area.

Many scientists, legislators and regulators believe climate change has added to the unpredictability, severity and frequency of extreme weather and loss events. To the extent climate change increases the frequency and severity of such events, we may face increased claims, and we may experience investment losses as a result of such events. Predicting the frequency and severity of extreme weather and loss events is inherently uncertain. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business or the value of our investments.

The occurrence of events that are unanticipated in our business continuity and disaster recovery planning could impair our ability to conduct business effectively. Our corporate headquarters is located in Galveston, Texas, on the coast of the Gulf of Mexico and in the past has been impacted by hurricanes. Our League City, Texas offices are designed to support our operations and service our policyholders in the event of a hurricane or other natural disaster affecting Galveston. The primary offices of our property and casualty insurance companies are in Springfield, Missouri and Glenmont, New York, which helps to insulate these facilities and their operations from coastal catastrophes. However, the severity, timing, duration or extent of an event may be unanticipated by our business continuity planning, which could result in an adverse impact on our ability to conduct business. In the event a significant number of our employees or agents were unavailable or unable to work following such a disaster, or if our computer-based data processing, transmission, storage and retrieval systems were affected, our ability to effectively conduct our business could be compromised.

Marketplace Risk Factors
Our future results are dependent in part on successfully operating in insurance and annuity industries that are highly competitive with regard to customers and producers. Strong competition for customers has led to increased marketing and advertising by our competitors, many of whom have well-established national reputations and greater financial and marketing resources, as well as the introduction of new insurance products and aggressive pricing. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may limit our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the Internet has emerged as a significant place of new competition, both from existing competitors and new competitors. In addition, product development and life-cycles have shortened in many product segments, leading to intense competition with respect to product features.

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

As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected issues related to claims and coverage may emerge. These changes may include modifications to long established business practices or policy interpretations, which may adversely affect us by extending coverage beyond our underwriting intent or by increasing the type, number, or size of claims. For example, many states have adopted legislation that is similar to the Model Unclaimed Life Insurance Benefits Act. Such legislation imposes requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File, investigate any potential matches, determine whether benefits are payable, and attempt to locate beneficiaries. Some states are attempting to apply these laws retroactively to existing policies. A number of states have aggressively audited life insurance companies, including us and some of our subsidiaries, for compliance with such laws, and more states could do so. Such audits have sought to identify unreported insured deaths and to determine whether any unpaid benefits, proceeds or other payments under life insurance or annuity contracts should be treated as unclaimed property to be escheated to the state. We have modified our claims process to stay current with emerging trends. It is possible that such audits may result in regulatory actions, litigation, administrative fines and penalties, interest, and additional changes to our procedures.

Federal regulatory changes and initiatives have a growing impact on us. For example, Dodd-Frank provides for enhanced federal oversight of the financial services industry through multiple initiatives. Provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau (“CFPB”) may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. The Federal Insurance Office, as a result of various studies it conducts, may also recommend changes in laws or regulations that affect our business. Although President Trump has indicated a desire to revise or reverse some provisions of Dodd-Frank, the fate of such proposals is unclear, and we cannot predict with certainty how Dodd-Frank will continue to affect the financial markets generally or impact our business and results of operations.
Certain federal regulation may impact our property and casualty operations. In 2013, HUD finalized a regulation applicable to home lenders, landlords and other housing providers that prohibits lending and housing practices having a disparate impact against protected classes, even if there is no intent to discriminate. Various legal challenges to this regulation were pursued, culminating in a decision of the U.S. Supreme Court in 2015 generally viewed as favorable to the regulation. More recently, the Trump Administration has sought delay and reconsideration of the regulation and HUD has indicated its intent to propose changes to the rule, however the text of such changes has not yet been published. There is concern among property and casualty insurers that this regulation could be applied in a manner that adversely impacts price differentiation for homeowners’ policies using traditional risk selection analysis. Whether or not the regulation is modified, it is uncertain to what extent it may impact property and casualty industry underwriting practices. Such regulation could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. In addition, Congress or states may enact legislation affecting insurers’ ability to use credit-based insurance scores as part of the property and casualty underwriting or rating process, which could force changes in underwriting practices and impair our property and casualty operations’ ability to write homeowners business profitably.

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

We have previously reported that in April 2018, the SEC proposed a regulation addressing the standards of care applicable to broker-dealers and investment advisers. “Regulation Best Interest” would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities. As part of the proposed rule, the SEC would require broker-dealers and investment advisers to provide retail customers a Client Relationship Summary (“Form CRS”) to disclose certain information about the nature of the customer’s relationship with their investment professional, including fees and costs associated with services and conflicts of interest the firm may have. In November 2018, the SEC published a report on investor testing conducted by the Rand Corporation, in which feedback was gathered on sample Form CRS. The SEC made the results of that testing available for public comment and is considering such comments before finalizing the Regulation Best Interest and Form CRS rule proposals.
There have also been state efforts to change the standards of care applicable to broker-dealers, investment advisers and insurance producers, including the “Suitability and Best Interests in Life Insurance and Annuity Transactions” regulation adopted by the NYDFS. Such regulation addresses the duties and obligations of insurers and their producers and provides that any transactions with respect to life insurance policies and annuity contracts delivered or issued for delivery in New York must be in the best interest of the consumer and appropriately address the insurance needs and financial objectives of the consumer at the time of the transaction. It further requires that any recommendation must be based on an evaluation of the suitability information of the consumer and reflect the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use under the prevailing circumstances. Further, a producer’s compensation and other incentives must not influence his or her recommendations. The New York regulation will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020.
All or any of the above-described federal and state efforts to address the standards of care applicable to broker-dealers, investment advisers and insurance producers could materially affect how our life insurance and annuity products are designed, marketed and serviced. We may find it necessary to change our producer compensation practices, limit the assistance producers can provide to contract owners, replace or engage additional producers, or otherwise change how we design and support sales of our annuities. Any of these regulatory or legislative measures, or judicial rulings regarding the same, or consumer and producer reaction to such measures, could have a material adverse impact on our ability to sell annuities and certain other products and to retain in-force business.

Lastly, international standards continue to emerge in response to the globalization of the insurance industry and evolving standards of regulation, privacy, solvency measurement and risk management. Any international conventions or mandates that directly or indirectly impact or influence the nature of U.S. regulation or industry operations could negatively affect us.

For further discussions of the kinds of regulation applicable to us, see Item 1, Business, Regulations Applicable to Our Business section.

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

On December 22, 2017, the federal government enacted the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform made broad and complex changes to federal corporate tax law and resulted in changes to our overall tax obligations. Most notably, Tax Reform reduced the corporate income tax rate from 35% to 21%. In addition, there were several changes that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction and changes to the calculation of tax reserves associated with policyholder liabilities. Amendments or clarifications of Tax Reform from additional regulatory and administrative guidance, may occur. Any changes in federal income tax laws, including changes to Tax Reform could adversely affect the federal income taxation of our ongoing operations and have a material adverse impact on our business and results of operations.

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

Future changes to GAAP or SAP could impact our product profitability, reserve and capital requirements, financial condition or results of operations. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements and the future adoption of new accounting standards on the Company.

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

Other Risk Factors
Our financial strength ratings could be downgraded. Various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish financial strength ratings as their opinion of an insurance company’s creditworthiness and ability to meet policyholder and contractholder obligations. As with other rated companies, our ratings could be downgraded at any time and without any notice by any NRSRO. A downgrade or an announced potential downgrade of our financial strength ratings could have multiple adverse effects on us including:

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

We are controlled by a small number of stockholders. As of December 31, 2018, the Moody Foundation, a charitable trust, beneficially owned approximately 22.75% of our common stock. In addition, Moody National Bank, in its capacity as trustee or agent of various accounts, had the power to vote approximately 49.07% of our common stock as of such date. As a result, subject to applicable legal and regulatory requirements, these institutions have the ability to exercise a controlling influence over matters submitted for stockholder approval, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock if controlling stockholders sell a significant number of shares or if investors perceive disadvantages in owning stock in a company controlled by a small number of stockholders.

See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details regarding certain risks that we face.

Advances in medical technology may adversely affect our business. Genetic testing and diagnostic imaging technology is advancing rapidly. Increases in the prevalence, availability (particularly in the case of direct to consumer genetic testing) and accuracy of such testing may increase our adverse selection risk, as people who learn that they are predisposed to certain medical conditions associated with reduced life expectancy may be more likely to purchase and maintain life insurance policies. Conversely, people who learn that they lack genetic predisposition to conditions associated with reduced life expectancy may forego the purchase of life insurance, or permit existing policies to lapse, and may be more likely to purchase certain annuity products. Our access to and ability to use medical information, including the results of genetic and diagnostic testing, that is known to our prospective policyholders is important to our underwriting of life insurance and annuities. Some states restrict insurers’ access and use of genetic information, and similar additional regulations and legislation may be adopted. Such regulation and legislation likely would exacerbate adverse risk selection related to genetic and diagnostic testing.

In addition to earlier diagnosis and knowledge of disease risk, medical advances may increase overall health and longevity. If this were to occur, the duration of payments made under certain of our annuity products would be extended beyond our actuarial assumptions, reducing the profitability of such business. This may require us to modify our assumptions, models or reserves.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
We own and occupy our corporate headquarters in Galveston, Texas. We also own and occupy the following properties that are materially important to our operations:

•	Three buildings in League City, Texas which are used by our Life, Health, and Corporate and Other segments.

•	Five buildings, four in Springfield, Missouri and the other in Glenmont, New York, which are used by our Property and Casualty segment.
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
On December 31, 2018, our year-end closing stock price was $127.24 per share, and there were 644 holders of record of our issued and outstanding shares of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2018:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$80.05	$2,391,739
Not approved by security holders	—	—	—
Total	—	$80.05	$2,391,739

Performance Graph
The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2013, with all dividends reinvested.
Value at each year-end of a $100 initial investment made on December 31, 2013:

	December 31,
	2013	2014	2015	2016	2017	2018
American National	$100.00	$101.53	$93.51	$115.64	$121.55	$123.48
NASDAQ Total OMX	100.00	114.43	113.46	128.22	155.63	147.16
NASDAQ Insurance OMX	100.00	114.10	113.26	136.41	159.53	150.51

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
American National Insurance Company
(and its subsidiaries)

	Years ended December 31,
(dollar amounts in millions, except per share amounts)	2018	2017	2016	2015	2014
Total premiums and other revenues	$3,326	$3,411	$3,228	$3,017	$3,051
Income from continuing operations, net of tax*	160	496	183	242	247
Net income*	160	496	183	242	247
Net income attributable to American National*	159	494	181	243	245
Per common share
Income from continuing operations, net of tax*
Basic	5.97	18.43	6.79	9.02	9.21
Diluted	5.96	18.38	6.77	8.99	9.17
Net income attributable to American National*
Basic	5.91	18.35	6.73	9.04	9.15
Diluted	5.91	18.31	6.71	9.02	9.11
Cash dividends per share	3.28	3.28	3.26	3.14	3.08

	December 31,
	2018	2017	2016	2015	2014
Total assets	$26,912	$26,387	$24,533	$23,766	$23,566
Total American National stockholders’ equity	5,257	5,247	4,652	4,452	4,428
Total equity	5,272	5,256	4,661	4,462	4,440

*
Results for the year ended December 31, 2017 include the impact of the U. S. Tax Cut and Jobs Act ("Tax Reform") of $206.4 million, primarily due to the remeasurement of our deferred tax balances to the new 21% corporate income tax rate. Excluding the impact of Tax Reform, the Company’s net income for the year ended December 31, 2017 would have been $287.3 million and net earnings per basic and diluted share of $10.68 and $10.65, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. It is not a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A, Risk Factors and elsewhere in this report. Management’s discussion and analysis (“MD&A”) of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data.

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
The Corporate and Other segment acts as the owner of all of the invested assets of the Company. The investment income from the invested assets is allocated to the insurance segments in accordance with the assets allocated to each insurance segment. Earnings of the Corporate and Other segment are derived from income related to invested assets not allocated to the insurance segments and from our non-insurance businesses. All realized investment gains and losses, which includes other-than-temporary impairments (“OTTI”), are recorded in this segment.
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

Increased Challenges of Talent Attraction and Retention: Attracting qualified individuals and retaining existing employees is a challenge for all employers. Businesses have become extremely competitive in the talent marketplace, and with such low unemployment today, it has become a candidate’s job market. Combined with the increasing impact of social media it is easier than ever for companies to find individuals with needed job skills and lure them away from their current positions. As a result, the ability to distinguish American National as the employer of choice grows increasingly challenging.

Our expanded use of technology, particularly our new recruiting-marketing platform combined with greater use of social media, is intended to enhance our employer brand and educate candidates on why they should work for us. Our ongoing efforts to develop a diverse and inclusive workforce not only strengthens the engagement of our current employee population but helps make us an attractive employer where differing insights and opinions are valued. Valuing different perspectives and the impact of broader employee influence on how decisions are made, are two areas for the company to focus on for successful retention. Providing for robust career development opportunities and effective succession planning is expected to be another important part of our retention efforts.

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
Health
Most of the major provisions of the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, “the Healthcare Acts”), phased in effective January 1, 2014. The Healthcare Acts mandated broad changes in the delivery of health care benefits that have impacted our business model including our relationships with current and future customers, producers, and health care providers, as well as our products, services and processes. As a result, the Healthcare Acts generated new opportunities in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products to be sold in the worksite market as well as to individuals. We feel that recent changes to the Healthcare Acts that removed the tax consequences for not having health coverage and the removal of limitations on Short Term Medical products could significantly increase our production. We also continue to expand our presence in the worksite market to generate new opportunities in the broker market, as well as developing and implementing a captive sales force.
We expect our Managing General Underwriter (“MGU”) business to remain stable during 2019. We generally retain only 10% of the MGU premium and risk. The majority of the revenue generated from this business is fee income included in “Other income” of the Health segment’s operating results.

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
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires estimates and assumptions that often involve a significant degree of judgment. These estimates and judgments include expectations of current and future mortality, morbidity, persistency, claims and claim adjustment expenses, recoverability of receivables, investment returns and interest rates which extend well into the future. In developing these estimates, there is inherent uncertainty, and material changes to facts and circumstances may develop. Although variability is inherent in these estimates, we believe the amounts as reported are appropriate, based upon the facts available upon compilation of the consolidated financial statements.

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

Reserves
Life and Annuity Reserves
Life Reserving–Principal assumptions used in the determination of the reserves for future policy benefits are mortality, policy lapse rates, investment return, inflation, expenses and other contingent events as appropriate to the respective product type. Reserves for incurred but not reported (“IBNR”) claims on life policies are calculated using historical claims information. Reserves for interest-sensitive and variable universal life insurance policies are equal to the current account value calculated for the policyholder. Some of our universal life policies contain secondary guarantees, for which additional reserves are recorded based on the term of the policy.

Annuity Reserving–Reserves for payout annuities with more than insignificant amounts of mortality risk are calculated in accordance with the applicable accounting guidance for limited pay insurance contracts. Benefit and maintenance expense reserves are calculated by using assumptions reflecting our expectations of future costs, including an appropriate margin for adverse deviation.  These assumptions are locked-in at issue and generally reflect pricing assumptions from that period.  If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are recorded. The resulting recognition of profits would be gradual over the expected life of the contract.

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

Key Assumptions–The following assumptions reflect our best estimates and may impact our life and annuity reserves:

•	Future lapse rates will remain reasonably consistent with our current expectations;

•	Mortality rates will remain reasonably consistent within standard industry mortality table ranges; and

•	Future interest spreads will remain reasonably consistent with our current expectations.

Recoverability–At least annually, we test the adequacy of the net benefit reserves (policy benefit reserves less DAC) recorded for life insurance and annuity products. To perform the tests, we use our current best-estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns.

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

Health Reserves
Health reserves are established using the following methods:
Completion Factor Approach–This method assumes that the historical claim patterns will be an accurate representation of unpaid claim liabilities. An estimate of the unpaid claims is calculated by subtracting period-to-date paid claims from an estimate of the ultimate “complete” payment for all incurred claims in the period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout.
Tabular Claims Reserves–This method is used to calculate the reserves for disability income blocks of business. These reserves rely on published valuation continuance tables created using industry experience regarding assumptions of continued morbidity and subsequent recovery. Reserves are calculated by applying these continuance tables, along with appropriate company experience adjustments, to the stream of contractual benefit payments. These expected benefit payments are discounted at the required interest rate.
Future Policy Benefits–Reserves are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate.
Premium Deficiency Reserves–Deficiency reserves are established when the expected future claim payments and expenses for a classification of policies are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, and the expected benefit utilization patterns. We have established premium deficiency reserves for portions of the major medical business and the long-term care business that are in run-off. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness, and the reserve amount is monitored against emerging losses.
Property and Casualty Reserves
Reserves for Claims and Claim Adjustment Expense (“CAE”)–Property and casualty reserves are established to provide for the estimated cost of settling and paying both reported (“case”) as well as incurred but not reported (“IBNR”) claims. The two major categories of CAE are defense and cost containment expense, and adjusting and other expense. The details of property and casualty reserves are shown below (in thousands):

	December 31, 2018			December 31, 2017
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$858,800	$58,381	$800,419	$544,256	$62,629	$481,627
IBNR	131,988	11,107	120,881	409,137	26,657	382,480
Total	$990,788	$69,488	$921,300	$953,393	$89,286	$864,107

Case Reserves–Reserves for reported losses are determined on either a judgment or a formula basis, depending on the timing and type of the loss. The formula reserve is a fixed amount for each claim of a given type based on historical paid loss data for similar claims with a provision for claim inflation. Judgment reserve amounts replace initial formula reserves and are set for each loss based on facts and circumstances of each case and the expectation of damages. We regularly monitor the adequacy of reserves on a case-by-case basis and change the amount of such reserves as necessary.

IBNR–IBNR reserves are estimated based on many variables including: historical statistical information, inflation, legal environment, economic conditions, trends in claim severity and frequency as well as other factors affecting the adequacy of claim reserves. Loss and premium data is aggregated by exposure class and by accident year. IBNR reserves are estimated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to claims. Adjustments in aggregate reserves, if any, are included in the results of operations of the period during which such adjustments are made.

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
Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line exceed the expected premiums for that product line. The estimation of a deficiency reserve considers the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the need for deficiency reserves are reviewed periodically for reasonableness. There were no reserves of this type at December 31, 2018 and December 31, 2017, respectively.

Property and Casualty Reserving Methodology–The following methods are utilized:

•
Initial Expected Loss Ratio–This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to influence initial expectations of the ultimate loss ratios.

•
Bornhuetter-Ferguson–This method uses as a starting point an assumed initial expected loss ratio method and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our historical experience. This method is generally appropriate where there are few reported claims and an unstable pattern of reported losses.

•
Loss or Expense Development (Chain Ladder)–This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.

•
Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development–This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.

•
Calendar Year Paid Adjusting and Other Expense to Paid Loss–This method uses a selected prior calendar years’ paid expense to paid loss ratio to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim's life.

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
For non-credit lines of business, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and we measure the sensitivity of our reserve levels to unexpected changes in inflation. The impacts of future inflation for a 1.0% decrease and 3.0% increase over the implied inflation rate in the December 31, 2018 gross loss reserve balance are as follows (amounts in thousands):

Cumulative Increase (Decrease) in Reserves	1.0% Decrease	3.0% Increase
Personal
Automobile	$(6,038)	$18,582
Homeowner	(1,578)	4,894
Commercial
Agricultural Business	(6,544)	22,323
Automobile	(2,799)	7,965
The analysis of our credit insurance lines of business quantifies the estimated impact on gross loss reserves of a reasonably likely scenario of varying the ratio applied to the earned premium to determine the IBNR reserves at December 31, 2018. IBNR reserving methodology for this line of business focuses primarily on the use of a ratio applied to the unearned premium for each credit insurance product. The selected ratios are based on historical loss and claim data. In our analysis, we varied this ratio by +/- 5% across all credit insurance products combined. The results of our analysis show an increase or decrease in gross reserves across all accident years combined of approximately $10.1 million.
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
Management believes our reserves at December 31, 2018 are adequate. New information, regulation, events or circumstances unknown at the original valuation date, however, may result in future development resulting in ultimate losses being significantly greater or less than the recorded reserves at December 31, 2018.

Deferred Policy Acquisition Costs
We had a DAC asset of approximately $1.50 billion and $1.37 billion at December 31, 2018 and 2017, respectively. See Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional details.
We believe the estimates used in our DAC calculations provide an example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-tail business at December 31, 2018 (in thousands):

Increase (Decrease) in DAC
Increase in future investment margins of 25 basis points	$36,192
Decrease in future investment margins of 25 basis points	(39,335)
Decrease in future life mortality by 1%	1,509
Increase in future life mortality by 1%	(1,520)
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
Other-Than-Temporary Impairment
A decline in the fair value of fixed maturity investment securities below their cost basis is evaluated on an ongoing basis to determine if the decline is other-than-temporary. A number of assumptions and estimates inherent in evaluating impairments are used to determine if they are other-than-temporary, which include 1) our ability and intent to hold the investment securities for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than cost basis; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions, which could affect liquidity.

Valuation of Financial Instruments
The fair value of available-for-sale fixed maturity and equity securities is determined by management using one of the three primary sources of information: the quoted prices in active markets; third-party pricing services; or independent broker quotations. Estimated fair value of securities based on quoted prices in active markets is readily and regularly available; therefore, valuation of these securities generally does not involve management judgment. For securities without quoted prices, fair value measurement is determined using third-party pricing services’ proprietary pricing applications. Typical inputs used by the models are relevant market information, benchmark curves, benchmark pricing of like securities, sector groupings and matrix pricing. Any securities remaining unpriced after utilizing the first two pricing methods are submitted to independent brokers for prices. We have analyzed the third-party pricing services and independent brokers’ valuation methodologies and related inputs, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Management completes certain tests throughout the year and at year-end to determine that prices provided by our pricing services are reasonable.

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
Pension and Postretirement Benefit Plans
The Company has frozen each of its defined benefit pension plans. Our pension and postretirement benefit obligations and related costs covering our employees are estimated using actuarial concepts in accordance with the relevant accounting guidance. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurements. Each year, these key assumptions are reevaluated to determine whether they reflect the best estimates for the current period. Changes in the methodology used to determine the best estimates are made when facts or circumstances change. Other assumptions involve demographic factors such as retirement age, mortality and turnover. The expected long-term rate of return on plan assets is determined using the building-block method which is described further in Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies and Practices, Pension and Postretirement Benefit Plans. In 2017, the Company commenced a one-time window offering to terminated, vested participants of our qualified defined benefit pension plans. The offer allowed participants to take a lump sum or annuity payout which was funded from pension plan assets. See Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 18, Pension and Postretirement Benefits for additional details.
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

Federal Income Taxes
Our effective tax rate is based on income at statutory tax rates, adjusted for non-taxable and non-deductible items, and tax credits. Management’s best estimate of future events and their impact is included in our effective tax rate. Certain changes or future events, such as changes in tax legislation, and completion of tax audits could have an impact on our estimates and effective tax rate. Audit periods remain open for review until the statute of limitations has passed.

GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. There were no material valuation allowances recorded during the years ended December 31, 2018 and 2017. Although realization is not assured, management believes it is more-likely-than-not that our remaining deferred tax assets will be realized and that no additional valuation allowance is necessary as of December 31, 2018.

On December 22, 2017, the federal government enacted the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform made broad and complex changes to federal corporate tax law and resulted in changes to our overall tax obligations. Most notably, Tax Reform reduced the corporate income tax rate from 35% to 21%. Other provisions affecting corporations include, but are not limited to, changes to the deductibility of interest expense, limitations on certain deductions for executive compensation and the repeal of the corporate Alternative Minimum Tax. In addition, there were several changes that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, and changes to the calculation of tax reserves associated with policyholder liabilities.

Subsequent to enactment, the Securities Exchange Commission introduced Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides guidance on accounting for the effects of the Tax Reform where our determinations were incomplete but we were able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment of Tax Reform. In 2017, we recorded a provisional tax benefit of $206.4 million in accordance with the guidance in SAB 118. As a result of Tax Reform, we remeasured our existing deferred tax balances to the new 21% corporate income tax rate. Additionally, we made a reasonable estimate to evaluate the impact of Tax Reform on our 2017 financial statements. There were no adjustments in 2018 to the provisional tax benefit we recorded in 2017.

Consolidated Results of Operations
The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
PREMIUMS AND OTHER REVENUES
Premiums	$2,228,193	$2,067,202	$1,996,648	$160,991	$70,554
Other policy revenues	285,549	248,526	306,880	37,023	(58,354)
Net investment income	858,367	966,077	860,235	(107,710)	105,842
Realized investments gains (losses), net	16,931	91,209	28,940	(74,278)	62,269
Net losses on equity securities	(107,188)	—	—	(107,188)	—
Other income	44,530	37,986	35,248	6,544	2,738
Total premiums and other revenues	3,326,382	3,411,000	3,227,951	(84,618)	183,049
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	708,313	681,122	726,399	27,191	(45,277)
Claims incurred	1,171,659	1,037,081	1,015,609	134,578	21,472
Interest credited to policyholders’ account balances	315,684	415,190	331,770	(99,506)	83,420
Commissions for acquiring and servicing policies	564,054	545,405	465,965	18,649	79,440
Other operating expenses	497,011	485,340	476,462	11,671	8,878
Change in deferred policy acquisition costs (1)	(71,497)	(81,484)	1,152	9,987	(82,636)
Total benefits, losses and expenses	3,185,224	3,082,654	3,017,357	102,570	65,297
Income before federal income taxes and other items	$141,158	$328,346	$210,594	$(187,188)	$117,752

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Income before federal income taxes and other items (“Earnings”)
Earnings decreased during the year ended December 31, 2018 compared to 2017 primarily due to the inclusion of net unrealized losses on equity securities in income as required by new accounting guidance. The earnings for the year ended December 31, 2018 were also impacted by a reduced interest margin resulting from a decrease in the S&P 500 index on equity-indexed products in our Annuity segment as well as losses impacting our homeowners, commercial auto and GAP lines of business in our Property and Casualty segment. Earnings increased during 2017 compared to 2016 primarily due to an increase in net investment income and realized investment gains. The increase in net investment income was attributable to increased income on mortgage loans. The increase in realized investment gains was attributable to an increase in the sale of bonds, equity securities, and certain real estate holdings.

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
PREMIUMS AND OTHER REVENUES
Premiums	$350,012	$328,570	$318,953	$21,442	$9,617
Other policy revenues	270,839	234,979	295,289	35,860	(60,310)
Net investment income	233,181	245,835	227,923	(12,654)	17,912
Other income	2,266	2,256	2,067	10	189
Total premiums and other revenues	856,298	811,640	844,232	44,658	(32,592)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	417,702	410,152	429,813	7,550	(19,661)
Interest credited to policyholders’ account balances	54,249	73,965	63,565	(19,716)	10,400
Commissions for acquiring and servicing policies	158,657	147,176	132,428	11,481	14,748
Other operating expenses	190,835	190,482	186,879	353	3,603
Change in deferred policy acquisition costs (1)	(33,893)	(49,786)	3,887	15,893	(53,673)
Total benefits, losses and expenses	787,550	771,989	816,572	15,561	(44,583)
Income before federal income taxes and other items	$68,748	$39,651	$27,660	$29,097	$11,991

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Items affecting the comparability of life results
The Company converted the valuation of its universal life business from an internally developed valuation system to a vendor based system in 2016 and further upgraded the system in 2017.  Both events resulted in impacts to other policy revenues, policyholder benefits, and change in deferred policy acquisition costs.  Neither event had significant impacts on operating income.
The unlocking of best estimate assumptions on the interest sensitive block impacted other policy revenues, policyholder benefits, and change in deferred policy acquisition costs.  The Company unlocked assumptions in 2017 and 2018 with favorable operating income impacts of $5 million and $6 million, respectively.
Earnings

Earnings increased during the year ended December 31, 2018 compared to 2017 due to higher premiums and other policy revenues. Earnings increased during 2017 compared to 2016 primarily due to a decrease in policyholder benefits.
Premiums and other revenues
Premiums increased during the year ended December 31, 2018 compared to 2017 and 2017 compared to 2016 primarily due to continued growth in renewal premium on traditional life products.

Other policy revenues, which include cost of insurance charges, earned policy service fees and surrender charges, have also increased during the year ended December 31, 2018 as the size of our interest sensitive block continues to grow, through increased sales and aging of the in-force. The decrease in other policy revenue during 2017 compared to 2016 is due to the change in estimates discussed in "Items affecting the comparability of life results" section.

Life insurance sales
The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Traditional Life	$57,714	$58,666	$52,596	$(952)	$6,070
Universal Life	25,270	23,833	19,543	1,437	4,290
Indexed UL	33,543	29,110	24,606	4,433	4,504
Total Recurring	$116,527	$111,609	$96,745	$4,918	$14,864
Single and excess(1)	$3,336	$3,026	$1,932	$310	$1,094
Credit life(1)	8,076	8,689	9,035	(613)	(346)

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

Life insurance sales increased during 2018 compared to 2017 primarily due to increased Indexed Universal Life sales. Life insurance sales increased in all major product lines during 2017 compared to 2016.
Benefits, losses and expenses
Policyholder benefits increased during the year ended December 31, 2018 compared to 2017 attributable to an increase in the severity of claims. Policyholder benefits decreased during 2017 compared to 2016 primarily due to the change in estimates.

Commissions increased during the year ended December 31, 2018 compared to 2017 which was commensurate with the increase in indexed universal life and universal life sales. Commissions increased during 2017 compared to 2016 which was commensurate with the increase in life sales.
The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Acquisition cost capitalized	$131,156	$123,854	$108,825	$7,302	$15,029
Amortization of DAC	(97,263)	(74,068)	(112,712)	(23,195)	38,644
Change in DAC	$33,893	$49,786	$(3,887)	$(15,893)	$53,673

The amortization of DAC increased during the year ended December 31, 2018 due to release of reserves due to an increase in the severity of claims. The increase in DAC during 2017 compared to 2016 was primarily due to the change in estimates.

Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2018	2017	2016	2018	2017
Life insurance in-force
Traditional life	$78,872,533	$73,452,519	$67,649,433	$5,420,014	$5,803,086
Interest-sensitive life	31,483,582	29,648,405	27,971,646	1,835,177	1,676,759
Total life insurance in-force	$110,356,115	$103,100,924	$95,621,079	$7,255,191	$7,479,845
The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change over prior year
	2018	2017	2016	2018	2017
Number of policies in-force
Traditional life	1,701,980	1,800,425	1,841,359	(98,445)	(40,934)
Interest-sensitive life	243,447	232,251	222,845	11,196	9,406
Total number of policies in-force	1,945,427	2,032,676	2,064,204	(87,249)	(31,528)

Total life insurance in-force increased during the year ended December 31, 2018 compared to 2017 and 2017 compared to 2016, due to increased sales, despite a reduction in the number of policies in-force. The reduction in policies in-force reflects continued decrease in lower face amount policies.
Reinsurance
The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2018	2017	2016	2018	2017	2016
Reinsurance assumed	$1,922	$2,337	$1,716	$389	$1,290	$2,188
Reinsurance ceded	(248,688)	(249,988)	(219,375)	(103,749)	(104,599)	(104,128)
Total	$(246,766)	$(247,651)	$(217,659)	$(103,360)	$(103,309)	$(101,940)
We use reinsurance to mitigate certain risks to the life segment. During 2018, our retention limits were $1.5 million for issue ages 65 and under, and $700,000 for issue ages 66 and older for traditional and universal life. In our life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess. We also engage in facultative reinsurance through several reinsurers. Accidental death and premium waiver benefits are mostly retained on new business. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products.
For 2018, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages)

Reinsurer	A.M. Best Rating(1)	Ceded Premium	Percentage of Gross Premium
Swiss Re Life & Health of America Inc.	A+	$27,892	4.1%
SCOR Global Life Reinsurance Company of Delaware	A +	23,988	3.5
Munich American Reassurance Company	A+	16,251	2.4
Canada Life Reinsurance	A+	9,954	1.5
Reinsurance Group of America	A-	5,861	0.9
Other Reinsurers with no single company greater than 5% of the total ceded premium		19,803	2.9
Total life reinsurance ceded		$103,749	15.3%

(1)	A.M. Best rating as of the most current information available February 15, 2019.
In addition, reinsurance is used in the credit life business primarily to provide producers of credit-related insurance products the opportunity to participate in the underwriting risk through producer-owned captive reinsurance companies often domiciled outside of the United States. A majority of the treaties entered into by our Specialty Markets Group are written on a 100% coinsurance basis with benefit limits of $100,000 on credit life.

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
PREMIUMS AND OTHER REVENUES
Premiums	$231,027	$222,207	$248,714	$8,820	$(26,507)
Other policy revenues	14,710	13,547	11,591	1,163	1,956
Net investment income	467,788	573,789	500,726	(106,001)	73,063
Other income	2,611	2,832	3,161	(221)	(329)
Total premiums and other revenues	716,136	812,375	764,192	(96,239)	48,183
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	290,611	270,970	296,586	19,641	(25,616)
Interest credited to policyholders’ account balances	261,435	341,225	268,205	(79,790)	73,020
Commissions for acquiring and servicing policies	94,879	105,389	78,177	(10,510)	27,212
Other operating expenses	46,859	44,486	51,283	2,373	(6,797)
Change in deferred policy acquisition costs (1)	(35,135)	(30,022)	(5,780)	(5,113)	(24,242)
Total benefits, losses and expenses	658,649	732,048	688,471	(73,399)	43,577
Income before federal income taxes and other items	$57,487	$80,327	$75,721	$(22,840)	$4,606

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Items affecting the comparability of annuity results
The Company converted the valuation of its single premium immediate annuity business from a mainframe valuation system to a more robust vendor based system in 2017 resulting in a $9.6 million decrease in estimates affecting policyholder benefits.
Earnings
Earnings decreased during the year ended December 31, 2018 compared to 2017 primarily due to a reduced interest margin on equity-indexed products, driven by mark-to-market option volatility resulting from a decrease in the S&P 500 index. Earnings increased during 2017 compared to 2016 primarily due to a decrease in operating expenses as well as the conversion of SPIA reserve valuation discussed in "Items affecting the comparability of annuity results" section immediately above.

Premiums and other revenues
Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Fixed deferred annuity	$399,102	$741,184	$508,894	$(342,082)	$232,290
Single premium immediate annuity	271,513	261,809	281,521	9,704	(19,712)
Equity-indexed deferred annuity	858,283	893,032	572,473	(34,749)	320,559
Variable deferred annuity	64,907	76,470	76,012	(11,563)	458
Total premium and deposits	1,593,805	1,972,495	1,438,900	(378,690)	533,595
Less: Policy deposits	1,362,778	1,750,288	1,190,186	(387,510)	560,102
Total earned premiums	$231,027	$222,207	$248,714	$8,820	$(26,507)

Sales declined during the year ended December 31, 2018 driven by a decrease in fixed deferred products. Deferred products are deposit type contracts and do not contribute to earned premiums. Sales strengthened during 2017 compared to 2016 led by the equity-indexed and fixed deferred products. Earned premiums consist of single premium immediate annuity sales which increased during the year ended December 31, 2018 compared to 2017. These variances are reflective of our management of our annuity block in a very competitive environment for annuities.
We monitor account values and changes in those values as a key indicator of performance in our Annuity segment. Shown below are the changes in account values (in thousands):

	Years ended December 31,
	2018	2017	2016
Fixed deferred and equity-indexed annuity
Account value, beginning of period	$10,042,683	$9,122,568	$8,882,184
Net inflows	929,455	1,337,864	769,377
Surrenders	(775,597)	(745,118)	(784,666)
Fees	(7,090)	(6,608)	(5,821)
Interest credited	252,795	333,977	261,494
Account value, end of period	10,442,246	10,042,683	9,122,568
Single premium immediate annuity
Reserve, beginning of period	1,691,502	1,566,440	1,398,481
Net inflows	74,426	78,637	117,840
Interest and mortality	60,209	46,425	50,119
Reserve, end of period	1,826,137	1,691,502	1,566,440
Variable deferred annuity
Account value, beginning of period	381,902	392,345	417,821
Net inflows	62,103	73,891	71,982
Surrenders	(88,979)	(140,686)	(114,543)
Fees	(4,283)	(4,481)	(4,745)
Change in market value and other	(17,845)	60,833	21,830
Account value, end of period	332,898	381,902	392,345
Total account value, end of period	$12,601,281	$12,116,087	$11,081,353

Benefits, losses and expenses
Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts, which explains the change in benefits over the past three years.

Commissions decreased during the year ended December 31, 2018 compared to 2017 driven by a decrease in sales of fixed deferred and equity-indexed products partially offset by an increase in single premium immediate products. Commissions increased during 2017 compared to 2016 driven by an increase in sales of deferred annuity and equity-indexed products.

Other operating expenses remained relatively flat during the year ended December 31, 2018 compared to 2017. Other operating expenses decreased during 2017 compared to 2016 primarily due to a non-recurring premium tax payment in 2016.
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Acquisition cost capitalized	$92,602	$104,772	$77,161	$(12,170)	$27,611
Amortization of DAC	(57,467)	(74,750)	(71,381)	17,283	(3,369)
Change in DAC	$35,135	$30,022	$5,780	$5,113	$24,242

The amortization of DAC as a percentage of gross profits is an important ratio for the Annuity segment. Changes in this ratio reflect the impact of emerging experience. The ratios for the years ended December 31, 2018, 2017 and 2016 were 35.0%, 36.8% and 35.5%, respectively. A higher ratio is less favorable due to a higher proportion of the margin used to amortize DAC.

In 2018, DAC assumptions were unlocked, resulting in a favorable reduction in amortization.
Interest Margin

Overall, the margin earned on annuity reserves decreased during the year ended December 31, 2018 compared to 2017, due to continued spread compression and unfavorable market conditions reflected in the mark-to-market option values related to equity-indexed products.The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Fixed deferred annuities
Fixed investment income	$309,797	$336,136	$347,194	$(26,339)	$(11,058)
Interest credited	(196,610)	(200,383)	(209,730)	3,773	9,347
Interest margin	113,187	135,753	137,464	(22,566)	(1,711)
Account balance, end of period	6,773,601	7,108,252	7,068,119	(334,651)	40,133
Equity-indexed annuities
Fixed investment income	135,595	91,010	66,347	44,585	24,663
Option return	(48,613)	80,399	26,099	(129,012)	54,300
Interest and mortality	(55,729)	(133,177)	(52,947)	77,448	(80,230)
Interest and mortality margin	31,253	38,232	39,499	(6,979)	(1,267)
Reserve, end of period	3,668,645	2,934,430	2,054,449	734,215	879,981
Single premium immediate annuities
Fixed investment income	71,009	66,244	61,083	4,765	5,161
Interest and mortality	(60,296)	(47,768)	(50,609)	(12,528)	2,841
Interest and mortality margin	10,713	18,476	10,474	(7,763)	8,002
Reserve, end of period	1,826,137	1,691,502	1,566,440	134,635	125,062
Total interest and mortality margin	$155,153	$192,461	$187,437	$(37,308)	$5,024
Total account balance and reserve, end of period	$12,268,383	$11,734,184	$10,689,008	$534,199	$1,045,176

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
PREMIUMS AND OTHER REVENUES
Premiums	$180,414	$156,436	$175,589	$23,978	$(19,153)
Net investment income	9,376	9,538	9,942	(162)	(404)
Other income	24,185	19,284	17,488	4,901	1,796
Total premiums and other revenues	213,975	185,258	203,019	28,717	(17,761)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	122,547	103,037	132,390	19,510	(29,353)
Commissions for acquiring and servicing policies	32,516	27,400	22,846	5,116	4,554
Other operating expenses	41,819	38,475	42,655	3,344	(4,180)
Change in deferred policy acquisition costs (1)	2,846	3,814	3,770	(968)	44
Total benefits, losses and expenses	199,728	172,726	201,661	27,002	(28,935)
Income before federal income taxes and other items	$14,247	$12,532	$1,358	$1,715	$11,174

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Items affecting the comparability of health results
During 2017, earnings increased due to the absence of a group health plan that was not renewed, slightly offset by a decrease in earned premiums.
Earnings
Earnings increased for the year ended December 31, 2018 compared to 2017, primarily due to an increase in other income driven by Managing General Underwriting (MGU) fee income resulting from growth of MGU business, partially offset by an increase in operating expenses. Earnings increased during 2017 compared to 2016, primarily due to a change in estimate which decreased the amount of ceded MGU claim reserves during 2016. Earnings also increased due to the absence of a group health plan that was not renewed and an improvement in results for the closed medical expense block.

Premiums and other revenues
Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,
	2018		2017		2016
Medicare Supplement	$71,357	39.6%	$66,550	42.4%	$68,376	38.9%
Credit health	17,948	9.9	18,217	11.6	15,124	8.6
MGU	46,133	25.5	26,574	17.0	17,611	10.0
Supplemental insurance	24,119	13.4	25,321	16.2	23,876	13.6
Medical expense	11,127	6.2	12,891	8.2	14,021	8.0
Group health	3,063	1.7	2,239	1.4	30,974	17.6
All other	6,667	3.7	4,644	3.2	5,607	3.3
Total	$180,414	100.0%	$156,436	100.0%	$175,589	100.0%

Earned premiums increased during the year ended December 31, 2018 compared to 2017 primarily due to an increase in MGU retention and Medicare Supplement sales. Earned premiums decreased during 2017 compared to 2016 primarily due to the non-renewal of a group health plan, partially offset by an increase in MGU and credit health premiums.

Our in-force certificates or policies as of the dates indicated are as follows:

	Years ended December 31,
	2018		2017		2016
Medicare Supplement	36,679	5.9%	35,481	6.8%	33,815	6.3%
Credit health	166,176	26.6	179,158	34.4	194,194	36.1
MGU	334,653	53.6	210,293	40.5	195,936	36.4
Supplemental insurance	53,415	8.5	55,559	10.7	60,261	11.2
Medical expense	1,452	0.2	1,878	0.4	2,228	0.4
Group health	8,852	1.4	10,577	2.0	17,485	3.3
All other	23,552	3.8	26,788	5.2	33,820	6.3
Total	624,779	100.0%	519,734	100.0%	537,739	100.0%

Total in-force policies increased during the year ended December 31, 2018 compared to 2017 primarily due to an increase in MGU business. Total in-force policies decreased during 2017 compared to 2016 in all blocks of business except for Medicare Supplement and MGU. Although credit health premiums increased from 2016 to 2017, policy counts decreased due to a decrease in the traditional single premium business. Although supplemental insurance sales increased during 2017 compared to 2016, the termination of two large groups produced a net decrease in supplemental insurance policy counts.
Benefits, losses and expenses
Claims incurred increased during the year end December 31, 2018 compared to 2017 consistent with growth in the MGU line of business. Claims incurred decreased during 2017 compared to 2016 due to the non-renewal of a group health plan.

Commissions increased during 2018 primarily due to the increase in premiums from the MGU and Medicare Supplement lines of business. Commissions increased during 2017 compared to 2016 due to the correlated sales in the credit health and MGU lines of business.

Other operating expenses increased during 2018 correlated to an increase in the Medicare Supplement line of business. Other operating expenses decreased during 2017 in correlation to the absence of a non-renewed group health plan.

Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Acquisition cost capitalized	$12,590	$11,413	$11,203	$1,177	$210
Amortization of DAC	(15,436)	(15,227)	(14,973)	(209)	(254)
Change in DAC	$(2,846)	$(3,814)	$(3,770)	$968	$(44)
Reinsurance
We cede or retrocede the majority of the premium and risk associated with our stop loss and other MGU programs. We maintain reinsurance on a quota share basis for our long-term care and disability income business.
For 2018, the companies to which we have ceded reinsurance for the health segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating(1)	Ceded Premium	Percentage of Gross Premium
Axis Insurance Company	A+	$59,090	12.2
Munich Reinsurance America	A+	39,460	8.2
Navigator Insurance Company	A	23,894	4.9
PartnerRe America Insurance Company	A	15,816	3.3
American Healthcare Indemnity Company	A-	12,802	2.6
Other reinsurers with no single company greater than 5.0% of the total ceded premium		152,561	31.5
Total health reinsurance ceded		$303,623	62.7

(1)	A.M. Best rating as of the most current information available February 15, 2019.

Reinsurance is also used in the credit health business. In certain cases, we may also reinsure the policy written through non-U.S. producer-owned captive reinsurers to allow the dealer to participate in the performance of these credit health contracts. A majority of the treaties entered into by our Specialty Markets Group are written on a 100% coinsurance basis with benefit limits of $1,000 per month.

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior years
	2018	2017	2016	2018	2017
PREMIUMS AND OTHER REVENUES
Net premiums written	$1,514,563	$1,414,024	$1,282,876	$100,539	$131,148
Net premiums earned	$1,466,740	$1,359,989	$1,253,392	$106,751	$106,597
Net investment income	62,320	61,688	57,091	632	4,597
Other income	10,628	8,372	4,588	2,256	3,784
Total premiums and other revenues	1,539,688	1,430,049	1,315,071	109,639	114,978
BENEFITS, LOSSES AND EXPENSES
Claims incurred	1,049,112	934,044	883,219	115,068	50,825
Commissions for acquiring and servicing policies	278,002	265,440	232,514	12,562	32,926
Other operating expenses	186,019	177,345	165,278	8,674	12,067
Change in deferred policy acquisition costs (1)	(5,315)	(5,490)	(725)	175	(4,765)
Total benefits, losses and expenses	1,507,818	1,371,339	1,280,286	136,479	91,053
Income before federal income taxes and other items	$31,870	$58,710	$34,785	$(26,840)	$23,925
Loss ratio	71.5%	68.7%	70.5%	2.8%	(1.8)%
Underwriting expense ratio	31.3	32.1	31.7	(0.8)	0.4
Combined ratio	102.8%	100.8%	102.2%	2.0%	(1.4)%
Impact of catastrophe events on combined ratio	7.1	7.8	6.8	(0.7)	1.0
Combined ratio without impact of catastrophe events	95.7%	93.0%	95.4%	2.7%	(2.4)%
Gross catastrophe losses	$103,890	$111,455	$85,252	$(7,565)	$26,203
Net catastrophe losses	$105,670	$105,880	$84,989	$(210)	$20,891

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings
Property and Casualty earnings decreased during the year ended December 31, 2018 compared to 2017 due primarily to an increase in claim severity in the commercial auto line of business and increased losses impacting our homeowners and personal auto lines of business. Earnings increased during 2017 compared to 2016, primarily due to increased net premiums earned coupled with an improvement in the loss ratio.
Premiums and other revenues
Net premiums written and earned increased for all major lines of business during the year ended December 31, 2018 compared to 2017 and the year ended December 31, 2017 compared to 2016. The largest increases were in the personal auto, homeowners, and other commercial lines of business.
Benefits, losses and expenses
Claims increased during the year ended December 31, 2018 compared to 2017 due to increases in non-catastrophe losses in the personal, commercial automobile and homeowners lines. Claims incurred increased during 2017 compared to 2016, as a result of increases in catastrophe losses and premium growth.

Commissions increased during the year ended December 31, 2018 compared to 2017 and the year ended December 31, 2017 compared to 2016, primarily as a result of the premium growth as well as the mix of products.

Operating expenses increased during the year ended December 31, 2018 compared to 2017, but at a rate less than the increase in premiums. Operating expenses increased during 2017 compared to 2016, as a result of costs related to growth initiatives.

Products
Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 58.9% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 31.3% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 9.8% of net premiums written.
Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Net premiums written
Automobile	$564,833	$506,110	$445,860	$58,723	$60,250
Homeowner	275,986	259,319	238,967	16,667	20,352
Other Personal	50,651	46,026	42,484	4,625	3,542
Total net premiums written	$891,470	$811,455	$727,311	$80,015	$84,144
Net premiums earned
Automobile	$543,163	$482,851	$431,580	$60,312	$51,271
Homeowner	264,603	247,575	230,565	17,028	17,010
Other Personal	48,105	44,306	42,122	3,799	2,184
Total net premiums earned	$855,871	$774,732	$704,267	$81,139	$70,465
Loss ratio
Automobile	81.4%	80.3%	85.7%	1.1%	(5.4)%
Homeowner	76.6	74.7	71.8	1.9	2.9
Other Personal	62.0	68.3	55.3	(6.3)	13.0
Personal line loss ratio	78.8%	77.9%	79.3%	0.9%	(1.4)%
Combined Ratio
Automobile	104.3%	103.5%	110.9%	0.8%	(7.4)%
Homeowner	111.0	108.4	100.0	2.6	8.4
Other Personal	97.8	99.4	79.1	(1.6)	20.3
Personal line combined ratio	106.0%	104.8%	105.5%	1.2%	(0.7)%
Automobile: Net premiums written and earned increased in our personal automobile line during the year ended December 31, 2018 compared to 2017 and the year ended December 31, 2017 compared to 2016 due to rate increases and an increase in policies in force. The loss and combined ratios increased during the year ended December 31, 2018 compared to 2017 primarily due to increased claim activity outpacing premium. The loss and combined ratios decreased during 2017 compared to 2016 primarily due to an improvement in rate adequacy somewhat offset by an increase in catastrophe losses.
Homeowners: Net premiums written and earned increased during the year ended December 31, 2018 compared to 2017 primarily due to increased sales to renters, as well as rate increases. The loss and combined ratios increased during the year ended December 31, 2018 compared to 2017 due to an increase in weather-related catastrophe and non-catastrophe losses. Net premiums written and earned increased during 2017 compared to 2016 primarily due to increased sales to renters. The loss and combined ratios increased during 2017 compared to 2016 due to an increase in catastrophe losses.
Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies such as coverages for watercraft, personal umbrella, and rental owners. The loss ratio decreased during the year ended December 31, 2018 compared to 2017 primarily due to decrease in non-catastrophe related claims. The combined ratio decreased during the year ended December 31, 2018 compared to 2017 primarily due to increased premium outpacing expenses. The loss and combined ratios increased during 2017 compared to 2016 due to increased claims for rental owners along with several large umbrella claims.

Commercial Products
Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Net premiums written
Other Commercial	$217,196	$197,772	$172,667	$19,424	$25,105
Agricultural Business	146,461	142,241	137,182	4,220	5,059
Automobile	110,259	103,048	96,939	7,211	6,109
Total net premiums written	$473,916	$443,061	$406,788	$30,855	$36,273
Net premiums earned
Other Commercial	$212,145	$188,077	$165,828	$24,068	$22,249
Agricultural Business	142,996	139,573	133,436	3,423	6,137
Automobile	106,718	100,196	94,423	6,522	5,773
Total net premiums earned	$461,859	$427,846	$393,687	$34,013	$34,159
Loss ratio
Other Commercial	47.2%	50.5%	63.1%	(3.3)%	(12.6)%
Agricultural Business	62.7	57.2	58.1	5.5	(0.9)
Automobile	89.0	62.2	70.8	26.8	(8.6)
Commercial line loss ratio	61.7%	55.4%	63.2%	6.3%	(7.8)%
Combined ratio
Other Commercial	80.1%	83.5%	94.7%	(3.4)%	(11.2)%
Agricultural Business	101.2	95.4	95.4	5.8	—
Automobile	113.4	86.1	95.6	27.3	(9.5)
Commercial line combined ratio	94.3%	88.0%	95.1%	6.3%	(7.1)%
Other Commercial: Net premiums written and earned increased during the year ended December 31, 2018 compared to 2017 primarily due to increased sales of business owners as well as the addition of the Investor Property Protection line of business. The decrease in the loss and combined ratios for the year ended December 31, 2018 compared to 2017 is primarily due to the favorable workers’ compensation experience. Net premiums written and earned increased during 2017 compared to 2016 primarily due to increased sales of mortgage security insurance and workers’ compensation. The decrease in the loss and combined ratios for 2017 compared to 2016 is primarily due to decreased claim activity on business owners’ lines of business and lower than anticipated prior year claim emergence on workers’ compensation.
Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the year ended December 31, 2018 compared to 2017 primarily due to increased sales. The loss and combined ratios increased during the year ended December 31, 2018 compared to 2017 primarily due to an increase in catastrophe losses. Net premiums written and earned increased during 2017 compared to 2016 primarily as a result of an increase in policies in force. The loss and combined ratios were relatively constant during 2017 compared to 2016.
Commercial Automobile: Net premiums written and earned increased during the year ended December 31, 2018 compared to 2017, due to an increase in policies in force and rate increases. The loss and combined ratios increased during the year ended December 31, 2018 compared to 2017 primarily due to an increase in the average severity of losses from prior accident years. Net premiums written and earned increased during 2017 compared to 2016, primarily due to increased sales as well as improved rate adequacy. The loss and combined ratios decreased during 2017 compared to 2016 primarily due to a decrease in the average severity of losses.

Credit Products
Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
Net premiums written	$149,177	$159,508	$148,777	$(10,331)	$10,731
Net premiums earned	149,010	157,411	155,437	(8,401)	1,974
Loss ratio	60.1%	59.6%	48.7%	0.5%	10.9%
Combined ratio	110.8%	116.2%	107.2%	(5.4)%	9.0%
Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums decreased during the year ended December 31, 2018 compared to 2017 primarily due to a decrease in Collateral Protection Insurance ("CPI") business. The loss ratio for the year ended December 31, 2018 is comparable to the year ended December 31, 2017. The combined ratio for 2018 decreased compared to 2017 due to lower commission expense in the CPI business. Net written and earned premiums increased during 2017 compared to 2016 primarily due to an increase in debt cancellation business. The loss and combined ratios increased during 2017 compared to 2016 primarily due to an increase in claims in the Guaranteed Auto Protection ("GAP") business, partially resulting from catastrophes that caused flooding to automobiles.
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

The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2018:

Layer of Loss	Catastrophe Reinsurance Coverage In Force
Less than $10.0 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate and Stretch & Aggregate coverage described below

$10.0 million - $17.5 million	100% of earthquake losses countrywide

$17.5 million - $500 million	100% of multiple peril losses covered by Corporate Program(1) (all perils)

(1)
The Corporate Program covers all non-credit property and casualty business, subject to certain limits, and is not specific to the Company or any of its subsidiaries, or any state or region. The program does cover the "MSI" and "GAP" business written by the Specialty Markets Group.

Each per-event coverage above includes one automatic reinstatement except for a 12.4% portion of the Corporate Program (12.4% of $35 million to $500 million). The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage, with the exception of losses from $35 million to $100 million, which reflect a 50% reduction on the prorated amount, and the losses from $17.5 million to $35 million, in which a 39% portion is free for the first limit through reinstatement premium protection coverage purchased. The 12.4% placement of non-reinstateable coverage reduces the amount of reinstatement premium we are obligated to pay.

We purchase a Catastrophe Aggregate reinsurance coverage that provides for $30 million of limit excess of $90 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses below $10 million on Property Claims Services (“PCS”) declared catastrophe events and internally declared catastrophe events exceeding $5 million. The Catastrophe Aggregate reinsurance coverage has been placed at 100.0% for 2019 and does not include a reinstatement.

A Stretch & Aggregate cover is purchased which consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection where subject loss is $35 million excess of $5 million of each catastrophe. Recoveries follow satisfaction of a $40 million annual aggregate deductible. This cover was placed at 90% on July 1, 2018, and remains in place until June 30, 2019. American National expects to place the cover again on July 1, 2019.
We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2018 programs and the coverage each provides are shown in the following table:

	A.M. Best Rating(1)	Percent of Risk Covered
Reinsurer		Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A	38.6%	40.3%
Swiss Re	A+	12.1	6.3
Safety National Casualty Corporation	A+	18.2	—
Hannover Ruckversicherung-Aktiengesellschaft, Germany	A+	9.9	—
Tokio Millennium Re Ltd.	A+	—	8.9
Other Reinsurers with no single company with greater than a 8% share		21.2	44.5
Total Reinsurance Coverage		100.0%	100.0%

(1)	A.M. Best rating as of the most current information available February 20, 2019.

Reinsurance is used in the credit property and casualty business primarily to provide producers of credit-related insurance products the opportunity to participate in the underwriting risk through various entities, such as producer-owned captive reinsurance companies or other Insurance Companies.  A majority of the treaties entered into by our Specialty Markets Group are written on a 100% coinsurance basis without benefit limits on credit P&C.  We also place a corporate catastrophe reinsurance program which covers P&C business written by the Specialty Markets Group as well as personal and commercial business written by our Multiple Line agents.

Reserve Development
While we believe that our claims reserves at December 31, 2018 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2018 and claims expected to arise from unexpired periods of risk is uncertain. There are many other possible changes that would cause losses to increase or decrease, which include but are not limited to: claim severity; the expected level of reported claims; judicial action changing the scope or liability of coverage; the regulatory, social and economic environment; and unexpected changes in loss inflation. For additional information regarding prior year development of our claims and CAE reserves, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
OTHER REVENUES
Net investment income	$85,702	$75,227	$64,553	$10,475	$10,674
Realized investment gains, net	16,931	91,209	28,940	(74,278)	62,269
Net losses on equity securities*	(107,188)	—	—	(107,188)	—
Other income	4,840	5,242	7,944	(402)	(2,702)
Total other revenues	285	171,678	101,437	(171,393)	70,241
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	31,479	34,552	30,367	(3,073)	4,185
Total benefits, losses and expenses	31,479	34,552	30,367	(3,073)	4,185
Income before federal income taxes and other items	$(31,194)	$137,126	$71,070	$(168,320)	$66,056

*Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in earnings. Since changes in fair value are recognized in earnings each reporting period, OTTI is no longer recognized on equity securities in a loss position. Prior periods have not been restated to conform to the current presentation. See note 3, Recently Issued Accounting Pronouncements.

Earnings
Earnings decreased during the year ended December 31, 2018 compared to 2017 primarily due to net losses on equity securities due to unfavorable market conditions reflected in the S&P 500 index and a reduction in realized investment gains in 2018 compared to 2017. Earnings for the year ended December 31, 2018 included net losses on equity securities as a result of our adoption of new accounting guidance which was effective January 1, 2018. Earnings increased during 2017 compared to 2016 primarily due to an increase in realized investment gains. The increase in realized investment gains is primarily attributable to an increase in the sale of equity securities and certain real estate holdings. These increases were partially offset during 2017 by an increase in other operating expenses which included a pension cost of $12.5 million relating to the completion of the one-time pension payment window that occurred in 2017.
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

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2018		December 31, 2017
Fixed maturity, bonds held-to-maturity, at amortized cost	$8,211,449	36.8%	$7,552,959	34.5%
Fixed maturity, bonds available-for-sale, at fair value	6,215,563	27.9	6,145,308	28.1
Equity securities, at fair value	1,530,228	6.9	1,784,226	8.2
Mortgage loans on real estate, net of allowance	5,124,707	23.0	4,749,999	21.7
Policy loans	376,254	1.7	377,103	1.7
Investment real estate, net of accumulated depreciation	587,516	2.6	532,346	2.4
Short-term investments	206,760	0.9	658,765	3.0
Other invested assets	50,087	0.2	80,165	0.4
Total investments	$22,302,564	100.0%	$21,880,871	100.0%
The increase in our total investments at December 31, 2018 compared to 2017 was primarily a result of an increase in bonds held-to-maturity and mortgage loans, somewhat offset by a reduction in short-term investments and a decline in the fair value of equity securities.
Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2018, our fixed maturity securities had an estimated fair value of $14.3 billion, which was $0.1 billion, or 0.9%, below amortized cost. At December 31, 2017, our fixed maturity securities had an estimated fair value of $13.9 billion, which was $0.4 billion, or 3.0%, above amortized cost. The estimated fair value for securities due in one year or less was $0.5 billion as of December 31, 2018 and December 31, 2017. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements.
Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.
Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.9% and 4.7% at December 31, 2018 and 2017, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements
Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of December 31, 2018, we had $376.3 million in policy loans with a loan to surrender value of approximately 60%, and at December 31, 2017, we had $377.1 million in policy loans with a loan to surrender value of approximately 63%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.
Investment Real Estate—We invest in commercial real estate where positive cash flows and/or appreciation in value is expected. Real estate may be owned directly by our insurance companies or non-insurance affiliates or indirectly in joint ventures with real estate developers or investors we determine share our perspective regarding risk and return relationships. The carrying value of real estate is stated at cost, less accumulated depreciation and impairments, if any. Depreciation is provided over the estimated useful lives of the properties.
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

Net Investment Income and Net Realized Gains (Losses)
Net investment income decreased $107.7 million during 2018 compared to 2017 primarily due to a loss on options due to a downturn in the S&P 500 Index.
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
Net realized gains decreased $86.4 million during the year ended December 31, 2018 compared to 2017. The decrease in net realized gains in 2018 was primarily attributable to new accounting guidance affecting how income from the sale of equity securities is recognized. Other-than-temporary impairment on investment securities decreased $12.1 million during 2018 compared to 2017.
Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity and equity securities investment portfolio are shown below (in thousands):

	December 31,
	2018	2017	Change
Held-to-Maturity
Gains	$72,403	$240,713	$(168,310)
Losses	(153,768)	(19,319)	(134,449)
Net gains (losses)	(81,365)	221,394	(302,759)
Available-for-Sale
Gains	61,286	204,803	(143,517)
Losses	(107,344)	(17,396)	(89,948)
Net gains (losses)	(46,058)	187,407	(233,465)
Total	$(127,423)	$408,801	$(536,224)
The net change in the unrealized gains on fixed maturity securities between December 31, 2018 and December 31, 2017 is primarily attributable to the increase in benchmark ten-year interest rates which were 2.7% and 2.4% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.
Liquidity
Our liquidity requirements have been and are expected to continue to be met by funds from operations, comprised of premiums received from our customers, collateral for derivative transactions, and investment income and maturities. The primary use of cash has been and is expected to continue to be payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flows from operations.

Increasing interest rates may lead to an increase in the volume of annuity contracts sold, which may be partially offset by increases in surrenders. Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans. An increase in funding provided an opportunity to realize tax savings on contributions made before September 15, 2018. Consequently, a $60 million contribution was made before the aforementioned deadline. This contribution did not significantly impact cash flow and resulted in an overfunded status on our qualified pension plan. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations.
Funds received as premium payments and deposits, that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary. Deposits of certain securities under the Company’s membership with the Federal Home Loan Bank of Dallas (“FHLB”) provided approximately $113 million of borrowing capacity as of December 31, 2018 should we require additional liquidity resources.
The Company holds collateral to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines or increases, the collateral requirements would also decline or increase respectively.

Our cash and cash equivalents and short-term investment position decreased from $1.0 billion at December 31, 2017 to $474.9 million at December 31, 2018. The decrease primarily relates to a decrease in commercial paper to fund additional investments.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.
Capital Resources
Our capital resources are summarized below (in thousands):

	December 31,
	2018	2017	2016
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$5,356,986	$4,604,543	$4,196,279
Accumulated other comprehensive income (loss)	(99,738)	642,216	455,899
Total American National stockholders’ equity	$5,257,248	$5,246,759	$4,652,178
We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $26.6 million and $28.4 million at December 31, 2018 and 2017, respectively.

The changes in our capital resources are summarized below (in thousands):

	Years ended
	2018			2017
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income	Total
Net income attributable to American National	$158,995	$—	$158,995	$493,651	$—	$493,651
Dividends to shareholders	(88,228)	—	(88,228)	(88,335)	—	(88,335)
Change in net unrealized gains on debt securities	—	(136,261)	(136,261)	—	169,740	169,740
Foreign currency transaction and translation adjustment	—	(900)	(900)	—	746	746
Defined benefit pension plan adjustment	—	22,326	22,326	—	15,831	15,831
Cumulative effect of accounting changes	687,051	(627,119)	59,932	—	—	—
Other	(5,375)	—	(5,375)	2,948	—	2,948
Total	$752,443	$(741,954)	$10,489	$408,264	$186,317	$594,581
Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2018 and December 31, 2017, American National Insurance Company’s statutory capital and surplus was $3,162,808,000 and $3,293,474,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2018 and December 31, 2017, substantially above 200% of the authorized control level.
The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life insurance obligations(1)	$5,164,156	$(14,430)	$(12,922)	$97,139	$5,094,369
Annuity obligations(1)	15,652,997	1,291,792	2,568,730	2,187,036	9,605,439
Property and casualty insurance obligations(2)	959,140	424,109	342,658	109,475	82,898
Health insurance obligations(3)	279,082	174,428	28,657	14,521	61,476
Purchase obligations
Commitments to purchase and fund investments	349,258	162,937	156,329	28,565	1,427
Mortgage loan commitments	505,592	371,226	134,366	—	—
Operating leases	13,781	4,104	6,604	2,513	560
Defined benefit pension plans(4)	82,059	15,386	16,961	14,980	34,732
Notes payable(5)	137,963	—	10,835	42,399	84,729
Total	$23,144,028	$2,429,552	$3,252,218	$2,496,628	$14,965,630

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

Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans as discussed in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any material loss related to these arrangements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our investments and some of our products are subject to various market risks associated with changes in interest rates, credit spreads, issuer defaults, equity prices and market indices. Adverse changes due to these market risks may occur as a result of various factors, including changes in market liquidity, risk tolerances and market perceptions of credit worthiness.

We emphasize prudent risk management throughout all our operations. Our enterprise risk management procedures help us to identify, prioritize and manage various risks including market risk. Under the leadership of our Board of Directors and Corporate Risk Officer, we have instituted a framework based on the principles of enterprise risk management to provide reasonable assurance regarding the achievement of our strategic objectives. Related activities include:

•	Identifying evolving and potential risks and events that may affect us;

•	managing risks within our risk profile;

•	appropriate escalation of risks and disclosure of any risk limit breaches within the enterprise, along with the correction method if appropriate;

•	tracking actual risk levels against predetermined thresholds; and

•	monitoring our capital adequacy.

We expect ongoing enterprise risk management efforts will expand the management tools used to support an efficient allocation of capital and enhance the measurement of possible diversification benefits across business segments and risk classes.

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

As a part of the ALM process, we have asset portfolios for each major line of business, which represent the investment strategies used to fund liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity and liquidity. In executing these ALM strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our ALM goals and objectives. Our Finance Committee and ALM Committee also review the risks associated with evaluation of alternate investment strategies and the specific investments made to support our business and for consistency with our overall investment strategy.

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

The carrying values of our investment in fixed maturity securities, which comprise 64.7% of our portfolio, are summarized below (in thousands):

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Bonds held-to-maturity	$8,211,449	56.9%	$7,552,959	55.1%
Bonds available-for-sale	6,215,563	43.1	6,145,308	44.9
Net unrealized gains (losses) on available-for-sale bonds	(46,058)	(0.7)	187,407	3.1
The unrealized losses on available-for-sale bonds were primarily the result of an increase in unrealized losses on corporate debt securities. Information regarding our unrealized gains or losses is disclosed in Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources section of the MD&A.
Our mortgage loans also have interest rate risk. As of December 31, 2018, these mortgage loans have fixed rates ranging from 4.0% to 10.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.
Rising interest rates can cause increases in policy loans associated with life insurance policies and surrenders relating to life insurance or annuities. Policyholders may move their assets into new products offering higher rates if there were sudden or significant changes in interest rates. We may have to sell assets earlier than anticipated to pay for these withdrawals. Our life insurance and annuity product designs reduce the financial impact of early surrenders through the use of restrictions on withdrawal, surrender charges and market value adjustment features. ALM guidelines, including duration targets and asset allocation tolerances, help ensure this risk is managed within the constraints of established criteria. Consistent monitoring of and periodic changes to our product pricing help us to better match the duration of assets and liabilities.
Falling interest rates can have an adverse impact on our general account and immediate annuities. We aim to manage interest margin, which is the difference between yields on investments supporting our liabilities and amounts credited to policyholder account balances and reserves. As portfolio yields decline, we can reduce crediting rates on some deferred annuities, to a limit defined by contractual minimum guarantees, but we cannot adjust immediate annuity benefits and reserves. Assuming a 10 basis point decline in current portfolio yield, our annual interest margin would decline $9.0 million.
Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase (Decrease) in Market Value Given an Interest Rate Increase (Decrease) of X Basis Points
	(100)	(50)	50	100
December 31, 2018	$628,238	$311,485	$(307,352)	$(609,109)
December 31, 2017	$647,685	$320,670	$(317,212)	$(637,882)

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

Credit Risk
We are exposed to credit risk, which is the uncertainty of whether a counterparty will honor its obligation under the terms of a security, loan or contract. To help manage credit risk, we have an Investment Plan approved by our Board of Directors. This plan provides issuer and geographic concentration limits, investment size limits, mortgage loan-to-value guidelines and other applicable parameters. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review by our Finance Committee and Management Risk Committee.

We are also exposed to risks created by changes in market prices and cash flows associated with fluctuations in the credit spread or the market’s perception of the relative risk and reward to hold fixed maturity securities of borrowers with different credit characteristics or credit ratings. Credit spread widening will reduce the fair value of our existing investment portfolio and will increase investment income on new purchases. Credit spread tightening would have the opposite effect. Information regarding the credit quality of our fixed maturity securities can be found in the Investments section of the MD&A.

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

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has adopted a policy of only dealing with counterparties we believe are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less collateral held. For additional information regarding counterparties used and collateral received, see Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements.
Equity Risk
Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. As a result of FASB issued guidance, the change in fair value of equity securities is recognized in earnings, which could increase the level of volatility in our statement of operations. At December 31, 2018, we held approximately $1.5 billion of equity investments, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We mitigate our equity risk by diversification of the investment portfolio.
We also have equity risk associated with the equity-indexed life and annuity products we issue. We have entered into derivative transactions, primarily over-the-counter equity call options, to hedge our exposure to equity-index changes.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American National Insurance Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for equity investments in 2018 due to the adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these (consolidated) financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
American National Insurance Company:
Opinion on Internal Control Over Financial Reporting
We have audited American National Insurance Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 28, 2019

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $8,130,084 and $7,774,353)	$8,211,449	$7,552,959
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,261,621 and $5,957,901)	6,215,563	6,145,308
Equity securities, at fair value (Cost $714,504 and $757,583)	1,530,228	1,784,226
Mortgage loans on real estate, net of allowance	5,124,707	4,749,999
Policy loans	376,254	377,103
Investment real estate, net of accumulated depreciation of $267,920 and $260,904	587,516	532,346
Short-term investments	206,760	658,765
Other invested assets	50,087	80,165
Total investments	22,302,564	21,880,871
Cash and cash equivalents	268,164	375,837
Investments in unconsolidated affiliates	571,897	484,207
Accrued investment income	188,630	187,670
Reinsurance recoverables	427,475	418,589
Prepaid reinsurance premiums	53,622	63,625
Premiums due and other receivables	345,705	314,345
Deferred policy acquisition costs	1,497,261	1,373,844
Property and equipment, net of accumulated depreciation of $236,922 and $217,076	109,472	115,818
Current tax receivable	8,855	44,170
Prepaid pension	57,117	—
Other assets	163,222	158,024
Separate account assets	918,369	969,764
Total assets	$26,912,353	$26,386,764
LIABILITIES
Future policy benefits
Life	$3,047,421	$2,997,353
Annuity	1,524,006	1,400,150
Health	51,347	57,104
Policyholders’ account balances	12,461,833	12,060,045
Policy and contract claims	1,481,294	1,390,561
Unearned premium reserve	908,856	875,294
Other policyholder funds	318,948	334,501
Liability for retirement benefits	73,631	114,538
Notes payable	137,963	137,458
Deferred tax liabilities, net	264,185	316,370
Other liabilities	452,985	477,855
Separate account liabilities	918,369	969,764
Total liabilities	$21,640,838	$21,130,993
EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,885,449 and 26,931,884 shares	30,832	30,832
Additional paid-in capital	20,694	19,193
Accumulated other comprehensive income (loss)	(99,738)	642,216
Retained earnings	5,413,952	4,656,134
Treasury stock, at cost	(108,492)	(101,616)
Total American National stockholders’ equity	5,257,248	5,246,759
Noncontrolling interest	14,267	9,012
Total equity	5,271,515	5,255,771
Total liabilities and equity	$26,912,353	$26,386,764
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years ended December 31,
	2018	2017	2016
PREMIUMS AND OTHER REVENUES
Premiums
Life	$350,012	$328,570	$318,953
Annuity	231,027	222,207	248,714
Health	180,414	156,436	175,589
Property and casualty	1,466,740	1,359,989	1,253,392
Other policy revenues	285,549	248,526	306,880
Net investment income	858,367	966,077	860,235
Net realized investment gains	18,174	104,595	46,607
Other-than-temporary impairments	(1,243)	(13,386)	(17,667)
Net losses on equity securities	(107,188)	—	—
Other income	44,530	37,986	35,248
Total premiums and other revenues	3,326,382	3,411,000	3,227,951
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	417,702	410,152	429,813
Annuity	290,611	270,970	296,586
Claims incurred
Health	122,547	103,037	132,390
Property and casualty	1,049,112	934,044	883,219
Interest credited to policyholders’ account balances	315,684	415,190	331,770
Commissions for acquiring and servicing policies	564,054	545,405	465,965
Other operating expenses	497,011	485,340	476,462
Change in deferred policy acquisition costs	(71,497)	(81,484)	1,152
Total benefits, losses and expenses	3,185,224	3,082,654	3,017,357
Income before federal income tax and other items	141,158	328,346	210,594
Less: Provision (benefit) for federal income taxes
Current	24,044	49,101	(15,376)
Deferred	(22,599)	(142,096)	93,082
Total provision (benefit) for federal income taxes	1,445	(92,995)	77,706
Income after federal income tax	139,713	421,341	132,888
Equity in earnings of unconsolidated affiliates	21,281	86,674	57,200
Other components of net periodic pension costs, net of tax	(572)	(12,408)	(7,421)
Net income	160,422	495,607	182,667
Less: Net income attributable to noncontrolling interest, net of tax	1,427	1,956	1,664
Net income attributable to American National	$158,995	$493,651	$181,003
Amounts available to American National common stockholders
Earnings per share
Basic	$5.91	$18.35	$6.73
Diluted	5.91	18.31	6.71
Cash dividends to common stockholders	3.28	3.28	3.26
Weighted average common shares outstanding	26,886,357	26,896,926	26,908,570
Weighted average common shares outstanding and dilutive potential common shares	26,916,643	26,960,695	26,967,072

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2018	2017	2016
Net income	$160,422	$495,607	$182,667
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	(136,261)	169,740	93,704
Foreign currency transaction and translation adjustments	(900)	746	289
Defined benefit pension plan adjustment	22,326	15,831	9,286
Other comprehensive income (loss), net of tax	(114,835)	186,317	103,279
Total comprehensive income	45,587	681,924	285,946
Less: Comprehensive income attributable to noncontrolling interest	1,427	1,956	1,664
Total comprehensive income attributable to American National	$44,160	$679,968	$284,282
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Years ended December 31,
	2018	2017	2016
Common Stock
Balance at beginning and end of the period	$30,832	$30,832	$30,832
Additional Paid-In Capital
Balance as of January 1,	19,193	16,406	13,689
Reissuance of treasury shares	1,173	1,964	1,825
Income tax effect from restricted stock arrangement	—	—	49
Amortization of restricted stock	328	823	843
Balance at end of the period	20,694	19,193	16,406
Accumulated Other Comprehensive Income
Balance as of January 1,	642,216	455,899	352,620
Cumulative effect of accounting change	(627,119)	—	—
Other comprehensive income (loss)	(114,835)	186,317	103,279
Balance at end of the period	(99,738)	642,216	455,899
Retained Earnings
Balance as of January 1,	4,656,134	4,250,818	4,157,184
Cumulative effect of accounting changes	687,051	—	372
Net income attributable to American National	158,995	493,651	181,003
Cash dividends to common stockholders	(88,228)	(88,335)	(87,741)
Balance at end of the period	5,413,952	4,656,134	4,250,818
Treasury Stock
Balance as of January 1,	(101,616)	(101,777)	(102,043)
Reissuance (purchase) of treasury shares	(6,876)	161	266
Balance at end of the period	(108,492)	(101,616)	(101,777)
Noncontrolling Interest
Balance as of January 1,	9,012	9,317	10,189
Contributions	6,182	26	—
Distributions	(2,354)	(2,287)	(2,536)
Net income attributable to noncontrolling interest	1,427	1,956	1,664
Balance at end of the period	14,267	9,012	9,317
Total Equity	$5,271,515	$5,255,771	$4,661,495
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$160,422	$495,607	$182,667
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(18,174)	(104,595)	(46,607)
Other-than-temporary impairments	1,243	13,386	17,667
Accretion of premiums, discounts and loan origination fees	(6,163)	(2,008)	(2,926)
Net capitalized interest on policy loans and mortgage loans	(39,262)	(32,551)	(32,813)
Depreciation	52,049	53,937	45,278
Interest credited to policyholders’ account balances	315,684	415,190	331,770
Charges to policyholders’ account balances	(285,549)	(248,526)	(306,880)
Deferred federal income tax expense (benefit)	(22,599)	(142,096)	93,082
Equity in earnings of unconsolidated affiliates	(21,281)	(86,674)	(57,200)
Distributions from equity method investments	21,453	21,541	1,096
Changes in
Policyholder liabilities	288,065	320,743	282,159
Deferred policy acquisition costs	(71,497)	(81,484)	1,152
Reinsurance recoverables	(8,886)	(16,880)	12,172
Premiums due and other receivables	(31,360)	(19,445)	(11,691)
Prepaid reinsurance premiums	10,003	(599)	14,881
Accrued investment income	(960)	(7,347)	(2,849)
Current tax receivable/payable	35,315	17,252	(57,332)
Liability for retirement benefits	(69,762)	(14,127)	(53,979)
Fair value of option securities	54,951	(90,357)	(28,401)
Fair value of equity securities	107,188	—	—
Other, net	24,630	4,958	20,331
Net cash provided by operating activities	495,510	495,925	401,577
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	629,359	893,977	491,478
Available-for-sale securities	451,292	489,902	348,317
Equity securities	214,737	137,780	111,194
Investment real estate	11,577	67,227	12,833
Mortgage loans	812,239	811,049	587,355
Policy loans	52,606	42,580	59,920
Other invested assets	118,846	80,901	30,743
Disposals of property and equipment	—	554	16,240
Distributions from unconsolidated affiliates	58,287	102,000	55,311
Payment for the purchase/origination of
Held-to-maturity securities	(1,349,008)	(1,215,311)	(156,453)
Available-for-sale securities	(680,477)	(737,651)	(656,974)
Equity securities	(79,514)	(108,054)	(26,154)
Investment real estate	(71,732)	(33,844)	(45,631)
Mortgage loans	(1,173,189)	(1,194,672)	(1,428,471)
Policy loans	(26,147)	(23,325)	(25,480)
Other invested assets	(75,233)	(47,134)	(67,571)
Additions to property and equipment	(17,670)	(24,395)	(47,301)
Contributions to unconsolidated affiliates	(151,261)	(27,869)	(135,208)
Change in short-term investments	452,005	(466,539)	268,386
Change in collateral held for derivatives	(68,565)	89,981	24,349
Other, net	7,087	18,030	27,869
Net cash used in investing activities	(884,761)	(1,144,813)	(555,248)
FINANCING ACTIVITIES
Policyholders’ account deposits	1,717,153	2,095,734	1,528,107
Policyholders’ account withdrawals	(1,345,498)	(1,271,128)	(1,313,394)
Change in notes payable	505	1,377	7,643
Dividends to stockholders	(88,228)	(88,335)	(87,741)
Payments to noncontrolling interest	(2,354)	(2,261)	(2,536)
Net cash provided by financing activities	281,578	735,387	132,079
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,673)	86,499	(21,592)
Beginning of the period	375,837	289,338	310,930
End of the period	$268,164	$375,837	$289,338
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
Investments
Investment securities – Bonds classified as held-to-maturity are carried at amortized cost. Bonds classified as available-for-sale are carried at fair value. As a result of FASB issued guidance, equity investments, other than those accounted for under the equity method or those that result in consolidation of the investor, are measured at fair value with changes in fair value recognized in earnings.
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

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

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
Investment real estate including related improvements are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 15 to 50 years). Rental income is recognized on a straight-line basis over the term of the respective lease. American National classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs, and is not depreciated while it is classified as held-for-sale. American National periodically reviews its investment real estate for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included as an adjustment to “Net realized investment gains” in the consolidated statements of operations. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks as well as other appraisal methods. Real estate acquired upon foreclosure is recorded at the lower of its cost or its estimated fair value at the date of foreclosure.
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
Short-term investments comprised of commercial paper are carried at amortized cost, which approximates fair value. Short-term investments have a maturity of less than one year.
Other invested assets comprised primarily of equity-indexed options are carried at fair value and may be collateralized by counterparties; such collateral is restricted to the Company’s use. Other invested assets also include tax credit partnerships, Certified Capital Companies (“CAPCO”) investments, mineral rights and limited liability company interests, are carried at cost, less allowance for depletion, where applicable. Separately managed accounts are also included in other invested assets. Separately managed accounts are carried at cost or market value if available from the account manager.

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

Impairments are evaluated quarterly and where management believes that the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded.
All fixed maturity securities with unrealized losses are assessed to determine if the creditworthiness of any of those securities has deteriorated to a point where its carrying value will not be realized at maturity. For fixed maturity securities at December 31, 2018, the unrealized losses on fixed maturity securities that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to these securities for the year ended December 31, 2018.
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

Derivative instruments are purchased to hedge against future interest rate increases in liabilities indexed to market rates, and are recorded in the consolidated statements of financial position at fair value net of collateral provided by counterparties. The change in fair value of derivative assets and liabilities is reported in the consolidated statements of operations as “Net investment income” and “Interest credited to policyholders’ account balances,” respectively. American National does not apply hedge accounting treatment to its derivative instruments. The Company uses derivative instruments to hedge its business risk and holds collateral to offset exposure from its counterparties. Collateral that supports credit risk is reported in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.
Cash and cash equivalents include cash on-hand and in banks, as well as amounts invested in money market funds, and are reported as “Cash and cash equivalents” in the consolidated statements of financial position.

Property and equipment consist of buildings occupied by American National, data processing equipment, software, furniture and equipment, and automobiles which are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset (typically 3 to 50 years).

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

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

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

Separate account assets and liabilities
Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National and that represent the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. American National's qualified and non-qualified pension plan assets are included in separate accounts. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated financial statements.
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
Participating insurance policies
Participating business comprised approximately 4.9% of the life insurance in-force at December 31, 2018 and 16.6% of life premiums in 2018.
For the majority of this participating business, profits earned are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in-force. Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses), net of tax not included in net income.
For all other participating business, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

Federal income taxes
American National files a consolidated life and non-life federal income tax return. Certain subsidiaries that are consolidated for financial reporting are not eligible to be included in the consolidated federal income tax return; accordingly, they file separate returns.

Deferred income tax assets and liabilities are recognized to reflect the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.

The effects of tax legislation are recognized in the period of enactment. On December 22, 2017, the U.S. Tax Cut and Jobs Act (“Tax Reform”) was enacted. The effects of Tax Reform were reflected in the 2017 financial statements as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides guidance on accounting for the effects of Tax Reform where our determinations were incomplete but we were able to determine a reasonable estimate. In 2017, we recorded a provisional tax benefit of $206.4 million in accordance with the guidance in SAB 118. There were no adjustments in 2018 to the provisional tax benefit we recorded in 2017. Interest and penalties assessed, if applicable, are classified as current federal income taxes in the consolidated statements of operations. See Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 14, Income Taxes for further discussion.
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
American National uses a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. For this purpose, a hypothetical bond portfolio to match the expected monthly benefit payments under the pension plan was constructed with the resulting yield of the portfolio used as a discount rate. To determine the expected long-term rate of return on plan assets, a building-block method is used. The expected rate of return on each asset is broken down into inflation, the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate). Using this approach, the calculated return will fluctuate from year to year; however, it is American National’s policy to hold this long-term assumption relatively constant.

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

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
Note 3 – Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
In May 2014, the FASB issued guidance that superseded most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The Company’s revenues include premium, other policy revenue, net investment income, realized investment gains, and other income. Other income includes fee income which is recognized when obligations under the terms specified within a contract with a customer are either (1) satisfied at a point in time or (2) the progress of completion is measured over a period of time as the obligation is performed using the input method. The Company adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The majority of our revenue sources are insurance related and not in the scope of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018.
In January 2016, the FASB issued Accounting Standard Update ("ASU") 2016-01, Financial Instruments guidance that changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value and the changes in fair value are recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, cumulative unrealized gains and losses on equity securities of $667.7 million, partially offset by $30.4 million participating policyholders’ interest, net of tax, related to unrealized gains and losses on equity securities, were reclassified from accumulated other comprehensive income to retained earnings. In April 2018, an additional $10.2 million deferred policy acquisition cost adjustment, net of tax, related to net unrealized gains and losses on equity securities, was reclassified from accumulated other comprehensive income to retained earnings. Earnings decreased $84.7 million, net of tax, for December 31, 2018, from the change in net unrealized gains and losses on equity securities.

Note 3 – Recently Issued Accounting Pronouncements — (Continued)

In October of 2016, the FASB issued guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, whereas, prior guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, a liability was released and retained earnings increased by $59.9 million.
In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs. The guidance requires the service cost component to be reported in the same line item as other compensation costs. All other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company adopted the standard on its required effective date of January 1, 2018 using a retrospective approach. Upon adoption, other components of net periodic pension costs of $12.4 million, net of tax, for December 31, 2017, were reclassified from other operating expenses. The guidance changed presentation only and did not have an impact on the Company’s consolidated financial position, results of operations, equity or cash flows. Since the Company’s defined benefit pension plans have been frozen, the components of net periodic benefit costs have not materially changed from year-end 2017.
Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:
In February 2016, the FASB issued guidance that will require significant changes to the statement of financial position of lessees. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. Lessor accounting is less affected by the standard, but has been updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 and will be implemented using the effective date method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date. We have elected certain practical expedients permitted under the transition guidance. We have identified and analyzed the lease contracts and determined the adoption of the standard will not be material to the Company’s results of operations or financial position.
In June 2016, the FASB issued guidance that will significantly change how entities measure credit losses for most financial assets, reinsurance recoverables and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do under the current other-than-temporary impairment model. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company must develop appropriate models to measure expected credit losses to begin determining the impact of adopting the standard on our results of operations and financial position.
In February 2018, the FASB issued guidance that allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company plans to adopt the standard effective January 1, 2019. The guidance changes equity presentation only and will not have a material impact on the Company’s results of operations or financial position.
In August 2018, the FASB issued guidance that seeks to improve financial reporting for insurance companies that issue long duration contracts. The guidance improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows. The guidance will also simplify and improve accounting for certain market-based options or guarantees associated with deposit type contracts, simplify the amortization of deferred acquisition costs and provide users of the financial statements with enhanced disclosures. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2020. This standard could potentially have a material impact on our results of operations and financial position.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$245,360	$5,840	$(301)	$250,899
Foreign governments	3,961	469	—	4,430
Corporate debt securities	7,640,891	58,772	(150,834)	7,548,829
Residential mortgage-backed securities	315,306	7,237	(2,633)	319,910
Collateralized debt securities	5,214	71	—	5,285
Other debt securities	717	14	—	731
Total bonds held-to-maturity	8,211,449	72,403	(153,768)	8,130,084
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,304	338	(243)	28,399
U.S. states and political subdivisions	848,228	16,827	(3,025)	862,030
Foreign governments	5,000	1,210	—	6,210
Corporate debt securities	5,345,579	41,812	(103,573)	5,283,818
Residential mortgage-backed securities	31,735	424	(497)	31,662
Collateralized debt securities	2,775	675	(6)	3,444
Total bonds available-for-sale	6,261,621	61,286	(107,344)	6,215,563
Total investments in securities	$14,473,070	$133,689	$(261,112)	$14,345,647

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$266,966	$12,466	$(37)	$279,395
Foreign governments	4,011	582	—	4,593
Corporate debt securities	7,032,464	217,883	(18,020)	7,232,327
Residential mortgage-backed securities	246,803	9,702	(1,262)	255,243
Collateralized debt securities	923	31	—	954
Other debt securities	1,792	49	—	1,841
Total bonds held-to-maturity	7,552,959	240,713	(19,319)	7,774,353
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,569	475	(146)	27,898
U.S. states and political subdivisions	866,250	31,621	(824)	897,047
Foreign governments	5,000	1,460	—	6,460
Corporate debt securities	5,038,908	170,112	(16,093)	5,192,927
Residential mortgage-backed securities	15,009	37	(329)	14,717
Collateralized debt securities	3,171	651	(4)	3,818
Other debt securities	1,994	447	—	2,441
Total bonds available-for-sale	5,957,901	204,803	(17,396)	6,145,308
Equity securities*
Common stock	738,453	1,029,340	(7,166)	1,760,627
Preferred stock	19,130	4,469	—	23,599
Total equity securities	757,583	1,033,809	(7,166)	1,784,226
Total investments in securities	$14,268,443	$1,479,325	$(43,881)	$15,703,887

*Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in earnings. Since changes in fair value are recognized in earnings each reporting period, OTTI is no longer recognized on equity securities in a loss position. Prior periods have not been restated to conform to the current presentation. See note 3, Recently Issued Accounting Pronouncements.

Note 4 – Investment in Securities—(Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2018
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$383,192	$386,893	$76,516	$77,149
Due after one year through five years	4,214,944	4,228,048	2,841,372	2,852,085
Due after five years through ten years	2,968,600	2,888,783	2,846,375	2,791,623
Due after ten years	644,713	626,360	497,358	494,706
Total	$8,211,449	$8,130,084	$6,261,621	$6,215,563
Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.
Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Proceeds from sales of fixed maturity available-for-sale securities	$85,590	$161,223	$138,665
Gross realized gains	376	63,075	34,135
Gross realized losses	(2,298)	(6,406)	(7,775)
Gains and losses are determined using specific identification of the securities sold. During 2018 and 2017, bonds with a carrying value of $34,690,000 and $25,266,000, respectively were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ credit worthiness. Further, during 2018, a bond with a carrying value of $38,381,000 was transferred from held-to-maturity to available-for-sale due to an isolated event that could not have been reasonably anticipated by the Company. No realized loss was recorded in 2018 and a realized loss of $6,000,000 was recorded in 2017 on a bond that was transferred due to an other-than-temporary impairment.
In accordance with various regulations, American National has bonds on deposit with regulating authorities with a carrying value of $48,068,000 and $47,556,000 at December 31, 2018 and 2017, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $168,118,000 and $63,386,000 at December 31, 2018 and 2017, respectively
The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Bonds available-for-sale	$(233,465)	$53,115	$78,207
Adjustments for
Deferred policy acquisition costs	51,920	(2,083)	(29,074)
Participating policyholders’ interest	11,157	(7,086)	(10,282)
Deferred federal income tax benefit (expense)	34,127	(15,516)	(13,456)
Change in net unrealized gains (losses) on debt securities, net of tax	$(136,261)	$28,430	$25,395
The components of the change in net losses on equity securities are shown below (in thousands):

Year ended December 31, 2018
Unrealized losses on equity securities	$(108,693)
Less: Net gain on equity securities sold	1,505
Net losses on equity securities	$(107,188)

Note 4 – Investment in Securities—(Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	December 31, 2018
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(301)	$22,605	$—	$—	$(301)	$22,605
Corporate debt securities	(90,931)	2,969,461	(59,903)	1,063,679	(150,834)	4,033,140
Residential mortgage-backed securities	(703)	58,119	(1,930)	57,661	(2,633)	115,780
Total bonds held-to-maturity	(91,935)	3,050,185	(61,833)	1,121,340	(153,768)	4,171,525
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(29)	9,741	(214)	13,478	(243)	23,219
U.S. states and political subdivisions	(1,274)	119,987	(1,751)	61,992	(3,025)	181,979
Corporate debt securities	(65,492)	2,383,548	(38,081)	572,600	(103,573)	2,956,148
Residential mortgage-backed securities	(54)	6,034	(443)	13,515	(497)	19,549
Collateralized debt securities	(2)	158	(4)	100	(6)	258
Total bonds available-for-sale	(66,851)	2,519,468	(40,493)	661,685	(107,344)	3,181,153
Total	$(158,786)	$5,569,653	$(102,326)	$1,783,025	$(261,112)	$7,352,678

	December 31, 2017
	Less than 12 months		12 Months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(37)	$1,937	$—	$—	$(37)	$1,937
Corporate debt securities	(8,444)	951,425	(9,576)	192,737	(18,020)	1,144,162
Residential mortgage-backed securities	(325)	49,283	(937)	18,888	(1,262)	68,171
Total bonds held-to-maturity	(8,806)	1,002,645	(10,513)	211,625	(19,319)	1,214,270
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(141)	20,352	(5)	3,875	(146)	24,227
U.S. states and political subdivisions	(160)	27,669	(664)	28,010	(824)	55,679
Corporate debt securities	(6,657)	559,710	(9,436)	159,532	(16,093)	719,242
Residential mortgage-backed securities	(193)	12,419	(136)	1,428	(329)	13,847
Collateralized debt securities	—	—	(4)	123	(4)	123
Total bonds available-for-sale	(7,151)	620,150	(10,245)	192,968	(17,396)	813,118
Equity securities*
Common stock	(7,166)	60,391	—	—	(7,166)	60,391
Total equity securities	(7,166)	60,391	—	—	(7,166)	60,391
Total	$(23,123)	$1,683,186	$(20,758)	$404,593	$(43,881)	$2,087,779

*Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in earnings. Since changes in fair value are recognized in earnings each reporting period, OTTI is no longer recognized on equity securities in a loss position. Prior periods have not been restated to conform to the current presentation. See note 3, Recently Issued Accounting Pronouncements.

As of December 31, 2018, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities—(Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	December 31, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$690,009	$702,531	4.9%	$638,039	$664,396	4.8%
AA	1,326,947	1,336,380	9.3	1,220,544	1,264,282	9.0
A	5,350,316	5,314,589	37.0	4,856,802	4,997,574	35.9
BBB	6,584,478	6,507,212	45.4	6,273,220	6,480,719	46.6
BB and below	521,320	484,935	3.4	522,255	512,690	3.7
Total	$14,473,070	$14,345,647	100.0%	$13,510,860	$13,919,661	100.0%
Equity securities by market sector distribution are shown below:

	December 31,
	2018	2017
Consumer goods	21.1%	20.2%
Energy and utilities	8.2	8.6
Finance	18.1	21.9
Healthcare	13.5	11.8
Industrials	9.0	9.5
Information technology	22.6	20.0
Other	7.5	8.0
Total	100.0%	100.0%
Note 5 – Mortgage Loans
Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	December 31,
	2018	2017
East North Central	13.9%	15.4%
East South Central	2.8	3.1
Mountain	20.0	14.0
Pacific	16.2	16.5
South Atlantic	12.1	14.1
West South Central	27.2	29.8
Other	7.8	7.1
Total	100.0%	100.0%
During 2018, American National foreclosed on four loans with a total recorded investment of $22,608,000, and one loan with a recorded investment of $7,363,000 was in the process of foreclosure. For the year ended December 31, 2017, American National foreclosed on one loan with a recorded investment of $2,285,000, and four loans with a total recorded investment of $17,263,000 were in the process of foreclosure. American National did not sell any loans during 2018 or 2017.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
December 31, 2018	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$—	$—	$—	$—	$761,294	$761,294	14.8%
Office	—	—	—	—	1,747,926	1,747,926	34.0
Retail	—	—	—	—	896,429	896,429	17.4
Other	—	4,000	18,888	22,888	1,717,503	1,740,391	33.8
Total	$—	$4,000	$18,888	$22,888	$5,123,152	$5,146,040	100.0%
Allowance for loan losses						(21,333)
Total, net of allowance						$5,124,707
December 31, 2017
Industrial	$4,985	$—	$—	$4,985	$781,385	$786,370	16.5%
Office	—	10,713	8,881	19,594	1,764,151	1,783,745	37.4
Retail	—	—	—	—	750,979	750,979	15.7
Other	—	—	—	—	1,447,771	1,447,771	30.4
Total	$4,985	$10,713	$8,881	$24,579	$4,744,286	$4,768,865	100.0%
Allowance for loan losses						(18,866)
Total, net of allowance						$4,749,999
There were no unamortized purchase discounts as of December 31, 2018 or 2017. Total mortgage loans are also net of unamortized origination fees of $31,586,000 and $32,766,000 at December 31, 2018 and 2017, respectively. No unearned income is included in these amounts.
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
The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Balance at December 31, 2016	430	$4,358,596	$11,488	2	$1,940	$1,002	432	$4,360,536	$12,490
Change in allowance	—	—	4,553	—	—	1,823	—	—	6,376
Net change in recorded investment	21	403,719	—	1	4,610	—	22	408,329	—
Balance at December 31, 2017	451	4,762,315	16,041	3	6,550	2,825	454	4,768,865	18,866
Change in allowance	—	—	2,566	—	—	(99)	—	—	2,467
Net change in recorded investment	(2)	366,102	—	(1)	11,073	—	(3)	377,175	—
Balance at December 31, 2018	449	$5,128,417	$18,607	2	$17,623	$2,726	451	$5,146,040	$21,333

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
Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Years ended December 31,
	2018			2017
	Number of loans	Recorded investment pre-modification	Recorded investment post modification	Number of loans	Recorded investment pre-modification	Recorded investment post modification
Office	1	$5,164	$5,164	2	$34,207	$34,207
Retail	1	42,448	42,448	—	—	—
Other (hotel/motel)	1	8,203	8,203	5	24,801	24,801
Total	3	$55,815	$55,815	7	$59,008	$59,008

There were three loans determined to be a troubled debt restructuring for the year ended December 31, 2018. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented.
Note 6 – Real Estate and Other Investments
Investment real estate by property-type and geographic distribution are as follows:

	December 31,
	2018	2017
Industrial	13.1%	6.0%
Office	37.3	39.0
Retail	37.0	39.3
Other	12.6	15.7
Total	100.0%	100.0%

	December 31,
	2018	2017
East North Central	5.6%	6.1%
East South Central	5.4	3.6
Mountain	11.9	13.2
Pacific	7.3	8.5
South Atlantic	13.8	14.0
West South Central	53.8	52.4
Other	2.2	2.2
Total	100.0%	100.0%

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
The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2018	2017
Investment real estate	$141,843	$148,456
Short-term investments	500	501
Cash and cash equivalents	10,392	6,320
Other receivables	3,939	4,461
Other assets	13,231	15,920
Total assets of consolidated VIEs	$169,905	$175,658
Notes payable	$137,963	$137,458
Other liabilities	7,145	5,616
Total liabilities of consolidated VIEs	$145,108	$143,074
The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $26,635,000 and $28,377,000 at December 31, 2018 and 2017, respectively.
The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

		December 31,
Interest rate	Maturity	2018	2017
LIBOR	2020	$10,834	$9,702
90 day LIBOR + 2.5%	2021	42,399	40,124
4% fixed	2022	84,730	87,632
Total		$137,963	$137,458

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	December 31,
	2018		2017
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$330,730	$330,730	$314,808	$314,808
Mortgage loans	633,533	633,533	493,014	493,014
Accrued investment income	2,191	2,191	1,817	1,817
As of December 31, 2018, no real estate investments were classified as held-for-sale.
The Company’s equity in earnings of unconsolidated affiliates is the Company’s share of operating earnings and realized gains from investments in real estate joint ventures and other limited partnership interests (“joint ventures”) using the equity method of accounting. In 2018 and 2017 certain joint ventures took advantage of market opportunities to generate realized gains on the sale of real estate held or developed by the ventures.
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
The Company’s total investment in and equity in earnings of unconsolidated affiliates, of which substantially all are LLC’s or limited partnerships, were comprised of the following (in thousands):

	December 31,
	2018	2017
Real estate	$386,981	$359,130
Equity and fixed income	156,121	95,819
Other	28,795	29,258
Total investments in unconsolidated affiliates	$571,897	$484,207

	Years ended December 31,
	2018	2017	2016
Income from operations	$7,595	$16,663	$19,005
Net gain on sales	13,686	70,011	38,195
Equity in earnings of unconsolidated affiliates	$21,281	$86,674	$57,200

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

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2018			2017
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	493	$2,391,000	$148,006	468	$1,885,600	$220,190
Equity-indexed embedded derivative	Policyholders’ account balances	90,440	2,327,769	596,075	76,621	1,819,523	512,526

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Years ended December 31,
		2018	2017	2016
Equity-indexed options	Net investment income	$(54,951)	$91,055	$28,869
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	17,862	(98,351)	(25,239)

Note 7 – Derivative Instruments – (Continued)

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government backed assets. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less the fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. As such, a right of offset has been applied to collateral that supports credit risk and has been recorded in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.
Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		December 31, 2018
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$38,905	$11,063	$28,041	$39,104	$38,905	$199	$—
Goldman-Sachs	A3/BBB+	615	670	—	670	615	55	—
ING	Baa1/A-	24,183	7,960	16,023	23,983	23,983	—	200
Morgan Stanley	A3/BBB+	11,649	2,046	9,013	11,059	11,059	—	590
NATIXIS*	A1/A+	26,786	27,610	—	27,610	26,786	824	—
SunTrust	Baa1/BBB+	23,488	6,520	17,025	23,545	23,464	81	24
Wells Fargo	A2/A-	22,380	7,030	15,022	22,052	22,052	—	328
Total		$148,006	$62,899	$85,124	$148,023	$146,864	$1,159	$1,142

		December 31, 2017
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$55,215	$56,883	$55,215	$1,668	$—
Goldman-Sachs	A3/BBB+	956	780	780	—	176
ING	Baa1/A-	26,650	27,330	26,650	680	—
JP Morgan	A3/A-	189	—	—	—	189
Morgan Stanley	A3/BBB+	17,490	18,776	17,490	1,286	—
NATIXIS*	A2/A	37,550	33,860	33,860	—	3,690
SunTrust	Baa1/BBB+	37,266	36,560	36,560	—	706
Wells Fargo	A2/A	44,874	47,230	44,874	2,356	—
Total		$220,190	$221,419	$215,429	$5,990	$4,761

*	Includes collateral restrictions

Note 8 – Net Investment Income and Net Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Bonds	$566,513	$541,772	$551,849
Dividends on equity securities	39,193	38,730	38,680
Mortgage loans	258,102	245,116	211,972
Real estate	13,533	12,672	6,743
Options	(54,951)	91,055	28,869
Other invested assets	35,977	36,732	22,122
Total	$858,367	$966,077	$860,235
Net realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Bonds	$10,903	$27,061	$16,705
Equity securities*	—	56,528	33,348
Mortgage loans	(4,798)	(7,700)	405
Real estate	12,076	28,853	2,188
Other invested assets	(7)	(147)	(6,039)
Total	$18,174	$104,595	$46,607

Other-than-temporary impairment losses are shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Bonds	$(1,243)	$(6,416)	$(94)
Equity securities*	—	(6,970)	(17,573)
Total	$(1,243)	$(13,386)	$(17,667)

*Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in earnings. Since changes in fair value are recognized in earnings each reporting period, OTTI is no longer recognized on equity securities in a loss position. Prior periods have not been restated to conform to the current presentation. See note 3, Recently Issued Accounting Pronouncements.

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,211,449	$8,130,084	$7,552,959	$7,774,353
Fixed maturity securities, bonds available-for-sale	6,215,563	6,215,563	6,145,308	6,145,308
Equity securities	1,530,228	1,530,228	1,784,226	1,784,226
Equity-indexed options	148,006	148,006	220,190	220,190
Mortgage loans on real estate, net of allowance	5,124,707	5,049,468	4,749,999	4,811,006
Policy loans	376,254	376,254	377,103	377,103
Short-term investments	206,760	206,760	658,765	658,765
Separate account assets ($905,824 and $965,575 included in fair value hierarchy)	918,369	918,369	969,764	969,764
Separately managed accounts	16,532	16,532	851	851
Total financial assets	$22,747,868	$22,591,264	$22,459,165	$22,741,566
Financial liabilities
Investment contracts	$10,003,990	$10,003,990	$8,990,771	$8,990,771
Embedded derivative liability for equity-indexed contracts	596,075	596,075	512,526	512,526
Notes payable	137,963	137,963	137,458	137,458
Separate account liabilities ($905,824 and $965,575 included in fair value hierarchy)	918,369	918,369	969,764	969,764
Total financial liabilities	$11,656,397	$11,656,397	$10,610,519	$10,610,519
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

Note 9 – Fair Value of Financial Instruments—(Continued)

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

For securities priced using a quote from an independent broker, such as the equity-indexed options (which are priced monthly by the broker and quarterly by pricing service, SS&C Technologies Holdings, Inc.) and certain fixed maturity securities, American National uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.
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
Mortgage Loans—The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan by loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property type, lien priority, payment type and current status. These estimates would be disclosed as Level 2 measurements.
Short-term investments— Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor's and Moody's, respectively. Commercial paper is carried at amortized cost which approximates fair value. These investments are classified as Level 2 measurements.
Separate account assets and liabilities— Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National and that represent the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated financial statements.
The separate account assets included on the quantitative disclosures fair value hierarchy table is made up of short-term investments, equity securities, and fixed maturity securities of available-for-sale bonds. Equity securities are classified as Level 1 measurements. Short-term investments and fixed maturity securities are classified as Level 2 measurements. These classifications for separate account assets reflect the same fair value level methodologies as listed above as they are derived from the same vendors and follow the same process.

Note 9 – Fair Value of Financial Instruments—(Continued)

The separate account assets account also includes cash and cash equivalents, investments in unconsolidated affiliates, accrued investment income, and receivables for securities. These are not financial instruments and are not included in the quantitative disclosures of fair value hierarchy table.
Embedded Derivative—The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 index within indexed annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:

•
Lapse rate assumptions are determined by company experience. Lapse rates are generally assumed to be lower during a contract’s surrender charge period and then higher once the surrender charge period has ended. Decreases to the assumed lapse rates generally increase the fair value of the liability as more policyholders persist to collect the crediting interest pertaining to the indexed product. Increases to the lapse rate assumption will have the inverse effect of decreasing the fair value.

•
Mortality rate assumptions vary by age and by gender based on company and industry experience. Decreases to the assumed mortality rates increase the fair value of the liabilities as more policyholders earn crediting interest. Increases to the assumed mortality rates decrease the fair value as higher decrements reduce the potential for future interest credits.

•
Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At December 31, 2018 and 2017, the one-year implied volatility used to estimate embedded derivative value was 23.2% and 13.7%, respectively

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	December 31,			December 31,
	2018	2017	Unobservable Input	2018	2017
Indexed Annuities	$592.8	$498.3	Lapse Rate	1-70%	1-66%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	19-26%	7-30%
Indexed Life	3.3	14.2	Equity Volatility	19-26%	7-30%
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
Separately managed accounts—The amounts reported in separately managed accounts consist primarily of notes and private equity. These investments are private placements and do not have a readily determinable fair value. The carrying value of the separately managed accounts is cost or market value if available from the separately managed account manager. Market value is provided by the separately managed account manager in subsequent quarters. American National believes that cost approximates fair value at initial recognition during the quarter of investment.
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

Note 9 – Fair Value of Financial Instruments—(Continued)

Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of December 31, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$250,899	$—	$250,899	$—
Foreign governments	4,430	—	4,430	—
Corporate debt securities	7,548,829	—	7,548,829	—
Residential mortgage-backed securities	319,910	—	319,910	—
Collateralized debt securities	5,285	—	5,285	—
Other debt securities	731	—	731	—
Total bonds held-to-maturity	8,130,084	—	8,130,084	—
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,399	—	28,399	—
U.S. states and political subdivisions	862,030	—	862,030	—
Foreign governments	6,210	—	6,210	—
Corporate debt securities	5,283,818	—	5,279,585	4,233
Residential mortgage-backed securities	31,662	—	31,662	—
Collateralized debt securities	3,444	—	3,444	—
Total bonds available-for-sale	6,215,563	—	6,211,330	4,233
Equity securities
Common stock	1,509,186	1,509,073	—	113
Preferred stock	21,042	21,042	—	—
Total equity securities	1,530,228	1,530,115	—	113
Options	148,006	—	—	148,006
Mortgage loans on real estate	5,049,468	—	5,049,468	—
Policy loans	376,254	—	—	376,254
Short-term investments	206,760	—	206,760	—
Separate account assets	905,824	227,448	678,376	—
Separately managed accounts	16,532	—	—	16,532
Total financial assets	$22,578,719	$1,757,563	$20,276,018	$545,138
Financial liabilities
Investment contracts	$10,003,990	$—	$—	$10,003,990
Embedded derivative liability for equity-indexed contracts	596,075	—	—	596,075
Notes payable	137,963	—	—	137,963
Separate account liabilities	905,824	227,448	678,376	—
Total financial liabilities	$11,643,852	$227,448	$678,376	$10,738,028

Note 9 – Fair Value of Financial Instruments—(Continued)

	Fair Value Measurement as of December 31, 2017
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$279,395	$—	$276,450	$2,945
Foreign governments	4,593	—	4,593	—
Corporate debt securities	7,232,327	—	7,232,327	—
Residential mortgage-backed securities	255,243	—	255,243	—
Collateralized debt securities	954	—	954	—
Other debt securities	1,841	—	1,841	—
Total bonds held-to-maturity	7,774,353	—	7,771,408	2,945
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	27,898	—	27,898	—
U.S. states and political subdivisions	897,047	—	897,047	—
Foreign governments	6,460	—	6,460	—
Corporate debt securities	5,192,927	—	5,192,927	—
Residential mortgage-backed securities	14,717	—	14,717	—
Collateralized debt securities	3,818	—	3,818	—
Other debt securities	2,441	—	2,441	—
Total bonds available-for-sale	6,145,308	—	6,145,308	—
Equity securities
Common stock	1,760,627	1,760,499	—	128
Preferred stock	23,599	23,599	—	—
Total equity securities	1,784,226	1,784,098	—	128
Options	220,190	—	—	220,190
Mortgage loans on real estate	4,811,006	—	4,811,006	—
Policy loans	377,103	—	—	377,103
Short-term investments	658,765	—	658,765	—
Separate account assets	965,575	257,209	708,366	—
Separately managed accounts	851	—	—	851
Total financial assets	$22,737,377	$2,041,307	$20,094,853	$601,217
Financial liabilities
Investment contracts	$8,990,771	$—	$—	$8,990,771
Embedded derivative liability for equity-indexed contracts	512,526	—	—	512,526
Notes payable	137,458	—	—	137,458
Separate account liabilities	965,575	257,209	708,366	—
Total financial liabilities	$10,606,330	$257,209	$708,366	$9,640,755

Note 9 – Fair Value of Financial Instruments—(Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative
Balance at December 31, 2015	$20,130	$123,007	$242,412
Total realized and unrealized investment gains included in other comprehensive income	481	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain for derivatives included in net investment income	—	28,400	—
Net change included in interest credited	—	—	25,239
Purchases, sales and settlements or maturities
Purchases	—	27,961	—
Sales	—	—	—
Settlements or maturities	(425)	(22,889)	—
Premiums less benefits	—	—	46,679
Gross transfers into Level 3	908	—	—
Gross transfers out of Level 3	(6,830)	—	—
Balance at December 31, 2016	$14,264	$156,479	$314,330
Total realized and unrealized investment gains included in other comprehensive income	(4,465)	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain for derivatives included in net investment income	—	90,433	—
Net change included in interest credited	—	—	98,351
Purchases, sales and settlements or maturities
Purchases	—	47,134	—
Sales	(12,436)	(12,837)	—
Settlements or maturities	(7,020)	(61,019)	—
Premiums less benefits	—	—	99,845
Carry value transfers in	15,000	—	—
Gross transfers into Level 3	382	—	—
Gross transfers out of Level 3	(5,725)	—	—
Balance at December 31, 2017	$—	$220,190	$512,526
Net loss for derivatives included in net investment income	—	(55,093)	—
Net change included in interest credited	—	—	(17,862)
Purchases, sales and settlements or maturities
Purchases	4,346	72,033	—
Sales	—	(18)	—
Settlements or maturities	—	(89,106)	—
Premiums less benefits	—	—	101,411
Balance at December 31, 2018	$4,346	$148,006	$596,075

Within the net gain (loss) for derivatives included in net investment income were unrealized losses of $94,883,000, and unrealized gains of $50,805,000, and $44,615,000 relating to assets still held at December 31, 2018, 2017, and 2016, respectively.

Note 9 – Fair Value of Financial Instruments—(Continued)

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. The transfers into Level 3 during the years ended December 31, 2017, and 2016 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of December 31, 2018. The transfers out of Level 3 during the years end December 31, 2017, and 2016, were securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.
Note 10 – Deferred Policy Acquisition Costs
Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Balance at December 31, 2015	$756,023	$411,206	$44,390	$113,050	$1,324,669
Additions	108,825	77,161	11,203	263,024	460,213
Amortization	(112,712)	(71,381)	(14,973)	(262,299)	(461,365)
Effect of change in unrealized gains on available-for-sale debt securities	(6,296)	(22,778)	—	—	(29,074)
Net change	(10,183)	(16,998)	(3,770)	725	(30,226)
Balance at December 31, 2016	745,840	394,208	40,620	113,775	1,294,443
Additions	123,854	104,772	11,413	285,796	525,835
Amortization	(74,068)	(74,750)	(15,227)	(280,306)	(444,351)
Effect of change in unrealized gains on available-for-sale debt securities	(4,350)	2,267	—	—	(2,083)
Net change	45,436	32,289	(3,814)	5,490	79,401
Balance at December 31, 2017	791,276	426,497	36,806	119,265	1,373,844
Additions	131,156	92,603	12,590	315,305	551,654
Amortization	(97,263)	(57,468)	(15,436)	(309,990)	(480,157)
Effect of change in unrealized gains on available-for-sale debt securities	13,964	37,956	—	—	51,920
Net change	47,857	73,091	(2,846)	5,315	123,417
Balance at December 31, 2018	$839,133	$499,588	$33,960	$124,580	$1,497,261
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
Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1.0% to 8.0% (some annuities have enhanced first year crediting rates ranging from 1.0% to 7.0%), less expenses, mortality charges, and withdrawals; and (iii) fair value adjustment.

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
Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Unpaid claims balance, beginning	$1,199,233	$1,140,723	$1,104,302
Less reinsurance recoverables	237,439	216,903	217,337
Net beginning balance	961,794	923,820	886,965
Incurred related to
Current	1,193,216	1,097,730	1,055,796
Prior years	(19,852)	(77,296)	(36,788)
Total incurred claims	1,173,364	1,020,434	1,019,008
Paid claims related to
Current	688,493	661,662	654,175
Prior years	411,463	320,798	327,978
Total paid claims	1,099,956	982,460	982,153
Net balance	1,035,373	961,794	923,820
Plus reinsurance recoverables	254,466	237,439	216,903
Unpaid claims balance, ending	$1,289,839	$1,199,233	$1,140,723
The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $19,852,000, $77,296,000, $36,788,000 in 2018, 2017, and 2016, respectively. This was a reflection of lower-than-anticipated losses in 2018 related to accident years prior to 2018 in the workers compensation, other commercial, business owner and commercial package policy lines of business. The decrease during 2017 reflects lower-than-anticipated losses in the workers compensation, auto and business owner and commercial package policy lines of business. Lower-than-anticipated losses in the auto and multi-peril lines of business resulted in favorable development in 2016.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at December 31, 2018 was $39,337,000.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows (in thousands):

December 31, 2018
Net outstanding liabilities
Auto Liability	$448,736
Non-Auto Liability	256,558
Commercial Multi-Peril	92,695
Homeowners	72,895
Short Tail Property	33,801
Credit	16,615
Health	40,361
Other	2,091
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	963,752
Reinsurance recoverable on unpaid claims
Auto Liability	11,731
Non-Auto Liability	37,234
Commercial Multi-Peril	3,381
Homeowners	2,993
Short Tail Property	3,124
Credit	11,025
Health	173,329
Other	7,600
Total reinsurance recoverable on unpaid claims	250,417
Insurance lines other than short-duration	215,966
Unallocated claims adjustment expenses	51,159
267,125
Total gross liability for unpaid claims and claim adjustment expense	$1,481,294
Property and Casualty Reserving Methodology—The following methods are utilized:

•	Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year.

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

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

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

•
Pegged Frequency and Severity—Uses actual claims count data and emergence patterns of older accident periods to project the ultimate number of reported claims for a given accident year. A similar process projects the ultimate average severity per claim so that the product of the 2 projections results in a projection of ultimate loss for a given accident year.

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
The following contains information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2009 to 2017 is presented as supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Auto Liability—Consists of personal and commercial auto. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2018
		For the Years Ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$299,753	$273,551	$263,269	$258,749	$260,029	$258,200	$257,678	$256,586	$256,407	$256,634	$23	47,070
2010		288,166	270,935	266,223	265,949	264,104	263,040	261,930	261,092	261,207	111	47,099
2011			263,411	250,659	248,865	244,519	244,436	242,619	241,711	240,997	225	47,067
2012				251,593	242,255	231,312	228,013	229,426	228,559	228,864	489	44,713
2013					242,364	236,432	233,068	231,301	228,285	226,608	1,207	38,720
2014						232,146	223,386	217,819	215,419	214,870	2,355	35,966
2015							237,578	240,697	239,421	245,775	6,698	36,033
2016								259,177	256,080	261,400	17,057	36,904
2017									269,803	280,012	39,501	38,087
2018										314,467	94,962	34,697
									Total	$2,530,834

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$95,847	$166,441	$203,869	$228,650	$242,768	$250,681	$253,417	$254,988	$255,308	$256,241
2010		92,589	164,298	208,531	237,540	250,647	257,021	259,173	259,966	260,404
2011			93,245	161,387	197,326	217,640	230,585	236,187	238,510	239,409
2012				82,531	150,323	183,448	204,980	214,467	219,170	222,117
2013					79,358	143,709	181,535	204,480	215,280	219,303
2014						72,838	134,376	166,947	187,375	204,057
2015							78,861	149,366	186,281	211,908
2016								86,492	153,911	198,326
2017									88,357	175,175
2018										95,777
									Total	$2,082,717
				All outstanding liabilities before 2009, net of reinsurance*						619
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$448,736

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Non-Auto Liability—Consists of workers’ compensation and other liability occurrence. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$83,773	$75,857	$70,905	$72,267	$72,490	$72,077	$71,003	$71,517	$69,099	$69,696	$1,632	13,275
2010		91,191	85,498	83,724	82,287	82,145	82,087	80,920	78,279	77,985	2,255	7,820
2011			86,409	76,038	75,390	74,372	73,647	71,423	68,248	67,979	2,480	5,656
2012				83,146	80,470	78,644	75,226	68,017	63,630	64,118	3,490	4,785
2013					74,183	75,815	70,772	67,841	65,096	64,564	4,085	4,435
2014						83,084	75,550	72,624	67,339	67,865	5,575	5,914
2015							83,897	78,968	76,724	67,548	10,626	5,344
2016								86,935	83,179	73,764	19,334	4,065
2017									102,616	88,902	27,488	7,400
2018										88,986	52,227	10,347
									Total	$731,407

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$15,389	$28,725	$41,424	$49,895	$55,391	$61,277	$63,039	$64,755	$65,441	$66,047
2010		16,473	31,819	46,746	57,354	65,557	69,091	70,369	71,509	72,261
2011			13,848	31,943	41,814	52,003	56,791	60,706	62,414	63,121
2012				13,862	27,574	38,826	49,585	55,194	57,863	59,528
2013					12,794	22,743	32,474	42,504	47,987	51,672
2014						11,201	26,587	36,220	45,206	51,853
2015							11,979	23,488	37,059	46,285
2016								12,733	24,633	35,502
2017									14,865	37,139
2018										13,156
									Total	$496,564
		All outstanding liabilities before 2009, net of reinsurance*								21,715
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$256,558

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Commercial Multi-Peril—Consists of business owners insurance and mortgage fire business. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$41,027	$38,666	$36,610	$35,354	$34,884	$34,381	$34,529	$34,079	$33,515	$33,423	$17	3,516
2010		41,116	37,736	40,243	37,520	35,914	37,839	37,215	36,367	35,923	191	3,589
2011			42,185	40,825	39,037	38,160	38,456	36,945	37,014	36,638	485	3,559
2012				35,169	28,548	26,805	23,258	23,385	23,090	22,481	606	2,715
2013					33,979	27,592	27,867	26,970	25,948	26,028	1,122	2,220
2014						36,852	31,220	34,911	33,962	36,132	1,370	2,303
2015							33,997	31,488	29,023	32,282	2,238	2,203
2016								38,115	33,475	33,080	7,460	4,575
2017									42,411	37,079	9,740	6,403
2018										50,784	23,785	7,422
									Total	$343,850

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$11,101	$17,248	$21,660	$25,779	$30,272	$32,150	$32,623	$32,842	$32,977	$33,349
2010		12,511	17,490	22,135	27,152	31,378	33,384	34,888	34,764	34,903
2011			13,092	18,390	22,616	28,291	30,458	32,692	34,177	34,782
2012				11,525	14,454	16,263	18,670	20,716	21,026	21,352
2013					9,374	12,723	15,426	18,406	20,816	21,718
2014						12,001	16,484	20,199	24,602	27,339
2015							9,820	12,956	16,402	21,680
2016								11,327	17,193	19,085
2017									12,458	20,828
2018										18,027
									Total	$253,063
			All outstanding liabilities before 2009, net of reinsurance*							1,908
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$92,695

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Homeowners—Consists of homeowners and renters business. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2018
		For the Years Ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$183,437	$178,420	$179,249	$177,534	$177,798	$177,989	$178,372	$178,073	$178,008	$177,916	$2	31,489
2010		206,606	200,318	198,111	198,029	197,443	197,675	197,465	197,067	196,639	72	37,069
2011			203,301	200,356	198,757	197,581	197,381	197,451	197,239	197,070	89	38,758
2012				181,284	177,664	175,523	175,509	175,178	175,032	174,611	168	30,990
2013					152,208	149,080	149,272	148,231	147,927	147,444	171	20,035
2014						132,651	131,634	130,287	131,546	130,895	195	18,153
2015							125,430	124,199	123,619	123,824	262	17,721
2016								147,264	145,373	144,376	607	21,460
2017									164,284	172,274	1,578	23,405
2018										174,495	15,491	21,355
									Total	$1,639,544

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$142,781	$170,372	$173,985	$175,220	$176,588	$176,985	$177,428	$177,615	$177,670	$177,689
2010		149,755	189,046	193,006	195,365	195,714	196,281	196,419	196,504	196,480
2011			160,625	190,946	194,237	195,327	196,575	196,628	196,717	196,757
2012				143,797	169,415	171,842	173,170	173,676	174,139	174,247
2013					115,605	140,309	145,152	146,650	146,920	147,145
2014						96,300	122,601	126,245	129,467	130,059
2015							86,617	114,696	119,331	122,585
2016								105,415	136,796	140,972
2017									116,075	159,107
2018										121,631
									Total	$1,566,672
				All outstanding liabilities before 2009, net of reinsurance*						23
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$72,895

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Short Tail Property—Consists of auto physical damage, fire, rental owners, standard fire policy, country estates, inland marine and watercraft. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2018
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2017*	2018
2017	$229,284	$227,106	$91	82,343
2018	—	248,182	(1,840)	63,360
	Total	$475,288

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017*	2018
2017	$205,245	225,141
2018	—	218,095
	Total	$443,236
All outstanding liabilities before 2017, net of reinsurance*		1,749
Liabilities for claims and claim adjustment expenses, net of reinsurance		$33,801

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Credit—Consists of credit property insurance, vendor’s or lender’s single interest insurance, GAP insurance, GAP waiver, debt cancellation products, involuntary unemployment insurance and collateral protection insurance. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2018
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2017*	2018
2017	$93,571	$93,572	$—	57,364
2018	—	89,308	7,947	47,075
	Total	$182,880

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017*	2018
2017	$73,838	$93,572
2018	—	72,693
	Total	$166,265
All outstanding liabilities before 2017, net of reinsurance*		—
Liabilities for claims and claim adjustment expenses, net of reinsurance		$16,615

*	Unaudited supplemental information

Health Reserving Methodology—The following methods are utilized:
Completion Factor Approach-This method assumes that the historical claim patterns will be an accurate representation of unpaid claim liabilities. An estimate of the unpaid claims is calculated by subtracting period-to-date paid claims from an estimate of the ultimate “complete” payment for all incurred claims in the period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout.
Tabular Claims Reserves-This method is used to calculate the reserves for disability income blocks of business. These reserves rely on published valuation continuance tables created using industry experience regarding assumptions of continued morbidity and subsequent recovery. Reserves are calculated by applying these continuance tables, along with appropriate company experience adjustments, to the stream of contractual benefit payments. These expected benefit payments are discounted at the required interest rate.
Future Policy Benefits-Reserves are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate.
Premium Deficiency Reserves-Deficiency reserves are established when the expected future claim payments and expenses for a classification of policies are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, and the expected benefit utilization patterns. We have established premium deficiency reserves for portions of the major medical business and the long-term care business that are in run-off. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness, and the reserve amount is monitored against emerging losses.
There is no expected development on reported claims in the health blocks. Claim frequency is determined by totaling the number of unique claim numbers during the period as each unique claim number represents a claim event for an individual claimant.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Health—Consists of stop loss, other supplemental health products and credit disability insurance. This line of business has substantially all claims settled and paid in less than four years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2018
	For the Years Ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2014*	2015*	2016*	2017*	2018
2014	$38,102	$67,545	$62,802	$62,906	$62,919	$1	35,346
2015		34,069	45,167	41,513	41,514	1	32,527
2016			36,198	41,236	37,164	7	28,706
2017				41,544	39,930	4,531	31,323
2018					64,686	28,967	28,503
				Total	$246,213

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018
2014	$25,436	$62,632	$62,678	$62,819	$62,819
2015		23,574	41,491	41,436	41,462
2016			24,357	37,040	37,115
2017				25,358	35,392
2018					34,894
				Total	$211,682
All outstanding liabilities before 2014, net of reinsurance*					5,830
Liabilities for claims and claim adjustment expenses, net of reinsurance					$40,361

*	Unaudited supplemental information

The following table is supplementary information. 10 year average annual percentage payout of incurred claims is shown below:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Auto Liability	34.4%	28.4%	15.6%	9.8%	5.4%	2.3%	1.0%	0.4%	0.1%	2.6%
Non-Auto Liability	18.8%	20.3%	16.7%	14.3%	8.7%	5.7%	2.3%	1.7%	1.0%	10.5%
Homeowners	75.2%	19.1%	2.5%	1.3%	0.4%	0.2%	0.1%	0.1%	—%	1.1%
Commercial Multi-Peril	35.8%	15.0%	10.3%	13.2%	9.5%	4.4%	2.8%	0.7%	0.4%	7.9%
Short Tail Property	89.1%	10.9%	—%	—%	—%	—%	—%	—%	—%	—%
Credit	80.2%	19.8%	—%	—%	—%	—%	—%	—%	—%	—%

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
For the Property and Casualty segment, American National retains the first $500,000 of loss per workers’ compensation risk and $1.5 million of loss per non-workers’ compensation risk. Workers’ compensation reinsurance coverage for losses between $500,000 and $1 million follows satisfaction of a $2 million annual aggregate deductible. Reinsurance covers up to $6 million of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $20 million, and excess casualty clash coverage is purchased to cover losses up to $60 million. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and extra contractual obligations. Facultative reinsurance is purchased for individual risks attaching at $20 million, as needed. Corporate catastrophe coverage is in place for losses up to $500 million. American National retains the first $17.5 million of each catastrophe. Catastrophe aggregate reinsurance coverage is also purchased. This coverage is provided by two contracts. The first contract provides for $30 million of coverage after $90 million of aggregated catastrophe losses has been reached. The first $10 million of each catastrophe loss contributes to the $90 million aggregation of losses. The second aggregate contract is the Stretch & Aggregate cover. It consists of a $35 million annual limit available either wholly or in part across two layers. The first layer is 8.75% of $400 million excess of $100 million on an occurrence basis. The second layer provides aggregate protection with subject loss of $35 million excess of $5 million of each catastrophe. Recoveries follow satisfaction of a $40 million annual aggregate deductible. This cover was placed at 90% on July 1, 2018. American National expects to place the cover again on July 1, 2019.
American National remains primarily liable with respect to any reinsurance ceded, and would bear the entire loss if the reinsurer does not meet their obligations under any reinsurance treaties. American National had amounts recoverable from reinsurers of $427,475,000 and $418,589,000 at December 31, 2018 and 2017, respectively. None of the amount outstanding at December 31, 2018 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.
The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Direct premiums	$2,499,584	$2,341,088	$2,246,595
Reinsurance premiums assumed from other companies	286,165	227,053	194,910
Reinsurance premiums ceded to other companies	(557,556)	(500,939)	(444,857)
Net premiums	$2,228,193	$2,067,202	$1,996,648
Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2018	2017	2016
Direct life insurance in-force	$110,125,270	$102,843,372	$95,439,425
Reinsurance risks assumed from other companies	230,845	257,552	181,655
Reinsurance risks ceded to other companies	(26,601,422)	(29,646,646)	(29,980,485)
Net life insurance in-force	$83,754,693	$73,454,278	$65,640,595

Note 14 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2018		2017		2016
	Amount	Rate	Amount*	Rate*	Amount*	Rate*
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$29,643	18.2%	$114,921	27.7%	$73,708	27.5%
Tax on equity in earnings of unconsolidated affiliates	4,469	2.8	30,336	7.3	20,020	7.5
Total expected income tax expense at the statutory rate	34,112	21.0	145,257	35.0	93,728	35.0
Tax-exempt investment income	(3,323)	(2.0)	(6,887)	(1.7)	(7,834)	(2.9)
Deferred tax change	(4,354)	(2.7)	(217,622)	(52.4)	6,699	2.5
Dividend exclusion	(4,080)	(2.5)	(8,701)	(2.1)	(8,490)	(3.2)
Miscellaneous tax credits, net	(7,802)	(4.8)	(9,524)	(2.3)	(9,993)	(3.7)
Low income housing tax credit expense	6,231	3.8	5,263	1.3	4,795	1.8
Change in valuation allowance	2,700	1.7	—	—	—	—
Tax accrual adjustment	(2,893)	(1.8)	—	—	—	—
Return to provision	(20,301)	(12.5)	—	—	—	—
Other items, net	1,155	0.6	1,905	0.5	(3,885)	(1.5)
Provision for federal income tax before interest expense	1,445	0.8	(90,309)	(21.7)	75,020	28.0
Interest expense (benefit)	—	—	(2,686)	(0.6)	2,686	1.0
Total	$1,445	0.8%	$(92,995)	(22.3)%	$77,706	29.0%

* Prior years revised to reflect the January 1, 2018 adoption of ASU 2017-07 Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements.
During 2018, American National recorded an income tax benefit of $20,301,000 related to the filing of its 2017 tax return. The tax benefit was primarily a result of tax deductions taken at the prior year federal tax rate of 35% as opposed to the new federal tax rate of 21% primarily due to a pension plan contribution, depreciation on fixed assets and changes in our estimated income from joint ventures.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. The Tax Reform included numerous changes to existing federal income tax laws, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. In addition, there were several changes that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, and changes to the calculation of tax reserves associated with policyholder liabilities. As a result of the Tax Reform, we recorded a provisional tax benefit of $206.4 million in our 2017 financial statements. This tax benefit was primarily due to the remeasurement of our existing deferred tax balances to the new 21% corporate income tax rate. There were no adjustments in 2018 to the provisional tax benefit we recorded in 2017.

Note 14 – Federal Income Taxes—(Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2018	2017
DEFERRED TAX ASSETS
Invested assets, principally due to impairment losses	$18,148	$23,570
Investment in real estate and other invested assets, principally due to investment valuation allowances	8,424	8,547
Policyholder funds, principally due to policy reserve discount	91,362	90,480
Policyholder funds, principally due to unearned premium reserve	24,586	23,001
Participating policyholders’ surplus	32,785	34,538
Pension	3,598	26,274
Commissions and other expenses	3,108	3,796
Other assets	9,756	15,745
Tax carryforwards	138	60
Gross deferred tax assets before valuation allowance	191,905	226,011
Valuation allowance	(2,700)	—
Gross deferred tax assets after valuation allowance	189,205	226,011

DEFERRED TAX LIABILITIES
Marketable securities, principally due to net unrealized gains	161,256	253,526
Investment in bonds, principally due to differences between GAAP and tax basis	13,088	12,547
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	240,731	220,809
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	22,204	19,203
Other liabilities	16,111	36,296
Gross deferred tax liabilities	453,390	542,381
Total net deferred tax liability	$264,185	$316,370
American National made income tax payments of $22,234,000, $33,640,000 and $33,367,000 during 2018, 2017, and 2016, respectively.

GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. There were no material valuation allowances recorded during the years ended December 31, 2018 and 2017. Although realization is not assured, management believes it is more-likely-than-not that our remaining deferred tax assets will be realized and that no additional valuation allowance is necessary at this time.

As of December 31, 2018, American National has an alternative minimum tax (“AMT”) credit carryforward of $6,933,000, a general business credit carryforward of $758,000 and capital loss carryforwards of $656,000. Under Tax Reform, AMT credit carryforwards may be utilized to offset regular tax liability. If not utilized, the credits are fully refundable by 2021. The general business credits and capital loss carryforwards will expire in 2037 and 2021, respectively, if not utilized.
American National’s federal income tax returns for years 2015 to 2017 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties or interest were established during 2018 relating to a dispute with the Internal Revenue Service. As of December 31, 2018, American National had no provision for uncertain tax positions. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated other Comprehensive Income (Loss)
Balance at December 31, 2015	$457,467	$(101,679)	$(3,168)	$352,620
Amounts reclassified from AOCI (net of tax benefit $7,705 and expense $4,438)	(14,308)	8,242	—	(6,066)
Unrealized holding gains arising during the period (net of tax expense $71,859)	133,451	—	—	133,451
Unrealized adjustment to DAC (net of tax benefit $10,318)	(18,756)	—	—	(18,756)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,599)	(6,683)	—	—	(6,683)
Actuarial gain arising during the period (net of tax expense of $562)	—	1,044	—	1,044
Foreign currency adjustment (net of tax expense $156)	—	—	289	289
Balance at December 31, 2016	551,171	(92,393)	(2,879)	455,899
Amounts reclassified from AOCI (net of tax benefit $18,789 and expense $5,005)	(34,895)	18,827	—	(16,068)
Unrealized holding gains arising during the period (net of tax expense $113,604)	210,595	—	—	210,595
Unrealized adjustment to DAC (net of tax benefit $729)	(1,354)	—	—	(1,354)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,480)	(4,606)	—	—	(4,606)
Actuarial loss arising during the period (net of tax benefit of $796)	—	(2,996)	—	(2,996)
Foreign currency adjustment (net of tax expense $198)	—	—	746	746
Balance at December 31, 2017	720,911	(76,562)	(2,133)	642,216
Amounts reclassified from AOCI (net of tax benefit $561 and expense $1,532)	(2,111)	5,764	—	3,653
Unrealized holding losses arising during the period (net of tax benefit $46,812)	(183,981)	—	—	(183,981)
Unrealized adjustment to DAC (net of tax expense $10,903)	41,017	—	—	41,017
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax expense $2,343)	8,814	—	—	8,814
Actuarial gain arising during the period (net of tax expense of $4,402)	—	16,562	—	16,562
Foreign currency adjustment (net of tax benefit $239)	—	—	(900)	(900)
Cumulative effect of changes in accounting (net of tax benefit $334,955)	(627,119)	—	—	(627,119)
Balance at December 31, 2018	$(42,469)	$(54,236)	$(3,033)	$(99,738)

Note 16—Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	Years ended December 31,
	2018	2017	2016
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(3,947,000)	(3,900,565)	(3,917,933)
Outstanding shares	26,885,449	26,931,884	26,914,516
Restricted shares	(10,000)	(74,000)	(76,000)
Unrestricted outstanding shares	26,875,449	26,857,884	26,838,516
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
SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	38,092	$115.18	76,000	$110.73	135,725	$103.73
Granted	—	—	—	—	36,849	103.58
Exercised	(15,375)	114.07	—	—	(66,581)	100.06
Forfeited	—	—	—	—	(5,548)	106.10
Expired	(16,564)	116.88	—	—	—	—
Outstanding at December 31, 2016	6,153	113.36	76,000	110.73	100,445	105.97
Granted	—	—	—	—	16,500	117.69
Exercised	(333)	116.48	(2,000)	130.52	(62,111)	108.90
Forfeited	—	—	—	—	(2,069)	104.17
Expired	(3,234)	118.37	—	—	—	—
Outstanding at December 31, 2017	2,586	106.70	74,000	110.19	52,765	106.26
Granted	—	—	—	—	8,250	121.93
Exercised	(650)	99.79	(64,000)	114.90	(41,949)	106.94
Forfeited	—	—	—	—	(750)	121.93
Expired	(1,601)	114.17	—	—	—	—
Outstanding at December 31, 2018	335	$84.41	10,000	$80.05	18,316	$111.12

Note 16—Stockholders' Equity and Noncontrolling Interests—(Continued)

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.54	4.17	0.29
Exercisable shares	335	N/A	N/A
Weighted-average exercise price	$84.54	$114.9	$106.94
Weighted-average exercise price exercisable shares	84.54	N/A	N/A
Compensation expense (credit)
Year ended December 31, 2018	$(28,000)	$328,000	$1,098,000
Year ended December 31, 2017	(15,000)	823,000	3,227,000
Year ended December 31, 2016	179,000	843,000	6,539,000
Fair value of liability award
December 31, 2018	$33,000	N/A	$2,426,000
December 31, 2017	63,000	N/A	6,376,000
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

	Years ended December 31,
	2018	2017	2016
Weighted average shares outstanding	26,886,357	26,896,926	26,908,570
Incremental shares from RS awards and RSUs	30,286	63,769	58,502
Total shares for diluted calculations	26,916,643	26,960,695	26,967,072
Net income attributable to American National (in thousands)*	$158,995	$493,651	$181,003
Basic earnings per share*	$5.91	$18.35	$6.73
Diluted earnings per share*	$5.91	$18.31	$6.71

*
This includes the impact of the U. S. Tax Cut and Jobs Act ("Tax Reform") of $206.4 million, primarily due to the remeasurement of our deferred tax balances to the new 21% corporate income tax rate. Excluding the impact of Tax Reform, the Company’s 2017 net income would have been $287.3 million and net earnings per basic and diluted share of $10.68 and $10.65, respectively.

Note 16—Stockholders' Equity and Noncontrolling Interests—(Continued)

Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2018 and 2017, American National Insurance Company’s statutory capital and surplus was $3,162,808,000 and $3,293,474,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2018 and 2017, substantially above 200% of the authorized control level.
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
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $69,787,000 and $66,625,000 at December 31, 2018 and 2017, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.
The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	December 31,
	2018	2017
Statutory capital and surplus
Life insurance entities	$1,989,586	$2,141,573
Property and casualty insurance entities	1,183,913	1,162,761

	Years ended December 31,
	2018	2017	2016
Statutory net income
Life insurance entities	$59,909	$46,820	$82,101
Property and casualty insurance entities	66,680	72,267	48,378
Dividends
We paid a dividend of $0.82 per share each quarter of the years ended December 31, 2017 and 2018. We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
American National Insurance Company's payment of dividends to stockholders is restricted by insurance law. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year's statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted without prior approval of the Texas Department of Insurance to pay total dividends of $316,281,000 during 2019. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Note 16—Stockholders' Equity and Noncontrolling Interests—(Continued)

Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at December 31, 2018 and 2017.
American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $7,517,000 and $2,262,000 at December 31, 2018 and 2017, respectively.
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

•
Property and Casualty—consists of personal, agricultural and targeted commercial coverages and credit-related property insurance. Products are primarily sold through multiple-line, independent agents and managing general agents.

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

•
Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other segment.

•	Expenses are charged to segments through direct identification and allocations based upon various factors.
The following summarizes total assets by operating segments (in thousands):

	Years ended December 31,
	2018	2017	2016
Total Assets
Life	$6,263,366	$6,101,458	$5,921,208
Annuity	12,900,650	12,345,215	11,310,936
Health	527,525	468,947	472,369
Property and Casualty	2,216,628	2,189,515	2,046,303
Corporate and other	5,004,184	5,281,629	4,782,406
Total	$26,912,353	$26,386,764	$24,533,222

Note 17 – Segment Information – (Continued)

The results of operations measured as the income before federal income taxes and other items by operating segments are summarized below (in thousands):

	Year ended December 31, 2018
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$350,012	$231,027	$180,414	$1,466,740	$—	$2,228,193
Other policy revenues	270,839	14,710	—	—	—	285,549
Net investment income	233,181	467,788	9,376	62,320	85,702	858,367
Net realized investment gains	—	—	—	—	16,931	16,931
Net losses on equity securities	—	—	—	—	(107,188)	(107,188)
Other income	2,266	2,611	24,185	10,628	4,840	44,530
Total premiums and other revenues	856,298	716,136	213,975	1,539,688	285	3,326,382
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	417,702	290,611	—	—	—	708,313
Claims incurred	—	—	122,547	1,049,112	—	1,171,659
Interest credited to policyholders' account balances	54,249	261,435	—	—	—	315,684
Commissions for acquiring and servicing policies	158,657	94,879	32,516	278,002	—	564,054
Other operating expenses	190,835	46,859	41,819	186,019	31,479	497,011
Change in deferred policy acquisition costs	(33,893)	(35,135)	2,846	(5,315)	—	(71,497)
Total benefits, losses and expenses	787,550	658,649	199,728	1,507,818	31,479	3,185,224
Income before federal income tax and other items	$68,748	$57,487	$14,247	$31,870	$(31,194)	$141,158

	Year ended December 31, 2017
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$328,570	$222,207	$156,436	$1,359,989	$—	$2,067,202
Other policy revenues	234,979	13,547	—	—	—	248,526
Net investment income	245,835	573,789	9,538	61,688	75,227	966,077
Net realized investment gains	—	—	—	—	91,209	91,209
Other income	2,256	2,832	19,284	8,372	5,242	37,986
Total premiums and other revenues	811,640	812,375	185,258	1,430,049	171,678	3,411,000
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	410,152	270,970	—	—	—	681,122
Claims incurred	—	—	103,037	934,044	—	1,037,081
Interest credited to policyholders' account balances	73,965	341,225	—	—	—	415,190
Commissions for acquiring and servicing policies	147,176	105,389	27,400	265,440	—	545,405
Other operating expenses	190,482	44,486	38,475	177,345	34,552	485,340
Change in deferred policy acquisition costs	(49,786)	(30,022)	3,814	(5,490)	—	(81,484)
Total benefits, losses and expenses	771,989	732,048	172,726	1,371,339	34,552	3,082,654
Income before federal income tax and other items	$39,651	$80,327	$12,532	$58,710	$137,126	$328,346

Note 17 – Segment Information – (Continued)

	Year ended December 31, 2016
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$318,953	$248,714	$175,589	$1,253,392	$—	$1,996,648
Other policy revenues	295,289	11,591	—	—	—	306,880
Net investment income	227,923	500,726	9,942	57,091	64,553	860,235
Net realized investment gains	—	—	—	—	28,940	28,940
Other income	2,067	3,161	17,488	4,588	7,944	35,248
Total premiums and other revenues	844,232	764,192	203,019	1,315,071	101,437	3,227,951
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	429,813	296,586	—	—	—	726,399
Claims incurred	—	—	132,390	883,219	—	1,015,609
Interest credited to policyholders' account balances	63,565	268,205	—	—	—	331,770
Commissions for acquiring and servicing policies	132,428	78,177	22,846	232,514	—	465,965
Other operating expenses	186,879	51,283	42,655	165,278	30,367	476,462
Change in deferred policy acquisition costs	3,887	(5,780)	3,770	(725)	—	1,152
Total benefits, losses and expenses	816,572	688,471	201,661	1,280,286	30,367	3,017,357
Income before federal income tax and other items	$27,660	$75,721	$1,358	$34,785	$71,070	$210,594
Note 18 – Pension and Postretirement Benefits
Savings plans
American National sponsors a qualified defined contribution (401(k) plan) for all employees, and non-qualified defined contribution plans for certain employees whose otherwise eligible earnings exceed the statutory limits under the qualified plans. The total expense associated with these plans was $10,157,000, $13,466,000, and $13,658,000 for 2018, 2017, and 2016, respectively.
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

Note 18 – Pension and Postretirement Benefits – (Continued)

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	Qualified		Non-qualified
	December 31,
	2018	2017	2018	2017
Reconciliation of benefit obligation
Obligation at January 1,	$386,672	$402,150	$104,166	$111,382
Service cost	433	—	65	63
Interest cost on projected benefit obligation	12,378	14,593	3,469	4,179
Actuarial (gain) loss	(56,672)	22,003	(1,631)	5,069
Benefits paid	(23,981)	(52,074)	(11,890)	(16,527)
Obligation at December 31,	318,830	386,672	94,179	104,166
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1,	351,958	336,174	30,766	31,059
Actual return on plan assets	(12,032)	42,858	(1,152)	4,000
Employer contributions	60,000	25,000	8,901	12,234
Benefits paid	(23,979)	(52,074)	(11,883)	(16,527)
Fair value of plan assets at December 31,	375,947	351,958	26,632	30,766
Funded status at December 31,	$57,117	$(34,714)	$(67,547)	$(73,400)
The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Service cost	$499	$63	$59
Interest cost	15,846	18,772	20,690
Expected return on plan assets	(24,164)	(23,579)	(22,013)
Amortization of net actuarial loss	8,560	23,832	12,680
Net periodic benefit cost	$741	$19,088	$11,416
Amounts related to the defined benefit pension plans recognized as a component of OCI are shown below (in thousands):

	Years ended December 31,
	2018	2017	2016
Actuarial gain	$28,260	$20,040	$14,286
Deferred tax expense	(5,934)	(4,209)	(5,000)
Other comprehensive income, net of tax	$22,326	$15,831	$9,286
The estimated actuarial loss for the plan that will be amortized out of AOCI into the net periodic benefit cost over the next fiscal year is $9,646,000. Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2018	2017
Net actuarial loss	$(68,653)	$(96,913)
Deferred tax benefit	14,417	20,351
Amounts included in AOCI	$(54,236)	$(76,562)

Note 18 – Pension and Postretirement Benefits – (Continued)

The weighted average assumptions used are shown below:

	Used for Net Benefit Cost in Fiscal Year 1/1/2018 to 12/31/2018	Used for Benefit Obligations as of 12/31/2018
Discount rate	3.44%	4.50%
Long-term rate of return	6.25	N/A
American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of ERISA. American National contributed $60,000,000, $25,023,000, and $40,090,000 to the qualified pension plans in 2018, 2017 and 2016, respectively. American National and its affiliates do not expect to contribute to its qualified plans in 2019. The benefits paid from the non-qualified plans were $8,901,000, $12,212,000 and $12,287,000 in 2018, 2017 and 2016, respectively. Future payments from the non-qualified pension benefit plans will be funded out of general corporate assets.
The following table shows pension benefit payments, expected to be paid (in thousands):

2019	$41,558
2020	31,057
2021	33,098
2022	32,488
2023	30,768
2024-2028	139,897

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9 for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The fair value (hierarchy measurements) of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$140,836	$—	$140,836	$—
Residential mortgage-backed securities	4,644	—	4,644	—
Mutual fund	9,161	9,161	—	—
Equity securities by sector
Consumer goods	44,746	44,746	—	—
Energy and utilities	23,844	23,844	—	—
Finance	45,131	45,131	—	—
Healthcare	31,259	31,259	—	—
Industrials	16,033	16,033	—	—
Information technology	47,226	47,226	—	—
Other	28,963	28,963	—	—
Commercial paper	6,836	—	6,836	—
Unallocated group annuity contract	1,131	—	1,131	—
Other	2,769	2,714	55	—
Total	$402,579	$249,077	$153,502	$—

Note 18 – Pension and Postretirement Benefits – (Continued)

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$93,051	$—	$93,051	$—
Residential mortgage-backed securities	1,119	—	1,119	—
Mutual fund	9,513	9,513	—	—
Equity securities by sector
Consumer goods	55,411	55,411	—	—
Energy and utilities	26,693	26,693	—	—
Finance	58,008	58,008	—	—
Healthcare	30,214	30,214	—	—
Industrials	20,141	20,141	—	—
Information technology	46,520	46,520	—	—
Other	31,545	31,545	—	—
Commercial paper	7,152	—	7,152	—
Unallocated group annuity contract	1,280	—	1,280	—
Other	2,077	1,991	86	—
Total	$382,724	$280,036	$102,688	$—

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
The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $6,085,000 and $6,424,000 at December 31, 2018 and 2017, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation.

Note 19 – Commitments and Contingencies

Commitments
American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at December 31, 2018 were approximately $13,781,000.
American National had aggregate commitments at December 31, 2018, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $854,849,000 of which $534,162,000 is expected to be funded in 2019 with the remainder funded in 2020 and beyond.
American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2018 and 2017, the outstanding letters of credit were $2,995,000 and $4,586,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2019.

Federal Home Loan Bank (FHLB) Agreements
In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. As membership requires the ownership of member stock, the Company purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of December 31, 2018, certain collateralized mortgage obligations (CMO’s) with a fair value of approximately $120.5 million were on deposit with the FHLB as collateral for amounts subject to funding agreements. The deposited securities are included in bonds held-to-maturity on the Company’s consolidated statements of financial position.
Guarantees
American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2018, was approximately $192,848,000, while the total cash value of the related life insurance policies was approximately $199,159,000.
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

Note 20 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2018	2017	2018	2017
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$1,647	$1,533	$576	$2,223
Gal-Tex Hotel Corporation	Net investment income	107	222	3	13
Greer, Herz & Adams, LLP	Other operating expenses	11,173	10,181	(329)	(386)
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to a subsidiary of Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments. The Moody Foundation owns 34.0% % of Gal-Tex and 22.75% % of American National, and the Libbie Shearn Moody Trust owns 50.2% % of Gal-Tex and 37.01%% of American National.
Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is an American National director and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.
Note 21 – Selected Quarterly Financial Data
The unaudited selected quarterly financial data is shown below (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017*
Total premiums and other revenues	$803,375	$779,797	$952,071	$834,093	$1,052,236	$872,750	$518,700	$924,360
Total benefits, losses and expenses	782,591	735,139	850,796	791,595	868,969	779,806	682,868	776,114
Income (loss) before federal income tax and other items	20,784	44,658	101,275	42,498	183,267	92,944	(164,168)	148,246
Total provision (benefit) for federal income taxes*	1,189	13,735	21,957	13,524	19,219	37,183	(40,920)	(157,437)
Equity in earnings of unconsolidated affiliates	(545)	9,500	6,421	12,313	13,029	22,387	2,376	42,474
Other components of net periodic pension benefit (costs), net of tax	(792)	(1,232)	(1,677)	(5,588)	(1,236)	(1,545)	3,133	(4,043)
Net income (loss)*	18,258	39,191	84,062	35,699	175,841	76,603	(117,739)	344,114
Net income (loss) attributable to noncontrolling interest, net of tax	(519)	(649)	(77)	(260)	2,377	3,334	(354)	(469)
Net income (loss) attributable to American National*	$18,777	$39,840	$84,139	$35,959	$173,464	$73,269	$(117,385)	$344,583
Earnings (loss) per share attributable to American National*
Basic	$0.70	$1.48	$3.13	$1.34	$6.45	$2.72	$(4.37)	$12.81
Diluted	0.70	1.48	3.12	1.33	6.44	2.72	(4.37)	12.78

*
The fourth quarter of 2017 includes the impact of the U. S. Tax Cut and Jobs Act ("Tax Reform") of $206.4 million, in Q4 of 2017 primarily due to the remeasurement of our deferred tax balances to the new 21% corporate income tax rate. Excluding the impact of Tax Reform, the Company’s net income for the three months ended December 31, 2017 would have been $138.2 million and net earnings per basic and diluted share of $5.14 and $5.12, respectively.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — An Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.
Changes in Internal Control Over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. Other than the remediation efforts described below, there were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

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

10.9*	Form of Restricted Stock Unit Agreement for Directors under the Stock and Incentive Plan (filed herewith).

21	Subsidiaries (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from American National Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Date: February 28, 2019
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James E. Pozzi	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
James E. Pozzi

/s/ Timothy A. Walsh	Executive Vice President, CFO, Treasurer and ML and P&C Operations (Principal Financial Officer)	February 28, 2019
Timothy A. Walsh

/s/ Michelle A. Gage	Vice President, and Controller	February 28, 2019
Michelle A. Gage

/s/ William C. Ansell	Director	February 28, 2019
William C. Ansell

/s/ Arthur O. Dummer	Director	February 28, 2019
Arthur O. Dummer

/s/ Irwin M. Herz, Jr.	Director	February 28, 2019
Irwin M. Herz, Jr.

/s/ E. Douglas McLeod	Director	February 28, 2019
E. Douglas McLeod

/s/ Frances A. Moody-Dahlberg	Director	February 28, 2019
Frances A. Moody-Dahlberg

/s/ Ross R. Moody	Director	February 28, 2019
Ross R. Moody

/s/ James P. Payne	Director	February 28, 2019
James P. Payne

/s/ E.J. Pederson	Director	February 28, 2019
E.J. Pederson

/s/ James D. Yarbrough	Director	February 28, 2019
James D. Yarbrough

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
(In thousands)

	December 31, 2018
Type of Investment	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities
Bonds held-to-maturity
U.S. states and political subdivisions	$245,360	$250,899	$245,360
Foreign governments	3,961	4,430	3,961
Corporate debt securities	7,640,891	7,548,829	7,640,891
Residential mortgage-backed securities	315,306	319,910	315,306
Collateralized debt securities	5,214	5,285	5,214
Other debt securities	717	731	717
Bonds available-for-sale
U.S.treasury and government	28,304	28,399	28,399
U.S. states and political subdivisions	848,228	862,030	862,030
Foreign governments	5,000	6,210	6,210
Corporate debt securities	5,345,579	5,283,818	5,283,818
Residential mortgage-backed securities	31,735	31,662	31,662
Collateralized debt securities	2,775	3,444	3,444
Equity securities
Common stocks
Consumer goods	148,635	322,934	322,934
Energy and utilities	91,725	121,756	121,756
Finance	127,396	259,918	259,918
Healthcare	68,731	206,399	206,399
Industrials	43,871	136,601	136,601
Information technology	118,495	346,384	346,384
Other	95,669	115,193	115,193
Preferred stocks	19,982	21,042	21,042
Other Investments
Mortgage loans on real estate, net of allowance	5,124,707	5,049,468	5,124,707
Investment real estate, net of accumulated depreciation	544,823	—	544,823
Real estate acquired in satisfaction of debt	42,694	—	42,694
Policy loans	376,254	376,254	376,254
Options (2)	108,803	148,006	1,142
Other long-term investments	48,945	—	48,945
Short-term investments	206,760	206,760	206,760
Total investments	$21,640,560	$21,656,362	$22,302,564

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

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	December 31,
Condensed Statements of Financial Position	2018	2017
ASSETS
Fixed maturity securities	$9,660,562	$9,093,442
Equity securities	6,252	4,976
Mortgage loans on real estate, net of allowance	4,772,085	4,533,620
Other invested assets	1,487,383	1,961,343
Investment in subsidiaries	3,121,901	3,090,883
Deferred policy acquisition costs	1,224,752	1,116,862
Separate account assets	918,369	969,764
Prepaid pension	57,117	—
Other assets	763,458	873,470
Total assets	$22,011,879	$21,644,360
LIABILITIES
Policy liabilities	$4,373,398	$4,207,467
Policyholders’ account balances	10,943,189	10,690,282
Separate account liabilities	918,369	969,764
Other liabilities	519,675	530,088
Total liabilities	$16,754,631	$16,397,601
EQUITY
Common stock	30,832	30,832
Additional paid-in capital	20,694	19,193
Accumulated other comprehensive income	(99,738)	642,216
Retained earnings	5,413,952	4,656,134
Treasury stock, at cost	(108,492)	(101,616)
Total equity	5,257,248	5,246,759
Total liabilities and equity	$22,011,879	$21,644,360
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	Years ended December 31,
Condensed Statements of Operations	2018	2017	2016
PREMIUMS AND OTHER REVENUES
Premiums and other policy revenues	$943,071	$889,346	$987,994
Net investment income	686,569	794,277	713,589
Net realized investment gains	2,053	21,052	16,111
Other-than-temporary impairments	(1,243)	(6,105)	(10)
Net losses on equity securities	(208)	—	—
Other income	19,028	17,558	15,944
Total premiums and other revenues	1,649,270	1,716,128	1,733,628
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	716,959	682,707	749,179
Other operating expenses	773,329	871,935	843,500
Total benefits, losses and expenses	1,490,288	1,554,642	1,592,679
Income before federal income tax and other items	158,982	161,486	140,949
Provision (benefit) for federal income taxes	28,308	(53,728)	52,336
Equity in earnings of subsidiaries, net of tax	24,789	286,579	95,356
Other components of net periodic pension costs, net of tax	3,532	(8,142)	(2,966)
Net income attributable to American National	$158,995	$493,651	$181,003
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In thousands)

	Years ended December 31,
Condensed Statements of Cash Flows	2018	2017	2016
OPERATING ACTIVITIES
Net income	$158,995	$493,651	$181,003
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investments gains	(2,053)	(21,052)	(16,111)
Other-than-temporary impairments	1,243	6,105	10
Accretion of premiums, discounts and loan origination fees	(11,236)	(6,615)	(7,675)
Net capitalized interest on policy loans and mortgage loans	(36,784)	(31,853)	(28,943)
Depreciation	30,492	32,991	28,510
Interest credited to policyholders’ account balances	269,933	370,270	297,526
Charges to policyholders’ account balances	(272,638)	(236,336)	(295,000)
Deferred federal income tax expense (benefit)	10,564	(57,337)	89,089
Equity in earnings of affiliates	(8,323)	(10,840)	(5,985)
Net income of subsidiaries	(16,466)	(275,739)	(89,371)
Distributions from equity method investments	5,319	—	—
Changes in
Policyholder liabilities	165,931	179,497	186,472
Deferred policy acquisition costs	(61,881)	(66,219)	8,684
Reinsurance recoverables	(9,855)	584	11,545
Premiums due and other receivables	(1,302)	12,343	(8,427)
Prepaid reinsurance premiums	3,213	3,392	88
Accrued investment income	2,306	(3,138)	351
Current tax receivable/payable	79,168	1,725	(24,833)
Liability for retirement benefits	(64,824)	(31,830)	(29,678)
Fair value of option securities	50,299	(86,259)	(27,534)
Fair value of equity securities	208	—	—
Other, net	(17,943)	20,437	(48,112)
Net cash provided by operating activities	274,366	293,777	221,609
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	514,393	730,143	382,390
Available-for-sale securities	296,545	315,030	282,834
Equity securities	—	5,635	—
Investment real estate	3,782	58,840	6,651
Mortgage loans	799,413	794,011	547,553
Policy loans	42,407	44,253	49,260
Other invested assets	110,415	76,521	28,155
Disposals of property and equipment	—	158	13,171
Distributions from affiliates and subsidiaries	17,795	20,038	9,909
Payment for the purchase/origination of
Held-to-maturity securities	(971,396)	(824,831)	(60,639)
Available-for-sale securities	(535,233)	(345,677)	(159,534)
Equity securities	(1,485)	(128)	(2,000)
Investment real estate	(23,790)	(26,936)	(31,234)
Mortgage loans	(1,021,303)	(1,117,320)	(1,327,395)
Policy loans	(23,014)	(22,978)	(21,526)
Other invested assets	(67,914)	(42,849)	(65,965)
Additions to property and equipment	(10,767)	(20,441)	(39,856)
Contributions to unconsolidated affiliates	(95,091)	(26,056)	(40,404)
Change in short-term investments	360,837	(401,110)	207,546
Change in investment in subsidiaries	100,000	—	20,044
Change in collateral held for derivatives	(63,069)	84,325	22,789
Other, net	191	15,751	17,167
Net cash used in investing activities	(567,284)	(683,621)	(161,084)
FINANCING ACTIVITIES
Policyholders’ account deposits	1,513,478	1,732,494	1,287,366
Policyholders’ account withdrawals	(1,243,641)	(1,182,754)	(1,229,039)
Dividends to stockholders	(88,228)	(88,335)	(87,741)
Net cash provided by (used in) financing activities	181,609	461,405	(29,414)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,309)	71,561	31,111
Beginning of the period	262,901	191,340	160,229
End of the period	$151,592	$262,901	$191,340
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Policyholders’ Account Balances, Policy and Contract Claims and Other Policyholder Funds	Unearned Premiums	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written
2018
Life	$839,133	$5,158,377	$29,901	$350,012	$233,181	$417,702	$97,263	$190,835	$—
Annuity	499,588	12,372,418	—	231,027	467,788	290,611	57,468	46,859	—
Health	33,960	319,789	37,261	180,414	9,376	122,547	15,436	41,819	—
Property & Casualty	124,580	1,034,265	841,694	1,466,740	62,320	1,049,112	309,990	186,019	1,514,563
Corporate & Other	—	—	—	—	85,702	—	—	31,479	—
Total	$1,497,261	$18,884,849	$908,856	$2,228,193	$858,367	$1,879,972	$480,157	$497,011	$1,514,563
2017
Life	$791,276	$5,432,688	$33,298	$328,570	$245,835	$410,152	$74,068	$190,482	$—
Annuity	426,497	11,533,813	—	222,207	573,789	270,970	74,750	44,486	—
Health	36,806	282,872	40,665	156,436	9,538	103,037	15,227	38,475	—
Property & Casualty	119,265	990,341	801,331	1,359,989	61,688	934,044	280,306	177,345	1,414,024
Corporate & Other	—	—	—	—	75,227	—	—	34,552	—
Total	$1,373,844	$18,239,714	$875,294	$2,067,202	$966,077	$1,718,203	$444,351	$485,340	$1,414,024
2016
Life	$745,840	$4,937,467	$35,133	$318,953	$227,923	$429,813	$112,712	$186,879	$—
Annuity	394,208	10,821,889	—	248,714	500,726	296,586	71,381	51,283	—
Health	40,620	272,802	43,155	175,589	9,942	132,390	14,973	42,655	—
Property & Casualty	113,775	935,998	745,650	1,253,392	57,091	883,219	262,299	165,278	1,282,876
Corporate & Other	—	—	—	—	64,553	—	—	30,367	—
Total	$1,294,443	$16,968,156	$823,938	$1,996,648	$860,235	$1,742,008	$461,365	$476,462	$1,282,876

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

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE INFORMATION
(In thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years Ended December 31, 2018
Life insurance in-force	$110,125,270	$26,601,422	$230,845	$83,754,693	0.3%
Premiums earned
Life and annuity	$684,399	$103,749	$389	$581,039	0.1
Health	209,109	303,623	274,928	180,414	152.4
Property and casualty	1,606,076	150,184	10,848	1,466,740	0.7
Total premiums	$2,499,584	$557,556	$286,165	$2,228,193	12.8
Years Ended December 31, 2017
Life insurance in-force	$102,843,372	$29,646,646	$257,552	$73,454,278	0.4
Premiums earned
Life and annuity	$654,086	$104,599	$1,290	$550,777	0.2
Health	194,516	253,110	215,030	156,436	137.5
Property and casualty	1,492,486	143,230	10,733	1,359,989	0.8
Total premiums	$2,341,088	$500,939	$227,053	$2,067,202	11.0
Years Ended December 31, 2016
Life insurance in-force	$95,439,425	$29,980,485	$181,655	$65,640,595	0.3
Premiums earned
Life and annuity	$669,607	$104,128	$2,188	$567,667	0.4
Health	227,691	235,807	183,705	175,589	104.6
Property and casualty	1,349,297	104,922	9,017	1,253,392	0.7
Total premiums	$2,246,595	$444,857	$194,910	$1,996,648	9.8%
See accompanying Report of Independent Registered Public Accounting Firm.
AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to costs and expenses	Written off	Change in Estimate	Balance at End of Period
2018
Investment valuation allowances:
Mortgage loans on real estate	$18,866	$4,798	$(2,331)	$—	$21,333
2017
Investment valuation allowances:
Mortgage loans on real estate	$12,490	$7,700	$(1,324)	$—	$18,866
2016
Investment valuation allowances:
Mortgage loans on real estate	$12,895	$(405)	$—	$—	$12,490
See accompanying Report of Independent Registered Public Accounting Firm.