Form 10-Q
period 2019-03-31
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2019-05-07
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
(409) 763-4661
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $1.00	ANAT	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 01, 2019, there were 26,887,200 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $8,323,600 and $8,130,084)	$8,208,129	$8,211,449
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,476,284 and $6,261,621)	6,584,393	6,215,563
Equity securities, at fair value (Cost $719,524 and $714,504)	1,698,314	1,530,228
Mortgage loans on real estate, net of allowance	4,960,650	5,124,707
Policy loans	375,990	376,254
Investment real estate, net of accumulated depreciation of $273,879 and $267,920	592,680	587,516
Short-term investments	726,759	206,760
Other invested assets	56,030	50,087
Total investments	23,202,945	22,302,564
Cash and cash equivalents	331,721	268,164
Investments in unconsolidated affiliates	587,589	571,897
Accrued investment income	185,822	188,630
Reinsurance recoverables	419,900	427,475
Prepaid reinsurance premiums	52,097	53,622
Premiums due and other receivables	344,310	345,705
Deferred policy acquisition costs	1,464,999	1,497,261
Property and equipment, net of accumulated depreciation of $243,035 and $236,922	106,563	109,472
Current tax receivable	—	8,855
Prepaid pension	59,352	57,117
Other assets	204,651	163,222
Separate account assets	1,004,475	918,369
Total assets	$27,964,424	$26,912,353
LIABILITIES
Future policy benefits
Life	$3,060,928	$3,047,421
Annuity	1,539,933	1,524,006
Health	50,677	51,347
Policyholders’ account balances	12,903,284	12,461,833
Policy and contract claims	1,473,220	1,481,294
Unearned premium reserve	920,963	908,856
Other policyholder funds	339,435	318,948
Liability for retirement benefits	73,090	73,631
Notes payable	137,490	137,963
Deferred tax liabilities, net	338,569	264,185
Current tax payable	8,206	—
Other liabilities	521,235	452,985
Separate account liabilities	1,004,475	918,369
Total liabilities	22,371,505	21,640,838
EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,887,200 and 26,885,449 shares	30,832	30,832
Additional paid-in capital	20,951	20,694
Accumulated other comprehensive loss	(13,749)	(99,738)
Retained earnings	5,650,853	5,413,952
Treasury stock, at cost	(108,469)	(108,492)
Total American National stockholders’ equity	5,580,418	5,257,248
Noncontrolling interest	12,501	14,267
Total equity	5,592,919	5,271,515
Total liabilities and equity	$27,964,424	$26,912,353
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums
Life	$86,468	$81,376
Annuity	39,907	70,616
Health	38,681	41,015
Property and casualty	371,181	351,973
Other policy revenues	74,248	71,339
Net investment income	292,346	208,669
Net realized investment gains	2,947	1,044
Net gains (losses) on equity securities	206,377	(33,170)
Other income	11,538	10,513
Total premiums and other revenues	1,123,693	803,375
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	109,465	98,546
Annuity	58,761	84,746
Claims incurred
Health	25,767	28,140
Property and casualty	238,144	242,490
Interest credited to policyholders’ account balances	141,234	70,545
Commissions for acquiring and servicing policies	138,645	144,696
Other operating expenses	133,610	130,394
Change in deferred policy acquisition costs	(6,631)	(16,966)
Total benefits, losses and expenses	838,995	782,591
Income before federal income tax and other items	284,698	20,784
Less: Provision (benefit) for federal income taxes
Current	13,780	(2,105)
Deferred	53,597	3,294
Total provision for federal income taxes	67,377	1,189
Income after federal income tax	217,321	19,595
Equity in earnings (losses) of unconsolidated affiliates	40,460	(545)
Other components of net periodic pension costs, net of tax	(914)	(792)
Net income	256,867	18,258
Less: Net loss attributable to noncontrolling interest, net of tax	(1,350)	(519)
Net income attributable to American National	$258,217	$18,777
Amounts available to American National common stockholders
Earnings per share
Basic	$9.60	$0.70
Diluted	9.60	0.70
Cash dividends to common stockholders	0.82	0.82
Weighted average common shares outstanding	26,885,719	26,889,151
Weighted average common shares outstanding and dilutive potential common shares	26,891,904	26,964,355
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended March 31,
	2019	2018
Net income	$256,867	$18,258
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	85,514	(91,333)
Foreign currency transaction and translation adjustments	(156)	(366)
Defined benefit pension plan adjustment	1,416	789
Other comprehensive income (loss), net of tax	86,774	(90,910)
Total comprehensive income (loss)	343,641	(72,652)
Less: Comprehensive loss attributable to noncontrolling interest	(1,350)	(519)
Total comprehensive income (loss) attributable to American National	$344,991	$(72,133)
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	86,774	—	—	—	86,774
Net income attributable to American National	—	—	—	258,217	—	—	258,217
Cash dividends to common stockholders	—	—	—	(22,101)	—	—	(22,101)
Contributions	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	(419)	(419)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,350)	(1,350)
Balance at March 31, 2019	$30,832	$20,951	$(13,749)	$5,650,853	$(108,469)	$12,501	$5,592,919

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$30,832	$19,193	$642,216	$4,656,134	$(101,616)	$9,012	$5,255,771
Reissuance of treasury shares	—	675	—	—	70	—	745
Amortization of restricted stock	—	201	—	—	—	—	201
Cumulative effect of accounting changes	—	—	(637,376)	697,307	—	—	59,931
Other comprehensive loss	—	—	(90,910)	—	—	—	(90,910)
Net income attributable to American National	—	—	—	18,777	—	—	18,777
Cash dividends to common stockholders	—	—	—	(22,089)	—	—	(22,089)
Contributions	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(397)	(397)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(519)	(519)
Balance at March 31, 2018	$30,832	$20,069	$(86,070)	$5,350,129	$(101,546)	$8,096	$5,221,510
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$256,867	$18,258
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(2,947)	(1,044)
Accretion of premiums, discounts and loan origination fees	(2,099)	(2,325)
Net capitalized interest on policy loans and mortgage loans	(10,094)	(10,808)
Depreciation	13,840	12,992
Interest credited to policyholders’ account balances	141,234	70,545
Charges to policyholders’ account balances	(74,248)	(71,339)
Deferred federal income tax expense	53,597	3,294
Equity in earnings (losses) of unconsolidated affiliates	(40,460)	545
Distributions from equity method investments	23,607	245
Changes in
Policyholder liabilities	45,592	44,688
Deferred policy acquisition costs	(6,631)	(16,966)
Reinsurance recoverables	7,575	5,784
Premiums due and other receivables	1,395	(15,247)
Prepaid reinsurance premiums	1,525	1,632
Accrued investment income	2,808	(6,106)
Current tax receivable/payable	17,059	37,221
Liability for retirement benefits	(984)	(2,511)
Fair value of option securities	(66,483)	14,166
Fair value of equity securities	(206,377)	33,170
Other, net	12,893	3,882
Net cash provided by operating activities	167,669	120,076
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	85,182	152,587
Available-for-sale securities	74,411	129,804
Equity securities	56,466	6,677
Investment real estate	1,752	4,264
Mortgage loans	271,430	89,936
Policy loans	12,787	16,893
Other invested assets	10,364	20,527
Distributions from unconsolidated affiliates	40,233	6,461
Payment for the purchase/origination of
Held-to-maturity securities	(244,869)	(529,876)
Available-for-sale securities	(105,772)	(231,911)
Equity securities	(18,280)	(26,374)
Investment real estate	(8,999)	(16,052)
Mortgage loans	(106,108)	(247,555)
Policy loans	(5,920)	(5,976)
Other invested assets	(17,355)	(20,128)
Additions to property and equipment	(3,204)	(4,232)
Contributions to unconsolidated affiliates	(45,599)	(20,926)
Change in short-term investments	(519,999)	374,309
Change in collateral held for derivatives	67,523	(17,093)
Other, net	373	(5,058)
Net cash used in investing activities	(455,584)	(323,723)
FINANCING ACTIVITIES
Policyholders’ account deposits	743,275	461,788
Policyholders’ account withdrawals	(368,810)	(282,386)
Change in notes payable	(473)	(70)
Dividends to stockholders	(22,101)	(22,089)
Payments to noncontrolling interest	(419)	(397)
Net cash provided by financing activities	351,472	156,846
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,557	(46,801)
Beginning of the period	268,164	375,837
End of the period	$331,721	$329,036
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

The interim consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2018. The consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB issued guidance that superseded most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The Company’s revenues include premiums, other policy revenues, net investment income, realized investment gains, and other income. Other income includes fee income which is recognized when obligations under the terms specified within a contract with a customer are either (1) satisfied at a point in time or (2) based upon the progress of completion measured over a period of time as the obligation is performed using the input method. The Company adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The majority of our revenue sources are insurance related and not in the scope of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2019.
In January 2016, the FASB issued Accounting Standard Update ("ASU") 2016-01, Financial Instruments guidance that changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value with the changes in fair value recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, cumulative unrealized gains and losses on equity securities of $667.7 million, partially offset by $30.4 million participating policyholders’ interest, net of tax, related to unrealized gains and losses on equity securities, were reclassified from accumulated other comprehensive income to retained earnings. In April 2018, an additional $10.2 million deferred policy acquisition cost adjustment, net of tax, related to net unrealized gains and losses on equity securities, was reclassified from accumulated other comprehensive income to retained earnings. The change in net gains and losses on equity securities increased earnings by $163.0 million and decreased earnings by $26.2 million, net of tax, for the three months ended March 31, 2019 and 2018, respectively.

Note 3 – Recently Issued Accounting Pronouncements - (Continued)

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

In February 2016, the FASB issued guidance that required significant changes to the statement of financial position of lessees. The new standard required lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification is used to determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Lessor accounting was less affected by the standard but was updated to align with certain changes in the lessee model and the new revenue recognition standard. The Company adopted the standard on its required effective date of January 1, 2019 using the effective date method, which required a cumulative-effect adjustment to the opening balance of retained earnings. We elected certain practical expedients permitted under the transition guidance. Upon adoption, the Company recorded a right-of-use asset and liability of $13.1 million.

In February 2018, the FASB issued guidance that allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard was adopted on its required effective date of January 1, 2019 and resulted in a $0.8 million increase in retained earnings and a corresponding decrease to accumulated other comprehensive income.

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In June 2016, the FASB issued guidance that will significantly change how entities measure credit losses for most financial assets, reinsurance recoverables and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than a direct write down of the investment, as required by the current other-than-temporary impairment model. The standard also requires additional disclosures. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is in the process of determining the impact of adopting the standard on our results of operations and financial position.

In August 2018, the FASB issued guidance that seeks to improve financial reporting for insurance companies that issue long-duration contracts. The guidance will improve the timeliness of recognizing changes in the liability for future policy benefits for traditional and limited payment long-duration contracts and will modify the rate used to discount future cash flows. The guidance will also simplify and improve accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, simplify the amortization of deferred acquisition costs and add significant qualitative and quantitative disclosures. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2020. This standard could have a material impact on our results of operations and financial position.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$222,183	$6,273	$(54)	$228,402
Foreign governments	3,948	468	—	4,416
Corporate debt securities	7,657,374	144,853	(42,537)	7,759,690
Residential mortgage-backed securities	216,260	6,884	(1,350)	221,794
Collateralized debt securities	108,215	1,194	(262)	109,147
Other debt securities	149	2	—	151
Total bonds held-to-maturity	8,208,129	159,674	(44,203)	8,323,600
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,302	371	(147)	28,526
U.S. states and political subdivisions	922,081	28,343	(391)	950,033
Foreign governments	5,000	1,290	—	6,290
Corporate debt securities	5,486,787	112,670	(34,916)	5,564,541
Residential mortgage-backed securities	24,292	503	(326)	24,469
Collateralized debt securities	9,822	718	(6)	10,534
Total bonds available-for-sale	6,476,284	143,895	(35,786)	6,584,393
Total investments in securities	$14,684,413	$303,569	$(79,989)	$14,907,993

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$245,360	$5,840	$(301)	$250,899
Foreign governments	3,961	469	—	4,430
Corporate debt securities	7,640,891	58,772	(150,834)	7,548,829
Residential mortgage-backed securities	315,306	7,237	(2,633)	319,910
Collateralized debt securities	5,214	71	—	5,285
Other debt securities	717	14	—	731
Total bonds held-to-maturity	8,211,449	72,403	(153,768)	8,130,084
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,304	338	(243)	28,399
U.S. states and political subdivisions	848,228	16,827	(3,025)	862,030
Foreign governments	5,000	1,210	—	6,210
Corporate debt securities	5,345,579	41,812	(103,573)	5,283,818
Residential mortgage-backed securities	31,735	424	(497)	31,662
Collateralized debt securities	2,775	675	(6)	3,444
Total bonds available-for-sale	6,261,621	61,286	(107,344)	6,215,563
Total investments in securities	$14,473,070	$133,689	$(261,112)	$14,345,647

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2019
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$497,000	$501,658	$138,599	$140,060
Due after one year through five years	4,023,951	4,105,063	3,169,190	3,227,783
Due after five years through ten years	2,978,311	3,004,559	2,640,729	2,680,370
Due after ten years	708,867	712,320	527,766	536,180
Total	$8,208,129	$8,323,600	$6,476,284	$6,584,393
Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.
Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2019	2018
Proceeds from sales of fixed maturity available-for-sale securities	$285	$41,316
Gross realized gains	—	369
Gross realized losses	(23)	(555)
Gains and losses are determined using specific identification of the securities sold. During the three months ended March 31, 2019 and 2018, bonds below investment grade with a carrying value of $157,939,000 and $34,850,000, respectively, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ credit worthiness. No realized loss was recorded in 2019 and 2018.
The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Three months ended March 31,
	2019	2018
Bonds available-for-sale: change in unrealized gains (losses)	$154,167	$(143,168)
Adjustments for
Deferred policy acquisition costs	(38,893)	20,054
Participating policyholders’ interest	(7,690)	6,953
Deferred federal income tax benefit (expense)	(22,070)	24,828
Change in net unrealized gains (losses) on debt securities, net of tax	$85,514	$(91,333)
The components of the change in net gains (losses) on equity securities are shown below (in thousands):

	Three months ended March 31,
	2019	2018
Unrealized gains (losses) on equity securities	$203,022	$(34,225)
Net gains on equity securities sold	3,355	1,055
Net gains (losses) on equity securities	$206,377	$(33,170)

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$—	$—	$(54)	$2,611	$(54)	$2,611
Corporate debt securities	(7,694)	202,599	(34,843)	1,555,279	(42,537)	1,757,878
Residential mortgage-backed securities	(52)	12,038	(1,298)	50,977	(1,350)	63,015
Collateralized debt securities	(58)	4,814	(204)	32,706	(262)	37,520
Total bonds held-to-maturity	(7,804)	219,451	(36,399)	1,641,573	(44,203)	1,861,024
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	—	—	(147)	15,603	(147)	15,603
U.S. states and political subdivisions	(76)	58,357	(315)	36,648	(391)	95,005
Corporate debt securities	(2,266)	135,282	(32,650)	1,152,415	(34,916)	1,287,697
Residential mortgage-backed securities	—	—	(326)	13,593	(326)	13,593
Collateralized debt securities	—	—	(6)	258	(6)	258
Total bonds available-for-sale	(2,342)	193,639	(33,444)	1,218,517	(35,786)	1,412,156
Total	$(10,146)	$413,090	$(69,843)	$2,860,090	$(79,989)	$3,273,180

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(301)	$22,605	$—	$—	$(301)	$22,605
Corporate debt securities	(90,931)	2,969,461	(59,903)	1,063,679	(150,834)	4,033,140
Residential mortgage-backed securities	(703)	58,119	(1,930)	57,661	(2,633)	115,780
Total bonds held-to-maturity	(91,935)	3,050,185	(61,833)	1,121,340	(153,768)	4,171,525
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(29)	9,741	(214)	13,478	(243)	23,219
U.S. states and political subdivisions	(1,274)	119,987	(1,751)	61,992	(3,025)	181,979
Corporate debt securities	(65,492)	2,383,548	(38,081)	572,600	(103,573)	2,956,148
Residential mortgage-backed securities	(54)	6,034	(443)	13,515	(497)	19,549
Collateralized debt securities	(2)	158	(4)	100	(6)	258
Total bonds available-for-sale	(66,851)	2,519,468	(40,493)	661,685	(107,344)	3,181,153
Total	$(158,786)	$5,569,653	$(102,326)	$1,783,025	$(261,112)	$7,352,678
As of March 31, 2019, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	March 31, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$706,418	$725,774	4.9%	$690,009	$702,531	4.9%
AA	1,326,936	1,358,217	9.1	1,326,947	1,336,380	9.3
A	5,460,570	5,554,701	37.3	5,350,316	5,314,589	37.0
BBB	6,706,003	6,798,672	45.6	6,584,478	6,507,212	45.4
BB and below	484,486	470,629	3.1	521,320	484,935	3.4
Total	$14,684,413	$14,907,993	100.0%	$14,473,070	$14,345,647	100.0%
Equity securities by market sector distribution are shown below:

	March 31, 2019	December 31, 2018
Consumer goods	19.7%	21.1%
Energy and utilities	8.9	8.2
Finance	18.0	18.1
Healthcare	13.7	13.5
Industrials	8.1	9.0
Information technology	23.7	22.6
Other	7.9	7.5
Total	100.0%	100.0%
Note 5 – Mortgage Loans
Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	March 31, 2019	December 31, 2018
East North Central	13.1%	13.9%
East South Central	2.8	2.8
Mountain	21.1	20.0
Pacific	17.1	16.2
South Atlantic	11.9	12.1
West South Central	26.6	27.2
Other	7.4	7.8
Total	100.0%	100.0%
During the three months ended March 31, 2019, American National foreclosed on one loan with a total recorded investment of $7,363,000 and four loans with a total recorded investment of $23,509,000 were in the process of foreclosure. For the year ended December 31, 2018, American National foreclosed on four loans with a recorded investment of $22,608,000, and one loan with a total recorded investment of $7,363,000 was in the process of foreclosure. American National did not sell any loans during the three months ended March 31, 2019 or during the year ended December 31, 2018.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
March 31, 2019	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$19,051	$—	$—	$19,051	$690,218	$709,269	14.2%
Office	—	—	—	—	1,710,097	1,710,097	34.4
Retail	—	—	—	—	882,032	882,032	17.7
Other	—	—	—	—	1,680,130	1,680,130	33.7
Total	$19,051	$—	$—	$19,051	$4,962,477	$4,981,528	100.0%
Allowance for loan losses						(20,878)
Total, net of allowance						$4,960,650
December 31, 2018
Industrial	$—	$—	$—	$—	$761,294	$761,294	14.8%
Office	—	—	—	—	1,747,926	1,747,926	34.0
Retail	—	—	—	—	896,429	896,429	17.4
Other	—	4,000	18,888	22,888	1,717,503	1,740,391	33.8
Total	$—	$4,000	$18,888	$22,888	$5,123,152	$5,146,040	100.0%
Allowance for loan losses						(21,333)
Total, net of allowance						$5,124,707
There were no unamortized purchase discounts as of March 31, 2019 or during the year ended December 31, 2018. Total mortgage loans were net of unamortized origination fees of $29,049,000 and $31,586,000 at March 31, 2019 and December 31, 2018, respectively. No unearned income is included in these amounts.
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
The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance at January 1, 2019	449	$5,128,417	$18,607	2	$17,623	$2,726	451	$5,146,040	$21,333
Change in allowance	—	—	(455)	—	—	—	—	—	(455)
Net change in recorded investment	(13)	(164,173)	—	1	(339)	—	(12)	(164,512)	—
Ending balance at March 31, 2019	436	$4,964,244	$18,152	3	$17,284	$2,726	439	$4,981,528	$20,878

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
There were no loans determined to be a troubled debt restructuring for the three months ended March 31, 2019. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented.

Note 6 – Real Estate and Other Investments
Investment real estate by property-type and geographic distribution are as follows:

	March 31, 2019	December 31, 2018
Industrial	12.8%	13.1%
Office	37.8	37.3
Retail	37.0	37.0
Other	12.4	12.6
Total	100.0%	100.0%

	March 31, 2019	December 31, 2018
East North Central	5.6%	5.6%
East South Central	5.7	5.4
Mountain	11.8	11.9
Pacific	7.1	7.3
South Atlantic	15.0	13.8
West South Central	53.0	53.8
Other	1.8	2.2
Total	100.0%	100.0%

Note 6 – Real Estate and Other Investments – (Continued)

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2019 or 2018.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	March 31, 2019	December 31, 2018
Investment real estate	$140,851	$141,843
Short-term investments	501	500
Cash and cash equivalents	10,446	10,392
Other receivables	4,113	3,939
Other assets	13,366	13,231
Total assets of consolidated VIEs	$169,277	$169,905
Notes payable	$137,490	$137,963
Other liabilities	6,934	7,145
Total liabilities of consolidated VIEs	$144,424	$145,108
The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $26,216,000 and $26,635,000 at March 31, 2019 and December 31, 2018, respectively.
The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	March 31, 2019	December 31, 2018
LIBOR	2020	$10,839	$10,834
90 day LIBOR + 2.5%	2021	42,665	42,399
4% fixed	2022	83,986	84,730
Total		$137,490	$137,963

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$326,179	$326,179	$330,730	$330,730
Mortgage loans	635,022	635,022	633,533	633,533
Accrued investment income	2,212	2,212	2,191	2,191
As of March 31, 2019, one real estate investment with a carrying value of $4,104,000 met the criteria as held-for-sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	March 31, 2019			December 31, 2018
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value

Equity-indexed options	Other invested assets	486	$2,413,900	$216,156	493	$2,391,000	$148,006
Equity-indexed embedded derivative	Policyholders’ account balances	92,783	2,383,124	668,485	90,440	2,327,769	596,075

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended March 31,
		2019	2018
Equity-indexed options	Net investment income	$66,485	$(14,145)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(58,156)	13,436

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

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		March 31, 2019
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$50,069	$21,463	$28,000	$49,463	$49,463	$—	$606
Credit Suisse	Baa2/BBB+	653	640	—	640	640	—	13
Goldman-Sachs	A3/BBB+	845	670	—	670	670	—	175
ING	Baa1/A-	27,272	11,550	16,000	27,550	27,272	278	—
Morgan Stanley	A3/BBB+	21,611	12,526	9,000	21,526	21,526	—	85
NATIXIS*	A1/A+	35,779	36,190	—	36,190	35,779	411	—
SunTrust	Baa1/BBB+	47,611	31,110	17,000	48,110	47,387	723	224
Wells Fargo	A2/A-	32,316	16,650	15,000	31,650	31,650	—	666
Total		$216,156	$130,799	$85,000	$215,799	$214,387	$1,412	$1,769

		December 31, 2018
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$38,905	$11,063	$28,041	$39,104	$38,905	$199	$—
Goldman-Sachs	A3/BBB+	615	670	—	670	615	55	—
ING	Baa1/A-	24,183	7,960	16,023	23,983	23,983	—	200
Morgan Stanley	A3/BBB+	11,649	2,046	9,013	11,059	11,059	—	590
NATIXIS*	A1/A+	26,786	27,610	—	27,610	26,786	824	—
SunTrust	Baa1/BBB+	23,488	6,520	17,025	23,545	23,464	81	24
Wells Fargo	A2/A-	22,380	7,030	15,022	22,052	22,052	—	328
Total		$148,006	$62,899	$85,124	$148,023	$146,864	$1,159	$1,142

*	Includes collateral restrictions.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended March 31,
	2019	2018
Bonds	$147,557	$140,095
Dividends on equity securities	8,292	9,440
Mortgage loans	63,199	63,868
Real estate	1,855	4,283
Options	66,485	(14,145)
Other invested assets	4,958	5,128
Total	$292,346	$208,669
Net realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2019	2018
Bonds	$2,602	$667
Mortgage loans	455	302
Real estate	(158)	83
Other invested assets	48	(8)
Total	$2,947	$1,044
There were no other-than-temporary impairment losses during the three months ended March 31, 2019 and 2018.

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,208,129	$8,323,600	$8,211,449	$8,130,084
Fixed maturity securities, bonds available-for-sale	6,584,393	6,584,393	6,215,563	6,215,563
Equity securities	1,698,314	1,698,314	1,530,228	1,530,228
Equity-indexed options	216,156	216,156	148,006	148,006
Mortgage loans on real estate, net of allowance	4,960,650	4,926,154	5,124,707	5,049,468
Policy loans	375,990	375,990	376,254	376,254
Short-term investments	726,759	726,759	206,760	206,760
Separate account assets ($990,983 and $905,824 included in fair value hierarchy)	1,004,475	1,004,475	918,369	918,369
Separately managed accounts	23,254	23,254	16,532	16,532
Total financial assets	$23,798,120	$23,879,095	$22,747,868	$22,591,264
Financial liabilities
Investment contracts	$10,364,141	$10,364,141	$10,003,990	$10,003,990
Embedded derivative liability for equity-indexed contracts	668,485	668,485	596,075	596,075
Notes payable	137,490	137,490	137,963	137,963
Separate account liabilities ($990,983 and $905,824 included in fair value hierarchy)	1,004,475	1,004,475	918,369	918,369
Total financial liabilities	$12,174,591	$12,174,591	$11,656,397	$11,656,397
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
For securities priced using a quote from an independent broker, such as the equity-indexed options which are priced monthly by the broker and quarterly by pricing service, American National uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.
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

•
Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At March 31, 2019 and December 31, 2018, the one year implied volatility used to estimate embedded derivative value was 11.9% and 23.2%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	March 31, 2019	December 31, 2018	Unobservable Input	March 31, 2019	December 31, 2018
Indexed Annuities	$656.4	$592.8	Lapse Rate	1-70%	1-70%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	12-25%	19-26%
Indexed Life	12.1	3.3	Equity Volatility	12-25%	19-26%
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

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Fair Value Measurement as of March 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$228,402	$—	$228,402	$—
Foreign governments	4,416	—	4,416	—
Corporate debt securities	7,759,690	—	7,759,690	—
Residential mortgage-backed securities	221,794	—	221,794	—
Collateralized debt securities	109,147	—	109,147	—
Other debt securities	151	—	151	—
Total bonds held-to-maturity	8,323,600	—	8,323,600	—
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,526	—	28,526	—
U.S. states and political subdivisions	950,033	—	950,033	—
Foreign governments	6,290	—	6,290	—
Corporate debt securities	5,564,541	—	5,560,308	4,233
Residential mortgage-backed securities	24,469	—	24,469	—
Collateralized debt securities	10,534	—	10,534	—
Total bonds available-for-sale	6,584,393	—	6,580,160	4,233
Equity securities
Common stock	1,677,074	1,676,961	—	113
Preferred stock	21,240	21,240	—	—
Total equity securities	1,698,314	1,698,201	—	113
Options	216,156	—	—	216,156
Mortgage loans on real estate	4,926,154	—	4,926,154	—
Policy loans	375,990	—	—	375,990
Short-term investments	726,759	—	726,759	—
Separate account assets	990,983	253,824	737,159	—
Separately managed accounts	23,254	—	—	23,254
Total financial assets	$23,865,603	$1,952,025	$21,293,832	$619,746
Financial liabilities
Investment contracts	$10,364,141	$—	$—	$10,364,141
Embedded derivative liability for equity-indexed contracts	668,485	—	—	668,485
Notes payable	137,490	—	—	137,490
Separate account liabilities	990,983	253,824	737,159	—
Total financial liabilities	$12,161,099	$253,824	$737,159	$11,170,116

Note 9 – Fair Value of Financial Instruments – (Continued)

	Fair Value Measurement as of December 31, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$250,899	$—	$250,899	$—
Foreign governments	4,430	—	4,430	—
Corporate debt securities	7,548,829	—	7,548,829	—
Residential mortgage-backed securities	319,910	—	319,910	—
Collateralized debt securities	5,285	—	5,285	—
Other debt securities	731	—	731	—
Total bonds held-to-maturity	8,130,084	—	8,130,084	—
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,399	—	28,399	—
U.S. states and political subdivisions	862,030	—	862,030	—
Foreign governments	6,210	—	6,210	—
Corporate debt securities	5,283,818	—	5,279,585	4,233
Residential mortgage-backed securities	31,662	—	31,662	—
Collateralized debt securities	3,444	—	3,444	—
Total bonds available-for-sale	6,215,563	—	6,211,330	4,233
Equity securities
Common stock	1,509,186	1,509,073	—	113
Preferred stock	21,042	21,042	—	—
Total equity securities	1,530,228	1,530,115	—	113
Options	148,006	—	—	148,006
Mortgage loans on real estate	5,049,468	—	5,049,468	—
Policy loans	376,254	—	—	376,254
Short-term investments	206,760	—	206,760	—
Separate account assets	905,824	227,448	678,376	—
Separately managed accounts	16,532	—	—	16,532
Total financial assets	$22,578,719	$1,757,563	$20,276,018	$545,138
Financial liabilities
Investment contracts	$10,003,990	$—	$—	$10,003,990
Embedded derivative liability for equity-indexed contracts	596,075	—	—	596,075
Notes payable	137,963	—	—	137,963
Separate account liabilities	905,824	227,448	678,376	—
Total financial liabilities	$11,643,852	$227,448	$678,376	$10,738,028

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance at January 1, 2019	$4,346	$148,006	$596,075
Total realized and unrealized investment gains (losses) included in other comprehensive income	—	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net gain for derivatives included in net investment income	—	66,485	—
Net change included in interest credited	—	—	58,156
Purchases, sales and settlements or maturities
Purchases	—	17,356	—
Sales	—	—	—
Settlements or maturities	—	(15,691)	—
Premiums less benefits	—	—	14,254
Ending balance at March 31, 2019	$4,346	$216,156	$668,485
Beginning balance at January 1, 2018	$—	$220,190	$512,526
Total realized and unrealized investment gains (losses) included in other comprehensive income	—	—	—
Net fair value change included in realized gains (losses)	—	—	—
Net loss for derivatives included in net investment income	—	(14,145)	—
Net change included in interest credited	—	—	(13,436)
Purchases, sales and settlements or maturities
Purchases	—	16,928	—
Sales	—	—	—
Settlements or maturities	—	(18,665)	—
Premiums less benefits	—	—	36,551
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	—	—	—
Ending balance at March 31, 2018	$—	$204,308	$535,641
Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $69,005,000 and unrealized losses of $24,627,000, relating to assets still held at March 31, 2019, and 2018, respectively.
There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of March 31, 2019.

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2019	$839,133	$499,588	$33,960	$124,580	$1,497,261
Additions	30,763	25,077	3,087	77,224	136,151
Amortization	(25,928)	(22,057)	(3,894)	(77,641)	(129,520)
Effect of change in unrealized gains on available-for-sale debt securities	(5,375)	(33,518)	—	—	(38,893)
Net change	(540)	(30,498)	(807)	(417)	(32,262)
Ending balance at March 31, 2019	$838,593	$469,090	$33,153	$124,163	$1,464,999
Commissions comprise the majority of the additions to deferred policy acquisition costs.

Note 11 – Liability for Unpaid Claims and Claim Adjustment Expenses

The liability for unpaid claims and claim adjustment expenses (“claims”) for health and property and casualty insurance is included in “Policy and contract claims” in the consolidated statements of financial position and is the amount estimated for incurred but not reported (“IBNR”) claims and claims that have been reported but not settled. The liability for unpaid claims is estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, less anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. There have been no significant changes in methodologies or assumptions used to calculate the liability for unpaid claims and claim adjustment expenses.
Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2019	2018
Unpaid claims balance, beginning	$1,305,396	$1,218,824
Less reinsurance recoverables	254,466	241,302
Net beginning balance	1,050,930	977,522
Incurred related to
Current	278,864	270,707
Prior years	(17,296)	752
Total incurred claims	261,568	271,459
Paid claims related to
Current	93,273	93,852
Prior years	168,879	163,086
Total paid claims	262,152	256,938
Net balance	1,050,346	992,043
Plus reinsurance recoverables	244,098	222,635
Unpaid claims balance, ending	$1,294,444	$1,214,678
The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $17,296,000 during the first three months of 2019 and increased by approximately $752,000 during the same period in 2018. This was a reflection of lower-than-anticipated losses in the first three months of 2019 in the business owner and commercial package policy lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at March 31, 2019 was approximately $29,539,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2019		2018
	Amount	Rate	Amount	Rate
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$59,787	18.4%	$4,365	21.6%
Tax on equity in earnings of unconsolidated affiliates	8,497	2.6	(114)	(0.6)
Total expected income tax expense at the statutory rate	68,284	21.0	4,251	21.0
Tax-exempt investment income	(809)	(0.2)	(843)	(4.2)
Deferred tax change	—	—	(309)	(1.5)
Dividend exclusion	(921)	(0.3)	(985)	(4.9)
Miscellaneous tax credits, net	(1,692)	(0.5)	(2,213)	(10.9)
Low income housing tax credit expense	1,158	0.3	1,252	6.2
Other items, net	1,357	0.4	36	0.2
Provision for federal income taxes	$67,377	20.7%	$1,189	5.9%
American National made income tax payments of $23,600,000 and $7,000,000 during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, American National has an alternative minimum tax (“AMT”) credit carryforward of $6,933,000, a general business credit carryforward of $758,000 and capital loss carryforwards of $656,000. AMT credit carryforwards may be utilized to offset regular tax liability. If not utilized, the credits are fully refundable by 2021. The general business credits and capital loss carryforwards will expire in 2037 and 2022, respectively, if not utilized.

American National’s federal income tax returns for years 2015 to 2016 are subject to examination by the Internal Revenue Service. Tax returns for 2013 and 2014 are subject to examination with certain limitations. In April 2019, American National received notice from the Internal Revenue Service of its intent to audit tax years 2013 to 2016. The audit is in its preliminary phase. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. As of March 31, 2019, American National had no provision for uncertain tax positions and no provision for penalties or interest were established. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2019	$(42,469)	$(54,236)	$(3,033)	$(99,738)
Amounts reclassified from AOCI (net of tax benefit $490 and expense $376)	(1,843)	1,416	—	(427)
Unrealized holding gains arising during the period (net of tax expense $33,004)	124,158	—	—	124,158
Unrealized adjustment to DAC (net of tax benefit $8,167)	(30,726)	—	—	(30,726)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,615)	(6,075)	—	—	(6,075)
Foreign currency adjustment (net of tax benefit $41)	—	—	(156)	(156)
Cumulative effect of changes in accounting	16,166	(16,493)	(458)	(785)
Ending balance at March 31, 2019	$59,211	$(69,313)	$(3,647)	$(13,749)
Beginning balance at January 1, 2018	$720,911	$(76,562)	$(2,133)	$642,216
Amounts reclassified from AOCI (net of tax expense $26 and expense $210)	100	789	—	889
Unrealized holding losses arising during the period (net of tax benefit $30,091)	(113,203)	—	—	(113,203)
Unrealized adjustment to DAC (net of tax expense $3,777)	16,277	—	—	16,277
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $1,460)	5,493	—	—	5,493
Foreign currency adjustment (net of tax benefit $97)	—	—	(366)	(366)
Cumulative effect of changes in accounting (net of tax benefit $356,847)	(637,376)	—	—	(637,376)
Ending balance at March 31, 2018	$(7,798)	$(75,773)	$(2,499)	$(86,070)

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31, 2019	December 31, 2018
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,945,249)	(3,947,000)
Outstanding shares	26,887,200	26,885,449
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,875,449
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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	335	$84.41	10,000	$80.05	18,316	$111.12
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(10,816)	103.62
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at March 31, 2019	335	$84.54	10,000	$80.05	7,500	$121.93

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.29	3.92	0.08
Exercisable shares	335	N/A	N/A
Weighted-average exercise price	$84.54	$80.05	$121.93
Weighted-average exercise price exercisable shares	84.54	N/A	N/A
Compensation expense (credit)
Three months ended March 31, 2019	$(2,000)	$20,000	$363,000
Three months ended March 31, 2018	(28,000)	201,000	(211,000)
Fair value of liability award
March 31, 2019	$13,000	N/A	$906,000
December 31, 2018	33,000	N/A	2,426,000
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
RSU awards to our directors and advisory directors vest after one-year or upon earlier death, disability or retirement from service after age 65. Upon vesting, RSU awards are settled in cash based upon the market price of our common stock on the date of vesting.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Earnings per share
Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares.

	Three months ended March 31,
	2019	2018
Weighted average shares outstanding	26,885,719	26,889,151
Incremental shares from RS awards and RSUs	6,185	75,204
Total shares for diluted calculations	26,891,904	26,964,355
Net income attributable to American National (in thousands)	$258,217	$18,777
Basic earnings per share	$9.60	$0.70
Diluted earnings per share	$9.60	$0.70

Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2019 and December 31, 2018, American National Insurance Company’s statutory capital and surplus was $3,348,300,000 and $3,162,808,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2019 and December 31, 2018, substantially above 200% of the authorized control level.
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
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $70,283,000 and $69,787,000 at March 31, 2019 and December 31, 2018, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31, 2019	December 31, 2018
Statutory capital and surplus
Life insurance entities	$2,108,569	$1,989,586
Property and casualty insurance entities	1,251,194	1,183,913

	Three months ended March 31,
	2019	2018
Statutory net income (loss)
Life insurance entities	$(7,084)	$3,263
Property and casualty insurance entities	38,120	13,058
Dividends
We paid a dividend of $0.82 for the three months ended March 31, 2019 and December 31, 2018. We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
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
Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at March 31, 2019 and December 31, 2018.
American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $5,751,000 and $7,517,000 at March 31, 2019 and December 31, 2018, respectively.

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

•
Property and Casualty—consists of personal, agricultural and targeted commercial coverages and credit-related property insurance. Products are primarily sold through multiple-line and independent agents or managing general agents.

•	Corporate and Other—consists of net investment income from investments and certain expenses not allocated to the insurance segments and revenues and related expenses from non-insurance operations.
The accounting policies of the segments are the same as those described in Note 2 of American National’s 2018 annual report on Form 10-K. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:

•	Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.

•
Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other segment.

•	Expenses are charged to segments through direct identification and allocations based upon various factors.

Note 15 – Segment Information – (Continued)

The results of operations measured as the income before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended March 31, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$86,468	$39,907	$38,681	$371,181	$—	$536,237
Other policy revenues	70,244	4,004	—	—	—	74,248
Net investment income	68,756	190,711	2,420	15,022	15,437	292,346
Net realized investment gains	—	—	—	—	2,947	2,947
Net gains on equity securities	—	—	—	—	206,377	206,377
Other income	676	689	5,385	2,722	2,066	11,538
Total premiums and other revenues	226,144	235,311	46,486	388,925	226,827	1,123,693
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	109,465	58,761	—	—	—	168,226
Claims incurred	—	—	25,767	238,144	—	263,911
Interest credited to policyholders’ account balances	20,319	120,915	—	—	—	141,234
Commissions for acquiring and servicing policies	37,742	26,866	6,878	67,159	—	138,645
Other operating expenses	48,978	12,474	10,992	51,885	9,281	133,610
Change in deferred policy acquisition costs	(4,835)	(3,020)	807	417	—	(6,631)
Total benefits, losses and expenses	211,669	215,996	44,444	357,605	9,281	838,995
Income before federal income tax and other items	$14,475	$19,315	$2,042	$31,320	$217,546	$284,698

	Three months ended March 31, 2018
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$81,376	$70,616	$41,015	$351,973	$—	$544,980
Other policy revenues	67,731	3,608	—	—	—	71,339
Net investment income	57,768	113,480	2,354	15,861	19,206	208,669
Net realized investment gains	—	—	—	—	1,044	1,044
Net losses on equity securities	—	—	—	—	(33,170)	(33,170)
Other income	755	725	5,157	2,063	1,813	10,513
Total premiums and other revenues	207,630	188,429	48,526	369,897	(11,107)	803,375
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	98,546	84,746	—	—	—	183,292
Claims incurred	—	—	28,140	242,490	—	270,630
Interest credited to policyholders’ account balances	16,265	54,280	—	—	—	70,545
Commissions for acquiring and servicing policies	39,520	30,004	6,016	69,156	—	144,696
Other operating expenses	50,950	11,319	10,358	47,801	9,966	130,394
Change in deferred policy acquisition costs	(6,443)	(8,873)	1,088	(2,738)	—	(16,966)
Total benefits, losses and expenses	198,838	171,476	45,602	356,709	9,966	782,591
Income before federal income tax and other items	$8,792	$16,953	$2,924	$13,188	$(21,073)	$20,784

Note 16 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at March 31, 2019 were approximately $14,531,000.

American National had aggregate commitments at March 31, 2019, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $937,221,000 of which $548,341,000 is expected to be funded in 2019 with the remainder funded in 2020 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2019 and December 31, 2018, the outstanding letters of credit were $4,006,000 and $2,995,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2019.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. As membership requires the ownership of member stock, the Company purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of March 31, 2019, certain collateralized mortgage obligations (CMO’s) with a fair value of approximately $109.2 million were on deposit with the FHLB as collateral for amounts subject to funding agreements. The deposited securities are included in bonds held-to-maturity on the Company’s consolidated statements of financial position.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2019, was approximately $192,848,000, while the total cash value of the related life insurance policies was approximately $200,510,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
		Three months ended March 31,		Amount due to (from) American National
Related Party	Financial Statement Line Impacted	2019	2018	March 31, 2019	December 31, 2018
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$431	$400	$145	$576
Gal-Tex Hotel Corporation	Net investment income	8	38	1	3
Greer, Herz & Adams, LLP	Other operating expenses	2,889	2,607	(401)	(329)
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National holds a first mortgage loan originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to a subsidiary of Gal-Tex, which is collateralized by a hotel property in San Antonio, Texas. This loan is current as to principal and interest payments. The Moody Foundation owns 34.0% of Gal-Tex and 22.75% of American National, and the Libbie Shearn Moody Trust owns 50.2% of Gal-Tex and 37.0% of American National.
Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is an American National director and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2019 and 2018 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements
This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019 and they include among others:

•	Economic & Investment Risk Factors

•	the potential for difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

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

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, data security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	potential ineffectiveness of our internal controls over financial reporting;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplemental healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	significant changes in government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions;

•	control of our company by a small number of stockholders; and

•	advances in medical technology and testing, which may increase our adverse selection risk.
Overview
Chartered in 1905, we are a diversified insurance and financial services company offering a broad spectrum of insurance products in all 50 states, the District of Columbia and Puerto Rico. Our headquarters are in Galveston, Texas.
General Trends
American National had no material changes to the general trends, as discussed in the MD&A included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.
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
For a discussion of our critical accounting estimates, see the MD&A in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019. There have been no material changes in accounting policies since December 31, 2018.
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations
The following sets forth the consolidated results of operations (in thousands):

	Three months ended March 31,
	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$536,237	$544,980	$(8,743)
Other policy revenues	74,248	71,339	2,909
Net investment income	292,346	208,669	83,677
Net realized investments gains	2,947	1,044	1,903
Net gains (losses) on equity securities	206,377	(33,170)	239,547
Other income	11,538	10,513	1,025
Total premiums and other revenues	1,123,693	803,375	320,318
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	168,226	183,292	(15,066)
Claims incurred	263,911	270,630	(6,719)
Interest credited to policyholders’ account balances	141,234	70,545	70,689
Commissions for acquiring and servicing policies	138,645	144,696	(6,051)
Other operating expenses	133,610	130,394	3,216
Change in deferred policy acquisition costs (1)	(6,631)	(16,966)	10,335
Total benefits, losses and expenses	838,995	782,591	56,404
Income before federal income taxes other items	$284,698	$20,784	$263,914

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Income before other items and federal income taxes (“Earnings”)
Earnings increased during the three months ended March 31, 2019 compared to 2018 primarily due to an increase in net gains on equity securities, as well as improvements in the earnings generated from our Property and Casualty and Life Segments.

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$86,468	$81,376	$5,092
Other policy revenues	70,244	67,731	2,513
Net investment income	68,756	57,768	10,988
Other income	676	755	(79)
Total premiums and other revenues	226,144	207,630	18,514
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	109,465	98,546	10,919
Interest credited to policyholders’ account balances	20,319	16,265	4,054
Commissions for acquiring and servicing policies	37,742	39,520	(1,778)
Other operating expenses	48,978	50,950	(1,972)
Change in deferred policy acquisition costs (1)	(4,835)	(6,443)	1,608
Total benefits, losses and expenses	211,669	198,838	12,831
Income before federal income taxes and other items	$14,475	$8,792	$5,683

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings
Earnings increased during the three months ended March 31, 2019 compared to 2018 due to higher net investment income and lower operating expenses and commissions.
Premiums and other revenues
Premiums increased during the three months ended March 31, 2019 compared to 2018 primarily due to continued growth in renewal premium on traditional life products.
Other policy revenues, which include cost of insurance charges, earned policy service fees and surrender charges, have also increased during the three months ending March 31, 2019 as the size of our interest sensitive block continues to grow, through increased sales and aging of the in-force.

Life insurance sales
The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended March 31,
	2019	2018	Change
Traditional Life	$13,987	$15,122	$(1,135)
Universal Life	6,140	5,909	231
Indexed UL	7,966	7,463	503
Total recurring	$28,093	$28,494	$(401)
Single and excess (1)	$433	$463	$(30)
Credit life (1)	2,613	1,975	638
Total annualized premium	$31,139	$30,932	$207

(1)
These are weighted amounts representing 10% of single and excess premiums and 44% and 31% of Credit Life premiums for 2019 and 2018, respectively. For 2019, credit life weighting changed from 31% to 44% due to an increase in monthly outstanding balance.

Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums and 44% of Credit Life premium. Life insurance sales measures activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. In contrast, GAAP premium revenues are associated with policies sold in current and prior periods, deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.
During the first three months of 2019, recurring life insurance sales remained relatively consistent compared to 2018; however, a slight shift from traditional to interest-sensitive life products occurred.
Benefits, losses and expenses
Policyholder benefits increased during the three months ended March 31, 2019 compared to 2018. An improvement in mortality experience was more than offset by an increase in traditional life reserves.

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2019	2018	Change
Acquisition cost capitalized	$30,763	$32,624	$(1,861)
Amortization of DAC	(25,928)	(26,181)	253
Change in DAC	$4,835	$6,443	$(1,608)

The capitalization of DAC decreased during the three months ended March 31, 2019 compared to 2018 due to lower commissions.

Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	March 31, 2019	December 31, 2018	Change
Life insurance in-force
Traditional life	$80,025,920	$78,872,533	$1,153,387
Interest-sensitive life	31,990,371	31,483,582	506,789
Total life insurance in-force	$112,016,291	$110,356,115	$1,660,176
The following table summarizes changes in the Life segment’s number of policies in-force:

	March 31, 2019	December 31, 2018	Change
Number of policies in-force
Traditional life	1,687,459	1,701,980	(14,521)
Interest-sensitive life	246,290	243,447	2,843
Total number of policies in-force	1,933,749	1,945,427	(11,678)
Total life insurance in-force increased during the three months ended March 31, 2019 compared to December 31, 2018 despite a reduction of policies in-force due to the increased sales of higher face amount policies.

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$39,907	$70,616	$(30,709)
Other policy revenues	4,004	3,608	396
Net investment income	190,711	113,480	77,231
Other income	689	725	(36)
Total premiums and other revenues	235,311	188,429	46,882
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	58,761	84,746	(25,985)
Interest credited to policyholders’ account balances	120,915	54,280	66,635
Commissions for acquiring and servicing policies	26,866	30,004	(3,138)
Other operating expenses	12,474	11,319	1,155
Change in deferred policy acquisition costs (1)	(3,020)	(8,873)	5,853
Total benefits, losses and expenses	215,996	171,476	44,520
Income before federal income taxes and other items	$19,315	$16,953	$2,362

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings
Earnings increased during the three months ended March 31, 2019 compared to 2018 primarily due to an improved interest margin on equity-indexed products, driven by an increase in the S&P 500 index. This was partially offset by a related increase in DAC amortization.

Premiums and other revenues
Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2019	2018	Change
Fixed deferred annuity	$523,013	$79,126	$443,887
Single premium immediate annuity	54,428	78,133	(23,705)
Equity-indexed deferred annuity	100,682	273,771	(173,089)
Variable deferred annuity	16,099	15,673	426
Total premium and deposits	694,222	446,703	247,519
Less: Policy deposits	654,315	376,087	278,228
Total earned premiums	$39,907	$70,616	$(30,709)
Sales increased during the three months ended March 31, 2019 driven by an increase in fixed deferred products. Deferred products are deposit type contracts and do not contribute to earned premiums. Earned premiums consist of single premium immediate annuity sales which decreased during the three months ended March 31, 2019 compared to 2018.

Shown below are the changes in reserves (in thousands):

	Three months ended March 31,
	2019	2018
Fixed deferred annuity
Reserve, beginning of period	$6,773,603	$7,108,254
Premiums	523,013	80,417
Net flows other than surrenders	(14,537)	(39,027)
Surrenders	(252,126)	(194,947)
Fees	(817)	(958)
Interest and mortality	47,188	49,502
Reserve, end of period	7,076,324	7,003,241
Equity-indexed annuity
Reserves, beginning period	3,668,645	2,934,430
Premiums	100,682	273,579
Net flows other than surrenders	(5,879)	(8,606)
Surrenders	(44,084)	(31,649)
Fees	(1,066)	(904)
Interest and mortality	72,221	3,587
Reserve, end of period	3,790,519	3,170,437
Single premium immediate annuity
Reserve, beginning of period	1,826,137	1,691,502
Premiums	54,428	78,713
Net flows other than premiums	(51,121)	(48,034)
Interest and mortality	15,835	13,420
Reserve, end of period	1,845,279	1,735,601
Variable deferred annuity
Account value, beginning of period	332,898	381,902
Premiums	16,099	15,673
Net flows other than premiums and surrenders	(134)	(217)
Surrenders	(19,955)	(28,262)
Fees	(997)	(1,092)
Change in market value and other	35,749	(548)
Reserve, end of period	363,660	367,456
Total reserve, end of period	$13,075,782	$12,276,735

Benefits, losses and expenses
Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts, which explains the change in benefits for the three months ended March 31, 2019 compared to 2018.
Commissions decreased during the three months ended March 31, 2019 compared to 2018 driven by a decrease in sales of equity-indexed products.
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2019	2018	Change
Acquisition cost capitalized	$25,077	$29,517	$(4,440)
Amortization of DAC	(22,057)	(20,644)	(1,413)
Change in DAC	$3,020	$8,873	$(5,853)
The change in DAC decreased during the three months ended March 31, 2019 compared to 2018 due to lower commissions and higher amortization amounts.
Interest Margin
Overall, the margin earned on annuity reserves increased during the three months ended March 31, 2019 compared to 2018, due to increases in reserves as well as favorable market conditions reflected in the mark-to-market option values related to equity-indexed products. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended March 31,
	2019	2018	Change
Fixed deferred annuities
Fixed investment income	$75,361	$79,466	$(4,105)
Interest credited	(47,188)	(49,502)	2,314
Interest margin	28,173	29,964	(1,791)
Equity-indexed annuities
Fixed investment income	37,022	30,286	6,736
Option return	59,297	(13,057)	72,354
Interest credited	(72,221)	(3,588)	(68,633)
Interest and mortality margin	24,098	13,641	10,457
Single premium immediate annuities
Fixed investment income	19,031	16,784	2,247
Interest and mortality	(15,835)	(13,420)	(2,415)
Interest and mortality margin	3,196	3,364	(168)
Variable annuity
Separate account management fees	975	1,075	(100)
Interest and mortality margin	975	1,075	(100)
Total interest and mortality margin	$56,442	$48,044	$8,398

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$38,681	$41,015	$(2,334)
Net investment income	2,420	2,354	66
Other income	5,385	5,157	228
Total premiums and other revenues	46,486	48,526	(2,040)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	25,767	28,140	(2,373)
Commissions for acquiring and servicing policies	6,878	6,016	862
Other operating expenses	10,992	10,358	634
Change in deferred policy acquisition costs (1)	807	1,088	(281)
Total benefits, losses and expenses	44,444	45,602	(1,158)
Income before federal income taxes and other items	$2,042	$2,924	$(882)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings
Earnings decreased during the three months ended March 31, 2019 compared to 2018, primarily due to increases in commissions and operating expenses.

Premiums and other revenues
Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2019		2018
Medicare Supplement	$18,358	47.4%	$17,266	42.1%
Credit Health	4,401	11.4	4,490	10.9
MGU	6,424	16.6	7,367	18.0
Supplemental insurance	5,456	14.1	6,657	16.2
Medical expense	2,436	6.3	2,874	7.0
Group health	447	1.2	1,254	3.1
All other	1,159	3.0	1,107	2.7
Total	$38,681	100.0%	$41,015	100.0%
Earned premiums decreased during the three months ended March 31, 2019 compared to 2018. The termination of two MGU programs led to the decrease in MGU premium. Group health premiums decreased due to the absence of a group health plan that was not renewed.

Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Medicare Supplement	$15,136	$13,216
Credit Health	1,037	1,252
MGU	6,096	6,470
Supplemental insurance	2,011	2,365
Medical expense	1,101	1,558
Group health	(391)	1,160
All other	777	2,119
Total	$25,767	$28,140

Benefits, losses and expenses
Claims incurred decreased during the three months ended March 31, 2019 compared to 2018 largely driven by the absence of a group health plan that was not renewed.

Commissions increased during the three months ended March 31, 2019 compared to 2018 primarily due to higher commissions in the Credit Health line of business.

Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2019	2018	Change
Acquisition cost capitalized	$3,087	$2,812	$275
Amortization of DAC	(3,894)	(3,900)	6
Change in DAC	$(807)	$(1,088)	$281

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$385,675	$379,505	$6,170
Net premiums earned	$371,181	$351,973	$19,208
Net investment income	15,022	15,861	(839)
Other income	2,722	2,063	659
Total premiums and other revenues	388,925	369,897	19,028
BENEFITS, LOSSES AND EXPENSES
Claims incurred	238,144	242,490	(4,346)
Commissions for acquiring and servicing policies	67,159	69,156	(1,997)
Other operating expenses	51,885	47,801	4,084
Change in deferred policy acquisition costs (1)	417	(2,738)	3,155
Total benefits, losses and expenses	357,605	356,709	896
Income before federal income taxes and other items	$31,320	$13,188	$18,132
Loss ratio	64.2%	68.9%	(4.7)%
Underwriting expense ratio	32.1	32.4	(0.3)
Combined ratio	96.3%	101.3%	(5.0)%
Impact of catastrophe events on combined ratio	4.0	2.3	1.7
Combined ratio without impact of catastrophe events	92.3%	99.0%	(6.7)%
Gross catastrophe losses	$15,878	$8,302	$7,576
Net catastrophe losses	$15,593	$10,882	$4,711

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings

Property and Casualty earnings increased during the three months ended March 31, 2019 compared to 2018. The largest increase was in the personal auto line of business primarily due to a lower loss ratio.
Premiums and other revenues

Net premiums written and earned increased for all major personal and commercial lines of business during the three months ended March 31, 2019 compared to 2018. The largest increase was in the personal auto line of business.

Benefits, losses and expenses

Claims decreased during the three months ended March 31, 2019 compared to 2018 due to decreases in non-catastrophe losses in the personal auto, business owners and collateral protection insurance lines.

Commissions decreased during the three months ended March 31, 2019 compared to 2018 primarily due to a decrease in written premium related to certain credit products.

Operating expenses increased during the three months ended March 31, 2019 compared to 2018 correlated to the increase in premiums.

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 57.4% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 34.6% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 8.0% of net premiums written.

Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2019	2018	Change
Net premiums written
Automobile	$146,309	$141,859	$4,450
Homeowner	61,667	58,719	2,948
Other Personal	13,309	12,374	935
Total net premiums written	$221,285	$212,952	$8,333
Net premiums earned
Automobile	$137,608	$127,962	$9,646
Homeowner	67,639	63,411	4,228
Other Personal	12,618	11,329	1,289
Total net premiums earned	$217,865	$202,702	$15,163
Loss ratio
Automobile	67.3%	76.5%	(9.2)%
Homeowner	64.8	64.8	—
Other Personal	57.5	71.1	(13.6)
Personal line loss ratio	66.0%	72.6%	(6.6)%
Combined Ratio
Automobile	90.5%	100.2%	(9.7)%
Homeowner	101.0	100.5	0.5
Other Personal	104.9	102.7	2.2
Personal line combined ratio	94.6%	100.5%	(5.9)%

Automobile: Net premiums written and earned increased in our personal automobile line during the three months ended March 31, 2019 compared to 2018 primarily due to an increase in policies in force and rate increases. The loss and combined ratios decreased during the three months ended March 31, 2019 compared to 2018 primarily due to an increase in earned premium as well as favorable prior year loss development and a slight decrease in claim frequency.

Homeowners: Net premiums written and earned increased during the three months ended March 31, 2019 compared to 2018 primarily due to increased sales to renters and rate increases. The loss and combined ratios during the three months ended March 31, 2019 were in line with 2018.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies such as coverages for watercraft, personal umbrella, and rental owners. The loss ratio decreased during the three months ended March 31, 2019 compared to 2018 primarily due to a decrease in non-catastrophe related claims. The combined ratio increased slightly during the three months ended March 31, 2019 compared to 2018 primarily due to higher expenses.

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2019	2018	Change
Net premiums written
Other Commercial	$60,914	$59,221	$1,693
Agricultural Business	38,003	36,074	1,929
Automobile	34,482	31,914	2,568
Total net premiums written	$133,399	$127,209	$6,190
Net premiums earned
Other Commercial	$54,800	$49,977	$4,823
Agricultural Business	36,608	34,695	1,913
Automobile	27,482	25,559	1,923
Total net premiums earned	$118,890	$110,231	$8,659
Loss ratio
Other Commercial	44.9%	55.1%	(10.2)%
Agricultural Business	82.0	81.6	0.4
Automobile	73.1	64.1	9.0
Commercial line loss ratio	62.8%	65.5%	(2.7)%
Combined ratio
Other Commercial	78.6%	87.7%	(9.1)%
Agricultural Business	120.1	120.8	(0.7)
Automobile	98.6	88.9	9.7
Commercial line combined ratio	96.0%	98.4%	(2.4)%

Other Commercial: Net premiums written and earned increased during the three months ended March 31, 2019 compared to 2018 primarily due to the addition of our Investor Property Protection line of business as well as increased sales of business owners insurance. The decrease in the loss and combined ratio for the three months ended March 31, 2019 compared to 2018 is primarily due to lower non-catastrophe losses on business owners.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three months ended March 31, 2019 compared to 2018 due to an increase in policies in force. The loss and combined ratios during the three months ended March 31, 2019 were in line with 2018.

Commercial Automobile: Net premiums written and earned increased during the three months ended March 31, 2019 compared to 2018 primarily due to an increase in policies in force and rate increases. The loss and combined ratios increased during the three months ended March 31, 2019 compared to 2018 primarily due to an increase in the average severity of losses from prior accident years.

Credit Products
Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2019	2018	Change
Net premiums written	$30,992	$39,344	$(8,352)
Net premiums earned	34,427	39,040	(4,613)
Loss ratio	57.2%	59.3%	(2.1)%
Combined ratio	108.5%	114.3%	(5.8)%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums decreased during the three months ended March 31, 2019 compared to 2018 primarily due to a decrease in Collateral Protection Insurance ("CPI") business. The loss and combined ratios decreased for the three months ended March 31, 2019 compared to 2018 primarily due to a lower loss ratio in the Guaranteed Auto Protection ("GAP") line of business, with the combined ratio additionally benefitting from lower commission expense relating to the decrease in CPI business.

Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2019	2018	Change
OTHER REVENUES
Net investment income	$15,437	$19,206	$(3,769)
Net realized investment gains	2,947	1,044	1,903
Net gains (losses) on equity securities	206,377	(33,170)	239,547
Other Income	2,066	1,813	253
Total other revenues	226,827	(11,107)	237,934
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	9,281	9,966	(685)
Total benefits, losses and expenses	9,281	9,966	(685)
Income (loss) before federal income taxes and other items	$217,546	$(21,073)	$238,619

Earnings
Earnings increased during the three months ended March 31, 2019 compared to 2018 primarily due to an increase in net gains on equity securities due to favorable market conditions reflected in the S&P 500 index.

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
The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	March 31, 2019		December 31, 2018
Fixed maturity, bond held-to-maturity, at amortized cost	$8,208,129	35.4%	$8,211,449	36.8%
Fixed maturity, bond available-for-sale, at fair value	6,584,393	28.4	6,215,563	27.9
Equity securities, at fair value	1,698,314	7.3	1,530,228	6.9
Mortgage loans on real estate, net of allowance	4,960,650	21.4	5,124,707	23.0
Policy loans	375,990	1.6	376,254	1.7
Investment real estate, net of accumulated depreciation	592,680	2.6	587,516	2.6
Short-term investments	726,759	3.1	206,760	0.9
Other invested assets	56,030	0.2	50,087	0.2
Total investments	$23,202,945	100.0%	$22,302,564	100.0%
The increase in our total investments at March 31, 2019 compared to year-end 2018 was primarily the result of an increase in short-term investments and bonds available-for-sale. These increases were somewhat offset by a reduction in mortgage loans.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2019, our fixed maturity securities had an estimated fair value of $14.9 billion, which was $0.2 billion, or 1.5%, above amortized cost. At December 31, 2018, our fixed maturity securities had an estimated fair value of $14.3 billion, which was $0.1 billion, or 0.9%, below amortized cost. The estimated fair value for securities due in one year or less was $0.6 billion as of March 31, 2019 and $0.5 billion as of December 31, 2018. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.
Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.
Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 5.4% and 4.9% at March 31, 2019 and December 31, 2018, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Consolidated Financial Statements.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of March 31, 2019, we had $376.0 million in policy loans with a loan to surrender value of 64%, and at December 31, 2018, we had $376.3 million in policy loans with a loan to surrender value of approximately 60%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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
Net Investment Income and Net Realized Gains (Losses)
Net investment income increased $83.7 million during the three months ended March 31, 2019 compared to 2018 primarily due to gains on options from an improvement in the S&P 500 Index.
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
Net realized investment gains increased $1.9 million during the three months ended March 31, 2019 compared to 2018. The increase in net realized gains in 2019 was primarily attributable to the sale of bonds.
Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	March 31, 2019	December 31, 2018	Change
Held-to-Maturity
Gains	$159,674	$72,403	$87,271
Losses	(44,203)	(153,768)	109,565
Net gains (losses)	115,471	(81,365)	196,836
Available-for-Sale
Gains	143,895	61,286	82,609
Losses	(35,786)	(107,344)	71,558
Net gains (losses)	108,109	(46,058)	154,167
Total	$223,580	$(127,423)	$351,003
The net change in the unrealized gains on fixed maturity securities between March 31, 2019 and December 31, 2018 is primarily attributable to the decrease in benchmark ten-year interest rates which were 2.4% and 2.7% respectively. The Company does not expect to be required to sell any of the securities in an unrealized loss position.

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
Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary. Deposits of certain securities under the Company’s membership with the Federal Home Loan Bank of Dallas (“FHLB”) provided approximately $106 million of borrowing capacity as of March 31, 2019 should we require additional liquidity resources.
The Company holds collateral to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position increased from $474.9 million at December 31, 2018 to $1.1 billion at March 31, 2019. The increase primarily relates to an increase in commercial paper to fund additional investments.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources
Our capital resources are summarized below (in thousands):

	March 31, 2019	December 31, 2018
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$5,594,167	$5,356,986
Accumulated other comprehensive loss	(13,749)	(99,738)
Total American National stockholders’ equity	$5,580,418	$5,257,248
We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $26.2 million and $26.6 million at March 31, 2019 and December 31, 2018, respectively.

The changes in our capital resources are summarized below (in thousands):

	March 31, 2019			December 31, 2018
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$258,217	$—	$258,217	$158,995	$—	$158,995
Dividends to shareholders	(22,101)	—	(22,101)	(88,228)	—	(88,228)
Change in net unrealized gains (losses) on debt securities	—	85,514	85,514	—	(136,261)	(136,261)
Foreign currency transaction and translation adjustment	—	(156)	(156)	—	(900)	(900)
Defined benefit pension plan adjustment	—	1,416	1,416	—	22,326	22,326
Cumulative effect of accounting change	785	(785)	—	687,051	(627,119)	59,932
Other	280	—	280	(5,375)	—	(5,375)
Total	$237,181	$85,989	$323,170	$752,443	$(741,954)	$10,489
Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2019 and December 31, 2018, American National Insurance Company’s statutory capital and surplus was $3,348,300,000 and $3,162,808,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2019 and December 31, 2018 substantially above 200% of the authorized control level.
The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations
Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2018. We expect to have the capacity to pay our obligations as they come due.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk has not changed materially from those disclosed in our 2018 Annual Report on form 10-K filed with the SEC on February 28, 2019.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors as previously disclosed in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

101
The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2019 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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
Date: May 7, 2019