Form 10-Q
period 2019-06-30
AMERICAN NATIONAL INSURANCE CO /TX/
filed 2019-08-06
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, there were 26,887,200 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $8,668,599 and $8,130,084)	$8,394,157	$8,211,449
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,609,357 and $6,261,621)	6,842,917	6,215,563
Equity securities, at fair value (Cost $685,095 and $714,504)	1,672,394	1,530,228
Mortgage loans on real estate, net of allowance	5,014,710	5,124,707
Policy loans	377,669	376,254
Investment real estate, net of accumulated depreciation of $280,597 and $267,920	582,756	587,516
Short-term investments	597,183	206,760
Other invested assets	54,018	50,087
Total investments	23,535,804	22,302,564
Cash and cash equivalents	312,835	268,164
Investments in unconsolidated affiliates	622,587	571,897
Accrued investment income	197,574	188,630
Reinsurance recoverables	437,152	427,475
Prepaid reinsurance premiums	50,994	53,622
Premiums due and other receivables	364,018	345,705
Deferred policy acquisition costs	1,486,347	1,497,261
Property and equipment, net of accumulated depreciation of $245,609 and $236,922	106,694	109,472
Current tax receivable	—	8,855
Prepaid pension	61,587	57,117
Other assets	181,627	163,222
Separate account assets	1,028,961	918,369
Total assets	$28,386,180	$26,912,353
LIABILITIES
Future policy benefits
Life	$3,065,431	$3,047,421
Annuity	1,569,789	1,524,006
Health	50,372	51,347
Policyholders’ account balances	13,089,053	12,461,833
Policy and contract claims	1,477,780	1,481,294
Unearned premium reserve	953,324	908,856
Other policyholder funds	348,638	318,948
Liability for retirement benefits	72,448	73,631
Notes payable	159,577	137,963
Deferred tax liabilities, net	373,700	264,185
Current tax payable	1,370	—
Other liabilities	428,155	452,985
Separate account liabilities	1,028,961	918,369
Total liabilities	22,618,598	21,640,838
EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,887,200 and 26,885,449 shares	30,832	30,832
Additional paid-in capital	20,971	20,694
Accumulated other comprehensive income (loss)	86,852	(99,738)
Retained earnings	5,727,649	5,413,952
Treasury stock, at cost	(108,469)	(108,492)
Total American National stockholders’ equity	5,757,835	5,257,248
Noncontrolling interest	9,747	14,267
Total equity	5,767,582	5,271,515
Total liabilities and equity	$28,386,180	$26,912,353
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums
Life	$86,087	$84,595	$172,555	$165,971
Annuity	56,222	67,228	96,129	137,844
Health	42,224	48,870	80,905	89,885
Property and casualty	371,739	360,047	742,920	712,020
Other policy revenues	75,146	71,138	149,394	142,477
Net investment income	257,730	246,741	550,076	455,410
Net realized investment gains (losses)	(2,937)	5,007	10	6,051
Other-than-temporary impairments	(6,968)	—	(6,968)	—
Net gains on equity securities	67,060	57,162	273,437	23,992
Other income	10,374	11,283	21,912	21,796
Total premiums and other revenues	956,677	952,071	2,080,370	1,755,446
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	104,462	96,958	213,927	195,504
Annuity	72,788	82,103	131,549	166,849
Claims incurred
Health	26,708	32,310	52,475	60,450
Property and casualty	271,608	280,126	509,752	522,616
Interest credited to policyholders’ account balances	123,687	105,731	264,921	176,276
Commissions for acquiring and servicing policies	141,295	149,737	279,940	294,433
Other operating expenses	129,533	123,947	263,143	254,341
Change in deferred policy acquisition costs	(17,308)	(20,116)	(23,939)	(37,082)
Total benefits, losses and expenses	852,773	850,796	1,691,768	1,633,387
Income before federal income tax and other items	103,904	101,275	388,602	122,059
Less: Provision for federal income taxes
Current	14,231	15,638	28,011	13,533
Deferred	7,717	6,319	61,314	9,613
Total provision for federal income taxes	21,948	21,957	89,325	23,146
Income after federal income tax	81,956	79,318	299,277	98,913
Equity in earnings of unconsolidated affiliates	16,790	6,421	57,250	5,876
Other components of net periodic pension costs, net of tax	(871)	(1,677)	(1,785)	(2,469)
Net income	97,875	84,062	354,742	102,320
Less: Net loss attributable to noncontrolling interest, net of tax	(965)	(77)	(2,315)	(596)
Net income attributable to American National	$98,840	$84,139	$357,057	$102,916
Amounts available to American National common stockholders
Earnings per share
Basic	$3.68	$3.13	$13.28	$3.83
Diluted	3.67	3.12	13.28	3.82
Cash dividends to common stockholders	0.82	0.82	1.64	1.64
Weighted average common shares outstanding	26,881,700	26,883,276	26,883,699	26,886,196
Weighted average common shares outstanding and dilutive potential common shares	26,888,964	26,910,257	26,889,936	26,933,123
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$97,875	$84,062	$354,742	$102,320
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	98,360	(36,388)	183,874	(127,721)
Foreign currency transaction and translation adjustments	746	(134)	590	(500)
Defined benefit pension plan adjustment	1,495	1,601	2,911	2,390
Total other comprehensive income (loss), net of tax	100,601	(34,921)	187,375	(125,831)
Total comprehensive income (loss)	198,476	49,141	542,117	(23,511)
Less: Comprehensive loss attributable to noncontrolling interest	(965)	(77)	(2,315)	(596)
Total comprehensive income (loss) attributable to American National	$199,441	$49,218	$544,432	$(22,915)
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	86,774	—	—	—	86,774
Net income attributable to American National	—	—	—	258,217	—	—	258,217
Cash dividends to common stockholders	—	—	—	(22,101)	—	—	(22,101)
Contributions	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	(419)	(419)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,350)	(1,350)
Balance at March 31, 2019	$30,832	$20,951	$(13,749)	$5,650,853	$(108,469)	$12,501	$5,592,919
Amortization of restricted stock	—	20	—	—	—	—	20
Other comprehensive income	—	—	100,601	—	—	—	100,601
Net income attributable to American National	—	—	—	98,840	—	—	98,840
Cash dividends to common stockholders	—	—	—	(22,044)	—	—	(22,044)
Contributions	—	—	—	—	—	168	168
Distributions	—	—	—	—	—	(1,957)	(1,957)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(965)	(965)
Balance at June 30, 2019	$30,832	$20,971	$86,852	$5,727,649	$(108,469)	$9,747	$5,767,582
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$30,832	$19,193	$642,216	$4,656,134	$(101,616)	$9,012	$5,255,771
Reissuance of treasury shares	—	675	—	—	70	—	745
Amortization of restricted stock	—	201	—	—	—	—	201
Cumulative effect of accounting changes	—	—	(637,376)	697,307	—	—	59,931
Other comprehensive loss	—	—	(90,910)	—	—	—	(90,910)
Net income attributable to American National	—	—	—	18,777	—	—	18,777
Cash dividends to common stockholders	—	—	—	(22,089)	—	—	(22,089)
Distributions	—	—	—	—	—	(397)	(397)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(519)	(519)
Balance at March 31, 2018	$30,832	$20,069	$(86,070)	$5,350,129	$(101,546)	$8,096	$5,221,510
Reissuance of treasury shares	—	498	—	—	(6,946)	—	(6,448)
Amortization of restricted stock	—	83	—	—	—	—	83
Cumulative effect of accounting changes	—	—	10,257	(10,256)	—	—	1
Other comprehensive loss	—	—	(34,921)	—	—	—	(34,921)
Net income attributable to American National	—	—	—	84,139	—	—	84,139
Cash dividends to common stockholders	—	—	—	(22,047)	—	—	(22,047)
Contributions	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(173)	(173)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(77)	(77)
Balance at June 30, 2018	$30,832	$20,650	$(110,734)	$5,401,965	$(108,492)	$7,846	$5,242,067
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$354,742	$102,320
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(10)	(6,051)
Other-than-temporary impairments	6,968	—
Accretion of premiums, discounts and loan origination fees	(2,547)	(4,736)
Net capitalized interest on policy loans and mortgage loans	(18,397)	(20,555)
Depreciation	30,621	25,783
Interest credited to policyholders’ account balances	264,921	176,276
Charges to policyholders’ account balances	(149,394)	(142,477)
Deferred federal income tax expense	61,314	9,613
Equity in earnings of unconsolidated affiliates	(57,250)	(5,876)
Distributions from equity method investments	64,224	371
Changes in
Policyholder liabilities	120,652	205,125
Deferred policy acquisition costs	(23,939)	(37,082)
Reinsurance recoverables	(9,677)	(17,543)
Premiums due and other receivables	(18,313)	(46,680)
Prepaid reinsurance premiums	2,627	7,835
Accrued investment income	(8,945)	(3,559)
Current tax receivable/payable	10,223	43,453
Liability for retirement benefits	(1,969)	(2,479)
Fair value of option securities	(89,608)	(7,534)
Fair value of equity securities	(273,437)	(23,992)
Other, net	(31,034)	1,911
Net cash provided by operating activities	231,772	254,123
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	299,968	395,053
Available-for-sale securities	164,925	277,143
Equity securities	149,397	24,369
Investment real estate	6,713	11,577
Mortgage loans	405,768	219,153
Policy loans	22,873	28,747
Other invested assets	41,262	50,238
Disposals of property and equipment	69	—
Distributions from unconsolidated affiliates	37,309	10,105
Payment for the purchase/origination of
Held-to-maturity securities	(647,367)	(780,263)
Available-for-sale securities	(355,920)	(317,902)
Equity securities	(18,280)	(36,894)
Investment real estate	(19,520)	(23,640)
Mortgage loans	(283,312)	(561,586)
Policy loans	(12,033)	(12,886)
Other invested assets	(38,768)	(46,212)
Additions to property and equipment	(9,494)	(8,825)
Contributions to unconsolidated affiliates	(111,620)	(56,907)
Change in short-term investments	(390,423)	355,880
Change in collateral held for derivatives	83,169	(1,532)
Other, net	1,397	(5,739)
Net cash used in investing activities	(673,887)	(480,121)
FINANCING ACTIVITIES
Policyholders’ account deposits	1,288,581	973,556
Policyholders’ account withdrawals	(776,888)	(636,727)
Change in notes payable	21,614	(728)
Dividends to stockholders	(44,145)	(44,136)
Payments to noncontrolling interest	(2,376)	(570)
Net cash provided by financing activities	486,786	291,395
NET INCREASE IN CASH AND CASH EQUIVALENTS	44,671	65,397
Beginning of the period	268,164	375,837
End of the period	$312,835	$441,234
See accompanying notes to the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations
American National Insurance Company and its consolidated subsidiaries (collectively “American National” or “the Company”) offer a broad portfolio of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia and Puerto Rico.

Note 2 – Summary of Significant Accounting Policies and Practices

The consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and are reported in U.S. currency. American National consolidates entities that are wholly-owned and those in which American National owns less than 100% but controls the voting rights, as well as variable interest entities in which American National is the primary beneficiary. Intercompany balances and transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to current year presentation.

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

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers"
that superseded most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The Company’s revenues include premiums, other policy revenues, net investment income, realized investment gains, and other income. Other income includes fee income which is recognized when obligations under the terms specified within a contract with a customer are either (1) satisfied at a point in time or (2) based upon the progress of completion measured over a period of time as the obligation is performed using the input method. The Company adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The majority of our revenue sources are insurance related and not in the scope of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2019.

Note 3 – Recently Issued Accounting Pronouncements - (Continued)

In January 2016, the FASB issued ("ASU") 2016-01, "Financial Instruments", which changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value with the changes in fair value recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, cumulative unrealized gains on equity securities, net of tax, of $667.7 million, partially offset by $30.4 million participating policyholders’ interest, net of tax, related to unrealized gains and losses on equity securities, were reclassified from accumulated other comprehensive income to retained earnings. In April 2018, an additional $10.2 million deferred policy acquisition cost adjustment, net of tax, related to net unrealized gains and losses on equity securities, was reclassified from accumulated other comprehensive income to retained earnings. The change in net gains on equity securities increased earnings by $216.0 million and $19.0 million, net of tax, for the six months ended June 30, 2019 and 2018, respectively.
In October of 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, a liability was released and retained earnings increased by $59.9 million.
In February 2016, the FASB issued ASU 2016-02, “Leases,” that required significant changes to the statement of financial position of lessees. The new standard required lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification is used to determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Lessor accounting was less affected by the standard but was updated to align with certain changes in the lessee model and the new revenue recognition standard. The Company adopted the standard on its required effective date of January 1, 2019 using the effective date method, which required a cumulative-effect adjustment to the opening balance of retained earnings. We elected certain practical expedients permitted under the transition guidance. Upon adoption, the Company recorded a right-of-use asset and liability of $13.1 million.
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard was adopted on its required effective date of January 1, 2019 and resulted in a $0.8 million increase in retained earnings and a corresponding decrease to accumulated other comprehensive income.

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which will significantly change how entities measure credit losses for most financial assets, reinsurance recoverables and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than a direct write down of the investment, as required by the current other-than-temporary impairment model. The standard also requires additional disclosures. This standard will become effective for the Company for all annual and interim periods beginning January 1, 2020. The Company is in the process of determining the impact of adopting the standard on our results of operations and financial position.

Note 3 – Recently Issued Accounting Pronouncements - (Continued)

In August 2018, the FASB issued ASU 2018-12, “Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts,” that seeks to improve financial reporting for insurance companies that issue long-duration contracts. The guidance will improve the timeliness of recognizing changes in the liability for future policy benefits for traditional and limited payment long-duration contracts and will modify the rate used to discount future cash flows. The guidance will also simplify and improve accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, simplify the amortization of deferred acquisition costs and add significant qualitative and quantitative disclosures. This standard will become effective for the Company for all annual and interim periods beginning January 1, 2021. This standard could have a material impact on our results of operations and financial position. The FASB met on July 17, 2019 and proposed delaying the effective date of ASU 2018-12 until January 1, 2022. This proposal is pending final adoption.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” guidance that modifies the disclosure requirements on fair value measurements. Certain disclosure requirements are removed, modified or added to improve the relevancy of the fair value measurement disclosures. The new standard will become effective for the Company for all interim and annual periods beginning January 1, 2020. The Company does not expect the adoption of this guidance to have a material impact on the results of operations or financial position.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes certain defined benefit pension or other postretirement plan disclosures that are no longer cost beneficial, clarifies the specific requirements for each disclosure and adds disclosure requirements that are considered relevant. This standard will become effective for all annual periods beginning January 1, 2021. The Company does not expect the adoption of this standard to have a material impact on our results of operations or financial position.

In August 2018, the FASB issued ASU 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which seeks to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Current GAAP does not specifically address the implementation costs of a cloud computing arrangement that is service contract. This standard will become effective for the Company for all interim and annual periods beginning January 1, 2021. The Company is in the process of determining the impact of adopting the standard.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	June 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$207,563	$7,146	$(52)	$214,657
Foreign governments	3,934	492	—	4,426
Corporate debt securities	7,849,211	267,162	(10,580)	8,105,793
Residential mortgage-backed securities	205,408	8,109	(737)	212,780
Collateralized debt securities	127,892	2,944	(43)	130,793
Other debt securities	149	1	—	150
Total bonds held-to-maturity	8,394,157	285,854	(11,412)	8,668,599
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,300	489	(44)	28,745
U.S. states and political subdivisions	1,063,172	42,859	—	1,106,031
Foreign governments	5,000	1,361	—	6,361
Corporate debt securities	5,479,173	203,949	(16,576)	5,666,546
Residential mortgage-backed securities	24,006	848	(169)	24,685
Collateralized debt securities	9,706	843	—	10,549
Total bonds available-for-sale	6,609,357	250,349	(16,789)	6,842,917
Total investments in securities	$15,003,514	$536,203	$(28,201)	$15,511,516

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$245,360	$5,840	$(301)	$250,899
Foreign governments	3,961	469	—	4,430
Corporate debt securities	7,640,891	58,772	(150,834)	7,548,829
Residential mortgage-backed securities	315,306	7,237	(2,633)	319,910
Collateralized debt securities	5,214	71	—	5,285
Other debt securities	717	14	—	731
Total bonds held-to-maturity	8,211,449	72,403	(153,768)	8,130,084
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,304	338	(243)	28,399
U.S. states and political subdivisions	848,228	16,827	(3,025)	862,030
Foreign governments	5,000	1,210	—	6,210
Corporate debt securities	5,345,579	41,812	(103,573)	5,283,818
Residential mortgage-backed securities	31,735	424	(497)	31,662
Collateralized debt securities	2,775	675	(6)	3,444
Total bonds available-for-sale	6,261,621	61,286	(107,344)	6,215,563
Total investments in securities	$14,473,070	$133,689	$(261,112)	$14,345,647

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2019
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$430,988	$436,069	$243,111	$245,596
Due after one year through five years	4,033,584	4,153,917	3,211,961	3,313,108
Due after five years through ten years	3,099,228	3,223,700	2,513,056	2,623,952
Due after ten years	830,357	854,913	641,229	660,261
Total	$8,394,157	$8,668,599	$6,609,357	$6,842,917

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.
Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Proceeds from sales of fixed maturity available-for-sale securities	$—	$42,932	$285	$90,113
Gross realized gains	—	11,123	—	12,547
Gross realized losses	—	(32)	(23)	(587)

Gains and losses are determined using specific identification of the securities sold. During the six months ended June 30, 2019 and 2018, bonds below investment grade with a carrying value of $157,939,000 and $34,850,000, respectively, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ credit worthiness. No realized loss was recorded in 2019 or 2018.
The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Six months ended June 30,
	2019	2018
Bonds available-for-sale: change in unrealized gains (losses)	$279,618	$(210,413)
Adjustments for
Deferred policy acquisition costs	(34,853)	41,962
Participating policyholders’ interest	(12,811)	11,924
Deferred federal income tax benefit (expense)	(48,080)	28,806
Change in net unrealized gains (losses) on debt securities, net of tax	$183,874	$(127,721)
The components of the change in net gains on equity securities are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unrealized gains on equity securities	$51,933	$46,087	$254,955	$11,862
Net gains on equity securities sold	15,127	11,075	18,482	12,130
Net gains on equity securities	$67,060	$57,162	$273,437	$23,992

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$—	$—	$(52)	$2,613	$(52)	$2,613
Corporate debt securities	(1,661)	137,818	(8,919)	436,089	(10,580)	573,907
Residential mortgage-backed securities	(19)	7,368	(718)	36,651	(737)	44,019
Collateralized debt securities	(39)	10,771	(4)	917	(43)	11,688
Total bonds held-to-maturity	(1,719)	155,957	(9,693)	476,270	(11,412)	632,227
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	—	—	(44)	11,124	(44)	11,124
U.S. states and political subdivisions	—	1,808	—	—	—	1,808
Corporate debt securities	(1,338)	91,488	(15,238)	371,471	(16,576)	462,959
Residential mortgage-backed securities	—	—	(169)	1,820	(169)	1,820
Total bonds available-for-sale	(1,338)	93,296	(15,451)	384,415	(16,789)	477,711
Total	$(3,057)	$249,253	$(25,144)	$860,685	$(28,201)	$1,109,938

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(301)	$22,605	$—	$—	$(301)	$22,605
Corporate debt securities	(90,931)	2,969,461	(59,903)	1,063,679	(150,834)	4,033,140
Residential mortgage-backed securities	(703)	58,119	(1,930)	57,661	(2,633)	115,780
Total bonds held-to-maturity	(91,935)	3,050,185	(61,833)	1,121,340	(153,768)	4,171,525
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(29)	9,741	(214)	13,478	(243)	23,219
U.S. states and political subdivisions	(1,274)	119,987	(1,751)	61,992	(3,025)	181,979
Corporate debt securities	(65,492)	2,383,548	(38,081)	572,600	(103,573)	2,956,148
Residential mortgage-backed securities	(54)	6,034	(443)	13,515	(497)	19,549
Collateralized debt securities	(2)	158	(4)	100	(6)	258
Total bonds available-for-sale	(66,851)	2,519,468	(40,493)	661,685	(107,344)	3,181,153
Total	$(158,786)	$5,569,653	$(102,326)	$1,783,025	$(261,112)	$7,352,678

As of June 30, 2019, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	June 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$771,497	$798,910	5.2%	$690,009	$702,531	4.9%
AA	1,302,861	1,348,881	8.7	1,326,947	1,336,380	9.3
A	5,597,573	5,803,852	37.4	5,350,316	5,314,589	37.0
BBB	6,873,228	7,109,627	45.8	6,584,478	6,507,212	45.4
BB and below	458,355	450,246	2.9	521,320	484,935	3.4
Total	$15,003,514	$15,511,516	100.0%	$14,473,070	$14,345,647	100.0%

Equity securities by market sector distribution are shown below:

	June 30, 2019	December 31, 2018
Consumer goods	20.9%	21.1%
Energy and utilities	9.1	8.2
Finance	18.1	18.1
Healthcare	13.4	13.5
Industrials	8.0	9.0
Information technology	22.7	22.6
Other	7.8	7.5
Total	100.0%	100.0%
Note 5 - Mortgage Loans
Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	June 30, 2019	December 31, 2018
East North Central	12.5%	13.9%
East South Central	2.6	2.8
Mountain	21.6	20.0
Pacific	17.3	16.2
South Atlantic	12.5	12.1
West South Central	26.0	27.2
Other	7.5	7.8
Total	100.0%	100.0%

During the six months ended June 30, 2019, American National foreclosed on one loan with a total recorded investment of $7,363,000 and one loan with a total recorded investment of $8,644,000 was in the process of foreclosure. For the year ended December 31, 2018, American National foreclosed on four loans with a total recorded investment of $22,608,000, and one loan with a total recorded investment of $7,363,000 was in the process of foreclosure. American National did not sell any loans during the six months ended June 30, 2019 or during the year ended December 31, 2018.

Note 5 - Mortgage Loans - (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
June 30, 2019	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$—	$—	$—	$—	$571,320	$571,320	11.3%
Office	—	—	8,644	8,644	1,660,163	1,668,807	33.1
Retail	—	—	—	—	875,078	875,078	17.4
Other	—	—	—	—	1,920,927	1,920,927	38.2
Total	$—	$—	$8,644	$8,644	$5,027,488	$5,036,132	100.0%
Allowance for loan losses						(21,422)
Total, net of allowance						$5,014,710
December 31, 2018
Industrial	$—	$—	$—	$—	$761,294	$761,294	14.8%
Office	—	—	—	—	1,747,926	1,747,926	34.0
Retail	—	—	—	—	896,429	896,429	17.4
Other	—	4,000	18,888	22,888	1,717,503	1,740,391	33.8
Total	$—	$4,000	$18,888	$22,888	$5,123,152	$5,146,040	100.0%
Allowance for loan losses						(21,333)
Total, net of allowance						$5,124,707

There were no unamortized purchase discounts as of June 30, 2019 or during the year ended December 31, 2018. Total mortgage loans were net of unamortized origination fees of $29,356,000 and $31,586,000 at June 30, 2019 and December 31, 2018, respectively. No unearned income is included in these amounts.
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
The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance at January 1, 2019	449	$5,128,417	$18,607	2	$17,623	$2,726	451	$5,146,040	$21,333
Change in allowance	—	—	(179)	—	—	268	—	—	89
Net change in recorded investment	(9)	(101,423)	—	—	(8,485)	—	(9)	(109,908)	—
Ending balance at June 30, 2019	440	$5,026,994	$18,428	2	$9,138	$2,994	442	$5,036,132	$21,422

Note 5 - Mortgage Loans - (Continued)

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
Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Six months ended June 30,
	2019			2018
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification
Office	1	$9,331	$9,331	—	$—	$—
Retail	2	40,249	40,249	—	—	—
Industrial	4	20,595	20,595	—	—	—
Total	7	$70,175	$70,175	—	$—	$—

There were seven loans determined to be a troubled debt restructuring for the six months ended June 30, 2019. There are commitments of $4,042,000 to lend additional funds to two debtors whose loans have been modified in a troubled debt restructuring during the periods presented.
Note 6 – Real Estate and Other Investments
Investment real estate by property-type and geographic distribution are as follows:

	June 30, 2019	December 31, 2018
Industrial	12.8%	13.1%
Office	38.0	37.3
Retail	37.6	37.0
Other	11.6	12.6
Total	100.0%	100.0%

	June 30, 2019	December 31, 2018
East North Central	5.6%	5.6%
East South Central	6.0	5.4
Mountain	12.0	11.9
Pacific	7.2	7.3
South Atlantic	15.1	13.8
West South Central	52.5	53.8
Other	1.6	2.2
Total	100.0%	100.0%

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, our involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2019 or 2018.

Note 6 – Real Estate and Other Investments – (Continued)

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	June 30, 2019	December 31, 2018
Investment real estate	$135,235	$141,843
Short-term investments	501	500
Cash and cash equivalents	10,697	10,392
Other receivables	3,721	3,939
Other assets	12,261	13,231
Total assets of consolidated VIEs	$162,415	$169,905
Notes payable	$159,577	$137,963
Other liabilities	4,755	7,145
Total liabilities of consolidated VIEs	$164,332	$145,108

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $7,195,000 and $26,635,000 at June 30, 2019 and December 31, 2018, respectively.
The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	June 30, 2019	December 31, 2018
LIBOR	2020	$10,842	$10,834
4.18% fixed	2024	65,501	42,399
4% fixed	2022	83,234	84,730
Total		$159,577	$137,963

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$322,901	$322,901	$330,730	$330,730
Mortgage loans	623,141	623,141	633,533	633,533
Accrued investment income	2,114	2,114	2,191	2,191

As of June 30, 2019, two real estate investments with a carrying value of $22,842,000 met the criteria as held-for-sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	June 30, 2019			December 31, 2018
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value

Equity-indexed options	Other invested assets	484	$2,498,744	$231,044	493	$2,391,000	$148,006
Equity-indexed embedded derivative	Policyholders’ account balances	96,014	2,455,001	695,676	90,440	2,327,769	596,075

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Equity-indexed options	Net investment income	$23,125	$21,778	$89,610	$7,633
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(36,255)	(17,599)	(94,411)	(4,163)

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

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		June 30, 2019
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$53,790	$25,393	$28,000	$53,393	$53,393	$—	$397
Credit Suisse	Baa2/BBB+	1,223	1,150	—	1,150	1,150	—	73
Goldman-Sachs	A3/BBB+	909	670	—	670	670	—	239
ING	Baa1/A-	28,382	12,830	16,000	28,830	28,382	448	—
Morgan Stanley	A3/BBB+	26,538	17,516	9,000	26,516	26,516	—	22
NATIXIS*	A1/A+	38,289	38,700	—	38,700	38,289	411	—
SunTrust	Baa1/BBB+	48,347	32,350	17,000	49,350	48,320	1,030	27
Wells Fargo	A2/A-	33,566	18,550	15,000	33,550	33,313	237	253
Total		$231,044	$147,159	$85,000	$232,159	$230,033	$2,126	$1,011

		December 31, 2018
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$38,905	$11,063	$28,041	$39,104	$38,905	$199	$—
Goldman-Sachs	A3/BBB+	615	670	—	670	615	55	—
ING	Baa1/A-	24,183	7,960	16,023	23,983	23,983	—	200
Morgan Stanley	A3/BBB+	11,649	2,046	9,013	11,059	11,059	—	590
NATIXIS*	A1/A+	26,786	27,610	—	27,610	26,786	824	—
SunTrust	Baa1/BBB+	23,488	6,520	17,025	23,545	23,464	81	24
Wells Fargo	A2/A-	22,380	7,030	15,022	22,052	22,052	—	328
Total		$148,006	$62,899	$85,124	$148,023	$146,864	$1,159	$1,142

*	Includes collateral restrictions.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bonds	$150,907	$142,529	$298,464	$282,624
Dividends on equity securities	9,015	10,898	17,307	20,338
Mortgage loans	63,158	58,999	126,357	122,867
Real estate	4,508	4,212	6,363	8,495
Options	23,125	21,778	89,610	7,633
Other invested assets	7,017	8,325	11,975	13,453
Total	$257,730	$246,741	$550,076	$455,410

Net realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bonds	$2,611	$6,070	$5,213	$6,737
Mortgage loans	(544)	(856)	(89)	(554)
Real estate	(2,728)	(197)	(2,886)	(114)
Other invested assets	(2,276)	(10)	(2,228)	(18)
Total	$(2,937)	$5,007	$10	$6,051
Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bonds	$(6,968)	$—	$(6,968)	$—

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,394,157	$8,668,599	$8,211,449	$8,130,084
Fixed maturity securities, bonds available-for-sale	6,842,917	6,842,917	6,215,563	6,215,563
Equity securities	1,672,394	1,672,394	1,530,228	1,530,228
Equity-indexed options	231,044	231,044	148,006	148,006
Mortgage loans on real estate, net of allowance	5,014,710	5,127,595	5,124,707	5,049,468
Policy loans	377,669	377,669	376,254	376,254
Short-term investments	597,183	597,183	206,760	206,760
Separate account assets ($1,012,462 and $905,824 included in fair value hierarchy)	1,028,961	1,028,961	918,369	918,369
Separately managed accounts	30,655	30,655	16,532	16,532
Total financial assets	$24,189,690	$24,577,017	$22,747,868	$22,591,264
Financial liabilities
Investment contracts	$10,444,204	$10,444,204	$10,003,990	$10,003,990
Embedded derivative liability for equity-indexed contracts	695,676	695,676	596,075	596,075
Notes payable	159,577	159,577	137,963	137,963
Separate account liabilities ($1,012,462 and $905,824 included in fair value hierarchy)	1,028,961	1,028,961	918,369	918,369
Total financial liabilities	$12,328,418	$12,328,418	$11,656,397	$11,656,397

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

Valuation Techniques
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

Note 9 – Fair Value of Financial Instruments – (Continued)

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

•
Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At June 30, 2019 and December 31, 2018, the one year implied volatility used to estimate embedded derivative value was 13.3% and 23.2%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	June 30, 2019	December 31, 2018	Unobservable Input	June 30, 2019	December 31, 2018
Indexed Annuities	$680.5	$592.8	Lapse Rate	1-70%	1-70%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	13-30%	19-26%
Indexed Life	15.2	3.3	Equity Volatility	13-30%	19-26%

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of June 30, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$28,745	$—	$28,745	$—
U.S. states and political subdivisions	1,106,031	—	1,106,031	—
Foreign governments	6,361	—	6,361	—
Corporate debt securities	5,666,546	—	5,662,313	4,233
Residential mortgage-backed securities	24,685	—	24,685	—
Collateralized debt securities	10,549	—	10,549	—
Total bonds available-for-sale	6,842,917	—	6,838,684	4,233
Equity securities
Common stock	1,651,398	1,651,285	—	113
Preferred stock	20,996	20,996	—	—
Total equity securities	1,672,394	1,672,281	—	113
Options	231,044	—	—	231,044
Short-term investments	597,183	—	597,183	—
Separate account assets	1,012,462	253,053	759,409	—
Total financial assets	$10,356,000	$1,925,334	$8,195,276	$235,390
Financial liabilities
Embedded derivative liability for equity-indexed contracts	$695,676	$—	$—	$695,676
Separate account liabilities	1,012,462	253,053	759,409	—
Total financial liabilities	$1,708,138	$253,053	$759,409	$695,676

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$28,399	$—	$28,399	$—
U.S. states and political subdivisions	862,030	—	862,030	—
Foreign governments	6,210	—	6,210	—
Corporate debt securities	5,283,818	—	5,279,585	4,233
Residential mortgage-backed securities	31,662	—	31,662	—
Collateralized debt securities	3,444	—	3,444	—
Total bonds available-for-sale	6,215,563	—	6,211,330	4,233
Equity securities
Common stock	1,509,186	1,509,073	—	113
Preferred stock	21,042	21,042	—	—
Total equity securities	1,530,228	1,530,115	—	113
Options	148,006	—	—	148,006
Short-term investments	206,760	—	206,760	—
Separate account assets	905,824	227,448	678,376	—
Total financial assets	$9,006,381	$1,757,563	$7,096,466	$152,352
Financial liabilities
Embedded derivative liability for equity-indexed contracts	$596,075	$—	$—	$596,075
Separate account liabilities	905,824	227,448	678,376	—
Total financial liabilities	$1,501,899	$227,448	$678,376	$596,075

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended June 30, 2019			Six months ended June 30, 2019
	Assets		Liability	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance at January 1, 2019	$4,346	$216,156	$668,485	$4,346	$148,006	$596,075
Net gain for derivatives included in net investment income	—	23,125	—	—	89,610	—
Net change included in interest credited	—	—	36,255	—	—	94,411
Purchases, sales and settlements or maturities
Purchases	—	21,412	—	—	38,768	—
Settlements or maturities	—	(29,649)	—	—	(45,340)	—
Premiums less benefits	—	—	(9,064)	—	—	5,190
Ending balance at June 30, 2019	$4,346	$231,044	$695,676	$4,346	$231,044	$695,676
Beginning balance at January 1, 2018	$—	$204,308	$535,641	$—	$220,190	$512,526
Net gain for derivatives included in net investment income	—	21,712	—	—	7,567	—
Net change included in interest credited	—	—	17,599	—	—	4,163
Purchases, sales and settlements or maturities
Purchases	—	26,084	—	—	43,012	—
Settlements or maturities	—	(34,763)	—	—	(53,428)	—
Premiums less benefits	—	—	39,673	—	—	76,224
Ending balance at June 30, 2018	$—	$217,341	$592,913	$—	$217,341	$592,913

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $84,756,000 and unrealized losses of $18,321,000, relating to assets still held at June 30, 2019, and 2018, respectively.
There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of June 30, 2019.

Fair Value Information About Financial Instruments Not Measured at Fair Value

Information about fair value estimates for financial instruments not measured at fair values is discussed below:
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

Note 9 – Fair Value of Financial Instruments – (Continued)

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed were as follows:

	June 30, 2019
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$207,563	$214,657
Foreign governments	Level 2	3,934	4,426
Corporate debt securities	Level 2 & 3	7,849,211	8,105,793
Residential mortgage-backed securities	Level 2	205,408	212,780
Collateralized debt securities	Level 2	127,892	130,793
Other debt securities	Level 2	149	150
Total fixed maturity securities, bonds held-to-maturity		8,394,157	8,668,599
Mortgage loans on real estate, net allowance	Level 3	5,014,710	5,127,595
Policy loans	Level 3	377,669	377,669
Separately managed accounts	Level 3	30,655	30,655
Total financial assets		$13,817,191	$14,204,518
Financial liabilities
Investment contracts	Level 3	$10,444,204	$10,444,204
Notes payable	Level 3	159,577	159,577
Total financial liabilities		$10,603,781	$10,603,781

	December 31, 2018
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$245,360	$250,899
Foreign governments	Level 2	3,961	4,430
Corporate debt securities	Level 2	7,640,891	7,548,829
Residential mortgage-backed securities	Level 2	315,306	319,910
Collateralized debt securities	Level 2	5,214	5,285
Other debt securities	Level 2	717	731
Total fixed maturity securities, bonds held-to-maturity		8,211,449	8,130,084
Mortgage loans on real estate, net allowance	Level 3	5,124,707	5,049,468
Policy loans	Level 3	376,254	376,254
Separately managed accounts	Level 3	16,532	16,532
Total financial assets		$13,728,942	$13,572,338
Financial liabilities
Investment contracts	Level 3	$10,003,990	$10,003,990
Notes payable	Level 3	137,963	137,963
Total financial liabilities		$10,141,953	$10,141,953

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2019	$839,133	$499,588	$33,960	$124,580	$1,497,261
Additions	64,419	48,168	6,544	158,129	277,260
Amortization	(50,379)	(40,779)	(7,205)	(154,958)	(253,321)
Effect of change in unrealized gains on available-for-sale debt securities	(9,809)	(25,044)	—	—	(34,853)
Net change	4,231	(17,655)	(661)	3,171	(10,914)
Ending balance at June 30, 2019	$843,364	$481,933	$33,299	$127,751	$1,486,347

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
Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2019	2018
Unpaid claims balance, beginning	$1,305,396	$1,218,824
Less reinsurance recoverables	254,466	241,302
Net beginning balance	1,050,930	977,522
Incurred related to
Current	591,073	586,516
Prior years	(30,691)	(2,501)
Total incurred claims	560,382	584,015
Paid claims related to
Current	272,650	261,019
Prior years	276,738	268,116
Total paid claims	549,388	529,135
Net balance	1,061,924	1,032,402
Plus reinsurance recoverables	249,245	255,684
Unpaid claims balance, ending	$1,311,169	$1,288,086

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $30,691,000 during the first six months of 2019 and decreased by approximately $2,501,000 during the same period in 2018. The favorable development in 2019 was a reflection of lower-than-anticipated losses in the workers compensation and agribusiness lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at June 30, 2019 was approximately $23,627,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$21,819	18.1%	$21,267	20.0%	$81,606	18.3%	$25,632	20.0%
Tax on equity in earnings of unconsolidated affiliates	3,526	2.9	1,348	1.0	12,023	2.7	1,234	1.0
Total expected income tax expense at the statutory rate	25,345	21.0	22,615	21.0	93,629	21.0	26,866	21.0
Tax-exempt investment income	(1,109)	(0.9)	(836)	(0.8)	(1,918)	(0.4)	(1,679)	(1.3)
Deferred tax change	—	—	(600)	(0.6)	—	—	(909)	(0.7)
Dividend exclusion	(860)	(0.7)	(1,001)	(0.9)	(1,781)	(0.4)	(1,986)	(1.6)
Miscellaneous tax credits, net	(3,299)	(2.7)	(2,529)	(2.3)	(4,991)	(1.1)	(4,742)	(3.7)
Low income housing tax credit expense	1,783	1.5	1,252	1.2	2,941	0.6	2,504	2.0
Change in valuation allowance	165	0.1	2,700	2.5	165	—	2,700	2.1
Other items, net	(77)	(0.1)	356	0.3	1,280	0.3	392	0.3
Provision for federal income taxes	$21,948	18.2%	$21,957	20.4%	$89,325	20.0%	$23,146	18.1%
American National made income tax payments of $40,440,000 and $14,135,000 during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, American National has an alternative minimum tax (“AMT”) credit carryforward of $6,933,000, a general business credit carryforward of $758,000 and capital loss carryforwards of $656,000. AMT credit carryforwards may be utilized to offset regular tax liability. If not utilized, the credits are fully refundable by 2021. The general business credits and capital loss carryforwards will expire in 2038 and 2022, respectively, if not utilized.

American National’s federal income tax returns for years 2015 to 2017 are subject to examination by the Internal Revenue Service. Tax returns for 2013 and 2014 are subject to examination with certain limitations. In April 2019, American National received notice from the Internal Revenue Service of its intent to audit tax years 2013 to 2016. The audit is in its preliminary phase. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. As of June 30, 2019, American National had no provision for uncertain tax positions and no provision for penalties or interest were established. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2019	$(42,469)	$(54,236)	$(3,033)	$(99,738)
Amounts reclassified from AOCI (net of tax expense $565 and $774)	2,126	2,911	—	5,037
Unrealized holding gains arising during the period (net of tax expense $58,322)	219,402	—	—	219,402
Unrealized adjustment to DAC (net of tax benefit $7,320)	(27,533)	—	—	(27,533)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,690)	(10,121)	—	—	(10,121)
Foreign currency adjustment (net of tax expense $157)	—	—	590	590
Cumulative effect of changes in accounting	16,166	(16,493)	(458)	(785)
Ending balance at June 30, 2019	$157,571	$(67,818)	$(2,901)	$86,852
Beginning balance at January 1, 2018	$716,878	$(72,772)	$(1,890)	$642,216
Amounts reclassified from AOCI (net of tax benefit $462 and expense $635)	(1,740)	2,390	—	650
Unrealized holding losses arising during the period (net of tax benefit $39,660)	(168,551)	—	—	(168,551)
Unrealized adjustment to DAC (net of tax expense $8,812)	33,150	—	—	33,150
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,504)	9,420	—	—	9,420
Foreign currency adjustment (net of tax benefit $133)	—	—	(500)	(500)
Cumulative effect of changes in accounting (net of tax benefit $334,955)	(627,119)	—	—	(627,119)
Ending balance at June 30, 2018	$(37,962)	$(70,382)	$(2,390)	$(110,734)

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30, 2019	December 31, 2018
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,945,249)	(3,947,000)
Outstanding shares	26,887,200	26,885,449
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,875,449

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	335	$84.41	10,000	$80.05	18,316	$111.12
Granted	—	—	—	—	8,250	113.19
Exercised	—	—	—	—	(18,316)	111.12
Forfeited	—	—	—	—	—	—
Expired	(269)	77.90	—	—	—	—
Outstanding at June 30, 2019	66	$110.83	10,000	$80.05	8,250	$113.19

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.84	3.67	0.84
Exercisable shares	66	N/A	N/A
Weighted-average exercise price	$110.83	$80.05	$111.12
Weighted-average exercise price exercisable shares	110.83	N/A	N/A
Compensation expense (credit)
Three months ended June 30, 2019	$(12,000)	$20,000	$578,000
Three months ended June 30, 2018	(5,000)	83,000	760,000
Six months ended June 30, 2019	$(15,000)	$40,000	$941,000
Six months ended June 30, 2018	(34,000)	284,000	549,000
Fair value of liability award
June 30, 2019	$1,000	N/A	$961,000
December 31, 2018	33,000	N/A	2,426,000

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding	26,881,700	26,883,276	26,883,699	26,886,196
Incremental shares from RS awards and RSUs	7,264	26,981	6,237	46,927
Total shares for diluted calculations	26,888,964	26,910,257	26,889,936	26,933,123
Net income attributable to American National (in thousands)	$98,840	$84,139	$357,057	$102,916
Basic earnings per share	$3.68	$3.13	$13.28	$3.83
Diluted earnings per share	$3.67	$3.12	$13.28	$3.82

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)

Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2019 and December 31, 2018, American National Insurance Company’s statutory capital and surplus was $3,403,062,000 and $3,162,808,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2019 and December 31, 2018, substantially above 200% of the authorized control level.
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
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $66,699,000 and $69,787,000 at June 30, 2019 and December 31, 2018, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the Company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	June 30, 2019	December 31, 2018
Statutory capital and surplus
Life insurance entities	$2,146,806	$1,989,586
Property and casualty insurance entities	1,268,057	1,183,913

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Statutory net income (loss)
Life insurance entities	$12,782	$12,850	$5,698	$16,113
Property and casualty insurance entities	12,344	(3,828)	50,464	9,230

Dividends
We paid a dividend of $0.82 for the three months ended June 30, 2019 and December 31, 2018. We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
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
Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at June 30, 2019 and December 31, 2018.
American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as noncontrolling interests of $2,997,000 and $7,517,000 at June 30, 2019 and December 31, 2018, respectively.

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

•	Expenses are charged to segments through direct identification and allocations based upon various factors.

Note 15 – Segment Information – (Continued)

The results of operations measured as the income before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended June 30, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$86,087	$56,222	$42,224	$371,739	$—	$556,272
Other policy revenues	70,610	4,536	—	—	—	75,146
Net investment income	63,916	155,355	2,376	16,706	19,377	257,730
Net realized investment losses	—	—	—	—	(9,905)	(9,905)
Net gains on equity securities	—	—	—	—	67,060	67,060
Other income	469	574	5,534	2,830	967	10,374
Total premiums and other revenues	221,082	216,687	50,134	391,275	77,499	956,677
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	104,462	72,788	—	—	—	177,250
Claims incurred	—	—	26,708	271,608	—	298,316
Interest credited to policyholders’ account balances	15,197	108,490	—	—	—	123,687
Commissions for acquiring and servicing policies	40,881	23,139	8,692	68,583	—	141,295
Other operating expenses	46,669	13,349	10,707	49,681	9,127	129,533
Change in deferred policy acquisition costs	(9,205)	(4,369)	(146)	(3,588)	—	(17,308)
Total benefits, losses and expenses	198,004	213,397	45,961	386,284	9,127	852,773
Income before federal income tax and other items	$23,078	$3,290	$4,173	$4,991	$68,372	$103,904

	Three months ended June 30, 2018
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$84,595	$67,228	$48,870	$360,047	$—	$560,740
Other policy revenues	67,231	3,907	—	—	—	71,138
Net investment income	61,082	148,710	2,263	15,493	19,193	246,741
Net realized investment gains	—	—	—	—	5,007	5,007
Net gains on equity securities	—	—	—	—	57,162	57,162
Other income	512	631	6,809	2,264	1,067	11,283
Total premiums and other revenues	213,420	220,476	57,942	377,804	82,429	952,071
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	96,958	82,103	—	—	—	179,061
Claims incurred	—	—	32,310	280,126	—	312,436
Interest credited to policyholders’ account balances	21,046	84,685	—	—	—	105,731
Commissions for acquiring and servicing policies	39,391	30,355	9,126	70,865	—	149,737
Other operating expenses	48,189	11,853	10,090	45,166	8,649	123,947
Change in deferred policy acquisition costs	(7,249)	(8,811)	506	(4,562)	—	(20,116)
Total benefits, losses and expenses	198,335	200,185	52,032	391,595	8,649	850,796
Income (loss) before federal income tax and other items	$15,085	$20,291	$5,910	$(13,791)	$73,780	$101,275

Note 15 – Segment Information – (Continued)

	Six months ended June 30, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$172,555	$96,129	$80,905	$742,920	$—	$1,092,509
Other policy revenues	140,854	8,540	—	—	—	149,394
Net investment income	132,672	346,066	4,796	31,728	34,814	550,076
Net realized investment losses	—	—	—	—	(6,958)	(6,958)
Net gains on equity securities	—	—	—	—	273,437	273,437
Other income	1,145	1,263	10,919	5,552	3,033	21,912
Total premiums and other revenues	447,226	451,998	96,620	780,200	304,326	2,080,370
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	213,927	131,549	—	—	—	345,476
Claims incurred	—	—	52,475	509,752	—	562,227
Interest credited to policyholders’ account balances	35,516	229,405	—	—	—	264,921
Commissions for acquiring and servicing policies	78,623	50,005	15,570	135,742	—	279,940
Other operating expenses	95,647	25,823	21,699	101,566	18,408	263,143
Change in deferred policy acquisition costs	(14,040)	(7,389)	661	(3,171)	—	(23,939)
Total benefits, losses and expenses	409,673	429,393	90,405	743,889	18,408	1,691,768
Income before federal income tax and other items	$37,553	$22,605	$6,215	$36,311	$285,918	$388,602

	Six months ended June 30, 2018
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$165,971	$137,844	$89,885	$712,020	$—	$1,105,720
Other policy revenues	134,962	7,515	—	—	—	142,477
Net investment income	118,850	262,190	4,617	31,354	38,399	455,410
Net realized investment gains	—	—	—	—	6,051	6,051
Net gains on equity securities	—	—	—	—	23,992	23,992
Other income	1,267	1,356	11,966	4,327	2,880	21,796
Total premiums and other revenues	421,050	408,905	106,468	747,701	71,322	1,755,446
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	195,504	166,849	—	—	—	362,353
Claims incurred	—	—	60,450	522,616	—	583,066
Interest credited to policyholders’ account balances	37,311	138,965	—	—	—	176,276
Commissions for acquiring and servicing policies	78,911	60,359	15,142	140,021	—	294,433
Other operating expenses	99,139	23,172	20,448	92,967	18,615	254,341
Change in deferred policy acquisition costs	(13,692)	(17,684)	1,594	(7,300)	—	(37,082)
Total benefits, losses and expenses	397,173	371,661	97,634	748,304	18,615	1,633,387
Income (loss) before federal income tax and other items	$23,877	$37,244	$8,834	$(603)	$52,707	$122,059

Note 16 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at June 30, 2019 were approximately $18,093,000.

American National had aggregate commitments at June 30, 2019, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1,136,972,000 of which $558,493,000 is expected to be funded in 2019 with the remainder funded in 2020 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2019 and December 31, 2018, the outstanding letters of credit were $4,006,000 and $2,995,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2019.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. As membership requires the ownership of member stock, the Company purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of June 30, 2019, certain collateralized mortgage obligations (CMO’s) with a fair value of approximately $136.2 million were on deposit with the FHLB as collateral for amounts subject to funding agreements. The deposited securities are included in bonds held-to-maturity on the Company’s consolidated statements of financial position.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2019, was approximately $136,074,000, while the total cash value of the related life insurance policies was approximately $142,021,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
		Six months ended June 30,		Amount due to (from) American National
Related Party	Financial Statement Line Impacted	2019	2018	June 30, 2019	December 31, 2018
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$576	$809	$—	$576
Gal-Tex Hotel Corporation	Net investment income	9	68	—	3
Greer, Herz & Adams, LLP	Other operating expenses	5,896	5,379	(494)	(329)

Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National held a first mortgage loan which originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to a subsidiary of Gal-Tex, which was collateralized by a hotel property in San Antonio, Texas. This loan has been paid in full. The Moody Foundation owns 34.0% of Gal-Tex and 22.75% of American National, and the Libbie Shearn Moody Trust owns 50.2% of Gal-Tex and 37.0% of American National.
Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is a director on the American National Board of Directors and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.
Note 18 – Subsequent events

On July 1, 2019, the Company sold investment real estate in a consolidated joint venture. Total proceeds from the sale were approximately $27.4 million, and we recognized a pre-tax gain on this sale of approximately $19.0 million. This gain will be recognized in "Net realized investment gains" in the third quarter consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six months ended June 30, 2019 and 2018 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

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

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, information security and administration systems;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	potential ineffectiveness of our internal controls over financial reporting;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplemental healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	significant changes in government regulation;

•	changes in tax law;

•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions;

•	control of our company by a small number of stockholders; and

•	advances in medical technology and testing, which may increase our adverse selection risk.
Overview
Chartered in 1905, we are a diversified insurance and financial services company offering a broad spectrum of insurance products in all 50 states, the District of Columbia and Puerto Rico. Our headquarters are in Galveston, Texas.
General Trends
American National had no material changes to the general trends discussed in the MD&A included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.
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
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations
The following sets forth the consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$556,272	$560,740	$(4,468)	$1,092,509	$1,105,720	$(13,211)
Other policy revenues	75,146	71,138	4,008	149,394	142,477	6,917
Net investment income	257,730	246,741	10,989	550,076	455,410	94,666
Net realized investments gains (losses)	(9,905)	5,007	(14,912)	(6,958)	6,051	(13,009)
Net gains on equity securities	67,060	57,162	9,898	273,437	23,992	249,445
Other income	10,374	11,283	(909)	21,912	21,796	116
Total premiums and other revenues	956,677	952,071	4,606	2,080,370	1,755,446	324,924
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	177,250	179,061	(1,811)	345,476	362,353	(16,877)
Claims incurred	298,316	312,436	(14,120)	562,227	583,066	(20,839)
Interest credited to policyholders’ account balances	123,687	105,731	17,956	264,921	176,276	88,645
Commissions for acquiring and servicing policies	141,295	149,737	(8,442)	279,940	294,433	(14,493)
Other operating expenses	129,533	123,947	5,586	263,143	254,341	8,802
Change in deferred policy acquisition costs (1)	(17,308)	(20,116)	2,808	(23,939)	(37,082)	13,143
Total benefits, losses and expenses	852,773	850,796	1,977	1,691,768	1,633,387	58,381
Income before federal income taxes other items	$103,904	$101,275	$2,629	$388,602	$122,059	$266,543

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Income before other items and federal income taxes (“Earnings”)
Earnings increased during the three and six months ended June 30, 2019 compared to 2018 primarily due to an increase in net gains on equity securities, as well as improvements in the earnings generated from our Property and Casualty and Life Segments.

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$86,087	$84,595	$1,492	$172,555	$165,971	$6,584
Other policy revenues	70,610	67,231	3,379	140,854	134,962	5,892
Net investment income	63,916	61,082	2,834	132,672	118,850	13,822
Other income	469	512	(43)	1,145	1,267	(122)
Total premiums and other revenues	221,082	213,420	7,662	447,226	421,050	26,176
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	104,462	96,958	7,504	213,927	195,504	18,423
Interest credited to policyholders’ account balances	15,197	21,046	(5,849)	35,516	37,311	(1,795)
Commissions for acquiring and servicing policies	40,881	39,391	1,490	78,623	78,911	(288)
Other operating expenses	46,669	48,189	(1,520)	95,647	99,139	(3,492)
Change in deferred policy acquisition costs (1)	(9,205)	(7,249)	(1,956)	(14,040)	(13,692)	(348)
Total benefits, losses and expenses	198,004	198,335	(331)	409,673	397,173	12,500
Income before federal income taxes and other items	$23,078	$15,085	$7,993	$37,553	$23,877	$13,676

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings
The increase in life earnings during the three and six months ended June 30, 2019 is primarily attributable to improved mortality experience compared to the same time periods year over year.  This improved mortality experience leads to larger reserve increases resulting in growth of the asset base earning net investment income.
Premiums and other revenues
Premiums increased during the three and six months ended June 30, 2019 compared to 2018 primarily due to continued growth in renewal premium on traditional life products.
Other policy revenues increased during the three and six months ending June 30, 2019 primarily due to higher cost of insurance charges and earned policy services fees as the size of our interest sensitive block continues to grow, through increased sales and aging of the in-force.

Life insurance sales
The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Traditional Life	$14,711	$15,367	$(656)	$28,698	$30,489	$(1,791)
Universal Life	7,557	6,195	1,362	13,697	12,104	1,593
Indexed UL	9,035	7,821	1,214	17,001	15,284	1,717
Total recurring	$31,303	$29,383	$1,920	$59,396	$57,877	$1,519
Single and excess (1)	$482	$752	$(270)	$915	$1,214	$(299)
Credit life (1)	2,855	2,202	653	5,468	4,178	1,290
Total annualized premium	$34,640	$32,337	$2,303	$65,779	$63,269	$2,510

(1)	These are weighted amounts representing 10% of single and excess premiums and 44% and 31% of Credit Life premiums for 2019 and 2018, respectively.
Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums and 31% of Credit Life premium. Life insurance sales measure activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. GAAP premium revenues, on the other hand, are associated with policies sold in current and prior periods, and deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.
Life insurance sales increased during the three and six months ended June 30, 2019 compared to 2018 primarily due to increased Universal Life and Indexed Universal Life sales, respectively.
Benefits, losses and expenses
Policyholder benefits increased during the three and six months ended June 30, 2019 compared to 2018. An improvement in mortality experience was more than offset by an increase in traditional life reserves.

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Acquisition cost capitalized	$33,656	$32,953	$703	$64,419	$65,577	$(1,158)
Amortization of DAC	(24,451)	(25,704)	1,253	(50,379)	(51,885)	1,506
Change in DAC	$9,205	$7,249	$1,956	$14,040	$13,692	$348

Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	June 30, 2019	December 31, 2018	Change
Life insurance in-force
Traditional life	$81,545,128	$78,872,533	$2,672,595
Interest-sensitive life	32,757,720	31,483,582	1,274,138
Total life insurance in-force	$114,302,848	$110,356,115	$3,946,733
The following table summarizes changes in the Life segment’s number of policies in-force:

	June 30, 2019	December 31, 2018	Change
Number of policies in-force
Traditional life	1,744,941	1,763,028	(18,087)
Interest-sensitive life	249,856	243,447	6,409
Total number of policies in-force	1,994,797	2,006,475	(11,678)
Total life insurance in-force increased during the six months ended June 30, 2019 compared to December 31, 2018 despite a reduction of policies in-force due to the increased sales of higher face amount policies.

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$56,222	$67,228	$(11,006)	$96,129	$137,844	$(41,715)
Other policy revenues	4,536	3,907	629	8,540	7,515	1,025
Net investment income	155,355	148,710	6,645	346,066	262,190	83,876
Other income	574	631	(57)	1,263	1,356	(93)
Total premiums and other revenues	216,687	220,476	(3,789)	451,998	408,905	43,093
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	72,788	82,103	(9,315)	131,549	166,849	(35,300)
Interest credited to policyholders’ account balances	108,490	84,685	23,805	229,405	138,965	90,440
Commissions for acquiring and servicing policies	23,139	30,355	(7,216)	50,005	60,359	(10,354)
Other operating expenses	13,349	11,853	1,496	25,823	23,172	2,651
Change in deferred policy acquisition costs (1)	(4,369)	(8,811)	4,442	(7,389)	(17,684)	10,295
Total benefits, losses and expenses	213,397	200,185	13,212	429,393	371,661	57,732
Income before federal income taxes and other items	$3,290	$20,291	$(17,001)	$22,605	$37,244	$(14,639)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings
The decrease in earnings from our Annuity segment for the second quarter and first half of 2019 compared to the same periods in 2018, was primarily attributable to a reduction in the margins on our fixed and indexed annuity products. The margins on our fixed annuity products were reduced primarily from spread compression resulting from a declining portfolio yield. Also, the margins on our indexed annuity products experienced unfavorable mark-to-market volatility related to interest rate decreases in the second quarter that outweighed the impact of a favorable effect of equity markets.
Premiums and other revenues
Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Fixed deferred annuity	$311,269	$86,768	$224,501	$832,517	$165,894	$666,623
Single premium immediate annuity	77,879	85,412	(7,533)	134,008	165,224	(31,216)
Equity-indexed deferred annuity	106,098	304,839	(198,741)	206,844	578,610	(371,766)
Variable deferred annuity	16,012	17,075	(1,063)	32,111	32,747	(636)
Total premium and deposits	511,258	494,094	17,164	1,205,480	942,475	263,005
Less: Policy deposits	455,036	426,866	28,170	1,109,351	804,631	304,720
Total earned premiums	$56,222	$67,228	$(11,006)	$96,129	$137,844	$(41,715)
Sales increased during the three and six months ended June 30, 2019 driven by an increase in fixed deferred products partially offset by a decline in equity-indexed products. Deferred products are deposit type contracts and do not contribute to earned premiums. Earned premiums consist of single premium immediate annuity sales, which decreased during the three and six months ended June 30, 2019 compared to 2018.

Shown below are the changes in reserves (in thousands):

	Six months ended June 30,
	2019	2018
Fixed deferred annuity
Reserve, beginning of period	$6,773,603	$7,108,254
Premiums	832,517	165,894
Net flows other than surrenders	(117,126)	(136,040)
Surrenders	(453,917)	(296,713)
Fees	(1,516)	(1,677)
Interest and mortality	101,243	97,492
Reserve, end of period	7,134,804	6,937,210
Equity-indexed annuity
Reserves, beginning period	3,668,645	2,934,430
Premiums	206,844	578,610
Net flows other than surrenders	(16,946)	(20,852)
Surrenders	(85,951)	(67,996)
Fees	(1,922)	(1,985)
Interest and mortality	126,454	39,243
Reserve, end of period	3,897,124	3,461,450
Single premium immediate annuity
Reserve, beginning of period	1,826,137	1,691,502
Premiums	134,008	165,224
Net flows other than premiums	(106,973)	(101,600)
Interest and mortality	29,896	28,920
Reserve, end of period	1,883,068	1,784,046
Variable deferred annuity
Account value, beginning of period	332,898	381,903
Premiums	32,111	32,747
Net flows other than premiums and surrenders	987	124
Surrenders	(42,217)	(50,417)
Fees	(2,338)	(2,306)
Change in market value and other	48,712	8,403
Reserve, end of period	370,153	370,454
Total reserve, end of period	$13,285,149	$12,553,160

Benefits, losses and expenses
Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts, which explains the change in benefits for the three and six months ended June 30, 2019 compared to 2018.
Commissions decreased during the three and six months ended June 30, 2019 compared to 2018 driven by a decrease in sales of equity-indexed products, which have a higher commission rate.
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Acquisition cost capitalized	$23,091	$30,174	$(7,083)	$48,168	$59,691	$(11,523)
Amortization of DAC	(18,722)	(21,363)	2,641	(40,779)	(42,007)	1,228
Change in DAC	$4,369	$8,811	$(4,442)	$7,389	$17,684	$(10,295)
The change in DAC decreased during the three and six months ended June 30, 2019 compared to 2018 due to lower commissions.
Interest Margin
As mentioned earlier, fixed annuity margins compressed as a result of declining portfolio yield, and this emerged gradually over the past two quarters. Indexed margins experienced unfavorable mark-to-market volatility related to interest rate decreases in the second quarter that outweighed the favorable effect of stock market growth in the first quarter. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Fixed annuity
Fixed investment income	$97,099	$96,066	$1,033	$191,491	$192,316	$(825)
Interest credited and mortality	(67,746)	(63,301)	(4,445)	(131,139)	(126,412)	(4,727)
Interest and mortality margin	29,353	32,765	(3,412)	60,352	65,904	(5,552)
Equity-indexed annuity
Fixed investment income	37,692	32,980	4,712	74,715	63,266	11,449
Option return	20,565	19,664	901	79,861	6,607	73,254
Interest credited and mortality	(54,213)	(35,253)	(18,960)	(126,454)	(39,243)	(87,211)
Interest and mortality margin	4,044	17,391	(13,347)	28,122	30,630	(2,508)
Variable annuity
Separate account management fees	1,041	1,066	(25)	2,016	2,141	(125)
Interest and mortality margin	1,041	1,066	(25)	2,016	2,141	(125)
Total interest and mortality margin	$34,438	$51,222	$(16,784)	$90,490	$98,675	$(8,185)

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$42,224	$48,870	$(6,646)	$80,905	$89,885	$(8,980)
Net investment income	2,376	2,263	113	4,796	4,617	179
Other income	5,534	6,809	(1,275)	10,919	11,966	(1,047)
Total premiums and other revenues	50,134	57,942	(7,808)	96,620	106,468	(9,848)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	26,708	32,310	(5,602)	52,475	60,450	(7,975)
Commissions for acquiring and servicing policies	8,692	9,126	(434)	15,570	15,142	428
Other operating expenses	10,707	10,090	617	21,699	20,448	1,251
Change in deferred policy acquisition costs (1)	(146)	506	(652)	661	1,594	(933)
Total benefits, losses and expenses	45,961	52,032	(6,071)	90,405	97,634	(7,229)
Income before federal income taxes and other items	$4,173	$5,910	$(1,737)	$6,215	$8,834	$(2,619)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings
Earnings decreased during the three and six months ended June 30, 2019 compared to 2018, primarily due to a reduction in premium and a slight increase in operating expense.

Premiums and other revenues
Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Medicare Supplement	$18,870	$17,638	$1,232	$37,229	$34,904	$2,325
MGU	8,562	15,635	(7,073)	14,986	23,002	(8,016)
Supplemental insurance	5,434	6,657	(1,223)	10,889	13,314	(2,425)
Credit Health	4,582	4,425	157	8,983	8,915	68
Medical expense	2,411	2,809	(398)	4,847	5,683	(836)
All other	2,365	1,706	659	3,971	4,067	(96)
Total	$42,224	$48,870	$(6,646)	$80,905	$89,885	$(8,980)
Earned premiums decreased during the three and six months ended June 30, 2019 compared to 2018. The termination of two MGU programs led to the decrease in MGU premium. Group health premiums decreased due to the absence of a group health plan that was not renewed.

Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Medicare Supplement	$15,282	$13,451	$1,831	$30,418	$26,667	$3,751
MGU	6,665	13,992	(7,327)	12,761	20,462	(7,701)
Supplemental insurance	2,261	1,971	290	4,272	4,337	(65)
Credit Health	437	1,110	(673)	1,473	2,362	(889)
Medical expense	1,262	2,046	(784)	2,363	3,603	(1,240)
All other	801	(260)	1,061	1,188	3,019	(1,831)
Total	$26,708	$32,310	$(5,602)	$52,475	$60,450	$(7,975)
Benefits, losses and expenses
Claims incurred decreased during the three and six months ended June 30, 2019 compared to 2018 largely driven by lower MGU claims correlated with the decrease in premiums along with the absence of a group health plan that was not renewed.

Commissions decreased during the three months ended June 30, 2019 compared to 2018 primarily due to lower MGU premiums. Commissions increased during the six months ended June 30, 2019 compared to 2018 primarily due to higher commissions in the Credit Health line of business.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Acquisition cost capitalized	$3,457	$3,119	$338	$6,544	$5,931	$613
Amortization of DAC	(3,311)	(3,625)	314	(7,205)	(7,525)	320
Change in DAC	$146	$(506)	$652	$(661)	$(1,594)	$933

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$403,977	$395,676	$8,301	$789,653	$775,181	$14,472
Net premiums earned	$371,739	$360,047	$11,692	$742,920	$712,020	$30,900
Net investment income	16,706	15,493	1,213	31,728	31,354	374
Other income	2,830	2,264	566	5,552	4,327	1,225
Total premiums and other revenues	391,275	377,804	13,471	780,200	747,701	32,499
BENEFITS, LOSSES AND EXPENSES
Claims incurred	271,608	280,126	(8,518)	509,752	522,616	(12,864)
Commissions for acquiring and servicing policies	68,583	70,865	(2,282)	135,742	140,021	(4,279)
Other operating expenses	49,681	45,166	4,515	101,566	92,967	8,599
Change in deferred policy acquisition costs (1)	(3,588)	(4,562)	974	(3,171)	(7,300)	4,129
Total benefits, losses and expenses	386,284	391,595	(5,311)	743,889	748,304	(4,415)
Income (Loss) before federal income taxes and other items	$4,991	$(13,791)	$18,782	$36,311	$(603)	$36,914
Loss ratio	73.1%	77.8%	(4.7)%	68.6%	73.4%	(4.8)%
Underwriting expense ratio	30.8	31.0	(0.2)	31.5	31.7	(0.2)
Combined ratio	103.9%	108.8%	(4.9)%	100.1%	105.1%	(5.0)%
Impact of catastrophe events on combined ratio	7.7	11.8	(4.1)	5.9	7.1	(1.2)
Combined ratio without impact of catastrophe events	96.2%	97.0%	(0.8)%	94.2%	98.0%	(3.8)%
Gross catastrophe losses	$28,234	$42,529	$(14,295)	$44,004	$50,831	$(6,827)
Net catastrophe losses	$28,616	$42,121	$(13,505)	$44,210	$53,003	$(8,793)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings
Property and Casualty earnings increased during the three and six months ended June 30, 2019 compared to 2018. The largest increases were in the personal lines of business, primarily due to lower catastrophe losses during the three months ended June 30, 2019 and lower catastrophe and non-catastrophe losses during the six months ended June 30, 2019.
Premiums and other revenues
Net premiums written and earned increased for all major personal and commercial lines of business during the three and six months ended June 30, 2019 compared to 2018. The largest increase in net earned premiums for the three and six month periods was in the personal auto line of business.
Benefits, losses and expenses
Claims decreased during the three and six months ended June 30, 2019 compared to 2018 due to decreases in catastrophe losses, particularly in the personal auto and homeowners lines of business.

Commissions decreased during the three and six months ended June 30, 2019 compared to 2018 primarily due to a decrease in Collateral Protection Insurance ("CPI") business.

Operating expenses increased during the three and six months ended June 30, 2019 compared to 2018, but were a lower percentage of earned premiums.

Products
Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 58.0% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 35.0% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 7.0% of net premiums written.

Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Net premiums written
Automobile	$140,913	$139,878	$1,035	$287,222	$281,737	$5,485
Homeowner	78,513	75,759	2,754	140,181	134,478	5,703
Other Personal	14,651	13,098	1,553	27,959	25,472	2,487
Total net premiums written	$234,077	$228,735	$5,342	$455,362	$441,687	$13,675
Net premiums earned
Automobile	$139,583	$134,179	$5,404	$277,191	$262,141	$15,050
Homeowner	68,711	65,257	3,454	136,351	128,668	7,683
Other Personal	13,035	11,756	1,279	25,652	23,085	2,567
Total net premiums earned	$221,329	$211,192	$10,137	$439,194	$413,894	$25,300
Loss ratio
Automobile	75.9%	78.3%	(2.4)%	71.6%	77.4%	(5.8)%
Homeowner	81.6	95.7	(14.1)	73.3	80.5	(7.2)
Other Personal	59.9	69.2	(9.3)	58.8	69.9	(11.1)
Personal line loss ratio	76.6%	83.1%	(6.5)%	71.4%	78.0%	(6.6)%
Combined Ratio
Automobile	99.1%	101.2%	(2.1)%	94.9%	100.8%	(5.9)%
Homeowner	117.5	128.6	(11.1)	109.3	114.8	(5.5)
Other Personal	103.2	105.1	(1.9)	104.1	107.1	(3.0)
Personal line combined ratio	105.1%	109.9%	(4.8)%	99.9%	105.5%	(5.6)%

Automobile: Net premiums written and earned increased in our personal automobile line during the three and six months ended June 30, 2019 compared to 2018 due to rate increases. The loss and combined ratios decreased during the three and six months ended June 30, 2019 compared to 2018 primarily due to decreased catastrophe claim activity and increased premium.

Homeowners: Net premiums written and earned increased during the three and six months ended June 30, 2019 compared to 2018 primarily due to increased sales to renters, as well as rate increases. The loss and combined ratio decreased during the three and six months ended June 30, 2019 compared to 2018 due to a decrease in catastrophe losses and increased premium.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. The loss and combined ratio decreased during the three and six months ended June 30, 2019 compared to 2018 primarily due to a decrease in non-catastrophe related claims and an increase in premium.

Commercial Products
Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Net premiums written
Other Commercial	$64,832	$62,221	$2,611	$125,746	$121,442	$4,304
Agricultural Business	43,294	40,735	2,559	81,297	76,809	4,488
Automobile	34,652	31,385	3,267	69,134	63,299	5,835
Total net premiums written	$142,778	$134,341	$8,437	$276,177	$261,550	$14,627
Net premiums earned
Other Commercial	$54,982	$51,564	$3,418	$109,781	$101,541	$8,240
Agricultural Business	37,399	35,572	1,827	74,006	70,267	3,739
Automobile	28,531	26,282	2,249	56,014	51,841	4,173
Total net premiums earned	$120,912	$113,418	$7,494	$239,801	$223,649	$16,152
Loss ratio
Other Commercial	55.7%	47.1%	8.6%	50.3%	51.0%	(0.7)%
Agricultural Business	71.2	82.3	(11.1)	76.6	82.0	(5.4)
Automobile	82.5	101.7	(19.2)	77.9	83.2	(5.3)
Commercial line loss ratio	66.9%	70.8%	(3.9)%	64.8%	68.2%	(3.4)%
Combined ratio
Other Commercial	89.0%	79.6%	9.4%	83.8%	83.6%	0.2%
Agricultural Business	107.5	119.9	(12.4)	113.7	120.4	(6.7)
Automobile	107.2	125.8	(18.6)	103.0	107.6	(4.6)
Commercial line combined ratio	99.0%	103.0%	(4.0)%	97.5%	100.7%	(3.2)%

Other Commercial: Other commercial products primarily relate to workers compensation and business owners lines of business. Net premiums written and earned increased during the three and six months ended June 30, 2019 compared to 2018 primarily due to the addition of our Investor Property Protection line of business as well as increased sales of business owners insurance. The increase in the loss and combined ratios for the three months ended June 30, 2019 compared to 2018 is primarily due to claim activity on the Investor Property Protection business. Overall, the loss and combined ratios for the six months ended June 30, 2019 were in line with 2018.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and six months ended June 30, 2019 compared to 2018 due to an increase in policies in force. The loss and combined ratios decreased during the three and six months ended June 30, 2019 compared to 2018 primarily due to lower catastrophe losses.

Commercial Automobile: Net premiums written and earned increased during the three and six months ended June 30, 2019 compared to 2018 primarily due to an increase in policies in force and rate increases. The loss and combined ratios improved during the three and six months ended June 30, 2019 compared to 2018 primarily due to a decrease in non-catastrophe related claims.

Credit Products
Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Net premiums written	$27,122	$32,600	$(5,478)	$58,114	$71,944	$(13,830)
Net premiums earned	29,498	35,437	(5,939)	63,925	74,477	(10,552)
Loss ratio	71.5%	68.5%	3.0%	63.8%	63.7%	0.1%
Combined ratio	115.3%	120.4%	(5.1)%	111.6%	116.2%	(4.6)%

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.
Net written and earned premiums decreased during the three and six months ended June 30, 2019 compared to 2018 primarily due to a decrease in Collateral Protection Insurance ("CPI") business. The combined ratios decreased for the three and six months ended June 30, 2019 compared to 2018 primarily due to lower commission expense relating to the decrease in CPI business.
Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
OTHER REVENUES
Net investment income	$19,377	$19,193	$184	$34,814	$38,399	$(3,585)
Net realized investment gains (losses)	(9,905)	5,007	(14,912)	(6,958)	6,051	(13,009)
Net gains on equity securities	67,060	57,162	9,898	273,437	23,992	249,445
Other Income	967	1,067	(100)	3,033	2,880	153
Total other revenues	77,499	82,429	(4,930)	304,326	71,322	233,004
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	9,127	8,649	478	18,408	18,615	(207)
Total benefits, losses and expenses	9,127	8,649	478	18,408	18,615	(207)
Income before federal income taxes and other items	$68,372	$73,780	$(5,408)	$285,918	$52,707	$233,211

Earnings
Earnings increased during the three and six months ended June 30, 2019 compared to 2018 primarily due to an increase in net gains on equity securities resulting from favorable market conditions reflected in the S&P 500 index.

Investments
We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio in support of our products and capital. Our investment operations are regulated primarily by the state insurance departments where our insurance companies are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to oversight by our Board of Directors, which is assisted by our Finance Committee and Management Risk Committee.
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
The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	June 30, 2019		December 31, 2018
Fixed maturity, bond held-to-maturity, at amortized cost	$8,394,157	35.7%	$8,211,449	36.8%
Fixed maturity, bond available-for-sale, at fair value	6,842,917	29.1	6,215,563	27.9
Equity securities, at fair value	1,672,394	7.1	1,530,228	6.9
Mortgage loans on real estate, net of allowance	5,014,710	21.3	5,124,707	23.0
Policy loans	377,669	1.6	376,254	1.7
Investment real estate, net of accumulated depreciation	582,756	2.5	587,516	2.6
Short-term investments	597,183	2.5	206,760	0.9
Other invested assets	54,018	0.2	50,087	0.2
Total investments	$23,535,804	100.0%	$22,302,564	100.0%
The increase in our total investments at June 30, 2019 compared to year-end 2018 was primarily the result of an increase in short-term investments and bonds available-for-sale. These increases were somewhat offset by a reduction in mortgage loans.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At June 30, 2019, our fixed maturity securities had an estimated fair value of $15.5 billion, which was $0.5 billion, or 3.4%, above amortized cost. At December 31, 2018, our fixed maturity securities had an estimated fair value of $14.3 billion, which was $0.1 billion, or 0.9%, below amortized cost. The estimated fair value for securities due in one year or less was $0.7 billion as of June 30, 2019 and $0.5 billion as of December 31, 2018. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.
Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.
Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.9% at June 30, 2019 and December 31, 2018, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Consolidated Financial Statements.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of June 30, 2019, we had $377.7 million in policy loans with a loan to surrender value of 65%, and at December 31, 2018, we had $376.3 million in policy loans with a loan to surrender value of approximately 60%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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
Net Investment Income and Net Realized Gains (Losses)
Net investment income increased $94.7 million during the six months ended June 30, 2019 compared to 2018 primarily due to gains on options from an improvement in the S&P 500 Index.
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
Net realized investment gains decreased $13.0 million during the six months ended June 30, 2019 compared to 2018. The decrease in net realized gains in 2019 was primarily attributable to other-than-temporary impairment losses on bonds.
Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	June 30, 2019	December 31, 2018	Change
Held-to-Maturity
Gains	$285,854	$72,403	$213,451
Losses	(11,412)	(153,768)	142,356
Net gains (losses)	274,442	(81,365)	355,807
Available-for-Sale
Gains	250,349	61,286	189,063
Losses	(16,789)	(107,344)	90,555
Net gains (losses)	233,560	(46,058)	279,618
Total	$508,002	$(127,423)	$635,425
The net change in the unrealized gains on fixed maturity securities between June 30, 2019 and December 31, 2018 is primarily attributable to the decrease in benchmark ten-year interest rates, which were 2.0% and 2.7% respectively. The Company does not expect to be required to sell any of the securities in an unrealized loss position.

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

Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans. Additionally, due to changes in the tax law, there was an opportunity to realize tax savings on contributions made before September 15, 2018. Consequently, a $60 million contribution was made before the aforementioned deadline. This contribution did not significantly impact cash flow and resulted in an overfunded status on our qualified pension plan. No unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend.
Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary. Deposits of certain securities under the Company’s membership with the Federal Home Loan Bank of Dallas (“FHLB”) provided approximately $153 million of borrowing capacity as of June 30, 2019 should we require additional liquidity resources.
The Company holds collateral of $232.2 million at June 30, 2019 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position increased from $474.9 million at December 31, 2018 to $910.0 million at June 30, 2019. The increase primarily relates to an increase in commercial paper to fund additional investments and other operating requirements.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources
Our capital resources are summarized below (in thousands):

	June 30, 2019	December 31, 2018
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$5,670,983	$5,356,986
Accumulated other comprehensive income (loss)	86,852	(99,738)
Total American National stockholders’ equity	$5,757,835	$5,257,248
We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $7.2 million and $26.6 million at June 30, 2019 and December 31, 2018, respectively.

The changes in our capital resources are summarized below (in thousands):

	June 30, 2019			December 31, 2018
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$357,057	$—	$357,057	$158,995	$—	$158,995
Dividends to shareholders	(44,145)	—	(44,145)	(88,228)	—	(88,228)
Change in net unrealized gains (losses) on debt securities	—	183,874	183,874	—	(136,261)	(136,261)
Foreign currency transaction and translation adjustment	—	590	590	—	(900)	(900)
Defined benefit pension plan adjustment	—	2,911	2,911	—	22,326	22,326
Cumulative effect of accounting change	785	(785)	—	687,051	(627,119)	59,932
Other	300	—	300	(5,375)	—	(5,375)
Total	$313,997	$186,590	$500,587	$752,443	$(741,954)	$10,489
Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2019 and December 31, 2018, American National Insurance Company’s statutory capital and surplus was $3,403,062,000 and $3,162,808,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2019 and December 31, 2018 substantially above 200% of the authorized control level.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit Number	Basic Documents

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed February 23, 2018).

10.10	Amendments Three and Four to the American National Family of Companies Executive Supplemental Savings Plan (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following unaudited financial information from American National Insurance Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2019 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
Date: August 6, 2019