Form 10-Q
period 2019-09-30
AMERICAN NATIONAL INSURANCE CO
filed 2019-11-05
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, there were 26,887,200 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $9,063,688 and $8,130,084)	$8,715,569	$8,211,449
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,545,358 and $6,261,621)	6,826,245	6,215,563
Equity securities, at fair value (Cost $700,727 and $714,504)	1,678,657	1,530,228
Mortgage loans on real estate, net of allowance	4,936,605	5,124,707
Policy loans	380,018	376,254
Investment real estate, net of accumulated depreciation of $250,302 and $267,920	556,503	587,516
Short-term investments	398,948	206,760
Other invested assets	63,034	50,087
Total investments	23,555,579	22,302,564
Cash and cash equivalents	436,307	268,164
Investments in unconsolidated affiliates	666,654	571,897
Accrued investment income	191,660	188,630
Reinsurance recoverables	434,793	427,475
Prepaid reinsurance premiums	51,140	53,622
Premiums due and other receivables	361,694	345,705
Deferred policy acquisition costs	1,437,200	1,497,261
Property and equipment, net of accumulated depreciation of $251,832 and $236,922	107,071	109,472
Current tax receivable	14,189	8,855
Prepaid pension	63,822	57,117
Other assets	173,040	163,222
Separate account assets	1,025,370	918,369
Total assets	$28,518,519	$26,912,353
LIABILITIES
Future policy benefits
Life	$3,071,530	$3,047,421
Annuity	1,586,823	1,524,006
Health	50,185	51,347
Policyholders’ account balances	13,040,007	12,461,833
Policy and contract claims	1,492,965	1,481,294
Unearned premium reserve	960,612	908,856
Other policyholder funds	353,098	318,948
Liability for retirement benefits	71,856	73,631
Notes payable	159,043	137,963
Deferred tax liabilities, net	392,165	264,185
Other liabilities	483,157	452,985
Separate account liabilities	1,025,370	918,369
Total liabilities	22,686,811	21,640,838
EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, - Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,887,200 and 26,885,449 shares	30,832	30,832
Additional paid-in capital	20,991	20,694
Accumulated other comprehensive income (loss)	85,444	(99,738)
Retained earnings	5,797,783	5,413,952
Treasury stock, at cost	(108,469)	(108,492)
Total American National stockholders’ equity	5,826,581	5,257,248
Noncontrolling interest	5,127	14,267
Total equity	5,831,708	5,271,515
Total liabilities and equity	$28,518,519	$26,912,353
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums
Life	$93,079	$91,176	$265,634	$257,147
Annuity	41,305	47,296	137,434	185,140
Health	40,676	45,154	121,581	135,039
Property and casualty	382,784	374,842	1,125,704	1,086,862
Other policy revenues	76,784	70,840	226,178	213,317
Net investment income	246,620	285,532	796,696	740,942
Net realized investment gains (losses)	31,933	(1,276)	31,943	4,775
Other-than-temporary impairments	—	—	(6,968)	—
Net gains on equity securities	8,589	126,495	282,026	150,487
Other income	10,730	12,177	32,642	33,973
Total premiums and other revenues	932,500	1,052,236	3,012,870	2,807,682
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	113,652	119,816	327,579	315,320
Annuity	59,699	64,153	191,248	231,002
Claims incurred
Health	28,567	29,751	81,042	90,201
Property and casualty	280,695	272,885	790,447	795,501
Interest credited to policyholders’ account balances	106,782	133,418	371,703	309,694
Commissions for acquiring and servicing policies	128,689	138,979	408,629	433,412
Other operating expenses	128,502	118,761	391,645	373,102
Change in deferred policy acquisition costs	1,548	(8,794)	(22,391)	(45,876)
Total benefits, losses and expenses	848,134	868,969	2,539,902	2,502,356
Income before federal income tax and other items	84,366	183,267	472,968	305,326
Less: Provision (benefit) for federal income taxes
Current	4,433	(39,937)	32,444	(26,404)
Deferred	18,042	59,156	79,356	68,769
Total provision for federal income taxes	22,475	19,219	111,800	42,365
Income after federal income tax	61,891	164,048	361,168	262,961
Equity in earnings of unconsolidated affiliates	45,075	13,029	102,325	18,905
Other components of net periodic pension costs, net of tax	(1,023)	(1,236)	(2,808)	(3,705)
Net income	105,943	175,841	460,685	278,161
Less: Net income attributable to noncontrolling interest, net of tax	13,759	2,377	11,444	1,781
Net income attributable to American National	$92,184	$173,464	$449,241	$276,380
Amounts available to American National common stockholders
Earnings per share
Basic	$3.43	$6.45	$16.71	$10.28
Diluted	3.43	6.44	16.71	10.26
Cash dividends to common stockholders	0.82	0.82	2.46	2.46
Weighted average common shares outstanding	26,881,700	26,886,498	26,883,025	26,886,299
Weighted average common shares outstanding and dilutive potential common shares	26,888,172	26,893,013	26,889,338	26,923,540
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$105,943	$175,841	$460,685	$278,161
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	(2,569)	(14,395)	181,305	(142,116)
Foreign currency transaction and translation adjustments	(293)	(181)	297	(681)
Defined benefit pension plan adjustment	1,454	1,601	4,365	3,991
Total other comprehensive income (loss), net of tax	(1,408)	(12,975)	185,967	(138,806)
Total comprehensive income	104,535	162,866	646,652	139,355
Less: Comprehensive income attributable to noncontrolling interest	13,759	2,377	11,444	1,781
Total comprehensive income attributable to American National	$90,776	$160,489	$635,208	$137,574
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	86,774	—	—	—	86,774
Net income attributable to American National	—	—	—	258,217	—	—	258,217
Cash dividends to common stockholders	—	—	—	(22,101)	—	—	(22,101)
Contributions	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	(419)	(419)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,350)	(1,350)
Balance at March 31, 2019	$30,832	$20,951	$(13,749)	$5,650,853	$(108,469)	$12,501	$5,592,919
Amortization of restricted stock	—	20	—	—	—	—	20
Other comprehensive income	—	—	100,601	—	—	—	100,601
Net income attributable to American National	—	—	—	98,840	—	—	98,840
Cash dividends to common stockholders	—	—	—	(22,044)	—	—	(22,044)
Contributions	—	—	—	—	—	168	168
Distributions	—	—	—	—	—	(1,957)	(1,957)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(965)	(965)
Balance at June 30, 2019	$30,832	$20,971	$86,852	$5,727,649	$(108,469)	$9,747	$5,767,582
Amortization of restricted stock	—	20	—	—	—	—	20
Other comprehensive loss	—	—	(1,408)	—	—	—	(1,408)
Net income attributable to American National	—	—	—	92,184	—	—	92,184
Cash dividends to common stockholders	—	—	—	(22,050)	—	—	(22,050)
Contributions	—	—	—	—	—	56	56
Distributions	—	—	—	—	—	(18,435)	(18,435)
Net income attributable to noncontrolling interest	—	—	—	—	—	13,759	13,759
Balance at September 30, 2019	$30,832	$20,991	$85,444	$5,797,783	$(108,469)	$5,127	$5,831,708
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$30,832	$19,193	$642,216	$4,656,134	$(101,616)	$9,012	$5,255,771
Reissuance of treasury shares	—	675	—	—	70	—	745
Amortization of restricted stock	—	201	—	—	—	—	201
Cumulative effect of accounting changes	—	—	(637,376)	697,307	—	—	59,931
Other comprehensive loss	—	—	(90,910)	—	—	—	(90,910)
Net income attributable to American National	—	—	—	18,777	—	—	18,777
Cash dividends to common stockholders	—	—	—	(22,089)	—	—	(22,089)
Distributions	—	—	—	—	—	(397)	(397)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(519)	(519)
Balance at March 31, 2018	$30,832	$20,069	$(86,070)	$5,350,129	$(101,546)	$8,096	$5,221,510
Reissuance of treasury shares	—	498	—	—	(6,946)	—	(6,448)
Amortization of restricted stock	—	83	—	—	—	—	83
Cumulative effect of accounting changes	—	—	10,257	(10,257)	—	—	—
Other comprehensive loss	—	—	(34,921)	—	—	—	(34,921)
Net income attributable to American National	—	—	—	84,139	—	—	84,139
Cash dividends to common stockholders	—	—	—	(22,046)	—	—	(22,046)
Distributions	—	—	—	—	—	(173)	(173)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(77)	(77)
Balance at June 30, 2018	$30,832	$20,650	$(110,734)	$5,401,965	$(108,492)	$7,846	$5,242,067
Amortization of restricted stock	—	23	—	—	—	—	23
Other comprehensive loss	—	—	(12,975)	—	—	—	(12,975)
Net income attributable to American National	—	—	—	173,464	—	—	173,464
Cash dividends to common stockholders	—	—	—	(22,046)	—	—	(22,046)
Distributions	—	—	—	—	—	(1,240)	(1,240)
Net income attributable to noncontrolling interest	—	—	—	—	—	2,377	2,377
Balance at September 30, 2018	$30,832	$20,673	$(123,709)	$5,553,383	$(108,492)	$8,983	$5,381,670
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$460,685	$278,161
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(31,943)	(4,775)
Other-than-temporary impairments	6,968	—
Accretion of premiums, discounts and loan origination fees	(3,862)	(4,303)
Net capitalized interest on policy loans and mortgage loans	(25,719)	(29,250)
Depreciation	40,760	39,241
Interest credited to policyholders’ account balances	371,703	309,694
Charges to policyholders’ account balances	(226,178)	(213,317)
Deferred federal income tax expense	79,356	68,769
Equity in earnings of unconsolidated affiliates	(102,325)	(18,905)
Distributions from equity method investments	103,128	16,375
Changes in
Policyholder liabilities	168,352	281,596
Deferred policy acquisition costs	(22,391)	(45,876)
Reinsurance recoverables	(7,318)	(41,536)
Premiums due and other receivables	(15,989)	(63,272)
Prepaid reinsurance premiums	2,483	7,587
Accrued investment income	(3,030)	1,249
Current tax receivable/payable	(5,335)	1,454
Liability for retirement benefits	(2,956)	(63,249)
Fair value of option securities	(95,885)	(58,396)
Fair value of equity securities	(282,026)	(150,487)
Other, net	(13,282)	53,782
Net cash provided by operating activities	395,196	364,542
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	502,141	492,160
Available-for-sale securities	329,489	348,149
Equity securities	178,817	164,413
Investment real estate	64,459	11,577
Mortgage loans	626,449	467,040
Policy loans	33,096	42,071
Other invested assets	53,350	84,846
Disposals of property and equipment	69	93
Distributions from unconsolidated affiliates	78,014	35,684
Payment for the purchase/origination of
Held-to-maturity securities	(1,121,049)	(1,011,398)
Available-for-sale securities	(458,635)	(436,877)
Equity securities	(49,016)	(40,981)
Investment real estate	(22,218)	(35,583)
Mortgage loans	(419,144)	(834,877)
Policy loans	(19,935)	(18,268)
Other invested assets	(46,221)	(61,407)
Additions to property and equipment	(16,094)	(13,527)
Contributions to unconsolidated affiliates	(194,846)	(100,567)
Change in short-term investments	(192,188)	441,544
Change in collateral held for derivatives	75,827	40,243
Other, net	3,857	(5,795)
Net cash used in investing activities	(593,778)	(431,460)
FINANCING ACTIVITIES
Policyholders’ account deposits	1,559,231	1,378,325
Policyholders’ account withdrawals	(1,126,580)	(1,012,522)
Change in notes payable	21,080	45
Dividends to stockholders	(66,195)	(66,182)
Payments to noncontrolling interest	(20,811)	(1,810)
Net cash provided by financing activities	366,725	297,856
NET INCREASE IN CASH AND CASH EQUIVALENTS	168,143	230,938
Beginning of the period	268,164	375,837
End of the period	$436,307	$606,775
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

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers," that superseded most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The Company’s revenues include premiums, other policy revenues, net investment income, realized investment gains, net gains on equity securities, and other income. Other income includes fee income which is recognized when obligations under the terms specified within a contract with a customer are either (1) satisfied at a point in time or (2) based upon the progress of completion measured over a period of time as the obligation is performed using the input method. The Company adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The majority of our revenue sources are insurance related and not in the scope of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2019.

Note 3 – Recently Issued Accounting Pronouncements - (Continued)

In January 2016, the FASB issued ("ASU") 2016-01, "Financial Instruments," which changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value with the changes in fair value recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, cumulative unrealized gains on equity securities, net of tax, of $667.7 million, partially offset by $30.4 million participating policyholders’ interest in such gains, net of tax, were reclassified from accumulated other comprehensive income to retained earnings. In April 2018, an additional $10.2 million deferred policy acquisition cost adjustment, net of tax, related to net unrealized gains and losses on equity securities, was reclassified from accumulated other comprehensive income to retained earnings. The change in net gains on equity securities increased earnings by $222.8 million and $118.9 million, net of tax, for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 3 – Recently Issued Accounting Pronouncements - (Continued)

In August 2018, the FASB issued ASU 2018-12, “Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts,” that impacts financial reporting for insurance companies that issue long-duration contracts. The guidance will improve the timeliness of recognizing changes in the liability for future policy benefits for traditional and limited payment long-duration contracts and will modify the rate used to discount future cash flows. The guidance will also simplify the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, simplify the amortization of deferred acquisition costs and add significant qualitative and quantitative disclosures. This standard will become effective for the Company for all annual and interim periods beginning January 1, 2022. This standard could have a material impact on our results of operations and financial position.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes certain defined benefit pension or other postretirement plan disclosures that are no longer cost beneficial, clarifies the specific requirements for each disclosure and adds disclosure requirements. This standard will become effective for the annual period ending December 31, 2020. The Company does not expect the adoption of this standard to have a material impact on our results of operations or financial position.

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

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	September 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$203,858	$6,969	$—	$210,827
Foreign governments	3,921	469	—	4,390
Corporate debt securities	8,152,982	336,960	(5,998)	8,483,944
Residential mortgage-backed securities	208,752	7,885	(629)	216,008
Collateralized debt securities	146,056	2,726	(263)	148,519
Total bonds held-to-maturity	8,715,569	355,009	(6,890)	9,063,688
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	29,510	477	(26)	29,961
U.S. states and political subdivisions	1,053,360	52,394	(9)	1,105,745
Foreign governments	5,000	1,361	—	6,361
Corporate debt securities	5,424,250	245,034	(19,934)	5,649,350
Residential mortgage-backed securities	23,699	933	(168)	24,464
Collateralized debt securities	9,539	825	—	10,364
Total bonds available-for-sale	6,545,358	301,024	(20,137)	6,826,245
Total investments in securities	$15,260,927	$656,033	$(27,027)	$15,889,933

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$245,360	$5,840	$(301)	$250,899
Foreign governments	3,961	469	—	4,430
Corporate debt securities	7,640,891	58,772	(150,834)	7,548,829
Residential mortgage-backed securities	315,306	7,237	(2,633)	319,910
Collateralized debt securities	5,214	71	—	5,285
Other debt securities	717	14	—	731
Total bonds held-to-maturity	8,211,449	72,403	(153,768)	8,130,084
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,304	338	(243)	28,399
U.S. states and political subdivisions	848,228	16,827	(3,025)	862,030
Foreign governments	5,000	1,210	—	6,210
Corporate debt securities	5,345,579	41,812	(103,573)	5,283,818
Residential mortgage-backed securities	31,735	424	(497)	31,662
Collateralized debt securities	2,775	675	(6)	3,444
Total bonds available-for-sale	6,261,621	61,286	(107,344)	6,215,563
Total investments in securities	$14,473,070	$133,689	$(261,112)	$14,345,647

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2019
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$541,108	$547,409	$437,371	$440,611
Due after one year through five years	3,890,976	4,018,966	3,076,222	3,188,171
Due after five years through ten years	3,373,279	3,546,108	2,440,494	2,580,319
Due after ten years	910,206	951,205	591,271	617,144
Total	$8,715,569	$9,063,688	$6,545,358	$6,826,245

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.
Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Proceeds from sales of fixed maturity available-for-sale securities	$14,921	$18,424	$15,205	$64,980
Gross realized gains	56	—	56	376
Gross realized losses	—	(569)	(23)	(1,156)

Gains and losses are determined using specific identification of the securities sold. During the nine months ended September 30, 2019 and 2018, bonds below investment grade with a carrying value of $157,939,000 and $34,850,000, respectively, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ credit worthiness. Further, during 2018, a bond with a carrying value of $38,221,000 was transferred from held-to-maturity to available-for-sale due to an isolated event that could not have been reasonably anticipated by the company. No realized loss was recorded in 2019 or 2018.
The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Nine months ended September 30,
	2019	2018
Bonds available-for-sale: change in unrealized gains (losses)	$326,945	$(232,433)
Adjustments for
Deferred policy acquisition costs	(82,587)	38,871
Participating policyholders’ interest	(14,989)	13,975
Deferred federal income tax benefit (expense)	(48,064)	37,471
Change in net unrealized gains (losses) on debt securities, net of tax	$181,305	$(142,116)
The components of the change in net gains on equity securities are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Unrealized gains on equity securities	$3,605	$133,825	$258,209	$145,687
Net gains (losses) on equity securities sold	4,984	(7,330)	23,817	4,800
Net gains on equity securities	$8,589	$126,495	$282,026	$150,487

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
Corporate debt securities	$(4,124)	$462,267	$(1,874)	$39,440	$(5,998)	$501,707
Residential mortgage-backed securities	(126)	54,250	(503)	6,638	(629)	60,888
Collateralized debt securities	(263)	37,757	—	—	(263)	37,757
Total bonds held-to-maturity	(4,513)	554,274	(2,377)	46,078	(6,890)	600,352
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(4)	4,076	(22)	8,280	(26)	12,356
U.S. states and political subdivisions	(9)	1,168	—	—	(9)	1,168
Corporate debt securities	(5,707)	162,194	(14,227)	214,102	(19,934)	376,296
Residential mortgage-backed securities	—	—	(168)	766	(168)	766
Total bonds available-for-sale	(5,720)	167,438	(14,417)	223,148	(20,137)	390,586
Total	$(10,233)	$721,712	$(16,794)	$269,226	$(27,027)	$990,938

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(301)	$22,605	$—	$—	$(301)	$22,605
Corporate debt securities	(90,931)	2,969,461	(59,903)	1,063,679	(150,834)	4,033,140
Residential mortgage-backed securities	(703)	58,119	(1,930)	57,661	(2,633)	115,780
Total bonds held-to-maturity	(91,935)	3,050,185	(61,833)	1,121,340	(153,768)	4,171,525
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(29)	9,741	(214)	13,478	(243)	23,219
U.S. states and political subdivisions	(1,274)	119,987	(1,751)	61,992	(3,025)	181,979
Corporate debt securities	(65,492)	2,383,548	(38,081)	572,600	(103,573)	2,956,148
Residential mortgage-backed securities	(54)	6,034	(443)	13,515	(497)	19,549
Collateralized debt securities	(2)	158	(4)	100	(6)	258
Total bonds available-for-sale	(66,851)	2,519,468	(40,493)	661,685	(107,344)	3,181,153
Total	$(158,786)	$5,569,653	$(102,326)	$1,783,025	$(261,112)	$7,352,678

As of September 30, 2019, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities – (Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	September 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$764,050	$795,776	5.0%	$690,009	$702,531	4.9%
AA	1,219,171	1,274,409	8.0	1,326,947	1,336,380	9.3
A	5,702,178	5,959,712	37.5	5,350,316	5,314,589	37.0
BBB	7,101,873	7,399,545	46.6	6,584,478	6,507,212	45.4
BB and below	473,655	460,491	2.9	521,320	484,935	3.4
Total	$15,260,927	$15,889,933	100.0%	$14,473,070	$14,345,647	100.0%

Equity securities by market sector distribution are shown below:

	September 30, 2019	December 31, 2018
Consumer goods	19.9%	21.1%
Energy and utilities	8.5	8.2
Finance	17.8	18.1
Healthcare	12.7	13.5
Industrials	8.1	9.0
Information technology	23.6	22.6
Other	9.4	7.5
Total	100.0%	100.0%

Note 5 – Mortgage Loans
Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	September 30, 2019	December 31, 2018
East North Central	13.5%	13.9%
East South Central	2.6	2.8
Mountain	22.3	20.0
Pacific	17.5	16.2
South Atlantic	12.3	12.1
West South Central	25.0	27.2
Other	6.8	7.8
Total	100.0%	100.0%

During the nine months ended September 30, 2019, American National foreclosed on two loans with a total recorded investment of $16,008,000 and no loans were in the process of foreclosure at September 30, 2019. For the year ended December 31, 2018, American National foreclosed on four loans with a total recorded investment of $22,608,000, and one loan with a total recorded investment of $7,363,000 was in the process of foreclosure. American National did not sell any loans during the nine months ended September 30, 2019 or during the year ended December 31, 2018.

Note 5 - Mortgage Loans - (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
September 30, 2019	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Industrial	$—	$—	$—	$—	$512,812	$512,812	10.3%
Office	—	—	—	—	1,610,410	1,610,410	32.5
Retail	—	—	—	—	842,237	842,237	17.0
Other	—	—	—	—	1,990,080	1,990,080	40.2
Total	$—	$—	$—	$—	$4,955,539	$4,955,539	100.0%
Allowance for loan losses						(18,934)
Total, net of allowance						$4,936,605
December 31, 2018
Industrial	$—	$—	$—	$—	$761,294	$761,294	14.8%
Office	—	—	—	—	1,747,926	1,747,926	34.0
Retail	—	—	—	—	896,429	896,429	17.4
Other	—	4,000	18,888	22,888	1,717,503	1,740,391	33.8
Total	$—	$4,000	$18,888	$22,888	$5,123,152	$5,146,040	100.0%
Allowance for loan losses						(21,333)
Total, net of allowance						$5,124,707

There were no unamortized purchase discounts as of September 30, 2019 or during the year ended December 31, 2018. Total mortgage loans were net of unamortized origination fees of $28,335,000 and $31,586,000 at September 30, 2019 and December 31, 2018, respectively. No unearned income is included in these amounts.
Allowance for Credit Losses
A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Mortgage loans with temporary difficulties are not considered impaired when the borrower has the financial capacity to fund revenue shortfalls from the properties for the foreseeable future. Individual valuation allowances are established for impaired loans to reduce the carrying value to the estimated fair value of the collateral. Loans not evaluated individually for collectability are segregated by property-type and location, and allowance factors are applied. These factors are developed based on historical loss experience adjusted for the expected trend in the rate of foreclosure losses. Allowance factors are higher for loans of certain property types and in certain regions based on loss experience or a blended historical loss factor.
The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Beginning balance at January 1, 2019	449	$5,128,417	$18,607	2	$17,623	$2,726	451	$5,146,040	$21,333
Change in allowance	—	—	(167)	—	—	(2,232)	—	—	(2,399)
Net change in recorded investment	(28)	(173,371)	—	(1)	(17,129)	—	(29)	(190,500)	—
Ending balance at September 30, 2019	421	$4,955,046	$18,440	1	$494	$494	422	$4,955,540	$18,934

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
Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Nine months ended September 30,
	2019			2018
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification
Office	1	$9,271	$9,271	1	$5,164	$5,164
Retail	2	41,354	41,354	—	—	—
Total	3	$50,625	$50,625	1	$5,164	$5,164

There were three loans determined to be a troubled debt restructuring for the nine months ended September 30, 2019. There were no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented.

Note 6 – Real Estate and Other Investments
Investment real estate by property-type and geographic distribution are as follows:

	September 30, 2019	December 31, 2018
Industrial	12.5%	13.1%
Office	39.7	37.3
Retail	39.0	37.0
Other	8.8	12.6
Total	100.0%	100.0%

	September 30, 2019	December 31, 2018
East North Central	5.8%	5.6%
East South Central	6.2	5.4
Mountain	12.4	11.9
Pacific	7.4	7.3
South Atlantic	15.1	13.8
West South Central	50.6	53.8
Other	2.5	2.2
Total	100.0%	100.0%

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

Note 6 – Real Estate and Other Investments – (Continued)

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	September 30, 2019	December 31, 2018
Investment real estate	$136,355	$141,843
Short-term investments	501	500
Cash and cash equivalents	9,633	10,392
Other receivables	4,345	3,939
Other assets	14,439	13,231
Total assets of consolidated VIEs	$165,273	$169,905
Notes payable	$159,043	$137,963
Other liabilities	8,841	7,145
Total liabilities of consolidated VIEs	$167,884	$145,108

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $6,071,000 and $26,635,000 at September 30, 2019 and December 31, 2018, respectively.
The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	September 30, 2019	December 31, 2018
LIBOR	2021	$10,840	$10,834
4.18% fixed	2024	65,728	42,399
4% fixed	2022	82,475	84,730
Total		$159,043	$137,963

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$326,537	$326,537	$330,730	$330,730
Mortgage loans	590,432	590,432	633,533	633,533
Accrued investment income	2,018	2,018	2,191	2,191

As of September 30, 2019, one real estate investment with a carrying value of $3,364,000 met the criteria as held-for-sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	September 30, 2019			December 31, 2018
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value

Equity-indexed options	Other invested assets	483	$2,587,000	$224,184	493	$2,391,000	$148,006
Equity-indexed embedded derivative	Policyholders’ account balances	99,767	2,484,968	691,766	90,440	2,327,769	596,075

Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Equity-indexed options	Net investment income	$6,278	$50,943	$95,888	$58,576
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(11,462)	(52,797)	(105,873)	(56,960)

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

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		September 30, 2019
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$52,648	$24,363	$28,000	$52,363	$52,363	$—	$285
Credit Suisse	Baa2/BBB+	2,345	2,110	—	2,110	2,110	—	235
Goldman-Sachs	A3/BBB+	934	930	—	930	930	—	4
ING	Baa1/A-	28,587	13,110	16,000	29,110	28,587	523	—
Morgan Stanley	A3/BBB+	27,802	18,716	9,000	27,716	27,716	—	86
NATIXIS*	A1/A+	27,069	27,160	—	27,160	27,069	91	—
SunTrust	Baa1/BBB+	54,475	36,690	17,000	53,690	53,669	21	806
Wells Fargo	A2/A-	30,324	15,370	15,000	30,370	30,247	123	77
Total		$224,184	$138,449	$85,000	$223,449	$222,691	$758	$1,493

		December 31, 2018
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$38,905	$11,063	$28,041	$39,104	$38,905	$199	$—
Goldman-Sachs	A3/BBB+	615	670	—	670	615	55	—
ING	Baa1/A-	24,183	7,960	16,023	23,983	23,983	—	200
Morgan Stanley	A3/BBB+	11,649	2,046	9,013	11,059	11,059	—	590
NATIXIS*	A1/A+	26,786	27,610	—	27,610	26,786	824	—
SunTrust	Baa1/BBB+	23,488	6,520	17,025	23,545	23,464	81	24
Wells Fargo	A2/A-	22,380	7,030	15,022	22,052	22,052	—	328
Total		$148,006	$62,899	$85,124	$148,023	$146,864	$1,159	$1,142

*	Includes collateral restrictions.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Bonds	$154,322	$141,045	$452,786	$423,669
Dividends on equity securities	7,985	10,387	25,292	30,725
Mortgage loans	64,753	64,741	191,110	187,608
Real estate	1,005	2,783	7,310	11,278
Options	6,278	50,943	95,888	58,576
Other invested assets	12,277	15,633	24,310	29,086
Total	$246,620	$285,532	$796,696	$740,942

Net realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Bonds	$6,075	$1,858	$11,288	$8,595
Mortgage loans	(2,097)	(2,279)	(2,186)	(2,833)
Real estate	27,388	(886)	24,502	(1,000)
Other invested assets	567	31	(1,661)	13
Total	$31,933	$(1,276)	$31,943	$4,775
Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Bonds	$—	$—	$(6,968)	$—

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,715,569	$9,063,688	$8,211,449	$8,130,084
Fixed maturity securities, bonds available-for-sale	6,826,245	6,826,245	6,215,563	6,215,563
Equity securities	1,678,657	1,678,657	1,530,228	1,530,228
Equity-indexed options	224,184	224,184	148,006	148,006
Mortgage loans on real estate, net of allowance	4,936,605	5,056,220	5,124,707	5,049,468
Policy loans	380,018	380,018	376,254	376,254
Short-term investments	398,948	398,948	206,760	206,760
Separate account assets ($1,008,309 and $905,824 included in fair value hierarchy)	1,025,370	1,025,370	918,369	918,369
Separately managed accounts	40,093	40,093	16,532	16,532
Total financial assets	$24,225,689	$24,693,423	$22,747,868	$22,591,264
Financial liabilities
Investment contracts	$10,394,516	$10,394,516	$10,003,990	$10,003,990
Embedded derivative liability for equity-indexed contracts	691,766	691,766	596,075	596,075
Notes payable	159,043	159,043	137,963	137,963
Separate account liabilities ($1,008,309 and $905,824 included in fair value hierarchy)	1,025,370	1,025,370	918,369	918,369
Total financial liabilities	$12,270,695	$12,270,695	$11,656,397	$11,656,397

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

•
Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At September 30, 2019 and December 31, 2018, the one year implied volatility used to estimate embedded derivative value was 14.7% and 23.2%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	September 30, 2019	December 31, 2018	Unobservable Input	September 30, 2019	December 31, 2018
Indexed Annuities	$675.4	$592.8	Lapse Rate	1-70%	1-70%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	11-46%	19-26%
Indexed Life	16.4	3.3	Equity Volatility	11-46%	19-26%

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of September 30, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$29,961	$—	$29,961	$—
U.S. states and political subdivisions	1,105,745	—	1,105,745	—
Foreign governments	6,361	—	6,361	—
Corporate debt securities	5,649,350	—	5,645,117	4,233
Residential mortgage-backed securities	24,464	—	24,464	—
Collateralized debt securities	10,364	—	10,364	—
Total bonds available-for-sale	6,826,245	—	6,822,012	4,233
Equity securities
Common stock	1,657,070	1,657,070	—	—
Preferred stock	21,587	21,124	—	463
Total equity securities	1,678,657	1,678,194	—	463
Options	224,184	—	—	224,184
Short-term investments	398,948	—	398,948	—
Separate account assets	1,008,309	253,925	754,384	—
Separately managed accounts	40,093	—	—	40,093
Total financial assets	$10,176,436	$1,932,119	$7,975,344	$268,973
Financial liabilities
Embedded derivative liability for equity-indexed contracts	$691,766	$—	$—	$691,766
Separate account liabilities	1,008,309	253,925	754,384	—
Total financial liabilities	$1,700,075	$253,925	$754,384	$691,766

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$28,399	$—	$28,399	$—
U.S. states and political subdivisions	862,030	—	862,030	—
Foreign governments	6,210	—	6,210	—
Corporate debt securities	5,283,818	—	5,279,585	4,233
Residential mortgage-backed securities	31,662	—	31,662	—
Collateralized debt securities	3,444	—	3,444	—
Total bonds available-for-sale	6,215,563	—	6,211,330	4,233
Equity securities
Common stock	1,509,186	1,509,073	—	113
Preferred stock	21,042	21,042	—	—
Total equity securities	1,530,228	1,530,115	—	113
Options	148,006	—	—	148,006
Short-term investments	206,760	—	206,760	—
Separate account assets	905,824	227,448	678,376	—
Separately managed accounts	16,532	—	—	16,532
Total financial assets	$9,022,913	$1,757,563	$7,096,466	$168,884
Financial liabilities
Embedded derivative liability for equity-indexed contracts	$596,075	$—	$—	$596,075
Separate account liabilities	905,824	227,448	678,376	—
Total financial liabilities	$1,501,899	$227,448	$678,376	$596,075

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Assets		Liability	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance	$4,346	$231,044	$695,676	$4,346	$148,006	$596,075
Net gain for derivatives included in net investment income	—	6,278	—	—	95,888	—
Net change included in interest credited	—	—	11,462	—	—	105,873
Purchases, sales and settlements or maturities
Purchases	463	17,029	—	463	55,797	—
Sales	(113)	(13,397)	—	(113)	(13,397)	—
Settlements or maturities	—	(16,770)	—	—	(62,110)	—
Premiums less benefits	—	—	(15,372)	—	—	(10,182)
Ending balance at September 30, 2019	$4,696	$224,184	$691,766	$4,696	$224,184	$691,766

	Level 3
	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Assets		Liability	Assets		Liability
	Investment Securities	Equity-Indexed Options	Embedded Derivative	Investment Securities	Equity-Indexed Options	Embedded Derivative
Beginning balance	$—	$217,341	$592,913	$—	$220,190	$512,526
Net gain for derivatives included in net investment income	—	50,866	—	—	58,433	—
Net change included in interest credited	—	—	52,797	—	—	56,960
Purchases, sales and settlements or maturities
Purchases	4,233	15,195	—	4,233	58,207	—
Settlements or maturities	—	(26,433)	—	—	(79,861)	—
Premiums less benefits	—	—	6,426	—	—	82,650
Ending balance at September 30, 2018	$4,233	$256,969	$652,136	$4,233	$256,969	$652,136

Within the net gain for derivatives included in net investment income were unrealized gains of $79,991,000 and $18,868,000, relating to assets still held at September 30, 2019, and 2018, respectively.
There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. Unless information is obtained from the brokers that indicate observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of September 30, 2019.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	September 30, 2019
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$203,858	$210,827
Foreign governments	Level 2	3,921	4,390
Corporate debt securities	Level 2	8,148,982	8,479,945
Corporate debt securities	Level 3	4,000	4,000
Residential mortgage-backed securities	Level 2	208,752	216,007
Collateralized debt securities	Level 2	146,056	148,519
Total fixed maturity securities, bonds held-to-maturity		8,715,569	9,063,688
Mortgage loans on real estate, net allowance	Level 3	4,936,605	5,056,220
Policy loans	Level 3	380,018	380,018
Total financial assets		$14,032,192	$14,499,926
Financial liabilities
Investment contracts	Level 3	$10,394,516	$10,394,516
Notes payable	Level 3	159,043	159,043
Total financial liabilities		$10,553,559	$10,553,559

	December 31, 2018
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$245,360	$250,899
Foreign governments	Level 2	3,961	4,430
Corporate debt securities	Level 2	7,640,891	7,548,829
Residential mortgage-backed securities	Level 2	315,306	319,910
Collateralized debt securities	Level 2	5,214	5,285
Other debt securities	Level 2	717	731
Total fixed maturity securities, bonds held-to-maturity		8,211,449	8,130,084
Mortgage loans on real estate, net allowance	Level 3	5,124,707	5,049,468
Policy loans	Level 3	376,254	376,254
Total financial assets		$13,712,410	$13,555,806
Financial liabilities
Investment contracts	Level 3	$10,003,990	$10,003,990
Notes payable	Level 3	137,963	137,963
Total financial liabilities		$10,141,953	$10,141,953

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2019	$839,133	$499,588	$33,960	$124,580	$1,497,261
Additions	98,812	61,779	7,629	235,785	404,005
Amortization	(79,692)	(61,396)	(8,548)	(231,978)	(381,614)
Effect of change in unrealized gains on available-for-sale debt securities	(12,799)	(69,653)	—	—	(82,452)
Net change	6,321	(69,270)	(919)	3,807	(60,061)
Ending balance at September 30, 2019	$845,454	$430,318	$33,041	$128,387	$1,437,200

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
Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2019	2018
Unpaid claims balance, beginning	$1,305,396	$1,218,652
Less reinsurance recoverables	254,466	241,301
Net beginning balance	1,050,930	977,351
Incurred related to
Current	917,048	897,901
Prior years	(47,048)	(11,101)
Total incurred claims	870,000	886,800
Paid claims related to
Current	482,729	481,199
Prior years	370,807	338,946
Total paid claims	853,536	820,145
Net balance	1,067,394	1,044,005
Plus reinsurance recoverables	247,174	266,780
Unpaid claims balance, ending	$1,314,568	$1,310,785

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by $47,048,000 during the first nine months of 2019 and decreased by $11,101,000 during the same period in 2018. The favorable development in 2019 was a reflection of lower-than-anticipated losses in the workers compensation and agribusiness lines of business. The decrease for the first nine months in 2018 reflects lower-than-anticipated losses in our workers compensation, other commercial, business owner and commercial package policy line of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at September 30, 2019 was $21,362,000.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$17,717	13.7%	$38,486	20.0%	$99,323	17.3%	$64,118	19.8%
Tax on equity in earnings of unconsolidated affiliates	9,465	7.3	2,736	1.0	21,488	3.7	3,970	1.2
Total expected income tax expense at the statutory rate	27,182	21.0	41,222	21.0	120,811	21.0	68,088	21.0
Tax-exempt investment income	(1,027)	(0.8)	(830)	(0.4)	(2,945)	(0.5)	(2,509)	(0.8)
Deferred tax change	—	—	—	—	—	—	(909)	(0.3)
Dividend exclusion	(817)	(0.6)	(1,064)	(0.5)	(2,598)	(0.4)	(3,050)	(0.9)
Miscellaneous tax credits, net	(1,521)	(1.2)	(1,252)	(0.6)	(6,512)	(1.1)	(5,994)	(1.8)
Low income housing tax credit expense	1,324	1.0	1,251	0.6	4,265	0.7	3,755	1.2
Noncontrolling interest	(2,284)	(1.8)	—	—	(2,284)	(0.4)	—	—
Change in valuation allowance	70	0.1	—	—	235	—	2,700	0.8
Tax accrual adjustment	—	—	(2,893)	(1.5)	—	—	(2,893)	(0.9)
Return to provision	—	—	(18,332)	(9.3)	—	—	(18,332)	(5.7)
Other items, net	(452)	(0.3)	1,117	0.8	828	0.1	1,509	0.5
Provision for federal income taxes	$22,475	17.4%	$19,219	10.1%	$111,800	19.4%	$42,365	13.1%
American National made income tax payments of $58,940,000 and $15,064,000 during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, American National had a capital loss carryforward of $575,000. Alternative minimum tax and general business credit carryforwards have been fully utilized. The capital loss carryforward will expire in 2022, if not utilized.

American National’s federal income tax returns for years 2016 to 2018 are subject to examination by the Internal Revenue Service. Tax returns for 2013 to 2015 are subject to examination with certain limitations. In April 2019, American National received notice from the Internal Revenue Service of its intent to audit tax years 2013 to 2016. The audit is ongoing. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. As of September 30, 2019, American National had no provision for uncertain tax positions and no provision for penalties or interest were established. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2019	$(42,469)	$(54,236)	$(3,033)	$(99,738)
Amounts reclassified from AOCI (net of tax expense $401 and $1,160)	1,510	4,365	—	5,875
Unrealized holding gains arising during the period (net of tax expense $68,285)	256,880	—	—	256,880
Unrealized adjustment to DAC (net of tax benefit $17,343)	(65,244)	—	—	(65,244)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,148)	(11,841)	—	—	(11,841)
Foreign currency adjustment (net of tax expense $79)	—	—	297	297
Cumulative effect of changes in accounting	16,164	(16,491)	(458)	(785)
Ending balance at September 30, 2019	$155,000	$(66,362)	$(3,194)	$85,444
Beginning balance at January 1, 2018	$716,878	$(72,772)	$(1,890)	$642,216
Amounts reclassified from AOCI (net of tax benefit $606 and expense $1,061)	(2,282)	3,991	—	1,709
Unrealized holding losses arising during the period (net of tax benefit $47,963)	(181,582)	—	—	(181,582)
Unrealized adjustment to DAC (net of tax expense $8,163)	30,708	—	—	30,708
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,935)	11,040	—	—	11,040
Foreign currency adjustment (net of tax benefit $181)	—	—	(681)	(681)
Cumulative effect of changes in accounting (net of tax benefit $334,955)	(627,119)	—	—	(627,119)
Ending balance at September 30, 2018	$(52,357)	$(68,781)	$(2,571)	$(123,709)

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	September 30, 2019	December 31, 2018
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,945,249)	(3,947,000)
Outstanding shares	26,887,200	26,885,449
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,875,449

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	335	$84.41	10,000	$80.05	18,316	$111.12
Granted	—	—	—	—	8,250	113.19
Exercised	—	—	—	—	(18,316)	111.12
Forfeited	—	—	—	—	—	—
Expired	(269)	77.90	—	—	—	—
Outstanding at September 30, 2019	66	$110.83	10,000	$80.05	8,250	$113.19

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.59	3.42	0.59
Exercisable shares	66	N/A	N/A
Weighted-average exercise price	$110.83	$80.05	$111.12
Weighted-average exercise price exercisable shares	110.83	N/A	N/A
Compensation expense (credit)
Three months ended September 30, 2019	$1,000	$20,000	$154,000
Three months ended September 30, 2018	7,000	24,000	371,000
Nine months ended September 30, 2019	$(14,000)	$60,000	$1,094,000
Nine months ended September 30, 2018	(27,000)	308,000	920,000
Fair value of liability award
September 30, 2019	$1,000	N/A	$1,021,000
December 31, 2018	33,000	N/A	2,426,000

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding	26,881,700	26,886,498	26,883,025	26,886,299
Incremental shares from RS awards and RSUs	6,472	6,515	6,313	37,241
Total shares for diluted calculations	26,888,172	26,893,013	26,889,338	26,923,540
Net income attributable to American National (in thousands)	$92,184	$173,464	$449,241	$276,380
Basic earnings per share	$3.43	$6.45	$16.71	$10.28
Diluted earnings per share	$3.43	$6.44	$16.71	$10.26

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)

Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2019 and December 31, 2018, American National Insurance Company’s statutory capital and surplus was $3,552,712,000 and $3,162,808,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2019 and December 31, 2018, substantially above 200% of the authorized control level.
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
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $68,527,000 and $69,787,000 at September 30, 2019 and December 31, 2018, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the Company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30, 2019	December 31, 2018
Statutory capital and surplus
Life insurance entities	$2,268,400	$1,989,586
Property and casualty insurance entities	1,295,544	1,183,913

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Statutory net income
Life insurance entities	$26,498	$9,537	$32,196	$25,650
Property and casualty insurance entities	15,626	21,382	66,090	30,611

Dividends
We paid a dividend of $0.82 for the three months ended September 30, 2019 and December 31, 2018. We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
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
Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling equity of $6,750,000 at September 30, 2019 and December 31, 2018.
American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling deficit of $1,623,000 and noncontrolling equity of $7,517,000 at September 30, 2019 and December 31, 2018, respectively.

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

•	Expenses are charged to segments through direct identification and allocations based upon various factors.

Note 15 – Segment Information – (Continued)

The results of operations measured as the income before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended September 30, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$93,079	$41,305	$40,676	$382,784	$—	$557,844
Other policy revenues	72,446	4,338	—	—	—	76,784
Net investment income	61,961	141,684	2,381	16,357	24,237	246,620
Net realized investment gains	—	—	—	—	31,933	31,933
Net gains on equity securities	—	—	—	—	8,589	8,589
Other income	441	653	5,021	3,137	1,478	10,730
Total premiums and other revenues	227,927	187,980	48,078	402,278	66,237	932,500
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	113,652	59,699	—	—	—	173,351
Claims incurred	—	—	28,567	280,695	—	309,262
Interest credited to policyholders’ account balances	22,045	84,737	—	—	—	106,782
Commissions for acquiring and servicing policies	42,023	13,368	7,405	65,893	—	128,689
Other operating expenses	46,873	12,264	9,504	50,111	9,750	128,502
Change in deferred policy acquisition costs	(5,080)	7,006	258	(636)	—	1,548
Total benefits, losses and expenses	219,513	177,074	45,734	396,063	9,750	848,134
Income before federal income tax and other items	$8,414	$10,906	$2,344	$6,215	$56,487	$84,366

	Three months ended September 30, 2018
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$91,176	$47,296	$45,154	$374,842	$—	$558,468
Other policy revenues	67,260	3,580	—	—	—	70,840
Net investment income	65,875	174,771	2,233	15,629	27,024	285,532
Net realized investment losses	—	—	—	—	(1,276)	(1,276)
Net gains on equity securities	—	—	—	—	126,495	126,495
Other income	492	624	6,631	3,399	1,031	12,177
Total premiums and other revenues	224,803	226,271	54,018	393,870	153,274	1,052,236
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	119,816	64,153	—	—	—	183,969
Claims incurred	—	—	29,751	272,885	—	302,636
Interest credited to policyholders’ account balances	19,537	113,881	—	—	—	133,418
Commissions for acquiring and servicing policies	39,813	18,515	8,516	72,135	—	138,979
Other operating expenses	45,467	11,350	10,829	45,277	5,838	118,761
Change in deferred policy acquisition costs	(4,458)	(1,376)	466	(3,426)	—	(8,794)
Total benefits, losses and expenses	220,175	206,523	49,562	386,871	5,838	868,969
Income before federal income tax and other items	$4,628	$19,748	$4,456	$6,999	$147,436	$183,267

Note 15 – Segment Information – (Continued)

	Nine months ended September 30, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$265,634	$137,434	$121,581	$1,125,704	$—	$1,650,353
Other policy revenues	213,300	12,878	—	—	—	226,178
Net investment income	194,633	487,750	7,177	48,085	59,051	796,696
Net realized investment gains	—	—	—	—	24,975	24,975
Net gains on equity securities	—	—	—	—	282,026	282,026
Other income	1,586	1,916	15,940	8,689	4,511	32,642
Total premiums and other revenues	675,153	639,978	144,698	1,182,478	370,563	3,012,870
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	327,579	191,248	—	—	—	518,827
Claims incurred	—	—	81,042	790,447	—	871,489
Interest credited to policyholders’ account balances	57,561	314,142	—	—	—	371,703
Commissions for acquiring and servicing policies	120,646	63,373	22,975	201,635	—	408,629
Other operating expenses	142,520	38,087	31,203	151,677	28,158	391,645
Change in deferred policy acquisition costs	(19,120)	(383)	919	(3,807)	—	(22,391)
Total benefits, losses and expenses	629,186	606,467	136,139	1,139,952	28,158	2,539,902
Income before federal income tax and other items	$45,967	$33,511	$8,559	$42,526	$342,405	$472,968

	Nine months ended September 30, 2018
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$257,147	$185,140	$135,039	$1,086,862	$—	$1,664,188
Other policy revenues	202,222	11,095	—	—	—	213,317
Net investment income	184,725	436,961	6,850	46,983	65,423	740,942
Net realized investment gains	—	—	—	—	4,775	4,775
Net gains on equity securities	—	—	—	—	150,487	150,487
Other income	1,759	1,980	18,597	7,726	3,911	33,973
Total premiums and other revenues	645,853	635,176	160,486	1,141,571	224,596	2,807,682
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	315,320	231,002	—	—	—	546,322
Claims incurred	—	—	90,201	795,501	—	885,702
Interest credited to policyholders’ account balances	56,848	252,846	—	—	—	309,694
Commissions for acquiring and servicing policies	118,724	78,874	23,658	212,156	—	433,412
Other operating expenses	144,606	34,522	31,277	138,244	24,453	373,102
Change in deferred policy acquisition costs	(18,150)	(19,060)	2,060	(10,726)	—	(45,876)
Total benefits, losses and expenses	617,348	578,184	147,196	1,135,175	24,453	2,502,356
Income before federal income tax and other items	$28,505	$56,992	$13,290	$6,396	$200,143	$305,326

Note 16 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at September 30, 2019 were approximately $18,941,000.

American National had aggregate commitments at September 30, 2019, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1,305,631,000 of which $469,098,000 is expected to be funded in 2019 with the remainder funded in 2020 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2019 and December 31, 2018, the outstanding letters of credit were $3,649,000 and $2,995,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2020.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. As membership requires the ownership of member stock, the Company purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of September 30, 2019, certain collateralized mortgage obligations (CMO’s) with a fair value of approximately $127.7 million and commercial mortgage loans of approximately $361.8 million were on deposit with the FHLB as collateral for amounts subject to funding agreements. The deposited securities and commercial mortgage loans are included in the Company’s consolidated statements of financial position within bonds held-to-maturity and mortgage loans on real estate, net of allowance, respectively.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2019, was approximately $123,574,000, while the total cash value of the related life insurance policies was approximately $141,759,000.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
		Nine months ended September 30,		Amount due to (from) American National
Related Party	Financial Statement Line Impacted	2019	2018	September 30, 2019	December 31, 2018
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$576	$1,224	$—	$576
Gal-Tex Hotel Corporation	Net investment income	9	92	—	3
Greer, Herz & Adams, LLP	Other operating expenses	9,025	8,008	(560)	(329)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018 of American National Insurance Company and its subsidiaries (referred to in this document as “we”, “our”, “us”, or the “Company”). This information should be read in conjunction with our consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.

Forward-Looking Statements
This document contains forward-looking statements that reflect our estimates and assumptions related to business, economic, competitive and legislative developments. Forward-looking statements generally are indicated by words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “estimates”, “will” or words of similar meaning and include, without limitation, statements regarding the outlook of our business and expected financial performance. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Moreover, forward-looking statements speak only as of the date made, and we undertake no obligation to update them. Certain important factors could cause our actual results to differ, possibly materially, from our expectations or estimates. These factors are described in greater detail in Item IA, Risk Factors, in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019 and they include among others:

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
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Consolidated Results of Operations
The following sets forth the consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$557,844	$558,468	$(624)	$1,650,353	$1,664,188	$(13,835)
Other policy revenues	76,784	70,840	5,944	226,178	213,317	12,861
Net investment income	246,620	285,532	(38,912)	796,696	740,942	55,754
Net realized investments gains (losses)	31,933	(1,276)	33,209	24,975	4,775	20,200
Net gains on equity securities	8,589	126,495	(117,906)	282,026	150,487	131,539
Other income	10,730	12,177	(1,447)	32,642	33,973	(1,331)
Total premiums and other revenues	932,500	1,052,236	(119,736)	3,012,870	2,807,682	205,188
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	173,351	183,969	(10,618)	518,827	546,322	(27,495)
Claims incurred	309,262	302,636	6,626	871,489	885,702	(14,213)
Interest credited to policyholders’ account balances	106,782	133,418	(26,636)	371,703	309,694	62,009
Commissions for acquiring and servicing policies	128,689	138,979	(10,290)	408,629	433,412	(24,783)
Other operating expenses	128,502	118,761	9,741	391,645	373,102	18,543
Change in deferred policy acquisition costs (1)	1,548	(8,794)	10,342	(22,391)	(45,876)	23,485
Total benefits, losses and expenses	848,134	868,969	(20,835)	2,539,902	2,502,356	37,546
Income before federal income taxes other items	$84,366	$183,267	$(98,901)	$472,968	$305,326	$167,642

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Income before other items and federal income taxes (“Earnings”)
Earnings decreased during the three months ended September 30, 2019 compared to 2018 primarily due to a decrease in net gains on equity securities partially offset by an increase in realized investment gains. Earnings increased during the nine months ended September 30, 2019 compared to 2018 primarily due to an increase in net gains on equity securities, as well as improvements in the earnings generated from our Property and Casualty and Life Segments.

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$93,079	$91,176	$1,903	$265,634	$257,147	$8,487
Other policy revenues	72,446	67,260	5,186	213,300	202,222	11,078
Net investment income	61,961	65,875	(3,914)	194,633	184,725	9,908
Other income	441	492	(51)	1,586	1,759	(173)
Total premiums and other revenues	227,927	224,803	3,124	675,153	645,853	29,300
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	113,652	119,816	(6,164)	327,579	315,320	12,259
Interest credited to policyholders’ account balances	22,045	19,537	2,508	57,561	56,848	713
Commissions for acquiring and servicing policies	42,023	39,813	2,210	120,646	118,724	1,922
Other operating expenses	46,873	45,467	1,406	142,520	144,606	(2,086)
Change in deferred policy acquisition costs (1)	(5,080)	(4,458)	(622)	(19,120)	(18,150)	(970)
Total benefits, losses and expenses	219,513	220,175	(662)	629,186	617,348	11,838
Income before federal income taxes and other items	$8,414	$4,628	$3,786	$45,967	$28,505	$17,462

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings
The increase in life earnings during the three and nine months ended September 30, 2019 is primarily attributable to improved mortality and persistency experience on traditional life products compared to the same time periods year over year.
Premiums and other revenues
Premiums increased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to continued growth in renewal premium on traditional life products.
Other policy revenues increased during the three and nine months ending September 30, 2019 primarily due to higher cost of insurance charges and earned policy services fees as the size of our interest sensitive block continues to grow, through increased sales and aging of the in-force.

Life insurance sales
The following table presents life insurance sales as measured by annualized premium, a non-GAAP measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Traditional Life	$13,711	$13,834	$(123)	$42,409	$44,322	$(1,913)
Universal Life	7,062	6,121	941	20,759	18,225	2,534
Indexed UL	9,980	7,761	2,219	26,981	23,045	3,936
Total recurring	$30,753	$27,716	$3,037	$90,149	$85,592	$4,557
Single and excess (1)	$420	$934	$(514)	$1,334	$2,148	$(814)
Credit life (1)	2,691	2,010	681	8,159	6,188	1,971
Total annualized premium	$33,864	$30,660	$3,204	$99,642	$93,928	$5,714

(1)	These are weighted amounts representing 10% of single and excess premiums and 44% and 31% of Credit Life premiums for 2019 and 2018, respectively.
Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums and 44% of Credit Life premiums. Life insurance sales measure activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. Whereas GAAP premium revenues, on the other hand, are associated with policies sold in current and prior periods, and deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.
Life insurance sales increased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to increased Indexed Universal Life and Universal Life sales, respectively.
Benefits, losses and expenses
Policyholder benefits decreased during the three months ended September 30, 2019 compared to 2018 due to an improvement in mortality experience on traditional life products. Policyholder benefits increased during the nine months ended September 30, 2019 compared to 2018 due to growth in reserves for benefits for our participating policies.

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Acquisition cost capitalized	$34,393	$33,040	$1,353	$98,812	$98,617	$195
Amortization of DAC	(29,313)	(28,582)	(731)	(79,692)	(80,467)	775
Change in DAC	$5,080	$4,458	$622	$19,120	$18,150	$970

Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	September 30, 2019	December 31, 2018	Change
Life insurance in-force
Traditional life	$82,762,147	$78,872,533	$3,889,614
Interest-sensitive life	33,274,141	31,483,582	1,790,559
Total life insurance in-force	$116,036,288	$110,356,115	$5,680,173
The following table summarizes changes in the Life segment’s number of policies in-force:

	September 30, 2019	December 31, 2018	Change
Number of policies in-force
Traditional life	1,722,215	1,763,028	(40,813)
Interest-sensitive life	252,954	243,447	9,507
Total number of policies in-force	1,975,169	2,006,475	(31,306)
Total life insurance in-force increased during the nine months ended September 30, 2019 compared to December 31, 2018 despite a reduction of policies in-force due to the increased sales of higher face amount policies.

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$41,305	$47,296	$(5,991)	$137,434	$185,140	$(47,706)
Other policy revenues	4,338	3,580	758	12,878	11,095	1,783
Net investment income	141,684	174,771	(33,087)	487,750	436,961	50,789
Other income	653	624	29	1,916	1,980	(64)
Total premiums and other revenues	187,980	226,271	(38,291)	639,978	635,176	4,802
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	59,699	64,153	(4,454)	191,248	231,002	(39,754)
Interest credited to policyholders’ account balances	84,737	113,881	(29,144)	314,142	252,846	61,296
Commissions for acquiring and servicing policies	13,368	18,515	(5,147)	63,373	78,874	(15,501)
Other operating expenses	12,264	11,350	914	38,087	34,522	3,565
Change in deferred policy acquisition costs (1)	7,006	(1,376)	8,382	(383)	(19,060)	18,677
Total benefits, losses and expenses	177,074	206,523	(29,449)	606,467	578,184	28,283
Income before federal income taxes and other items	$10,906	$19,748	$(8,842)	$33,511	$56,992	$(23,481)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings
The decrease in earnings from our Annuity segment for the third quarter of 2019 compared to the same periods in 2018, was primarily attributable to a reduction in the margins on our fixed and indexed annuity products. The margins on our fixed annuity products were reduced primarily from spread compression resulting from a declining portfolio yield. Also, the margins on our indexed annuity products experienced reduced margins due to increases in mark-to-market reserves related to interest rate decreases.

Premiums and other revenues
Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Fixed deferred annuity	$77,342	$141,480	$(64,138)	$909,859	$307,374	$602,485
Single premium immediate annuity	50,815	60,744	(9,929)	184,823	225,968	(41,145)
Equity-indexed deferred annuity	74,876	145,487	(70,611)	281,720	724,097	(442,377)
Variable deferred annuity	18,400	18,511	(111)	50,511	51,258	(747)
Total premium and deposits	221,433	366,222	(144,789)	1,426,913	1,308,697	118,216
Less: Policy deposits	180,128	318,926	(138,798)	1,289,479	1,123,557	165,922
Total earned premiums	$41,305	$47,296	$(5,991)	$137,434	$185,140	$(47,706)
Sales increased during the nine months ended September 30, 2019 compared to 2018 primarily due to an increase in fixed deferred products partially offset by a decline in equity-indexed products. Sales decreased primarily in fixed deferred and equity-indexed products for the three months ended September 30, 2019 compared to 2018. Deferred products are deposit type contracts and do not contribute to earned premiums. Earned premiums consist of single premium immediate annuity sales, which decreased during the three and nine months ended September 30, 2019 compared to 2018.

Shown below are the changes in reserves (in thousands):

	Nine months ended September 30,
	2019	2018
Fixed deferred annuity
Reserve, beginning of period	$6,773,603	$7,108,254
Premiums	909,859	307,374
Other benefits	(180,120)	(248,882)
Surrenders	(617,457)	(450,058)
Fees	(2,237)	(2,264)
Interest and mortality	153,272	145,688
Reserve, end of period	7,036,920	6,860,112
Equity-indexed annuity
Reserves, beginning period	3,668,645	2,934,430
Premiums	281,720	724,097
Other benefits	(29,426)	(30,699)
Surrenders	(135,281)	(101,810)
Fees	(2,833)	(2,974)
Interest and mortality	157,517	104,334
Reserve, end of period	3,940,342	3,627,378
Single premium immediate annuity
Reserve, beginning of period	1,826,137	1,691,502
Premiums	184,823	225,968
Other benefits	(161,161)	(151,642)
Interest and mortality	47,245	42,112
Reserve, end of period	1,897,044	1,807,940
Variable deferred annuity
Account value, beginning of period	332,898	381,903
Premiums	50,511	51,258
Other benefits	152	434
Surrenders	(61,314)	(71,391)
Fees	(3,562)	(3,413)
Change in market value and other	48,607	24,598
Reserve, end of period	367,292	383,389
Total reserve, end of period	$13,241,598	$12,678,819

Benefits, losses and expenses
Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts, which explains the change in benefits for the three and nine months ended September 30, 2019 compared to 2018.
Commissions decreased during the three and nine months ended September 30, 2019 compared to 2018 driven by a decrease in sales of equity-indexed products, which have a higher commission rate.
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Acquisition cost capitalized	$13,611	$16,889	$(3,278)	$61,779	$76,580	$(14,801)
Amortization of DAC	(20,617)	(15,513)	(5,104)	(61,396)	(57,520)	(3,876)
Change in DAC	$(7,006)	$1,376	$(8,382)	$383	$19,060	$(18,677)
The change in DAC decreased during the three and nine months ended September 30, 2019 compared to 2018 due to lower commissions. DAC amortization is higher in 2019 due to higher surrenders and declining portfolio yield.
Interest Margin
Fixed annuity margins compressed as a result of declining portfolio yield, and this emerged gradually over the year. Indexed margins experienced unfavorable mark-to-market reserve increases related to interest rate decreases. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Fixed annuity
Fixed investment income	$97,545	$94,924	$2,621	$289,036	$287,240	$1,796
Interest credited and mortality	(69,377)	(61,388)	(7,989)	(200,517)	(187,800)	(12,717)
Interest and mortality margin	28,168	33,536	(5,368)	88,519	99,440	(10,921)
Equity-indexed annuity
Fixed investment income	38,471	34,894	3,577	113,186	98,160	15,026
Option return	5,667	44,981	(39,314)	85,528	51,588	33,940
Interest credited and mortality	(31,063)	(65,091)	34,028	(157,517)	(104,334)	(53,183)
Interest and mortality margin	13,075	14,784	(1,709)	41,197	45,414	(4,217)
Variable annuity
Separate account management fees	1,085	1,069	16	3,101	3,210	(109)
Interest and mortality margin	1,085	1,069	16	3,101	3,210	(109)
Total interest and mortality margin	$42,328	$49,389	$(7,061)	$132,817	$148,064	$(15,247)

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Premiums	$40,676	$45,154	$(4,478)	$121,581	$135,039	$(13,458)
Net investment income	2,381	2,233	148	7,177	6,850	327
Other income	5,021	6,631	(1,610)	15,940	18,597	(2,657)
Total premiums and other revenues	48,078	54,018	(5,940)	144,698	160,486	(15,788)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	28,567	29,751	(1,184)	81,042	90,201	(9,159)
Commissions for acquiring and servicing policies	7,405	8,516	(1,111)	22,975	23,658	(683)
Other operating expenses	9,504	10,829	(1,325)	31,203	31,277	(74)
Change in deferred policy acquisition costs (1)	258	466	(208)	919	2,060	(1,141)
Total benefits, losses and expenses	45,734	49,562	(3,828)	136,139	147,196	(11,057)
Income before federal income taxes and other items	$2,344	$4,456	$(2,112)	$8,559	$13,290	$(4,731)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings
Earnings decreased during the three and nine months ended September 30, 2019 compared to 2018, primarily due to higher claims in our Medicare Supplement line of business and a reduction in premium.

Premiums and other revenues
Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Medicare Supplement	$19,982	$18,155	$1,827	$57,211	$53,094	$4,117
MGU	6,358	11,659	(5,301)	21,344	34,661	(13,317)
Supplemental insurance	5,344	5,895	(551)	16,233	18,414	(2,181)
Credit Health	4,492	4,439	53	13,475	13,354	121
Medical expense	2,374	2,738	(364)	7,221	8,440	(1,219)
All other	2,126	2,268	(142)	6,097	7,076	(979)
Total	$40,676	$45,154	$(4,478)	$121,581	$135,039	$(13,458)
Earned premiums decreased during the three and nine months ended September 30, 2019 compared to 2018. The termination of two MGU programs led to the decrease in MGU premium. Supplemental insurance premiums decreased during the three and nine months ended September 30, 2019 primarily due to a decrease in sales for short-term medical and limited benefit products.

Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Medicare Supplement	$16,096	$13,931	$2,165	$46,514	$40,599	$5,915
MGU	6,029	9,625	(3,596)	18,790	30,087	(11,297)
Supplemental insurance	2,192	1,579	613	6,464	5,915	549
Credit Health	1,020	1,228	(208)	2,493	3,590	(1,097)
Medical expense	1,665	1,862	(197)	3,950	5,465	(1,515)
All other	1,565	1,526	39	2,831	4,545	(1,714)
Total	$28,567	$29,751	$(1,184)	$81,042	$90,201	$(9,159)
Benefits, losses and expenses
Claims incurred decreased during the three and nine months ended September 30, 2019 compared to 2018 largely driven by lower MGU claims correlated with the decrease in premiums, partially offset by an increase in claims as a percentage of premiums in our Medicare Supplement product.

Commissions decreased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to lower MGU premiums.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Acquisition cost capitalized	$1,085	$3,337	$(2,252)	$7,629	$9,268	$(1,639)
Amortization of DAC	(1,343)	(3,803)	2,460	(8,548)	(11,328)	2,780
Change in DAC	$(258)	$(466)	$208	$(919)	$(2,060)	$1,141

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$390,799	$388,632	$2,167	$1,180,451	$1,163,814	$16,637
Net premiums earned	$382,784	$374,842	$7,942	$1,125,704	$1,086,862	$38,842
Net investment income	16,357	15,629	728	48,085	46,983	1,102
Other income	3,137	3,399	(262)	8,689	7,726	963
Total premiums and other revenues	402,278	393,870	8,408	1,182,478	1,141,571	40,907
BENEFITS, LOSSES AND EXPENSES
Claims incurred	280,695	272,885	7,810	790,447	795,501	(5,054)
Commissions for acquiring and servicing policies	65,893	72,135	(6,242)	201,635	212,156	(10,521)
Other operating expenses	50,111	45,277	4,834	151,677	138,244	13,433
Change in deferred policy acquisition costs (1)	(636)	(3,426)	2,790	(3,807)	(10,726)	6,919
Total benefits, losses and expenses	396,063	386,871	9,192	1,139,952	1,135,175	4,777
Income before federal income taxes and other items	$6,215	$6,999	$(784)	$42,526	$6,396	$36,130
Loss ratio	73.3%	72.8%	0.5%	70.2%	73.2%	(3.0)%
Underwriting expense ratio	30.1	30.4	(0.3)	31.0	31.2	(0.2)
Combined ratio	103.4%	103.2%	0.2%	101.2%	104.4%	(3.2)%
Impact of catastrophe events on combined ratio	9.6	9.1	0.5	7.2	8.1	(0.9)
Combined ratio without impact of catastrophe events	93.8%	94.1%	(0.3)%	94.0%	96.3%	(2.3)%
Gross catastrophe losses	$36,634	$34,112	$2,522	$80,456	$89,000	$(8,544)
Net catastrophe losses	$36,796	$34,514	$2,282	$81,005	$91,300	$(10,295)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.
Earnings
Property and Casualty earnings decreased slightly during the three months ended September 30, 2019 compared to 2018. The largest decrease was in the commercial agricultural business line, primarily due to an increase in non-catastrophe losses during the three months ended September 30, 2019. Earnings increased during the nine months ended September 30, 2019 compared to 2018 with the largest increases in the personal lines of business, primarily due to improved results in the personal automobile line of business.
Premiums and other revenues
Net premiums written and earned increased for all major personal and commercial lines of business during the three and nine months ended September 30, 2019 compared to 2018. The largest increase in net earned premiums for the three and nine month periods was in the personal lines of business.
Benefits, losses and expenses
Claims incurred increased during the three months ended September 30, 2019 compared to 2018 in total dollars and as a percentage of net premiums earned. These increases were primarily attributable to an increase in non-catastrophe losses in commercial agricultural business. Claims incurred decreased during the nine months ended September 30, 2019 compared to 2018 in total dollars and as a percentage of net premiums earned. These decreases were due to decreases in catastrophe losses, particularly in the commercial agricultural business and personal automobile lines of business.
Commissions decreased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to a decrease in the Collateral Protection Insurance (“CPI”) business.
Operating expenses increased during the three and nine months ended September 30, 2019 compared to 2018 correlated to the increase in premiums.

Products
Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 59% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 34% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 7% of net premiums written.

Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Net premiums written
Automobile	$145,573	$145,465	$108	$432,795	$427,202	$5,593
Homeowner	81,424	78,806	2,618	221,604	213,285	8,319
Other Personal	15,244	13,922	1,322	43,203	39,394	3,809
Total net premiums written	$242,241	$238,193	$4,048	$697,602	$679,881	$17,721
Net premiums earned
Automobile	$142,475	$139,532	$2,943	$419,666	$401,672	$17,994
Homeowner	71,160	67,370	3,790	207,510	196,038	11,472
Other Personal	13,606	12,274	1,332	39,258	35,359	3,899
Total net premiums earned	$227,241	$219,176	$8,065	$666,434	$633,069	$33,365
Loss ratio
Automobile	72.7%	80.9%	(8.2)%	71.9%	78.6%	(6.7)%
Homeowner	102.3%	98.2%	4.1%	83.2%	86.6%	(3.4)%
Other Personal	57.4%	70.0%	(12.6)%	58.2%	70.0%	(11.8)%
Personal line loss ratio	81.1%	85.6%	(4.5)%	71.4%	80.6%	(9.2)%
Combined Ratio
Automobile	95.3%	102.6%	(7.3)%	94.9%	101.4%	(6.5)%
Homeowner	135.5%	133.7%	1.8%	118.3%	121.3%	(3.0)%
Other Personal	102.6%	104.3%	(1.7)%	103.5%	106.1%	(2.6)%
Personal line combined ratio	108.3%	112.2%	(3.9)%	102.8%	107.8%	(5.0)%

Automobile: Net premiums written and earned increased in our personal automobile line during the three and nine months ended September 30, 2019 compared to 2018 due primarily to an increase in rates charged for these policies and to a lesser extent an increase in policies sold. The loss and combined ratios decreased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to decreased claim activity and increased premium.

Homeowners: Net premiums written and earned increased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to increased sales to renters, as well as an increase in rates charged for these policies and due to an increase in the number of policies sold. The loss and combined ratio increased during the three months ended September 30, 2019 compared to 2018 primarily due to increased catastrophe claim activity and decreased during the nine months ended September 30, 2019 compared to 2018 due to increased premium outpacing incurred claims.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. The loss and combined ratio decreased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to a decrease in claim activity and an increase in premium.

Commercial Products
Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Net premiums written
Commercial Business	$53,182	$48,172	$5,010	$178,928	$169,614	$9,314
Agricultural Business	38,783	37,465	1,318	120,080	114,274	5,806
Automobile	27,925	24,892	3,033	97,059	88,191	8,868
Total net premiums written	$119,890	$110,529	$9,361	$396,067	$372,079	$23,988
Net premiums earned
Commercial Business	$58,280	$54,474	$3,806	$168,061	$156,016	$12,045
Agricultural Business	38,038	36,275	1,763	112,044	106,542	5,502
Automobile	29,496	27,245	2,251	85,510	79,086	6,424
Total net premiums earned	$125,814	$117,994	$7,820	$365,615	$341,644	$23,971
Loss ratio
Commercial Business	48.6%	48.9%	(0.3)%	49.6%	50.3%	(0.7)%
Agricultural Business	64.7%	35.5%	29.2%	72.5%	66.1%	6.4%
Automobile	82.9%	88.8%	(5.9)%	79.7%	85.1%	(5.4)%
Commercial line loss ratio	61.5%	54.0%	7.5%	63.7%	63.3%	0.4%
Combined ratio
Commercial Business	81.4%	81.4%	—%	83.0%	82.8%	0.2%
Agricultural Business	100.6%	72.8%	27.8%	109.3%	104.2%	5.1%
Automobile	107.8%	111.9%	(4.1)%	104.6%	109.1%	(4.5)%
Commercial line combined ratio	93.4%	85.8%	7.6%	96.1%	95.5%	0.6%

Commercial Business: Commercial business products primarily relate to workers compensation and business owners lines of business. Net premiums written and earned increased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to the addition of our Investor Property Protection line of business as well as increased sales of business owners insurance. The loss and combined ratios for the three months and nine months ended September 30, 2019 were in line with 2018.

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased during the three and nine months ended September 30, 2019 compared to 2018 due to an increase in policies in force. The loss and combined ratios increased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to an increase in the average severity of non-catastrophe losses.

Commercial Automobile: Net premiums written and earned increased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to an increase in policies in force and rate increases. The loss and combined ratios improved during the three and nine months ended September 30, 2019 compared to 2018 primarily due to the increase in premiums outpacing incurred claims.

Credit Products
Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Net premiums written	$28,669	$39,910	$(11,241)	$86,782	$111,854	$(25,072)
Net premiums earned	29,731	37,672	(7,941)	93,656	112,149	(18,493)
Loss ratio(1)	64.3%	57.2%	7.1%	64.0%	61.5%	2.5%
Combined ratio(1)	109.1%	105.2%	3.9%	110.8%	112.5%	(1.7)%

(1) Ratio does not include fee income

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums decreased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to a decrease in Collateral Protection Insurance ("CPI") business. The combined ratio increased for the three months due to a higher loss ratio on CPI product and the combined ratio decreased for the nine months ended September 30, 2019 compared to 2018 primarily due to lower commission expense relating to the decrease in CPI business.
Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
OTHER REVENUES
Net investment income	$24,237	$27,024	$(2,787)	$59,051	$65,423	$(6,372)
Net realized investment gains (losses)	31,933	(1,276)	33,209	24,975	4,775	20,200
Net gains on equity securities	8,589	126,495	(117,906)	282,026	150,487	131,539
Other income	1,478	1,031	447	4,511	3,911	600
Total other revenues	66,237	153,274	(87,037)	370,563	224,596	145,967
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	9,750	5,838	3,912	28,158	24,453	3,705
Total benefits, losses and expenses	9,750	5,838	3,912	28,158	24,453	3,705
Income before federal income taxes and other items	$56,487	$147,436	$(90,949)	$342,405	$200,143	$142,262

Earnings
Earnings increased during the nine months ended September 30, 2019 compared to 2018 primarily due to an increase in net gains on equity securities resulting from favorable market conditions reflected in the S&P 500 index. Earnings decreased during the three months ended September 30, 2019 compared to 2018 reflecting the impact of less favorable market conditions on equity securities partially offset by higher net realized investment gains from sales of investments in real estate related joint ventures.

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
The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	September 30, 2019		December 31, 2018
Fixed maturity, bond held-to-maturity, at amortized cost	$8,715,569	37.0%	$8,211,449	36.8%
Fixed maturity, bond available-for-sale, at fair value	6,826,245	29.0	6,215,563	27.9
Equity securities, at fair value	1,678,657	7.1	1,530,228	6.9
Mortgage loans on real estate, net of allowance	4,936,605	21.0	5,124,707	23.0
Policy loans	380,018	1.6	376,254	1.7
Investment real estate, net of accumulated depreciation	556,503	2.3	587,516	2.6
Short-term investments	398,948	1.7	206,760	0.9
Other invested assets	63,034	0.3	50,087	0.2
Total investments	$23,555,579	100.0%	$22,302,564	100.0%
The increase in our total investments at September 30, 2019 compared to year-end 2018 was primarily the result of an increase in short-term investments and bonds available-for-sale. These increases were somewhat offset by a reduction in mortgage loans.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At September 30, 2019, our fixed maturity securities had an estimated fair value of $15.9 billion, which was $0.6 billion, or 4.1%, above amortized cost. At December 31, 2018, our fixed maturity securities had an estimated fair value of $14.3 billion, which was $0.1 billion, or 0.9%, below amortized cost. The estimated fair value for securities due in one year or less was $1.0 billion as of September 30, 2019 and $0.5 billion as of December 31, 2018. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements.
Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Consolidated Financial Statements for the cost, gross unrealized gains and losses, and fair value of the equity securities.
Mortgage Loans— We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.8% and 4.9% at September 30, 2019 and December 31, 2018, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Consolidated Financial Statements.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of September 30, 2019, we had $380.0 million in policy loans with a loan to surrender value of 56%, and at December 31, 2018, we had $376.3 million in policy loans with a loan to surrender value of approximately 60%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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
Net Investment Income and Net Realized Gains (Losses)
Net investment income increased $55.8 million during the nine months ended September 30, 2019 compared to 2018 primarily due to gains on options from an improvement in the S&P 500 Index.
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
Net realized investment gains increased $20.2 million during the nine months ended September 30, 2019 compared to 2018. The increase in net realized investment gains in 2019 was primarily attributable to the sale of real estate.
Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	September 30, 2019	December 31, 2018	Change
Held-to-Maturity
Gains	$355,009	$72,403	$282,606
Losses	(6,890)	(153,768)	146,878
Net gains (losses)	348,119	(81,365)	429,484
Available-for-Sale
Gains	301,024	61,286	239,738
Losses	(20,137)	(107,344)	87,207
Net gains (losses)	280,887	(46,058)	326,945
Total	$629,006	$(127,423)	$756,429
The net change in the unrealized gains on fixed maturity securities between September 30, 2019 and December 31, 2018 is primarily attributable to the decrease in benchmark ten-year interest rates, which were 1.7% and 2.7% respectively. The Company does not expect to be required to sell any of the securities in an unrealized loss position.

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
Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary. Deposits of certain securities under the Company’s membership with the Federal Home Loan Bank of Dallas (“FHLB”) provided approximately $366 million of borrowing capacity as of September 30, 2019 should we require additional liquidity resources.
The Company holds collateral of $223.4 million at September 30, 2019 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position increased from $474.9 million at December 31, 2018 to $835.3 million at September 30, 2019. The increase primarily relates to an increase in commercial paper to fund additional investments and other operating requirements.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements.

Capital Resources
Our capital resources are summarized below (in thousands):

	September 30, 2019	December 31, 2018
American National stockholders’ equity, excluding accumulated other comprehensive income, net of tax (“AOCI”)	$5,741,137	$5,356,986
Accumulated other comprehensive income (loss)	85,444	(99,738)
Total American National stockholders’ equity	$5,826,581	$5,257,248
We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $6.1 million and $26.6 million at September 30, 2019 and December 31, 2018, respectively.

The changes in our capital resources are summarized below (in thousands):

	September 30, 2019			December 31, 2018
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$449,241	$—	$449,241	$158,995	$—	$158,995
Dividends to shareholders	(66,195)	—	(66,195)	(88,228)	—	(88,228)
Change in net unrealized gains (losses) on debt securities	—	181,305	181,305	—	(136,261)	(136,261)
Foreign currency transaction and translation adjustment	—	297	297	—	(900)	(900)
Defined benefit pension plan adjustment	—	4,365	4,365	—	22,326	22,326
Cumulative effect of accounting change	785	(785)	—	687,051	(627,119)	59,932
Other	320	—	320	(5,375)	—	(5,375)
Total	$384,151	$185,182	$569,333	$752,443	$(741,954)	$10,489
Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2019 and December 31, 2018, American National Insurance Company’s statutory capital and surplus was $3,552,712,000 and $3,162,808,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2019 and December 31, 2018 substantially above 200% of the authorized control level.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed February 23, 2018).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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
Date: November 5, 2019