Form 10-K
period 2019-12-31
AMERICAN NATIONAL INSURANCE CO
filed 2020-02-28
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $857.2 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.
As of February 18, 2020, there were 26,887,200 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL INSURANCE COMPANY

PART I

ITEM 1. BUSINESS
Company Overview
American National Insurance Company was founded in 1905 and has always maintained its corporate headquarters in Galveston, Texas. Our core businesses are life insurance, annuities and property and casualty insurance. We also offer limited health insurance. We provide personalized service to approximately six million policyholders throughout the United States, the District of Columbia, and Puerto Rico. In addition, as of December 31, 2019, we have over $118 billion of life insurance in force.
In this document, we refer to American National Insurance Company and its subsidiaries as "the Company”, “we”, “our”, and “us”.
Our vision is to be a leading provider of financial products and services for current and future generations. For more than a century, we have maintained a conservative business approach and corporate culture. We have an unwavering commitment to serve our policyholders, agents, and shareholders by providing excellent service and competitively priced products and services through a diversified distribution network. We are committed to profitable growth, which enables us to remain financially strong. Acquisitions that are strategic or offer synergies may be considered, but they are not our primary source of growth. We invest regularly in our distribution channels and markets to fuel our capacity for profitable growth.
We are committed to excellence and maintaining high ethical standards in all our business dealings. Disciplined adherence to our values has allowed us to deliver consistently high levels of service through talented people, who are at the heart of our business. We define our values with the acronym FIRST, which stands for Financial strength, Integrity, Respect, Service and Teamwork.
Business Segments
Our family of companies includes five life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. We run and organize our businesses in the following business segments: Life segment, Annuity segment, Property and Casualty segment, Health segment, and our Corporate and Other segment. The following discussion provides an overview of the products we offer within these segments.
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

ITEM 1. BUSINESS — (Continued)

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

Credit Disability. Credit disability (also called credit health) insurance pays a limited number of monthly payments on a loan or credit account if the borrower becomes disabled during the coverage period.

Medical Expense. Medical expense insurance covers most health expenses including hospitalization, surgery and outpatient services (excluding dental and vision costs). We no longer market these products and existing contracts are in run-off.

ITEM 1. BUSINESS — (Continued)

Property and Casualty Segment
Personal Lines. Personal lines include insurance policies sold to individuals for auto, homeowners and other similar exposures. Auto insurance covers specific risks involved in owning and operating an automobile. Homeowner insurance provides coverage that protects the insured owner’s or renter’s property against loss from perils. Other personal insurance provides coverage for property such as boats, motorcycles and recreational vehicles and umbrella protection coverage.
Commercial Lines. Commercial lines are primarily focused on providing insurance to agricultural related operations and small to mid size businesses. This includes property and casualty coverage tailored for a farm, ranch or other agricultural-related businesses. Commercial auto insurance is typically issued in conjunction with the sale of our policies covering farms, ranches, and businesses and covers specific risks involved in owning and operating motor vehicles. Other commercial insurance is also offered and encompasses businessowners, property, liability, mortgage security insurance, and workers’ compensation coverages.
Credit-Related Property Insurance Products. We primarily offer the following credit insurance products:

•
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

Corporate and Other Segment — Our Corporate and Other segment includes our non insurance subsidiaries and other invested assets not matched with insurance activities.
Marketing Channels
Our diversified product distribution network is designed to satisfy the needs of the markets we serve. Products are often cross-sold to maximize client satisfaction.

Career Sales and Service Division (“CSSD”) — can be traced to the Company's founding in 1905, and offers life insurance, annuities, and limited benefit health insurance products through exclusive employee agents primarily to the lower and middle-income market. CSSD's business model is structured to enable agents located throughout the United States to efficiently distribute new products and provide personalized service to the customer. CSSD has evolved its operations to offer a wider variety of products and electronic processing to meet the ever changing needs of the customer and the agents that serve them.

ITEM 1. BUSINESS — (Continued)

Independent Marketing Group (“IMG”) — distributes our life insurance and annuity products and solutions through independent agents. IMG provides these products and services to clients in need of wealth protection, accumulation, distribution, and transfer. Products are marketed through financial institutions, large marketing organizations, employee benefit firms, broker-dealers, and independent insurance agents and brokers. IMG also markets to individuals who favor purchasing life insurance directly from an insurance company, through call centers.

Multiple Line Agencies — offers life insurance, annuities, and property and casualty insurance and a limited amount of health insurance primarily through dedicated agents, who, for the most part, primarily or exclusively represent the Company. This distribution channel serves individuals, families, farmers, ranchers and other agricultural clients, and small business owners across the country. Policyholders can generally obtain all their insurance solutions through our multiple line agents, which has been identified as an important driver to client satisfaction.

Health Insurance Division — serves the needs of a variety of markets including middle-income seniors, self-insured employers, and the special needs of individuals with supplemental products through independent agents and Managing General Underwriters (“MGU”). The Health Insurance Division offers an array of life and health insurance products for these growing segments of the population, including group life products, supplemental health insurance products, health reinsurance and traditional Medicare Supplement products.

Specialty Markets Group ("SMG") — offers both credit life products as well as certain property and casualty related products through independent managing general agents and managing general underwriters. The products provided through the Specialty Markets Group provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Credit product distribution includes general agents who market to financial institutions, automobile dealers, and furniture dealers. The Group also writes renters, aviation, and private flood insurance through managing general agents.
Policyholder Liabilities
We record the amounts for policyholder liabilities in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the standards of practice of the American Academy of Actuaries. We carry liabilities for future policy benefits associated with base policies and riders, unearned mortality charges and future disability benefits, for other policyholder liabilities associated with unearned premiums and claims payable, and for unearned revenue from front-end fees. We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we carry liabilities for secondary guarantees relating to certain life policies and fair value reserves associated with embedded derivatives on equity indexed products.

Pursuant to state insurance laws, we establish statutory reserves, which are reported as liabilities, and which generally differ from future policy benefits determined using GAAP on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates.

Additional information regarding our policyholder liabilities may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Reserves section.

ITEM 1. BUSINESS — (Continued)

Risk Management
A conservative operating philosophy was a founding principle for our Company and continues to be a guiding principle for us. We manage risks across the Company by employing controls throughout our business operations. These controls are designed to both place limits on activities and provide internal reporting information that helps shape decisions and actions. The Company’s Board of Directors oversees a formal enterprise risk management program to coordinate risk management efforts and to provide reasonable assurance that risk taking activities are aligned with strategic objectives. The Board Audit Committee assists the Board in its risk management oversight. The risk management program includes a corporate risk officer who chairs a Enterprise Risk Management Committee intended to ensure consistent application of the enterprise risk management process across all business segments. The Enterprise Risk Management Committee is supported by three sub-committees, one focusing on life and annuity business risks, one focusing on property and casualty business risks, and another focusing on health and credit life business risks. In addition, several other senior management committees support the discussion and enforcement of risk controls in the management of the Company.
Our insurance products are designed to balance features desired by the marketplace with provisions that mitigate our risk exposures across our insurance products portfolio. We employ underwriting standards to help ensure proper rates are charged to different classes of risks. In our life insurance and annuity products, we seek to mitigate disintermediation risk through the use of surrender charges and market value adjustment features.
The process of linking the timing and the amount of paying obligations related to our insurance and annuity contracts and the cash flows and valuations of the invested assets supporting those obligations is commonly referred to as asset-liability management (“ALM”). Our ALM Committee, including many of our Company senior executive officers, regularly monitors the level of risk in the interaction of assets and liabilities and helps shape actions intended to attain our desired risk-return profile. Investment allocations and duration targets are also intended to manage the risk exposure in our annuity products by setting the credited rate within a range supported by these investments. Tools which help shape investment decisions include deterministic and stochastic interest rate scenario analyses using a licensed third party economic scenario generator and detailed insurance ALM models. These models also use experience related to surrenders and claims.
We also manage risk by purchasing reinsurance to limit exposure in our Life, Health, and Property and Casualty segments. In our Life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess exposure to reinsurers that are evaluated for their credit strength. Consistent with our corporate risk management strategy, we periodically adjust our Life reinsurance program and retention limits as market conditions warrant. In our Health segment, we use reinsurance on an excess of loss basis for our MGU stop-loss business. In our Property and Casualty segment, our reinsurance program provides coverage for some individual risks with exposures above certain amounts as well as exposure to catastrophes including hurricanes, tornadoes, wind and hail events, earthquakes, fires following earthquakes, winter storms, and wildfires. In all segments, we purchase reinsurance from many providers and regularly review the financial strength ratings of our reinsurers. Reinsurance does not remove our liability to pay our policyholders, and we remain liable to our policyholders for the risks we insure. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for retention limits.

In our Property and Casualty segment, the use of catastrophic event models is an important element of risk management. These models assist us in the measurement and management of exposure concentrations and the amount and structure of reinsurance purchases. In addition to reinsurance, we manage exposure to catastrophic risk by limiting property exposure in coastal areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage in regions where we believe exposure to risky events exceeds our risk appetite.

Pricing

We establish premium rates for life, annuity, and health products using assumptions as to future mortality, morbidity, persistency, investments, and expenses, all of which are estimates generally based on our experience, industry data, projected investment earnings, competition, regulation and legislation. These assumptions are also considered when setting crediting rates for interest sensitive life and annuity products. Premium rates for property and casualty insurance are influenced by many factors, including the estimated frequency and severity of claims, expenses, state regulation and legislation, and general business and economic conditions, including market interest rates and inflation. Profitability is affected to the extent actual experience deviates from our pricing assumptions.

ITEM 1. BUSINESS — (Continued)

Payments we receive for certain annuity and life products are not recognized as revenues, but are deposits added to policyholder account balances. Revenues from these products result from charges to the account balances for the cost of insurance risk and administrative fees and, in some cases, surrender fees. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on assets invested from the deposits in excess of the amounts credited to policyholders.

Premiums for health policies with medical expense components must take into account the rising utilization and cost of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, requiring frequent rate increases, most of which are subject to approval by state regulatory agencies.

Credit Life and Health rates are set by each state. These rates are the maximum amounts that may be charged. We may charge a lower rate to reflect a variety of factors including better than expected experience, compensation adjustments, and competitive forces. In the event that an account's experience is poor and less than our pricing assumptions we may request a rate increase from the applicable state.
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

ITEM 1. BUSINESS — (Continued)

Regulations Applicable to Our Business
Our insurance operations are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency. Insurance regulation has a substantial effect on us and governs a wide variety of matters, such as insurance company licensing, agent and adjuster licensing, policy benefits, price setting, accounting practices, product suitability, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, sales and advertising practices, privacy practices, information systems security, policy forms, reinsurance reserve requirements, risk and solvency assessments, mergers and acquisitions, corporate governance practices, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations, claims practices, the remittance of unclaimed property, and enterprise risk management requirements. The models for state laws and regulations often emanate from the National Association of Insurance Commissioners (“NAIC”). While it is not mandatory for insurers to comply with an NAIC model law, nor for states to adopt a model law, state and federal legislators and regulators are likely to look to the model law for guidance in proposing new legislation and regulation. NAIC model laws can also become standards to which insurance companies are held accountable in decisions on whether to bring enforcement actions.
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

Limitations on Dividends by Insurance Subsidiaries. Dividends received from our insurance subsidiaries represent one source of cash for us. Our insurance subsidiaries’ ability to pay dividends is generally limited by state law and is also impacted by federal income tax considerations.

Holding Company Regulation. We are an insurance holding company system under the insurance laws of the states where we do business. Our insurance companies are organized under the laws of Texas, Missouri, New York, Louisiana, and California. Insurance holding company system laws and regulations in such states generally require periodic reporting to state insurance regulators of various business, enterprise risk management, corporate governance and financial matters and advance notice to, and in some cases approval by, such regulators prior to certain transactions between insurers and their affiliates. These laws also generally require regulatory approval prior to the acquisition of a controlling interest in an insurance company. These requirements may deter or delay certain transactions considered desirable by management or our stockholders.

Rate Regulation. Nearly all states have laws that require life, health, credit, and property and casualty insurers to file rate schedules and require most insurers to file policy or coverage forms and other information with the state’s regulatory authority. In many cases these must be approved prior to use. The objectives of rate laws vary, but generally a price cannot be excessive, inadequate or unfairly discriminatory. Prohibitions on discriminatory underwriting practices apply in the context of certain products as well.

ITEM 1. BUSINESS — (Continued)

Our ability to adjust prices, particularly with certain property and casualty and health insurance products, is often dependent on the applicable pricing law and our ability to demonstrate to the particular regulator that current or proposed pricing complies with such law. Rate increases that we believe are necessary for our profitability may be delayed or denied as a result of such laws. We manage our risk of loss by charging a price that reflects the cost and expense of providing insurance products and by being selective in underwriting. When a state has significant underwriting and pricing restrictions, it becomes more difficult to manage our risk of loss, which can adversely impact our ability to market products profitably in such states.
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
Investment Regulation. Insurance company investment regulations require investment portfolio diversification and limit the amount of investment in certain asset categories. Failure to comply with these regulations leads to the treatment of non-conforming investments as non-admitted assets for measuring statutory surplus. In some instances, these rules require the sale of non-conforming investments.
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

Risk-Based Capital and Solvency Requirements. The NAIC has a formula for analyzing capital levels of insurance companies called Risk-Based Capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At its June 2018 meeting, the NAIC’s Capital Adequacy Task Force adopted a change to the formulas used to calculate RBC to reflect the lower federal corporate income tax rate applicable under the Tax Cuts and Jobs Act of 2017. The NAIC’s RBC formulas now employ a tax factor of 21%, instead of 35%. Despite this change, at December 31, 2019, American National Insurance Company and each of its insurance subsidiaries remained more than adequately capitalized and exceeded the minimum RBC requirements.
Own Risk and Solvency Assessment ("ORSA"). ORSA requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurers' (or insurance groups') current and future business plans. ORSA, which has been adopted by the state insurance regulators of our insurance companies, requires companies to file an internal assessment of their solvency with insurance regulators annually. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity.

ITEM 1. BUSINESS — (Continued)

Securities Regulation. The sale and administration of variable life insurance and variable annuities are subject to extensive regulation at the federal and state level, including by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies, other than group unallocated, were issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts generally are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations.
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
Suitability. FINRA rules require broker-dealers selling variable insurance products to determine that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, most states have enacted the NAIC’s Suitability in Annuity Transactions Model Regulation that, in adopting states, places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC has adopted revisions to this model regulation that would further elevate the standard of care for annuity sales and align it with the SEC's new Regulation Best Interest. We anticipate that the revised model will be adopted in some form by many of the states in which we do business. New York has already taken further action, through the adoption by the New York Department of Financial Services ("NYDFS") of a regulation that requires in part that life insurance policies and annuity contracts delivered or issued for delivery in New York be in the best interest of the consumer, effective August 1, 2019 for annuities and February 1, 2020 for life insurance.
Protection of Consumer Information. U.S. federal laws, such as the Gramm-Leach-Bliley Act, and the laws of some states regulate disclosures of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. State and federal laws, such as the federal Health Insurance Portability and Accountability Act regulate our use, protection and disclosure of certain personal health information. In addition, most states have laws or regulations that require us to notify regulators and affected customers in the event of a data breach, and some of these laws and regulations are becoming more stringent by requiring faster notifications and creating private causes of action for violations.
On June 28, 2018, California enacted a sweeping new privacy law known as the California Consumer Privacy Act of 2018 (“CCPA”), with an original effective date of January 1, 2020. The CCPA requires enhanced customer disclosure about how a business collects and uses personal data, how such data is used in business processes, and with and to whom customer data is shared or sold. In addition, the CCPA also affords a consumer a “right to request deletion” in certain circumstances. On August 31, 2018, the California State Legislature passed SB-1121, a bill that delays enforcement of the CCPA until July 1, 2020, and makes other amendments and clarifications to the law. Such clarifications include exempting from certain requirements of the CCPA information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act, the federal Fair Credit Reporting Act ("FCRA"), the federal Health Insurance Portability and Accountability Act ("HIPAA") or the federal Driver’s Privacy Protection Act. The revisions, however, do not exempt such information from the CCPA’s private right of action provision in all instances. Additionally, the definition of “personal information” in the CCPA is broad and may encompass other information that we maintain in our California business beyond that excluded under the Gramm-Leach-Bliley Act, FCRA, HIPAA, the Driver’s Privacy Protection Act or the California Financial Information Privacy Act exemption.

In addition, FCRA is a federal law that governs the use and sharing of consumer credit information provided by a consumer reporting agency. Requirements under FCRA apply to an insurer if such insurer obtains and uses consumer credit information to underwrite insurance. Such requirements may include obtaining the consumer’s consent and providing various notices to the consumer. While the use of consumer credit information in the underwriting process is expressly authorized by FCRA, various states have issued regulations that limit or prohibit the use of consumer credit information by insurers, and some consumer groups continue to criticize the use of credit-based insurance scoring in underwriting and rating processes. As a result of a 2017 data breach of a major credit reporting agency, there may be additional efforts at the federal or state level to regulate the use of credit-based information by insurers. Any such regulation could force changes in our underwriting practices and impact our profitability.

ITEM 1. BUSINESS — (Continued)

Cybersecurity. In recent years, millions of consumers and businesses have been impacted by data breaches of companies in various industries, increasing the regulatory focus on consumer information protection and data privacy. With the August 28, 2017, effectiveness of new regulations applicable to certain financial institutions, New York became the first state to adopt minimum cybersecurity standards. Other states have followed by adopting the NAIC's Data Security Model Law, which is patterned after the New York regulation. The NYDFS requires financial institutions authorized to do business under New York banking, insurance or other financial services laws, including certain of our subsidiaries, to develop a cybersecurity program and policy based on an assessment of the institution’s cybersecurity risks, designate a Chief Information Security Officer, maintain written policies and procedures with respect to third party service providers, limit who has access to data or systems, use qualified cybersecurity personnel to manage cybersecurity risks, notify the NYDFS of a cybersecurity event within seventy-two hours, maintain a written incident response plan and provide the NYDFS with an annual certification of compliance.
In addition, the NAIC has adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and the Insurance Data Security Model Law. The data security model law establishes standards for data security in the insurance industry, including standards for investigating a data breach and requiring certain notifications to regulators, producers and consumers. South Carolina became the first state to adopt the data security model law in May 2018. Several other states have adopted or are considering adopting this model law or versions thereof. As explained above, it is not mandatory for insurers to comply with an NAIC model law, nor for states to adopt a model law; however, state and federal legislators and regulators are likely to look to the model law, as well as the NYDFS regulation, for guidance in proposing new legislation and regulation. The NAIC model law could also become a standard to which insurance companies are held accountable in decisions on whether to bring enforcement actions. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We expect a continuing focus at the state and federal levels on the privacy and security of personal information.
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

Healthcare Regulation. We are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act affects the small blocks of business we have offered or acquired over the years that are, or are deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees, retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees. Any repeal, replacement or amendment of the Healthcare Act could have similar effects on us. Although President Trump and many Congressional Republicans have indicated a desire to repeal or revise the Healthcare Act, the fate of these proposals is unclear. Further, on December 18, 2019, the Fifth Circuit Court of Appeals affirmed a district court finding that the Healthcare Act’s individual mandate is unconstitutional but sent the case back to the district court to reconsider how much, if any, of the remainder of the Healthcare Act should be invalidated. Several states, led by California, have appealed the Fifth Circuit’s ruling to the U.S. Supreme Court. Such litigation creates further uncertainty regarding the future of the Healthcare Act. We are unable to predict how these events will ultimately be resolved and what the potential impact may be on the Healthcare Act and our business.

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

ITEM 1. BUSINESS — (Continued)

Other types of regulations that affect us include insurable interest laws, employee benefit plan laws, antitrust laws, employment and labor laws, and federal and state tax laws. Failure to comply with federal and state laws and regulations may result in censure; the issuance of cease-and-desist orders; reputational damage; suspension, termination or limitation of the activities of our operations and/or our employees and agents; or the obligation to pay fines, penalties, assessments, interest, or additional taxes and wages. In some cases, severe penalties may be imposed for breach of these laws. We cannot predict the impact of these actions on our business, results of operations or financial condition.
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

ITEM 1A. RISK FACTORS
Our performance is dependent on our ability to manage complex operational, financial, legal, and regulatory risks and uncertainties throughout our operations. The most significant of these risks and uncertainties are described below. Any of these, individually or in the aggregate, could materially and adversely impair our business, financial condition or results of operations, particularly if our actual experience differs from our estimates and assumptions. While our enterprise risk management framework contains various strategies, processes, policies and procedures to address these risks and uncertainties, we cannot be certain that these measures will be implemented successfully in all circumstances. In addition, we could experience risks that we failed to identify, or risks of a magnitude greater than expected.
Economic and Investment Market Risk Factors
Our results of operations are materially affected by economic and political conditions in the U.S. and elsewhere. The strength and sustainability of economic activity is inherently uncertain. Factors such as unemployment, workforce participation levels, consumer prices, domestic political uncertainty, geopolitical and international trade issues, energy prices, stagnant or declining family incomes, consumer confidence and spending, and increased student and consumer debt can adversely affect the economy and demand for our products. Unfavorable economic developments could adversely affect us if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions may impair the ability of our customers to pay premiums as they come due.
Interest rates have a significant impact on our business and on consumer demand for our products. When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed maturity securities. In addition, increasing rates on other insurance or investment products offered by competitors can lead to higher surrenders by our customers at a time when fixed maturity investment asset values are lower. We may react to market conditions by increasing crediting rates, which narrows our “spread,” or the difference between the amounts we earn on investments and the amount we must pay under our contracts. Decreasing interest rates also can adversely affect our spreads, particularly with interest-sensitive life insurance and fixed annuities. An environment of persistently low (or lower) interest rates, as in recent years, compounds this spread compression. Further, when market interest rates decrease or remain at relatively low levels, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. Proceeds from maturing, prepaid or sold bonds or mortgage loan investments may be reinvested at lower yields, reducing our spread. Our ability to decrease product crediting rates in response may be limited by market and competitive conditions and by regulatory or contractual minimum rate guarantees. While we use ALM processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective. See the Risk Management discussion in Item 1 above and the General Trends discussion in Part II, Item 7 below for further details about interest rates and our ALM processes.

ITEM 1A. RISK FACTORS — (Continued)

Fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate could adversely affect our business. Investment returns are an important part of our profitability. Substantially all investments, including our fixed maturity, equity, real estate and mortgage loan investment portfolios, are subject to market and credit risks, including market volatility and deterioration in the credit or prospects of companies or governmental entities in which we invest. We could incur significant losses from such risks, particularly during extreme market events. The concentration of our investments in any particular industry, group of related industries or government issuers, or geographic area can compound these risks. Moreover, the Board of Governors of the Federal Reserve System may move further towards normalizing monetary policy from the programs of recent years that have fostered a historically low interest rate environment. In addition to resulting in higher interest rates, such a move may generate volatility in debt and equity markets.
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

The discontinuance of the London Inter-Bank Offered Rate ("LIBOR") may adversely affect the interest rates on and value of certain derivatives we hold, and any other assets or liabilities whose value is tied to LIBOR.  On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. As a result, it appears likely that LIBOR will be discontinued after 2021.  In April 2018, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of overnight cash borrowing collateralized by U.S. Treasury securities, as an alternative to LIBOR.  A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the next few years.

We are evaluating our current exposure to LIBOR-based financial instruments, such as derivatives we use for hedging. The effect of the discontinuance of or any changes to LIBOR on new or existing financial instruments to which we have exposure will vary depending on whether fallback provisions exist in individual contracts and whether, how, and when industry participants develop and widely adopt new benchmark rates and fallbacks for both legacy and new instruments.  Accordingly, at this time, we cannot predict the overall effect of the discontinuation of LIBOR or the establishment of alternative benchmark rates.  The discontinuation of LIBOR or the establishment of alternative benchmark rates, or any uncertainty in relation to the timing and manner of such actions, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts to which we are a party.
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

Our loss reserves are estimates of amounts needed to pay and administer incurred claims and, as such, are inherently uncertain; they do not and cannot represent exact measures of liability. Inflationary events, especially events outside of historical norms, or regulatory changes that affect the assumptions underlying our estimates can cause variability. For example, increases in costs for auto parts and repair services, construction costs, and commodities (whether as a result of market forces, tariffs or other conditions or events) result in higher losses for property damage claims. Accordingly, our loss reserves could prove to be inadequate to cover our actual losses and related expenses. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves for additional information.

ITEM 1A. RISK FACTORS — (Continued)

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
Interest rate fluctuations and other events may require us to accelerate the amortization of deferred policy acquisition costs (“DAC”). When interest rates rise, life and annuity surrenders and withdrawals may increase as policyholders seek to buy products with higher or perceived higher returns, impacting estimates of future profits. Significantly lower future profits may cause us to accelerate DAC amortization, and such acceleration could adversely affect our results of operations to the extent such amortization exceeds any surrender or other charges earned as income upon surrender and withdrawal. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies and Practices, and Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.
We may be unable to maintain the availability and performance of our systems and to safeguard our data and our customers' confidential information and privacy. We rely on the availability, reliability, and security of internet technologies, our internal networks, information-processing infrastructure, system platforms, business applications and third-party providers to receive, store, process, retrieve, calculate and evaluate customer and company information, including to provide insurance quotes, process premium payments, administer our products, provide customer support, file and pay claims and make changes to existing policies, among many other functions. We also use systems for investment management, financial reporting and data analysis to support our policyholder reserves and other actuarial estimates. We have developed or evolved strategies, and processes to secure, maintain and enhance our existing internal networks, technology and processing infrastructure and our information systems and to update or replace certain information systems to keep pace with advancing technology, changing customer preferences and expectations, and increasingly stringent industry and regulatory standards. However, system failures, extended unavailability or other outages, or damage or destruction to internal or external networks or systems, whether caused by intentional or unintentional acts or events, as well as difficulties arising from the implementation of system-security vulnerability patches, third-party system upgrades, and new systems and technologies, could compromise our ability to perform critical functions on a timely basis. For instance, if these systems were inaccessible or inoperable, or if they fail to function effectively or as designed, the resulting disruptions may impede or interrupt our business operations, cause misstated or unreliable financial data, or impact the effectiveness of our internal controls over financial reporting.
In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services, over which we have no direct control, including providers of computing infrastructure platforms or externally hosted systems commonly known as the “cloud.” We are highly dependent on our ability to access these external services for necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. If we do not effectively develop, implement and monitor these relationships, if third-party providers do not perform as anticipated, if technological or other problems are incurred with a transition, or if outsourcing relationships relevant to our business process functions are terminated, we may not realize expected productivity improvements or cost-efficiencies, and we may experience operational difficulties, increased costs and a loss of business.

ITEM 1A. RISK FACTORS — (Continued)

We receive and transmit legally protected information with and among customers, agents, financial institutions and selected third party vendors and service providers, including personally identifiable information and non-public information. We have invested significant time and resources towards preventing and mitigating risks through security vulnerability assessments and several layers of data intrusion and detection protection technologies, designs and authentication capabilities. Our efforts may not be effective against all security threats and breach attempts in light of increasingly complex and persistent threat techniques and the evolving sophistication of individual and state-sponsored cyber-attacks. A breach, whether from external or internal sources, or from the theft or loss of equipment, can result in access, viewing, misappropriation, altering or deleting information in ours or a third party’s systems on which we rely, including customers’, agents’ and employees’ sensitive personal and financial information and our proprietary business information. Like other companies, we have experienced threats to our data and systems, including malware and ransomware, seeking to gain unauthorized access to systems and data or to cause disruptions in service. In addition, a limited number of spoofing attacks have been carried out by individuals impersonating customers, which have resulted in unauthorized withdrawals from certain customer accounts. Such withdrawals have been refunded by us, and we believe we have implemented appropriate business process changes to help mitigate future attacks. We are also licensing technology to further assist in the identification of these bad actors. To date, these various threats and attacks have not been material to our operations. However, any significant attacks, unauthorized access or disclosures, disruptions or other security breaches, whether affecting us or third parties, could result in substantial business disruption and consequences, including without limitation, costs of repairing or replacing systems, increased security costs, costs of customer notifications and credit monitoring services, lost revenues, litigation, regulatory action, fines and penalties, and harm to customer and producer confidence and our reputation. While we have purchased cybersecurity risk insurance and intend to assess the adequacy of this insurance annually, this insurance may not be sufficient in scope or amount to cover all of our losses from breaches of our data.
Cybersecurity risks may also cause an index’s performance to be incorrectly calculated, which could affect the calculation of values under certain of our insurance and annuity contracts. We are not responsible for the calculation of any index. Breaches in cybersecurity may also negatively affect the value of the securities or other investments that comprise or define an index.
Our failure to complete and implement technology initiatives in a timely manner could result in the loss of business and incurrence of software development costs that may not be recoverable. Data and analytics play an increasingly important role in the insurance industry. We may initiate multi-year technology projects from time to time to enhance operations or replace aging systems. While technology developments can enhance the utility and value of data and analytics, streamline business processes and ultimately reduce the cost of operations, technology initiatives can also present significant economic and organizational challenges, short-term costs and implementation risks. In addition, projections of expenses and implementation schedules could change materially and costs could escalate over time, while the ultimate utility of a technology initiative could deteriorate over time.
Due to the highly-regulated nature of the insurance industry, we also face increasing costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. The costs to develop and implement systems to replace our aging systems and to comply with new regulatory requirements as needed over time are expected to be significant. Due to the complexities involved, there can be no assurances that new multi-year projects will be successful and that the costs incurred to develop and implement replacement systems will be recoverable. Furthermore, failure to implement replacement systems in a timely manner could result in loss of business from our delay or inability to design and introduce new insurance products that meet emerging consumer needs and competitive trends.
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

ITEM 1A. RISK FACTORS — (Continued)

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which may adversely impact our Company.
It is necessary for us to maintain effective internal controls over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures to provide timely and reliable financial and other information. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we disclosed certain material weaknesses in our internal controls over financial reporting. After enhancements to our internal controls, we concluded as of the end of fiscal year 2017 that our internal controls over financial reporting and our disclosure controls and procedures were effective. We have also concluded as of and for the years ended December 31, 2018 and 2019 that our internal controls over financial reporting and our disclosure controls and procedures were effective. However, we cannot be certain that we will be able to prevent future material weaknesses or that there are no existing, but as yet undiscovered, weaknesses that we need to address. A failure to maintain adequate internal controls may adversely affect our ability to provide information that accurately reflects our financial condition on a timely basis. This could cause an adverse effect on our business, results of operations and the market price of our stock if investors, customers, rating agencies, regulators or others lose confidence in our reported financial and other information, if we become subject to SEC or other regulatory review and sanctions, or if we become subject to litigation that results in substantial fines, penalties or liabilities.

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

The occurrence of events that are unanticipated in our business continuity and disaster recovery planning could impair our ability to conduct business effectively. Our corporate headquarters is located in Galveston, Texas, on the coast of the Gulf of Mexico and in the past has been impacted by hurricanes. Our League City, Texas, offices are designed to support our operations and service our policyholders in the event of a hurricane or other natural disaster affecting Galveston. The primary offices of our property and casualty insurance companies are in Springfield, Missouri, and Glenmont, New York, which helps to insulate these facilities and their operations from coastal catastrophes. While we periodically test our business continuity and disaster recovery plans, the severity, timing, duration or extent of an event may be unanticipated by such plans, which could result in an adverse impact on our ability to conduct business. In the event a significant number of our employees or agents were unavailable or unable to work following such a disaster, or if our computer-based data processing, transmission, storage and retrieval systems were affected, our ability to effectively conduct our business could be compromised.

Climate change may adversely impact our results of operations.
There are concerns that the increased frequency and severity of weather-related catastrophes and other losses, such as wildfires, incurred by the industry in recent years is indicative of changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, which could cause such events to persist. Increased weather-related catastrophes would lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.
In addition, climate change could have an impact on assets in which we invest, resulting in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee which, if any, assets, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business or the value of our investments.

ITEM 1A. RISK FACTORS — (Continued)

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

We compete with other insurers for producers primarily on the basis of our financial position, reputation, stable ownership, support services, compensation, product features and pricing. We may be unable to compete for producers with insurers that adopt more aggressive pricing or compensation, that offer a broader array of products or packages of products, or that have extensive promotional and advertising campaigns.

Our supplemental health business could be negatively affected by alternative healthcare providers or changes in federal healthcare policy. Our Medicare Supplement business is impacted by market trends in the senior-aged healthcare industry that provide alternatives to traditional Medicare such as HMO and other managed care or private plans. Programs such as Medicare Advantage allow carriers to provide Medicare supplement benefits in a managed care package (i.e. HMO/PPO) that can be tailored to an insured’s state or even region depending on the size of the provider network. The benefit of Medicare Advantage is most people are familiar with how HMO’s and PPO’s operate and how the providers are built in. The success of these alternative healthcare solutions for seniors could negatively affect the sales and premium growth of traditional Medicare Supplement and impact our ability to offer such products. Additionally, other supplemental products in our portfolio, including Short-Term Care and Limited Benefit plans could be impacted by future federal and state legislation. These products are excluded from coverage requirements in the Healthcare Act. They are designed to fill the niche for consumers unable to get full coverage at any given time. State and federal legislation, either through Congress or the U.S. Department of Health & Human Services (HHS), could impact marketing by enacting laws and regulations restricting these products in the market. Changes to healthcare policy could limit the ability to renew/rewrite, impose limitations on the length of coverage periods or limit benefit amounts available in plans. We do not see major changes in healthcare policy for the remainder of 2020. Even if we assume a change in political power in Washington D.C. after the election, we probably would not see healthcare policy changes until later in 2021.

Litigation and Regulation Risk Factors
Litigation may result in significant financial losses and harm our reputation. Plaintiffs have brought and may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, alleged agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of benefits, product suitability, claims-handling practices (including the permitted use of aftermarket, non-original equipment manufacturer auto parts), loss valuation methodology, refund practices, employment and producer contracting matters, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages, and our reputation could be harmed. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business.

ITEM 1A. RISK FACTORS — (Continued)

We are subject to extensive regulation, and potential further regulation may increase our operating costs, restrict our ability to innovate and limit our growth. We are subject to extensive insurance laws and regulations that affect nearly every aspect of our business. We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, such as state securities and workforce regulators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor (“DOL”), the U.S. Department of Housing and Urban Development (“HUD”), HHS, the Federal Trade Commission and state attorneys general, each of which exercises a degree of interpretive latitude. We face the risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may conflict with that of another regulator or enforcement authority or may change over time to our detriment. Regulatory investigations and examinations, which can be broad and unpredictable, may raise issues not identified previously and could result in new legal actions against us and industry-wide regulations that could adversely affect us. Further, we are experiencing increasing information requests from regulators without corresponding direct regulation being applicable to us, on issues such as climate change, diversity and our investments in certain companies or industries. Responding to such requests adds to our compliance burden.

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

In January 2019, the NYDFS issued Circular Letter No. 1, in which the department set out its views concerning the use of external consumer data sources in the underwriting of life insurance. The NYDFS contends that external data sources can be unreliable and that many are not subject to regulatory oversight. Circular Letter No. 1 further highlights two particular areas of immediate concern for the NYDFS involving the use of external data sources by life insurers. First, the department states that the use of external data sources has a significant potential to negatively impact protected classes of consumers in violation of state and federal anti-discrimination laws, and that insurers should not use an external data source unless the insurer can prove that such source does not violate anti-discrimination laws. Second, the NYDFS contends that an insurer’s use of external data sources is often accompanied by a lack of transparency to consumers, which may implicate unfair trade practice law. Such guidance, or similar guidance adopted by other states, may significantly hinder our use of technological and innovative advances to underwrite and price life insurance accurately.  This guidance may also deter the use of what is commonly called “big data” in the underwriting of property and casualty insurance.

Federal regulatory changes and initiatives have a growing impact on us. For example, Dodd-Frank provides for enhanced federal oversight of the financial services industry through multiple initiatives. Provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau (“CFPB”) may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. The Federal Insurance Office, as a result of various studies it conducts, may also recommend changes in laws or regulations that affect our business. Although there have been proposals to revise or reverse some provisions of Dodd-Frank, the fate of such proposals is unclear, and we cannot predict with certainty how Dodd-Frank will continue to affect the financial markets generally or impact our business and results of operations.

ITEM 1A. RISK FACTORS — (Continued)

Certain federal regulation may impact our property and casualty operations. In 2013, under the Obama Administration, HUD finalized a regulation under the Fair Housing Act that applies to home lenders, landlords and other housing providers. Such regulation prohibits lending and housing practices having a disparate impact against protected classes, even if there is no intent to discriminate. Various legal challenges to this regulation were pursued, culminating in a decision of the U.S. Supreme Court in 2015 generally viewed as favorable to the regulation. More recently, the Trump Administration sought delay and reconsideration of the 2013 regulation. As a result, HUD has proposed a regulation that would substantially revise the 2013 regulation to make it more difficult for plaintiffs to bring disparate impact claims under the Fair Housing Act. Nevertheless, there is still concern among property and casualty insurers that the 2013 regulation, whether or not revised, could be applied in a manner that adversely impacts price differentiation for homeowners’ policies using traditional risk selection analysis. Further, it is uncertain to what extent the regulation may impact property and casualty industry underwriting practices. The proposed regulation, whether or not adopted in its present form, could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. In addition, Congress or states may enact legislation affecting insurers’ ability to use credit-based insurance scores as part of the property and casualty underwriting or rating process, which could force changes in underwriting practices and impair our property and casualty operations’ ability to write homeowners business profitably.
There have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. We have previously reported that in April 2016, the U.S. Department of Labor (“DOL”) issued a regulation that significantly expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 and the Internal Revenue Code of 1986 (the “fiduciary rule”). The fiduciary rule would have applied ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not previously subject to the standard when they sell annuities to IRA’s and qualified retirement plans. The fiduciary rule ultimately was vacated on June 21, 2018, by the U.S. Court of Appeals for the Fifth Circuit ending the rule's effectiveness. However, there are indications that the DOL may propose an alternative rule.
We have previously reported that in April 2018, the SEC proposed a regulation addressing the standards of care applicable to broker-dealers and investment advisers. “Regulation Best Interest” would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities. On June 5, 2019, the SEC adopted Regulation Best Interest. The rule will require broker-dealers and investment advisers to provide retail customers a Client Relationship Summary (“Form CRS”) to disclose certain information about the nature of the customer’s relationship with their investment professional, including fees and costs associated with services and conflicts of interest the firm may have. Broker-dealers and investment advisers must begin complying with Regulation Best Interest and the Form CRS requirements by June 30, 2020.
There have also been state efforts to change the standards of care applicable to broker-dealers, investment advisers and insurance producers, including through the NAIC's Suitability in Annuity Transactions Model Regulation and the “Suitability and Best Interests in Life Insurance and Annuity Transactions” regulation adopted by the NYDFS. The NAIC model regulation places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC recently has adopted revisions to this model regulation that would further elevate the standard of care for annuity sales and harmonize it with the SEC's new Regulation Best Interest. We anticipate that the revised model will be adopted in some form by many of the states in which we do business. The NYDFS regulation addresses the duties and obligations of insurers and their producers and provides that any transactions with respect to life insurance policies and annuity contracts delivered or issued for delivery in New York must be in the best interest of the consumer and appropriately address the insurance needs and financial objectives of the consumer at the time of the transaction. It further requires that any recommendation must be based on an evaluation of the suitability information of the consumer and reflect the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use under the prevailing circumstances. Further, a producer’s compensation and other incentives must not influence his or her recommendations. The New York regulation became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020.
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

ITEM 1A. RISK FACTORS — (Continued)

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

On December 22, 2017, the federal government enacted the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform made broad and complex changes to federal corporate tax law and resulted in changes to our overall tax obligations. Most notably, Tax Reform reduced the corporate income tax rate from 35% to 21%. In addition, there were several changes that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction and changes to the calculation of tax reserves associated with policyholder liabilities. Any changes in federal income tax laws or regulations, including changes to Tax Reform could adversely affect the federal income taxation of our ongoing operations and have a material adverse impact on our business and results of operations.

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

Reinsurance and Counterparty Risk Factors
Reinsurance may not be available, affordable, adequate or collectible to protect us against losses. As part of our risk management strategy, we purchase reinsurance for certain risks that we underwrite. Market conditions, catastrophes, and geo-political events beyond our control, including the continued threat of terrorism, influence the availability and cost of reinsurance for new business. In certain circumstances, the price of existing reinsurance contracts may also increase. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Our reinsurers may not pay the reinsurance recoverables owed to us or they may not pay these balances on a timely basis.

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

ITEM 1A. RISK FACTORS — (Continued)

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

We are controlled by a small number of stockholders. As of December 31, 2019, the Moody Foundation, a charitable trust, beneficially owned approximately 22.75% of our common stock. In addition, Moody National Bank, in its capacity as trustee or agent of various accounts, had the power to vote approximately 49.07% of our common stock as of such date. As a result, subject to applicable legal and regulatory requirements, these institutions have the ability to exercise a controlling influence over matters submitted for stockholder approval, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock if controlling stockholders sell a significant number of shares or if investors perceive disadvantages in owning stock in a company controlled by a small number of stockholders.

Advances in medical technology may adversely affect our business. Genetic testing and diagnostic imaging technology is advancing rapidly. Increases in the prevalence, availability (particularly in the case of direct to consumer genetic testing) and accuracy of such testing may increase our adverse selection risk, as people who learn that they are predisposed to certain medical conditions associated with reduced life expectancy may be more likely to purchase and maintain life insurance. Conversely, people who learn that they lack genetic predisposition to conditions associated with reduced life expectancy may forego the purchase of life insurance, or permit existing policies to lapse, and may be more likely to purchase certain annuity products. Our access to and ability to use medical information, including the results of genetic and diagnostic testing, that is known to our prospective policyholders is important to our underwriting of life insurance and annuities. Some states restrict insurers’ access and use of genetic information, and similar additional regulations and legislation may be adopted. Such regulation and legislation likely would exacerbate adverse risk selection related to genetic and diagnostic testing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
We own and occupy our corporate headquarters in Galveston, Texas. We also own and occupy the following properties that are materially important to our operations:

•	Three buildings in League City, Texas, which are used primarily by our Life, Health, and Corporate and Other segments.

•	Five buildings, four in Springfield, Missouri, and the other in Glenmont, New York, which are used primarily by our Property and Casualty segment.
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
On December 31, 2019, our year-end closing stock price was $117.68 per share, and there were 629 holders of record of our issued and outstanding shares of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our common stock that is authorized for issuance under American National’s 1999 Stock and Incentive Plan as of December 31, 2019:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$80.05	2,402,074
Not approved by security holders	—	—	—
Total	—	$80.05	2,402,074

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

Performance Graph
The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2014, with all dividends reinvested.
Value at each year-end of a $100 initial investment made on December 31, 2014:

	December 31,
	2014	2015	2016	2017	2018	2019
American National (ANAT)	$100.00	$91.29	$113.31	$119.13	$120.99	$115.44
NASDAQ Total OMX	100.00	99.15	112.05	136.01	128.60	168.69
NASDAQ Insurance OMX	100.00	99.26	119.55	139.81	130.40	159.18

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
American National Insurance Company
(and its subsidiaries)

	Years ended December 31,
(in millions, except per share data)	2019	2018	2017**	2016**	2015**
Premiums and other revenues	$4,070	$3,326	$3,411	$3,228	$3,017
Income from continuing operations, net of tax*	632	160	496	183	242
Net income*	632	160	496	183	242
Net income attributable to American National*	620	159	494	181	243
Per common share
Income from continuing operations, net of tax*
Basic	23.50	5.97	18.43	6.79	9.02
Diluted	23.49	5.96	18.38	6.77	8.99
Net income attributable to American National*
Basic	23.08	5.91	18.35	6.73	9.04
Diluted	23.07	5.91	18.31	6.71	9.02
Cash dividends per share	3.28	3.28	3.28	3.26	3.14

	December 31,
	2019	2018	2017	2016	2015
Total assets	$28,598	$26,912	$26,387	$24,533	$23,766
Total American National stockholders’ equity	5,990	5,257	5,247	4,652	4,452
Total equity	5,996	5,272	5,256	4,661	4,462

*
Results for the year ended December 31, 2017 include the impact of the U. S. Tax Cut and Jobs Act ("Tax Reform") of a $206.4 million tax benefit, primarily due to the remeasurement of our existing deferred tax balances to a 21% corporate income tax rate. Excluding the impact of Tax Reform, the Company’s net income for the year ended December 31, 2017 would have been $287.3 million and net earnings per basic and diluted share would have been $10.68 and $10.65, respectively.

**
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, unrealized gains and losses on equity securities are no longer recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in earnings. Results for the years ended December 31, 2017, 2016 and 2015 have not been restated to conform to the current presentation. See Note 3, Recently Issued Accounting Pronouncements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Caution Regarding Forward-Looking Statements
Certain statements made in this report, including but not limited to the accompanying consolidated financial statements, and the notes thereto appearing in Item 8 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Item 7 ("MD&A"), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. It is not a matter of corporate policy for us to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A, Risk Factors and elsewhere in this report, such as:

•	Economic & Investment Risk Factors

•	potential for difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;

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

•	potential ineffectiveness of our risk management policies and procedures;

•	changes in our experience related to deferred policy acquisition costs;

•	failures or limitations of our computer, information security and administration systems;

•	failure to complete and implement technology initiatives in a timely manner;

•	potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;

•	potential ineffectiveness of our internal controls over financial reporting;

•	Catastrophic Event Risk Factors

•	natural or man-made catastrophes, pandemic disease, or other events resulting in increased claims activity from catastrophic loss of life or property;

•	the effects of unanticipated events on our disaster recovery and business continuity planning;

•	the effects of global climate change;

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Marketplace Risk Factors

•	the highly competitive nature of the insurance and annuity business;

•	potential difficulty in attraction and retention of qualified employees and agents;

•	the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplemental healthcare business;

•	Litigation and Regulation Risk Factors

•	adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm our reputation;

•	significant changes in government regulation;

•	changes in tax law;

•	changes in statutory or U.S. Generally Accepted Accounting Principles (“GAAP”), practices or policies;

•	Reinsurance and Counterparty Risk Factors

•	potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;

•	potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;

•	Other Risk Factors

•	potentially adverse rating agency actions;

•	control of our company by a small number of stockholders; and

•	advances in medical technology and testing, which may increase our adverse selection risk.
This MD&A should be read in conjunction with our consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. For comparison of 2018 to 2017, see "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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
The Corporate and Other segment acts as the owner of all of the invested assets of the Company. The investment income from the invested assets is allocated to the insurance segments in accordance with the assets allocated to each insurance segment. Earnings of the Corporate and Other segment are derived from income related to invested assets not allocated to the insurance segments and from our non-insurance subsidiaries. All realized investment gains and losses, which includes other-than-temporary impairments (“OTTI”), are recorded in this segment.
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

Interest Rates: The low-interest rate environment is a challenge for life insurers as the spreads on deposit-type contracts remain narrow, especially as interest rates have approached minimum crediting rates. Low market interest rates reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. Our ALM Committee actively manages the profitability of these in-force blocks of business. In previous years, we reduced the guaranteed minimum crediting rates on new fixed annuity contracts, which has afforded us the flexibility to respond to the unusually low-interest rate environment. We have also reduced crediting rates on in-force contracts, where permitted to do so. These actions help mitigate the adverse impact of low interest rates on the profitability of these products, although sales volume may be negatively impacted as a result. We also maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of our products. Rapidly rising interest rates could result in reduced persistency of our spread-based products, if contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The interest rate environment affects estimated future profit projections, which could impact the amortization of our DAC assets and the estimates of policyholder liabilities. Significantly lower future estimated profits may cause us to accelerate the amortization of DAC or require us to establish additional policyholder liabilities, thereby reducing earnings. We periodically review assumptions with respect to future earnings to ensure they remain appropriate considering the current interest rate environment.

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

Importance of Operating Efficiencies: The volatile economic environment and costs associated with greater regulation create a further need for operating efficiencies. We manage our cost base while maintaining our commitment to provide superior customer service to policyholders and agents. Investments in technology are coordinated through a disciplined project management process. We anticipate continually improving our use of technology to enhance our policyholders’ and agents’ experience and increase our overall operating effectiveness.

Increased Role of Advanced Technology: The use of mobile technology has changed the way consumers want to conduct their business, including real-time access to information. Many customers expect to complete transactions in a digital format instead of traditional methods that require a phone call or submission of paper forms. Social media and other customer-facing technologies also reshape the way companies communicate and collaborate with key stakeholders, and new tools exist to better collect and analyze information for potential business opportunities and better manage risks. For example, American National has mobile-enabled all of its Internet-based access and leverages social media channels to reach out to potential customers to promote awareness of the company, including the products and services offered. We expect that technology will continue to evolve, offering new and more effective ways to reach and service our customers and shareholders. We evaluate available and evolving technologies and incorporate those we believe offer appropriate benefits to the company and its customers.

Continued Challenges of Talent Attraction and Retention: Attracting qualified individuals and retaining existing employees is a continuing challenge for employers. Businesses have become extremely competitive in the talent marketplace and particularly with such low unemployment. As a result, it grows increasingly challenging to distinguish American National as the employer of choice.

To address these challenges, we have expanded the use of technology and social media to enhance our employer brand and educate candidates on why they should work for us. We’ve worked hard to develop a diverse and inclusive workforce which not only strengthens the engagement of our current employee population, but also helps make us an attractive employer. To help improve our employee retention and to continue to learn, we strive to listen to our employees’ voices, value different perspectives and encourage broader employee influence on how decisions are made. Providing robust career development, personal growth opportunities and effective succession planning are also important elements of our retention and employee development efforts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life and Annuity
Life insurance and annuity are mainstay segments, as they have been during our long history. We believe that the combination of predictable and decreasing mortality rates, positive cash flow generation for many years after policy issue and favorable persistency characteristics suggest a viable and profitable future for these lines of business.

Effective management of invested assets and associated liabilities using crediting rates and, where applicable, financial hedging instruments (which we use as economic hedges of equity-indexed life and annuity products), is important to the success of our Life and Annuity segments. Asset “disintermediation,” the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, is a risk associated with these segments as are rates of mortality and surrenders that exceed our assumptions.

Demographics: We believe a key driver shaping the actions of the life insurance industry is the rising income protection, wealth accumulation and insurance needs of an increasing number of retirees. As a result of increasing longevity and uncertainty regarding the Social Security System and an ongoing transition from defined benefit pension plans to 401(k) type retirement plans, retirees will need to accumulate sufficient savings to support retirement income requirements.

We believe we are well positioned to address the increasing need for savings tools and income protection. We believe our overall financial strength and broad distribution channels position us to respond with a variety of products for individuals approaching retirement age, who seek information to plan for and manage their retirement needs. We believe our products that offer guaranteed income flows for life, including single premium immediate annuities, are well suited to serve this market.

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
Health
Most of the major provisions of the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the "Healthcare Acts”), phased in effective January 1, 2014. The Healthcare Acts mandated broad changes in the delivery of health care benefits that have impacted our business model including our relationships with current and future customers, producers, and health care providers, as well as our products, services and processes. As a result, the Healthcare Acts generated new opportunities in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products to be sold in the worksite market as well as to individuals. We believe that recent changes to the Healthcare Acts that removed the tax consequences for not having health coverage and the removal of limitations on Short Term Medical products could significantly increase our production. We also continue to expand our presence in the worksite market to generate new opportunities in the broker market, as well as developing and implementing a captive sales force.
We expect our Managing General Underwriter (“MGU”) business to remain stable during 2020. We generally retain only 10% of the premiums and risks produced by MGUs. The majority of the revenue generated from this business is fee income included in “Other income” of the Health segment’s operating results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty
We offer our personal and commercial property and casualty lines of business primarily through our multiple line agencies. We favor a balanced, focused and collaborative approach to both growth and profitability through the development of successful agencies.

To acquire and retain profitable business, we use sophisticated pricing models and risk segmentation, along with a focused distribution force. We believe this approach allows us to make product enhancements and offer programs that are charging an appropriate premium for the risk.

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

Competitive Pressures: The property and casualty insurance industry remains highly competitive. Despite the competitive environment, we expect to identify profitable opportunities through our strong distribution channels, expanding geographic coverage, marketing efforts, new product development and pricing sophistication.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

	December 31, 2019			December 31, 2018
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$656,367	$62,543	$593,824	$691,101	$57,296	$633,805
IBNR	449,718	25,826	423,892	360,872	21,736	339,136
Total	$1,106,085	$88,369	$1,017,716	$1,051,973	$79,032	$972,941

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

IBNR–IBNR reserves are estimated based on many variables including historical statistical information, inflation, legal environment, economic conditions, trends in claim severity and frequency as well as other factors affecting the adequacy of claim reserves. Loss and premium data is aggregated by exposure class and by accident year. IBNR reserves are estimated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to claims. Adjustments in aggregate reserves, if any, are included in the results of operations of the period during which such adjustments are made.

We believe we conservatively reflect the potential uncertainty generated by volatility in our loss development profiles when selecting loss development factor patterns for each line of business. See Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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
Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line exceed the expected premiums for that product line. The estimation of a deficiency reserve considers the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the need for deficiency reserves are reviewed periodically for reasonableness. There were no reserves of this type at December 31, 2019 and December 31, 2018, respectively.

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

•
Pegged Frequency and Severity—Uses actual claims count data and emergence patterns of older accident periods to project the ultimate number of reported claims for a given accident year. A similar process projects the ultimate average severity per claim so that the product of the two projections results in a projection of ultimate loss for a given accident year.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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
For the lines of business we write, future inflation rates could vary from our assumption of relatively stable rates. Unexpected changes in future inflation rates could impact our financial position and liquidity, and we measure the sensitivity of our reserve levels to unexpected changes in inflation. The impacts of future inflation for a 1.0% decrease and 3.0% increase over the implied inflation rate in the December 31, 2019 gross loss reserve balance on direct written business are as follows (amounts in thousands):

Cumulative Increase (Decrease) in Reserves	1.0% Decrease	3.0% Increase
Personal
Automobile	$(5,461)	$16,358
Homeowner	(1,018)	3,148
Commercial
Agricultural Business	(10,335)	33,723
Automobile	(3,274)	8,854
Credit	(375)	1,144

It is not appropriate to aggregate the impacts shown in the sensitivity analysis above. Each was estimated in isolation of the others and are not expected to occur at the same time and in the same magnitude as shown. The variations are not meant to demonstrate what we believe to be “best-case” or “worst-case” scenarios, and it is possible that future variations will be more or less than the amounts in the sensitivity analysis. While these are possible scenarios based on the information available to us at this time, we do not believe the reader should consider our sensitivity analysis to generate either what we consider to be a range of reasonable reserve estimates or what we consider to be a range of all possible outcomes.
Management believes our reserves at December 31, 2019 are adequate. New information, regulation, events or circumstances unknown at the original valuation date, however, may result in future development resulting in ultimate losses being significantly greater or less than the recorded reserves at December 31, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Deferred Policy Acquisition Costs
We had a DAC asset of approximately $1.42 billion and $1.5 billion at December 31, 2019 and 2018, respectively. See Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional details.
We believe the estimates used in our DAC calculations provide an example of how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-tail business at December 31, 2019 (in thousands):

Increase (Decrease) in DAC
Increase in future investment margins of 25 basis points	$38,363
Decrease in future investment margins of 25 basis points	(42,369)
Decrease in future life mortality by 1%	1,736
Increase in future life mortality by 1%	(1,710)
Reinsurance
We manage our insurance underwriting risk exposures by purchasing reinsurance. We manage counterparty risk by entering into agreements with reinsurers we consider creditworthy, generally measured by the individual entity or entities’ financial strength rating. However, we do require a specified minimum rating by a NRSO. We monitor the concentrations of the reinsurers and reduce the participation percentage of lower-rated and unrated companies when appropriate in our judgment. While we believe we currently have no significant credit risk related to reinsurance counterparties, we continue to monitor their financial condition.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. There were no material valuation allowances recorded during the years ended December 31, 2019 and 2018. Although realization is not assured, management believes it is more-likely-than-not that our remaining deferred tax assets will be realized and that no additional valuation allowance is necessary as of December 31, 2019.

On December 22, 2017, the federal government enacted the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform made broad and complex changes to federal corporate tax law and resulted in changes to our overall tax obligations. Most notably, Tax Reform reduced the corporate income tax rate from 35% to 21%. In addition, there were several changes that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, and changes to the calculation of tax reserves associated with policyholder liabilities. As a result of Tax Reform, we recorded a tax benefit of $206.4 million in 2017 primarily due to remeasuring our existing deferred tax balances to the 21% corporate tax rate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Consolidated Results of Operations
The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums	$2,182,794	$2,228,193	$2,067,202	$(45,399)	$160,991
Other policy revenues	305,256	285,549	248,526	19,707	37,023
Net investment income	1,077,406	858,367	966,077	219,039	(107,710)
Net realized investment gains	30,751	16,931	91,209	13,820	(74,278)
Net gains (losses) on equity securities	422,535	(107,188)	—	529,723	(107,188)
Other income	51,401	44,530	37,986	6,871	6,544
Total premiums and other revenues	4,070,143	3,326,382	3,411,000	743,761	(84,618)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	667,828	708,313	681,122	(40,485)	27,191
Claims incurred	1,151,166	1,171,659	1,037,081	(20,493)	134,578
Interest credited to policyholders’ account balances	511,999	315,684	415,190	196,315	(99,506)
Commissions for acquiring and servicing policies	532,634	564,054	545,405	(31,420)	18,649
Other operating expenses	524,888	497,011	485,340	27,877	11,671
Change in deferred policy acquisition costs (1)	(12,749)	(71,497)	(81,484)	58,748	9,987
Total benefits, losses and expenses	3,375,766	3,185,224	3,082,654	190,542	102,570
Income before federal income taxes and other items	$694,377	$141,158	$328,346	$553,219	$(187,188)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Income before other items and federal income taxes (“Earnings”)

Earnings comparison of 2019 to 2018
Income from operations increased primarily due to the following:

•	Increase in net gains on equity securities resulting from favorable market conditions

•	Improvement in earnings generated from our Property and Casualty segment primarily driven by an improved loss ratio in the personal automobile line of business.
The increase in income from operations was partially offset by the following:

•	Decrease in Life segment earnings as a result of an increase in reserves related to benefits for our participating policies

•	Decrease in Annuity segment earnings due to spread compression and higher than expected fixed annuity surrenders early in 2019 that resulted in increased DAC amortization for the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums	$359,419	$350,012	$328,570	$9,407	$21,442
Other policy revenues	288,061	270,839	234,979	17,222	35,860
Net investment income	263,788	233,181	245,835	30,607	(12,654)
Other income	1,967	2,266	2,256	(299)	10
Total premiums and other revenues	913,235	856,298	811,640	56,937	44,658
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	449,252	417,702	410,152	31,550	7,550
Interest credited to policyholders’ account balances	80,950	54,249	73,965	26,701	(19,716)
Commissions for acquiring and servicing policies	162,203	158,657	147,176	3,546	11,481
Other operating expenses	190,104	190,835	190,482	(731)	353
Change in deferred policy acquisition costs (1)	(26,036)	(33,893)	(49,786)	7,857	15,893
Total benefits, losses and expenses	856,473	787,550	771,989	68,923	15,561
Income before federal income taxes and other items	$56,762	$68,748	$39,651	$(11,986)	$29,097

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Earnings comparison of 2019 to 2018
Income from operations for our Life segment decreased primarily due to the following:

•	An increase in reserves related to benefits for our participating policies

•	Lower DAC unlocking resulting in increased DAC amortization in 2019.
The decrease in income from operations was partially offset by the following:

•	Higher investment income net of interest credited to policyholders, primarily due to an increase in the asset base.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Acquisition cost capitalized	$(139,336)	$(131,156)	$(123,854)	$(8,180)	$(7,302)
Amortization of DAC	113,300	97,263	74,068	16,037	23,195
Change in DAC	$(26,036)	$(33,893)	$(49,786)	$7,857	$15,893

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life insurance sales
The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Traditional Life	$56,681	$57,714	$58,666	$(1,033)	$(952)
Universal Life	28,673	25,270	23,833	3,403	1,437
Indexed UL	36,906	33,543	29,110	3,363	4,433
Total Recurring	$122,260	$116,527	$111,609	$5,733	$4,918
Single and excess(1)	$2,193	$3,336	$3,026	$(1,143)	$310
Credit life(1)	10,723	8,076	8,689	2,647	(613)
Total annualized premium	$135,176	$127,939	$123,324	$7,237	$4,615

(1) These are weighted amounts representing 10% of single and excess premiums.

Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums. Life insurance sales measure activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. GAAP premium revenues, on the other hand, are associated with policies sold in current and prior periods, and deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.
Life insurance sales increased during the twelve months ended December 31, 2019 compared to 2018 primarily due to increased Universal Life and Indexed Universal Life sales.

Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2019	2018	2017	2019	2018
Life insurance in-force
Traditional life	$84,129,193	$78,872,533	$73,452,519	$5,256,660	$5,420,014
Interest-sensitive life	33,975,092	31,483,582	29,648,405	2,491,510	1,835,177
Total life insurance in-force	$118,104,285	$110,356,115	$103,100,924	$7,748,170	$7,255,191
The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change over prior year
	2019	2018	2017	2019	2018
Number of policies in-force
Traditional life	1,911,305	2,016,170	2,079,536	(104,865)	(63,366)
Interest-sensitive life	256,146	243,447	232,251	12,699	11,196
Total number of policies in-force	2,167,451	2,259,617	2,311,787	(92,166)	(52,170)
Life insurance in-force increased despite a reduction of policies in-force due to an increase in sales of higher face amount policies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Reinsurance
The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2019	2018	2017	2019	2018	2017
Reinsurance assumed	$1,103	$1,922	$2,337	$507	$389	$1,290
Reinsurance ceded	(203,011)	(248,688)	(249,988)	(86,017)	(103,749)	(104,599)
Total	$(201,908)	$(246,766)	$(247,651)	$(85,510)	$(103,360)	$(103,309)
We use reinsurance to mitigate certain risks to the life segment. During 2019, our retention limits were $5 million for issue ages 75 and under, and $2 million for issue ages 76 through 80, and $1,000,000 for issue ages 81 and older for traditional and universal life. In our life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess. We also engage in facultative reinsurance through several reinsurers. Accidental death and premium waiver benefits are mostly retained on new business. Increases in reserves and premium amounts ceded primarily reflect increased use of reinsurance in conjunction with treaties related to universal life products. Reduction in reinsurance ceded is due to a higher retention limit in 2019 than in previous years.
For 2019, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages)

Reinsurer	A.M. Best Rating(1)	Ceded Premium	Percentage of Gross Premium
Swiss Re Life & Health of America Inc.	A+	$24,895	28.9%
SCOR Global Life Reinsurance Company of Delaware	A +	20,650	24.0
Munich American Reassurance Company	A+	15,634	18.2
Canada Life Reinsurance	A+	9,825	11.4
Reinsurance Group of America	A+	5,894	6.9
Other Reinsurers with no single company greater than 5% of the total ceded premium		9,119	10.6
Total life reinsurance ceded		$86,017	100.0%

(1)	A.M. Best rating as of the most current information available February 7, 2020.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums	$147,139	$231,027	$222,207	$(83,888)	$8,820
Other policy revenues	17,195	14,710	13,547	2,485	1,163
Net investment income	663,895	467,788	573,789	196,107	(106,001)
Other income	2,727	2,611	2,832	116	(221)
Total premiums and other revenues	830,956	716,136	812,375	114,820	(96,239)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	218,576	290,611	270,970	(72,035)	19,641
Interest credited to policyholders’ account balances	431,049	261,435	341,225	169,614	(79,790)
Commissions for acquiring and servicing policies	71,350	94,879	105,389	(23,529)	(10,510)
Other operating expenses	50,507	46,859	44,486	3,648	2,373
Change in deferred policy acquisition costs (1)	9,474	(35,135)	(30,022)	44,609	(5,113)
Total benefits, losses and expenses	780,956	658,649	732,048	122,307	(73,399)
Income before federal income taxes and other items	$50,000	$57,487	$80,327	$(7,487)	$(22,840)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Earnings comparison of 2019 to 2018
Income from operations for our Annuity segment decreased primarily due to the following:

•	Spread compression and higher than expected fixed annuity surrenders early in 2019 that resulted in increased DAC amortization for the year.
The decrease in income from operations was partially offset by the following:

•	Higher margins on our indexed products attributable to lower mark-to-market reserve increases in 2019 compared to 2018.
Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Acquisition cost capitalized	$(70,272)	$(92,602)	$(104,772)	$22,330	$12,170
Amortization of DAC	79,746	57,467	74,750	22,279	(17,283)
Change in DAC	$9,474	$(35,135)	$(30,022)	$44,609	$(5,113)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Premiums and other revenues
Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Fixed deferred annuity	$944,128	$399,102	$741,181	$545,026	$(342,079)
Single premium immediate annuity	203,314	278,402	275,804	(75,088)	2,598
Equity-indexed deferred annuity	330,744	858,283	893,031	(527,539)	(34,748)
Variable deferred annuity	69,178	64,907	76,473	4,271	(11,566)
Total premium and deposits	1,547,364	1,600,694	1,986,489	(53,330)	(385,795)
Less: Policy deposits	1,400,225	1,369,667	1,764,282	30,558	(394,615)
Total earned premiums	$147,139	$231,027	$222,207	$(83,888)	$8,820

Commissions decreased due to a decline in equity indexed products sales in 2019 compared to 2018. Annuity premium and deposits decreased in total but were in line with managements expectations.
Shown below are the changes in account values (in thousands):

	Years ended December 31,
	2019	2018	2017
Fixed deferred annuity
Reserve, beginning of year	$6,773,603	$7,108,254	$7,068,121
Premiums	944,128	399,102	741,181
Other benefits	(237,346)	(304,721)	(274,310)
Surrenders	(787,617)	(622,436)	(621,721)
Fees	(2,616)	(2,980)	(3,154)
Interest and mortality	203,022	196,384	198,137
Reserve, end of year	6,893,174	6,773,603	7,108,254
Equity-indexed annuity
Reserves, beginning of year	3,668,645	2,934,430	2,054,449
Premiums	330,744	858,283	893,031
Other benefits	(40,670)	(40,678)	(30,424)
Surrenders	(193,957)	(140,742)	(115,688)
Fees	(3,640)	(3,843)	(3,249)
Interest and mortality	224,043	61,195	136,310
Reserve, end of year	3,985,165	3,668,645	2,934,429
Single premium immediate annuity
Reserve, beginning of year	1,826,137	1,691,502	1,566,440
Premiums	203,314	278,402	275,804
Other benefits	(216,782)	(204,067)	(198,510)
Interest and mortality	62,273	60,300	47,768
Reserve, end of year	1,874,942	1,826,137	1,691,502
Variable deferred annuity
Account value, beginning of year	332,898	381,903	392,345
Premiums	69,178	64,907	76,473
Other benefits	(97)	562	515
Surrenders	(85,994)	(92,198)	(143,541)
Fees	(4,703)	(4,431)	(4,724)
Change in market value and other	74,453	(17,845)	60,833
Reserve, end of year	385,735	332,898	381,901
Total reserve, end of period	$13,139,016	$12,601,283	$12,116,086

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest Margin
Margins increased primarily due to indexed annuities. Indexed annuity margins experienced mark-to-market reserve increases in both 2019 and 2018, but 2018 was more unfavorable due to the impact of stock market decline in the fourth quarter of 2018 outweighing the impact of declining interest rates during 2019. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Fixed annuity
Fixed investment income	$384,700	$380,806	$402,380	$3,894	$(21,574)
Interest credited and mortality	(265,295)	(256,684)	(245,906)	(8,611)	(10,778)
Interest and mortality margin	119,405	124,122	156,474	(4,717)	(32,352)
Equity-indexed annuity
Fixed investment income	152,101	135,595	91,010	16,506	44,585
Option return	127,094	(48,613)	80,399	175,707	(129,012)
Interest credited and mortality	(224,043)	(61,195)	(136,310)	(162,848)	75,115
Interest and mortality margin	55,152	25,787	35,099	29,365	(9,312)
Variable annuity
Separate account management fees	4,122	4,164	4,469	(42)	(305)
Interest and mortality margin	4,122	4,164	4,469	(42)	(305)
Total interest and mortality margin	$178,679	$154,073	$196,042	$24,606	$(41,969)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums	$165,035	$180,414	$156,436	$(15,379)	$23,978
Net investment income	9,467	9,376	9,538	91	(162)
Other income	20,762	24,185	19,284	(3,423)	4,901
Total premiums and other revenues	195,264	213,975	185,258	(18,711)	28,717
BENEFITS, LOSSES AND EXPENSES
Claims incurred	109,013	122,547	103,037	(13,534)	19,510
Commissions for acquiring and servicing policies	31,624	32,516	27,400	(892)	5,116
Other operating expenses	41,475	41,819	38,475	(344)	3,344
Change in deferred policy acquisition costs (1)	1,382	2,846	3,814	(1,464)	(968)
Total benefits, losses and expenses	183,494	199,728	172,726	(16,234)	27,002
Income before federal income taxes and other items	$11,770	$14,247	$12,532	$(2,477)	$1,715

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Earnings comparison of 2019 to 2018
Income from operations for our Health segment decreased primarily due to the following:

•	Higher loss ratio in our Medicare Supplement line of business

•	Decrease in premium for limited benefit products in our supplemental insurance line of business.
Additional information:

•	Termination of two MGU programs led to a decrease in premium, which correlates to the decrease in claims.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Acquisition cost capitalized	$(19,940)	$(12,590)	$(11,413)	$(7,350)	$(1,177)
Amortization of DAC	21,322	15,436	15,227	5,886	209
Change in DAC	$1,382	$2,846	$3,814	$(1,464)	$(968)
Premiums and other revenues
Health earned premiums for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Medicare Supplement	$78,779	$71,357	$66,550	$7,422	$4,807
MGU	27,205	46,133	26,574	(18,928)	19,559
Supplemental insurance	21,633	24,119	25,321	(2,486)	(1,202)
Credit Health	17,938	17,948	18,217	(10)	(269)
Medical expense	9,496	11,127	12,891	(1,631)	(1,764)
All other	9,984	9,730	6,883	254	2,847
Total	$165,035	$180,414	$156,436	$(15,379)	$23,978

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health claims incurred for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Medicare Supplement	$63,705	$55,416	$49,431	$8,289	$5,985
MGU	23,498	38,930	22,772	(15,432)	16,158
Supplemental insurance	8,508	7,516	11,530	992	(4,014)
Credit Health	3,400	4,819	4,127	(1,419)	692
Medical expense	5,857	8,785	9,141	(2,928)	(356)
All other	4,045	7,081	6,036	(3,036)	1,045
Total	$109,013	$122,547	$103,037	$(13,534)	$19,510

Reinsurance
We cede or retrocede the majority of the premium and risk associated with our stop loss and other MGU programs. We maintain reinsurance on a quota share basis for our long-term care and disability income business.
For 2019, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating(1)	Ceded Premium	Percentage of Gross Premium
Navigators Insurance Company	A+	$64,557	24.7%
AXIS Insurance Company	A+	29,736	11.4
Transatlantic Reinsurance Company	A+	16,597	6.4
United States Fire Insurance Company	A	11,941	4.6
Maiden Reinsurance North America, Inc.	N/A	11,768	4.5
Other reinsurers with no single company greater than 5.0% of the total ceded premium		126,590	48.4
Total health reinsurance ceded		$261,189	100.0%

(1)	A.M. Best rating as of the most current information available February 7, 2020.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
PREMIUMS AND OTHER REVENUES
Net premiums written	$1,546,144	$1,514,563	$1,414,024	$31,581	$100,539
Net premiums earned	$1,511,201	$1,466,740	$1,359,989	$44,461	$106,751
Net investment income	64,263	62,320	61,688	1,943	632
Other income	11,897	10,628	8,372	1,269	2,256
Total premiums and other revenues	1,587,361	1,539,688	1,430,049	47,673	109,639
BENEFITS, LOSSES AND EXPENSES
Claims incurred	1,042,153	1,049,112	934,044	(6,959)	115,068
Commissions for acquiring and servicing policies	267,457	278,002	265,440	(10,545)	12,562
Other operating expenses	201,580	186,019	177,345	15,561	8,674
Change in deferred policy acquisition costs (1)	2,431	(5,315)	(5,490)	7,746	175
Total benefits, losses and expenses	1,513,621	1,507,818	1,371,339	5,803	136,479
Income before federal income taxes and other items	$73,740	$31,870	$58,710	$41,870	$(26,840)
Loss and loss adjustment expense ratio	69.0%	71.5%	68.7%	(2.5)%	2.8%
Underwriting expense ratio	31.2	31.3	32.1	(0.1)	(0.8)
Combined ratio	100.2%	102.8%	100.8%	(2.6)%	2.0%
Impact of catastrophe events on combined ratio	5.9	7.1	7.8	(1.2)	(0.7)
Combined ratio without impact of catastrophe events	94.3%	95.7%	93.0%	(1.4)%	2.7%
Gross catastrophe losses	$91,265	$103,890	$111,455	$(12,625)	$(7,565)
Net catastrophe losses	$89,063	$105,670	$105,880	$(16,607)	$(210)

(1)	A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Earnings comparison of 2019 to 2018
Income from operations for our Property and Casualty segment increased primarily due to the following:

•	Improved results for the personal automobile line of business

•
Net written and earned premiums increased for all major personal and commercial lines, partially offset by decreases in our credit-related property products primarily due to a decrease in Collateral Protection Insurance ("CPI") business.

Additional information:

•	Commissions decreased primarily due to a decrease in the CPI business

•	The increase in operating expenses correlated to the increase in premium with our overall underwriting expense ratio being consistent in 2019 compared to 2018.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products
Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 60% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 33% of net premiums written; and (iii) Credit-related property insurance products, marketed to and through financial institutions and retailers, representing 7% of net premiums written.
Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Net premiums written
Automobile	$569,675	$564,833	$506,110	$4,842	$58,723
Homeowner	297,006	275,986	259,319	21,020	16,667
Other Personal	55,995	50,651	46,026	5,344	4,625
Total net premiums written	$922,676	$891,470	$811,455	$31,206	$80,015
Net premiums earned
Automobile	$559,524	$543,163	$482,851	$16,361	$60,312
Homeowner	281,216	264,603	247,575	16,613	17,028
Other Personal	53,449	48,105	44,306	5,344	3,799
Total net premiums earned	$894,189	$855,871	$774,732	$38,318	$81,139
Loss and loss adjustment expense ratio
Automobile	72.7%	81.4%	80.3%	(8.7)%	1.1%
Homeowner	74.3%	76.6%	74.7%	(2.3)%	1.9%
Other Personal	56.5%	62.0%	68.3%	(5.5)%	(6.3)%
Personal line loss and loss adjustment expense ratio	72.3%	78.8%	77.9%	(6.5)%	0.9%
Combined Ratio
Automobile	95.9%	104.3%	103.5%	(8.4)%	0.8%
Homeowner	110.6%	111.0%	108.4%	(0.4)%	2.6%
Other Personal	98.8%	97.8%	99.4%	1.0%	(1.6)%
Personal line combined ratio	100.7%	106.0%	104.8%	(5.3)%	1.2%

Comparison of 2019 to 2018

Automobile: Net premiums written and earned increased in our personal automobile line due primarily to an increase in rates charged for these policies and to a lesser extent an increase in policies sold. The loss and loss adjustment expense and combined ratios improved due to better rate adequacy achieved during 2019.

Homeowners: Net premiums written and earned increased primarily due to increased sales to renters, as well as an increase in rates charged for these policies and due to an increase in the number of policies sold. The loss and loss adjustment expense and combined ratio improved slightly primarily due to increased premium from rate actions.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products
Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Net premiums written
Commercial Business	$229,996	$217,196	$197,772	$12,800	$19,424
Agricultural Business	154,408	146,461	142,241	7,947	4,220
Automobile	122,938	110,259	103,048	12,679	7,211
Total net premiums written	$507,342	$473,916	$443,061	$33,426	$30,855
Net premiums earned
Commercial Business	$227,410	$212,145	$188,077	$15,265	$24,068
Agricultural Business	150,632	142,996	139,573	7,636	3,423
Automobile	116,329	106,718	100,196	9,611	6,522
Total net premiums earned	$494,371	$461,859	$427,846	$32,512	$34,013
Loss and loss adjustment expense ratio
Commercial Business	52.5%	47.2%	50.5%	5.3%	(3.3)%
Agricultural Business	63.5%	62.7%	57.2%	0.8%	5.5%
Automobile	84.5%	89.0%	62.2%	(4.5)%	26.8%
Commercial line loss and loss adjustment expense ratio	63.3%	61.7%	55.4%	1.6%	6.3%
Combined ratio
Commercial Business	85.8%	80.1%	83.5%	5.7%	(3.4)%
Agricultural Business	101.2%	101.2%	95.4%	—%	5.8%
Automobile	109.3%	113.4%	86.1%	(4.1)%	27.3%
Commercial line combined ratio	96.0%	94.3%	88.0%	1.7%	6.3%
Comparison of 2019 to 2018
Commercial Business: Commercial business products primarily relate to workers compensation and business owners lines of business. Net premiums written and earned increased primarily due to the addition of our Investor Property Protection line of business as well as increased sales of business owners insurance. The loss and loss adjustment expense and combined ratios increased primarily due to the workers compensation line of business which experienced lower than anticipated prior year claim emergence in 2018.
Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased due to an increase in policies in force. While the loss and loss adjustment expense ratio increased slightly, the combined ratio was in-line with the prior year-end primarily due to the improvement in the expense ratio.
Commercial Automobile: Net premiums written and earned increased primarily due to an increase in policies in force and rate increases. The loss and loss adjustment expense and combined ratios improved primarily due to the increase in premiums.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Credit Products
Credit-related property product results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
Net premiums written	$116,126	$149,177	$159,508	$(33,051)	$(10,331)
Net premiums earned	122,641	149,010	157,411	(26,369)	(8,401)
Loss and loss adjustment expense ratio(1)	67.3%	60.1%	59.6%	7.2%	0.5%
Combined ratio(1)	112.8%	110.8%	116.2%	2.0%	(5.4)%

(1) Ratio does not include fee income

Credit-related property products are offered on automobiles, furniture and appliances in connection with the financing of those items. These policies pay an amount if the insured property is lost or damaged and the amount paid is not directly related to an event affecting the consumer’s ability to pay the debt.

Net written and earned premiums decreased primarily due to a transition to a Collateral Protection Insurance ("CPI") program with lower rates and the loss of certain CPI accounts. The loss and loss adjustment expense and combined ratios increased mainly due to increased property losses incurred in 2019.
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

We retain the first $1.0 million for workers’ compensation risks and the first $1.5 million of loss per risk for non-workers’ compensation risks. Our catastrophe reinsurance retention covering property and casualty companies in total is $17.5 million.

The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2019:

Layer of Loss	Catastrophe Reinsurance Coverage In-Force
Less than $17.5 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate and Stretch & Aggregate coverage described below

$17.5 million - $35 million	95% of multiple peril losses covered by Corporate Program(1) (all perils)

$35 million - $500 million	100% of multiple peril losses covered by Corporate Program(1) (all perils)

(1)
The Corporate Program covers all non-credit property and casualty business, subject to certain limits, and is not specific to the Company or any of its subsidiaries, or any state or region. The program does cover the Mortgage Security Insurance (MSI) and Guaranteed Auto Protection (GAP) credit business written by the Specialty Markets Group.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

A mid-year Aggregate cover is purchased which consists of a $35 million annual limit after satisfaction of a $40 million annual aggregate deductible. Subject loss is $35 million excess of $5 million of each catastrophe. This cover was placed at 87.75% on July 1, 2019, and remains in place until June 30, 2020.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2019 programs and the coverage each provides are shown in the following table:

	A.M. Best Rating(1)	Percent of Risk Covered
Reinsurer		Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A	37.6%	38.3%
Swiss Re	A+	12.1	7.2
Safety National Casualty Corporation	A+	16.6	—
Hannover Ruckversicherung-Aktiengesellschaft, Germany	A+	10.0	—
Tokio Millennium Re Ltd.	A+	—	6.1
Other Reinsurers with no single company with greater than an 8% share		23.7	48.4
Total Reinsurance Coverage		100.0%	100.0%

(1)	A.M. Best rating as of the most current information available February 7, 2020.

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

Reserve Development
While we believe that our claims reserves at December 31, 2019 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2019 and claims expected to arise from unexpired periods of risk is uncertain. There are many other possible changes that would cause losses to increase or decrease, which include but are not limited to claim severity; the expected level of reported claims; judicial action changing the scope or liability of coverage; the regulatory, social and economic environment; and unexpected changes in loss inflation. For additional information regarding prior year development of our claims and CAE reserves, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
OTHER REVENUES
Net investment income	$75,993	$85,702	$75,227	$(9,709)	$10,475
Net realized investment gains	30,751	16,931	91,209	13,820	(74,278)
Net gains (losses) on equity securities*	422,535	(107,188)	—	529,723	(107,188)
Other income	14,048	4,840	5,242	9,208	(402)
Total other revenues	543,327	285	171,678	543,042	(171,393)
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	41,222	31,479	34,552	9,743	(3,073)
Total benefits, losses and expenses	41,222	31,479	34,552	9,743	(3,073)
Income (loss) before federal income taxes and other items	$502,105	$(31,194)	$137,126	$533,299	$(168,320)

*
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, unrealized gains and losses on equity securities are no longer recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in earnings. Since changes in fair value are recognized in earnings each reporting period, OTTI is no longer recognized on equity securities in a loss position. Results for the year ended December 31, 2017 have not been restated to conform to the current presentation. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements.

Earnings comparison of 2019 to 2018
Income from operations for our Corporate and Other segment increased primarily due to the following:

•	Increase in net gains on equity securities resulting from favorable market conditions.

Investments
We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio in support of our products and capital. Our investment operations are regulated primarily by the state insurance departments where our insurance companies are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to oversight by our Board of Directors, which is assisted by our Finance Committee and Enterprise Risk Management Committee.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2019		December 31, 2018
Fixed maturity, bonds held-to-maturity, at amortized cost	$8,631,261	36.6%	$8,211,449	36.8%
Fixed maturity, bonds available-for-sale, at fair value	6,725,085	28.5	6,215,563	27.9
Equity securities, at fair value	1,700,960	7.2	1,530,228	6.9
Mortgage loans on real estate, net of allowance	5,097,017	21.6	5,124,707	23.0
Policy loans	379,657	1.6	376,254	1.7
Investment real estate, net of accumulated depreciation	551,219	2.3	587,516	2.6
Short-term investments	425,321	1.8	206,760	0.9
Other invested assets	76,569	0.4	50,087	0.2
Total investments	$23,587,089	100.0%	$22,302,564	100.0%
The increase in our total investments at December 31, 2019 compared to December 31, 2018 was primarily a result of an increase in short-term investments and bonds available-for-sale. These increases were somewhat offset by a reduction in mortgage loans.
Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2019, our fixed maturity securities had an estimated fair value of $15.7 billion, which was $0.6 billion, or 4.2%, above amortized cost. At December 31, 2018, our fixed maturity securities had an estimated fair value of $14.3 billion, which was $0.1 billion, or 0.9%, below amortized cost. The estimated fair value for securities due in one year or less was $1.2 billion as of December 31, 2019 and $0.5 billion as of December 31, 2018. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements.
Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities.
Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.8% and 4.9% at December 31, 2019 and 2018, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements.
Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of December 31, 2019, we had $379.7 million in policy loans with a loan to surrender value of approximately 56%, and at December 31, 2018, we had $376.3 million in policy loans with a loan to surrender value of approximately 60%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Investment Income and Net Realized Gains (Losses)
Net investment income increased $219.0 million during 2019 compared to 2018 primarily due to gains on options from an improvement in the S&P 500 Index.
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
Net realized investment gains increased $13.8 million during 2019 compared to 2018 primarily attributable to the sale of real estate.
Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	December 31,
	2019	2018	Change
Held-to-Maturity
Gains	$345,463	$72,403	$273,060
Losses	(8,034)	(153,768)	145,734
Net gains (losses)	337,429	(81,365)	418,794
Available-for-Sale
Gains	302,426	61,286	241,140
Losses	(13,011)	(107,344)	94,333
Net gains (losses)	289,415	(46,058)	335,473
Total	$626,844	$(127,423)	$754,267
The net change in the unrealized gains on fixed maturity securities between December 31, 2019 and December 31, 2018 is primarily attributable to the decrease in benchmark ten-year interest rates which were 1.9% and 2.7% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Increasing interest rates may lead to an increase in annuity surrenders, which may be partially offset by an increase in new annuity sales. Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans. Additionally, due to changes in the tax law, there was an opportunity to realize tax savings on contributions made before September 15, 2018. Consequently, a $60 million contribution was made before the aforementioned deadline. This contribution did not significantly impact cash flow and resulted in an overfunded status on our qualified pension plan. We are currently evaluating the renovation and modernization of our home office facilities. This could result in capital expenditures that could aggregate approximately $100 million over a three year period beginning in 2021. There are no other unusually large capital expenditures are expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations.

Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary. Deposits of certain securities and mortgage loans under the Company’s membership with the Federal Home Loan Bank of Dallas (“FHLB”) provided approximately $488.0 million of borrowing capacity as of December 31, 2019, which increased to approximately $1.1 billion as of January 8, 2020, should we require additional liquidity resources for operations or for opportunities related to a merger or acquisition.
The Company holds collateral of $257.6 million at December 31, 2019 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position increased from $474.9 million at December 31, 2018 to $877.3 million at December 31, 2019. The increase primarily relates to an increase in commercial paper to fund investments and other operating requirements.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.
Capital Resources
Our capital resources are summarized below (in thousands):

	December 31,
	2019	2018	2017
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$5,890,231	$5,356,986	$4,604,543
Accumulated other comprehensive income (loss)	99,518	(99,738)	642,216
Total American National stockholders’ equity	$5,989,749	$5,257,248	$5,246,759
We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $4.3 million and $26.6 million at December 31, 2019 and 2018, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The changes in our capital resources are summarized below (in thousands):

	Years ended
	2019			2018
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$620,363	$—	$620,363	$158,995	$—	$158,995
Dividends to shareholders	(88,243)	—	(88,243)	(88,228)	—	(88,228)
Change in net unrealized gains (losses) on debt securities	—	184,156	184,156	—	(136,261)	(136,261)
Foreign currency transaction and translation adjustment	—	390	390	—	(900)	(900)
Defined benefit pension plan adjustment	—	15,495	15,495	—	22,326	22,326
Cumulative effect of accounting changes	785	(785)	—	687,051	(627,119)	59,932
Other	340	—	340	(5,375)	—	(5,375)
Total	$533,245	$199,256	$732,501	$752,443	$(741,954)	$10,489
Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2019 and December 31, 2018, American National Insurance Company’s statutory capital and surplus was $3,477,727,000 and $3,162,808,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2019 and December 31, 2018, substantially above 200% of the authorized control level.
The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life insurance obligations(1)	$5,781,008	$(35,623)	$(23,345)	$99,778	$5,740,198
Annuity obligations(1)	16,399,570	1,224,960	2,544,691	2,368,548	10,261,371
Property and casualty insurance obligations(2)	996,653	430,873	360,480	119,943	85,357
Health insurance obligations(3)	243,825	151,463	23,681	12,368	56,313
Purchase obligations
Commitments to purchase and fund investments	605,333	211,204	298,453	94,307	1,369
Mortgage loan commitments	687,287	450,258	237,029	—	—
Operating leases	14,095	4,904	7,068	1,930	193
Defined benefit pension plans(4)	65,755	15,673	17,171	12,268	20,643
Notes payable(5)	157,997	—	10,836	65,452	81,709
Total	$24,951,523	$2,453,712	$3,476,064	$2,774,594	$16,247,153

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our investments and some of our products are subject to various market risks associated with changes in interest rates, credit spreads, issuer defaults, equity prices and market indices. Adverse changes due to these market risks may occur as a result of various factors, including changes in market liquidity, risk tolerances and market perceptions of creditworthiness.

We emphasize prudent risk management throughout all our operations. Our enterprise risk management procedures help us to identify, prioritize and manage various risks including market risk. Under the leadership of our Board of Directors and Corporate Risk Officer, we have instituted a framework based on the principles of enterprise risk management designed to provide reasonable assurance regarding the achievement of our strategic objectives. Related activities include:

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

Interest Rate Risk
Interest rate risk is the risk that the value of our interest sensitive assets or liabilities will change with changes in market interest rates. The fair market value of fixed maturity securities is inversely related to changes in market interest rates. As interest rates fall, the cash flow from the interest coupon and dividend streams of existing fixed rate investments become more valuable and the market values of fixed maturity securities rise. As interest rates rise, the reverse occurs and the market value of fixed maturity securities falls. These general assumptions hold all other variables influencing the values of fixed maturity securities constant and would not fully reflect any prepayment to the portfolio, changes in corporate spreads or non-parallel changes in interest rates for different maturities, or changes in credit quality, any of which could cause changes in the values of fixed maturity securities that differ materially from our assumptions and estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

The carrying values of our investment in fixed maturity securities, which comprise 65.1% of our portfolio, are summarized below (in thousands):

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Fixed maturity, bonds held-to-maturity	$8,631,261	56.2%	$8,211,449	56.9%
Fixed maturity, bonds available-for-sale	6,725,085	43.8	6,215,563	43.1
Net unrealized gains (losses) on available-for-sale bonds	289,415	4.3	(46,058)	(0.7)
The unrealized gain on available-for-sale bonds was primarily the result of an increase in unrealized gains on corporate debt securities. Information regarding our unrealized gains or losses is disclosed in Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources section of the MD&A.
Our mortgage loans also have interest rate risk. As of December 31, 2019, these mortgage loans have fixed rates ranging from 3.5% to 10.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.
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
Falling interest rates can have an adverse impact on our general account annuities. We aim to manage interest margin, which is the difference between yields on investments supporting our liabilities and amounts credited to policyholder account balances and reserves. As portfolio yields decline, we can reduce crediting rates on some deferred annuities, to a limit defined by contractual minimum guarantees, but we cannot adjust immediate annuity benefits and reserves. Assuming a 10 basis point decline in current portfolio yield, our annual interest margin would decline $9.0 million.
Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase (Decrease) in Market Value Given an Interest Rate Increase (Decrease) of Basis Points
	(100)	(50)	50	100
December 31, 2019	$652,626	$322,580	$(320,441)	$(638,287)
December 31, 2018	$628,238	$311,485	$(307,352)	$(609,109)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

Credit Risk
We are exposed to credit risk, which is the uncertainty of whether a counterparty will honor its obligation under the terms of a security, loan or contract. To help manage credit risk, we have an Investment Plan approved by our Board of Directors. This plan provides issuer and geographic concentration limits, investment size limits, mortgage loan-to-value guidelines and other applicable investment parameters. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review by our Finance Committee and Enterprise Risk Management Committee.

We are also exposed to risks created by changes in market prices and cash flows associated with fluctuations in the credit spread or the market’s perception of the relative risk and reward to hold fixed maturity securities of borrowers with different credit characteristics or credit ratings. Credit spread widening will reduce the fair value of our existing investment portfolio and will increase investment income on new purchases. Credit spread tightening would have the opposite effect. Information regarding the credit quality of our fixed maturity securities can be found in the Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Investments section of the MD&A.

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

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has adopted a policy of only dealing with counterparties it believes are creditworthy and obtaining collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government backed assets. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less collateral held. For additional information regarding counterparties used and collateral received, see Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements.
Equity Risk
Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. As a result of FASB issued guidance, the change in fair value of equity securities is recognized in earnings, which could increase the level of volatility in our consolidated statements of operations. At December 31, 2019, we held approximately $1.7 billion of equity investments, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the Standard & Poor’s 500 Index (“S&P 500”) with minor variations. We mitigate our equity risk by diversification of the investment portfolio.
We also have equity risk associated with the equity-indexed life and annuity products we issue. We have entered into derivative transactions, primarily over-the-counter equity call options, to hedge our exposure to equity index changes.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of American National Insurance Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for equity investments as of January 1, 2018 due to the adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the estimate of liability for secondary guarantees for universal life policies
As discussed in Note 11 to the consolidated financial statements, some of the Company’s universal life policies contain secondary guarantees for which additional reserves are recorded. As of December 31, 2019, the balance of the estimated liability for secondary guarantees was included within the life future policy holder benefits balance of $3,088 million in the consolidated statements of financial position. The liabilities for universal life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier actuarial assumptions should be revised based on the Company’s best estimate.
We identified the assessment of the Company’s estimate of liability for secondary guarantees for universal life policies as a critical audit matter. A high degree of subjective auditor judgment was required in the evaluation of mortality, surrender and premium persistency assumptions (actuarial assumptions) related to determining the present value of the excess payments. In addition, specialized skills and knowledge were required to evaluate the estimate and actuarial assumptions.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the liability for secondary guarantees for universal life policies including controls related to assessment of actuarial assumptions through an analysis of actuarial assumptions used relative to the Company’s historical experience. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Comparing the Company’s reserving methodologies to generally accepted actuarial standards;

•
Evaluating the actuarial assumptions utilized in deriving the estimate based on an analysis of the actuarial assumptions as compared to actual experience and current economic environmental factors affecting policyholder behavior;

•	Evaluating the Company’s decisions to change or not to change actuarial assumptions based on the above mentioned analysis; and

•	Developing independent estimates for certain cohorts (group of policies) based on assumptions and data used by the Company.
Assessment of the estimate of embedded derivative liability for equity indexed annuity contracts
As discussed in Note 9 to the consolidated financial statements, the Company issues equity-indexed annuity contracts. The equity-indexed feature is required to be accounted for separately as a derivative instrument (embedded derivative liability). The fair value of the embedded derivative liability is estimated using the discounted cash flow technique utilizing various assumptions. The fair value of the embedded derivatives in equity-indexed annuity contracts is $596 million as of December 31, 2019.
We have identified the assessment of the Company’s estimate of the embedded derivative liability as a critical audit matter. As assumptions required predictions of policyholder behavior, the evaluation of surrender assumptions utilized in the estimation of the embedded derivative liability required specialized skills and knowledge and a high degree of auditor judgment.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the embedded derivative liability including controls related to the assessment of surrender assumptions based on analysis of anticipated surrenders as compared to historical experience. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s valuation methodology to ascertain whether the methodology is designed to produce a fair value estimate as required by generally accepted accounting principles;

•
Evaluating the surrender assumptions utilized in developing the estimate based on an analysis of anticipated surrenders as compared to actual experience and current economic environmental factors affecting policyholder behavior;

•	Evaluating the Company’s decisions to change or not to change surrender assumptions based on the above mentioned analysis;

•	Developing independent estimates for certain equity indexed embedded derivative fair values based on assumptions and data elements used by the Company;

•
Assessing the trend of the percentage change in the S&P 500 index and the percentage change in the fair value of the embedded derivative as a percentage of policyholder account value to assess the relationship throughout the year; and

•
Evaluating the ratio of the fair value of the embedded derivative to policyholder account value of equity indexed annuities to assess the consistency of the ratio throughout the year and in comparison to prior year.

Assessment of the estimate of property and casualty liability for unpaid claims
As discussed in Notes 2 and 12 to the consolidated financial statements, the property and casualty liability for unpaid claims (property and casualty reserves) consists of the amount estimated for incurred but not reported claims and claims that have been reported but not settled. As of December 31, 2019, the balance of property and casualty reserves was included within the Policy and Contract Claims balance of $1,490 million in the consolidated statements of financial position. The Company estimates property and casualty reserves based upon the Company’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, less anticipated salvage and subrogation. The Company periodically evaluates such estimates in light of recent experience and current information and adjusts the reserves accordingly.
We identified the assessment of the Company’s estimate of property and casualty reserves as a critical audit matter because specialized skills and knowledge of actuarial methodologies were required to evaluate the estimate. Evaluation of the following assumptions required subjective auditor judgment: 1) selection and weighting of actuarial methodologies in the actuarial estimates; and 2) selection of loss development factors in the actuarial estimates.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the property and casualty reserves, including controls over: 1) assessment of actuarial loss development factors and selection and weighting of actuarial methodologies and 2) a comparison of the independent analysis performed by a third party actuary. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Comparing the Company’s reserving methodologies to generally accepted actuarial standards;

•
Assessing the Company’s selection and weighting of actuarial methodologies, including the selection of loss development factors, by performing an independent estimate of reserves for major lines of business;

•	Examining the Company’s internal and independent external actuarial analyses for the remaining lines of business;

•	Developing an independent range of reserves based on actuarial methodologies to evaluate the Company’s total recorded reserves; and

•	Assessing the year-over-year movements of the Company’s total recorded property and casualty reserves within the independently developed range.
/s/ KPMG LLP
We have served as the Company’s auditor since 2000.
Houston, Texas
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
American National Insurance Company:
Opinion on Internal Control Over Financial Reporting
We have audited American National Insurance Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2019 and 2018, the related consolidated statements of operation, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 28, 2020

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost (Fair value $8,968,690 and $8,130,084)	$8,631,261	$8,211,449
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,435,670 and $6,261,621)	6,725,085	6,215,563
Equity securities, at fair value (Cost $663,058 and $714,504)	1,700,960	1,530,228
Mortgage loans on real estate, net of allowance	5,097,017	5,124,707
Policy loans	379,657	376,254
Investment real estate, net of accumulated depreciation of $256,757 and $267,920	551,219	587,516
Short-term investments	425,321	206,760
Other invested assets	76,569	50,087
Total investments	23,587,089	22,302,564
Cash and cash equivalents	452,001	268,164
Investments in unconsolidated affiliates	705,721	571,897
Accrued investment income	200,856	188,630
Reinsurance recoverables	411,830	427,475
Prepaid reinsurance premiums	44,669	53,622
Premiums due and other receivables	341,924	345,705
Deferred policy acquisition costs	1,423,007	1,497,261
Property and equipment, net of accumulated depreciation of $257,907 and $236,922	106,303	109,472
Current tax receivable	—	8,855
Prepaid pension	78,990	57,117
Other assets	171,285	163,222
Separate account assets	1,073,891	918,369
Total assets	$28,597,566	$26,912,353
LIABILITIES
Future policy benefits
Life	$3,087,578	$3,047,421
Annuity	1,571,263	1,524,006
Health	49,886	51,347
Policyholders’ account balances	12,957,989	12,461,833
Policy and contract claims	1,489,979	1,481,294
Unearned premium reserve	933,559	908,856
Other policyholder funds	361,059	318,948
Liability for retirement benefits	67,435	73,631
Notes payable	157,997	137,963
Deferred tax liabilities, net	394,528	264,185
Current tax payable	9,757	—
Other liabilities	446,882	452,985
Separate account liabilities	1,073,891	918,369
Total liabilities	22,601,803	21,640,838
EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, Authorized 50,000,000, Issued 30,832,449 and 30,832,449 Outstanding 26,887,200 and 26,885,449 shares	30,832	30,832
Additional paid-in capital	21,011	20,694
Accumulated other comprehensive income (loss)	99,518	(99,738)
Retained earnings	5,946,857	5,413,952
Treasury stock, at cost	(108,469)	(108,492)
Total American National stockholders’ equity	5,989,749	5,257,248
Noncontrolling interest	6,014	14,267
Total equity	5,995,763	5,271,515
Total liabilities and equity	$28,597,566	$26,912,353
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years ended December 31,
	2019	2018	2017
PREMIUMS AND OTHER REVENUES
Premiums
Life	$359,419	$350,012	$328,570
Annuity	147,139	231,027	222,207
Health	165,035	180,414	156,436
Property and casualty	1,511,201	1,466,740	1,359,989
Other policy revenues	305,256	285,549	248,526
Net investment income	1,077,406	858,367	966,077
Net realized investment gains	37,719	18,174	104,595
Other-than-temporary impairments	(6,968)	(1,243)	(13,386)
Net gains (losses) on equity securities	422,535	(107,188)	—
Other income	51,401	44,530	37,986
Total premiums and other revenues	4,070,143	3,326,382	3,411,000
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	449,252	417,702	410,152
Annuity	218,576	290,611	270,970
Claims incurred
Health	109,013	122,547	103,037
Property and casualty	1,042,153	1,049,112	934,044
Interest credited to policyholders’ account balances	511,999	315,684	415,190
Commissions for acquiring and servicing policies	532,634	564,054	545,405
Other operating expenses	524,888	497,011	485,340
Change in deferred policy acquisition costs	(12,749)	(71,497)	(81,484)
Total benefits, losses and expenses	3,375,766	3,185,224	3,082,654
Income before federal income tax and other items	694,377	141,158	328,346
Less: Provision (benefit) for federal income taxes
Current	87,032	24,044	49,101
Deferred	78,385	(22,599)	(142,096)
Total provision (benefit) for federal income taxes	165,417	1,445	(92,995)
Income after federal income tax	528,960	139,713	421,341
Equity in earnings of unconsolidated affiliates	103,501	21,281	86,674
Other components of net periodic pension costs, net of tax	(684)	(572)	(12,408)
Net income	631,777	160,422	495,607
Less: Net income attributable to noncontrolling interest, net of tax	11,414	1,427	1,956
Net income attributable to American National	$620,363	$158,995	$493,651
Amounts available to American National common stockholders
Earnings per share
Basic	$23.08	$5.91	$18.35
Diluted	23.07	5.91	18.31
Cash dividends to common stockholders	3.28	3.28	3.28
Weighted average common shares outstanding	26,882,691	26,886,357	26,896,926
Weighted average common shares outstanding and dilutive potential common shares	26,891,243	26,916,643	26,960,695

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2019	2018	2017
Net income	$631,777	$160,422	$495,607
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	184,156	(136,261)	169,740
Foreign currency transaction and translation adjustments	390	(900)	746
Defined benefit pension plan adjustment	15,495	22,326	15,831
Total other comprehensive income (loss), net of tax	200,041	(114,835)	186,317
Total comprehensive income	831,818	45,587	681,924
Less: Comprehensive income attributable to noncontrolling interest	11,414	1,427	1,956
Total comprehensive income attributable to American National	$820,404	$44,160	$679,968
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$30,832	$16,406	$455,899	$4,250,818	$(101,777)	$9,317	$4,661,495
Reissuance of treasury shares	—	1,964	—	—	161	—	2,125
Amortization of restricted stock	—	823	—	—	—	—	823
Other comprehensive income	—	—	186,317	—	—	—	186,317
Net income attributable to American National	—	—	—	493,651	—	—	493,651
Cash dividends to common stockholders	—	—	—	(88,335)	—	—	(88,335)
Contributions	—	—	—	—	—	26	26
Distributions	—	—	—	—	—	(2,287)	(2,287)
Net income attributable to noncontrolling interest	—	—	—	—	—	1,956	1,956
Balance as of December 31, 2017	$30,832	$19,193	$642,216	$4,656,134	$(101,616)	$9,012	$5,255,771
Reissuance (purchase) of treasury shares	—	1,173	—	—	(6,876)	—	(5,703)
Amortization of restricted stock	—	328	—	—	—	—	328
Cumulative effect of accounting change	—	—	(627,119)	687,051	—	—	59,932
Other comprehensive loss	—	—	(114,835)	—	—	—	(114,835)
Net income attributable to American National	—	—	—	158,995	—	—	158,995
Cash dividends to common stockholders	—	—	—	(88,228)	—	—	(88,228)
Contributions	—	—	—	—	—	6,182	6,182
Distributions	—	—	—	—	—	(2,354)	(2,354)
Net income attributable to noncontrolling interest	—	—	—	—	—	1,427	1,427
Balance as of December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	80	—	—	—	—	80
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	200,041	—	—	—	200,041
Net income attributable to American National	—	—	—	620,363	—	—	620,363
Cash dividends to common stockholders	—	—	—	(88,243)	—	—	(88,243)
Contributions	—	—	—	—	—	388	388
Distributions	—	—	—	—	—	(20,055)	(20,055)
Net income attributable to noncontrolling interest	—	—	—	—	—	11,414	11,414
Balance as of December 31, 2019	$30,832	$21,011	$99,518	$5,946,857	$(108,469)	$6,014	$5,995,763
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$631,777	$160,422	$495,607
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(37,719)	(18,174)	(104,595)
Other-than-temporary impairments	6,968	1,243	13,386
Accretion of premiums, discounts and loan origination fees	(4,394)	(6,163)	(2,008)
Net capitalized interest on policy loans and mortgage loans	(34,081)	(39,262)	(32,551)
Depreciation	53,160	52,049	53,937
Interest credited to policyholders’ account balances	511,999	315,684	415,190
Charges to policyholders’ account balances	(305,256)	(285,549)	(248,526)
Deferred federal income tax expense (benefit)	78,385	(22,599)	(142,096)
Equity in earnings of unconsolidated affiliates	(103,501)	(21,281)	(86,674)
Distributions from unconsolidated affiliates	111,848	21,453	21,541
Changes in
Policyholder liabilities	145,396	288,065	320,743
Deferred policy acquisition costs	(12,749)	(71,497)	(81,484)
Reinsurance recoverables	15,645	(8,886)	(16,880)
Premiums due and other receivables	3,780	(31,360)	(19,445)
Prepaid reinsurance premiums	8,952	10,003	(599)
Accrued investment income	(12,227)	(960)	(7,347)
Current tax receivable/payable	18,893	35,315	17,252
Liability for retirement benefits	(8,454)	(69,762)	(14,127)
Fair value of option securities	(144,978)	54,951	(90,357)
Fair value of equity securities	(422,535)	107,188	—
Other, net	5,503	24,630	4,958
Net cash provided by operating activities	506,412	495,510	495,925
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	864,481	629,359	893,977
Available-for-sale securities	500,724	451,292	489,902
Equity securities	294,798	214,737	137,780
Investment real estate	66,725	11,577	67,227
Mortgage loans	837,732	812,239	811,049
Policy loans	48,079	52,606	42,580
Other invested assets	120,455	118,846	80,901
Disposals of property and equipment	69	—	554
Distributions from unconsolidated affiliates	91,325	58,287	102,000
Payment for the purchase/origination of
Held-to-maturity securities	(1,468,253)	(1,349,008)	(1,215,311)
Available-for-sale securities	(528,495)	(680,477)	(737,651)
Equity securities	(49,016)	(79,514)	(108,054)
Investment real estate	(24,163)	(71,732)	(33,844)
Mortgage loans	(784,408)	(1,173,189)	(1,194,672)
Policy loans	(27,722)	(26,147)	(23,325)
Other invested assets	(109,074)	(75,233)	(47,134)
Additions to property and equipment	(21,402)	(17,670)	(24,395)
Contributions to unconsolidated affiliates	(262,569)	(151,261)	(27,869)
Change in short-term investments	(190,511)	452,005	(466,539)
Change in collateral held for derivatives	107,133	(68,565)	89,981
Other, net	10,369	7,087	18,030
Net cash used in investing activities	(523,723)	(884,761)	(1,144,813)
FINANCING ACTIVITIES
Policyholders’ account deposits	1,770,646	1,717,153	2,095,734
Policyholders’ account withdrawals	(1,481,234)	(1,345,498)	(1,271,128)
Change in notes payable	20,034	505	1,377
Dividends to stockholders	(88,243)	(88,228)	(88,335)
Payments to noncontrolling interest	(20,055)	(2,354)	(2,261)
Net cash provided by financing activities	201,148	281,578	735,387
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	183,837	(107,673)	86,499
Beginning of the period	268,164	375,837	289,338
End of the period	$452,001	$268,164	$375,837
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
Other invested assets comprised primarily of equity-indexed options are carried at fair value and may be collateralized by counterparties; such collateral is restricted to the Company’s use. Other invested assets also include tax credit partnerships, Certified Capital Companies (“CAPCO”) investments, mineral rights and limited liability company interests, which are carried at cost, less allowance for depletion, where applicable. Separately managed accounts are also included in other invested assets and are carried at cost or market value if available from the account manager.

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

Impairments are evaluated quarterly and where management believes the carrying value will not be realized, an other-than-temporary impairment (“OTTI”) loss is recorded.
All fixed maturity securities with unrealized losses are assessed to determine if the creditworthiness of any of those securities has deteriorated to a point where its carrying value will not be realized at maturity. For fixed maturity securities at December 31, 2019, the unrealized losses that were not other-than-temporarily impaired were the result of credit spread widening. There were no delinquent coupon payments attributed to these securities for the year ended December 31, 2019.
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
DAC on traditional life (including limited-pay contracts) and health products is amortized with interest over the anticipated premium-paying period of the related policies, in proportion to the ratio of annual premium revenue expected to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity and withdrawal assumptions used in computing liabilities for future policy benefits. DAC is reduced by a provision for possible inflation of maintenance and settlement expenses determined by means of grading interest rates.
DAC on universal life and investment-type contracts is amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect of the realization of unrealized gains (losses) on DAC is recognized within AOCI in the consolidated statements of financial position as of the reporting date. A change in interest rates could have a significant impact on DAC calculated for these contracts.
DAC associated with property and casualty business is amortized over the coverage period of the related policies, in relation to premiums earned.
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

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

Separate account assets and liabilities
Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National and that represent the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. American National's qualified pension plan assets are included in separate accounts. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated statements of operations.
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
Participating insurance policies
Participating business comprised approximately 4.5% of the life insurance in-force at December 31, 2019 and 17.2% of life premiums in 2019.
For the majority of this participating business, profits earned are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in-force. Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses) net of tax. Dividends to participating policyholders were $8.4 million, $7.6 million, and $6.1 million for the years ended 2019, 2018, and 2017, respectively.  Additional income of $34.0 million, $4.2 million, and $16.2 million was allocated to participating policyholders for the years ended 2019, 2018, and 2017, respectively.
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

The effects of tax legislation are recognized in the period of enactment. On December 22, 2017, the U.S. Tax Cut and Jobs Act (“Tax Reform”) was enacted. The effects of Tax Reform were reflected in the 2017 financial statements as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). As a result of Tax Reform, we recorded a tax benefit of $206.4 million in 2017 primarily due to remeasuring our existing deferred tax balances to the 21% corporate tax rate.
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
Restricted Stock Units (“RSUs”) may be settled in cash, resulting in classifying RSUs as a liability award. The liability is remeasured each reporting period through the vesting date and is adjusted for changes in fair value. The compensation liability related to the RSUs is included in “Other Liabilities” in the consolidated statements of financial position.
Litigation contingencies
Existing and potential litigation is reviewed quarterly to determine if any adjustments to liabilities for possible losses are necessary. Reserves for losses are established whenever they are probable and reasonably estimable. If no one estimate within the range of possible losses is more probable than any other, a reserve is recorded based on the lowest amount of the range.

Note 3 – Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers," that superseded most existing revenue recognition requirements in GAAP. Insurance contracts generally are excluded from the scope of the guidance. For those contracts which are impacted, the transaction price is attributed to the underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. The Company’s revenues include premiums, other policy revenues, net investment income, realized investment gains, net gains and losses on equity securities, and other income. Other income includes fee income which is recognized when obligations under the terms specified within a contract with a customer are either (1) satisfied at a point in time or (2) based upon the progress of completion measured over a period of time as the obligation is performed using the input method. The Company adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The majority of our revenue sources are insurance related and not in the scope of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the years ended December 31, 2019 and 2018, respectively.
In January 2016, the FASB issued ("ASU") 2016-01, "Financial Instruments," which changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires that equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value with the changes in fair value recognized through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance also simplifies the impairment assessment of equity investments and eliminates the disclosure requirements for methods and significant assumptions used to estimate fair value of financial instruments that are measured at amortized cost on the statement of financial position. The Company adopted the standard on its required effective date of January 1, 2018 using a modified retrospective approach. Upon adoption, cumulative unrealized gains on equity securities, net of tax, of $667.7 million, partially offset by $30.4 million participating policyholders’ interest in such gains, net of tax, were reclassified from accumulated other comprehensive income to retained earnings. In April 2018, an additional $10.2 million deferred policy acquisition cost adjustment, net of tax, related to net unrealized gains and losses on equity securities, was reclassified from accumulated other comprehensive income to retained earnings. The change in net gains and losses on equity securities increased earnings by
$333.8 million, net of tax, for the year ended December 31, 2019 and decreased earnings by $84.7 million, net of tax, for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” that required significant changes to the statement of financial position of lessees. The new standard required lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification is used to determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Lessor accounting was less affected by the standard but was updated to align with certain changes in the lessee model and the new revenue recognition standard. The Company adopted the standard on its required effective date of January 1, 2019 using the effective date method, which required a cumulative-effect adjustment to the opening balance of retained earnings. Upon adoption, the Company recorded a right-of-use asset and lease liability of $13.1 million.

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

Note 3 – Recently Issued Accounting Pronouncements — (Continued)

Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which will significantly change how entities measure credit losses for most financial assets, reinsurance recoverables and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than a direct write down of the investment, as required by the current other-than-temporary impairment model. The standard also requires additional disclosures. This standard will become effective for the Company for all annual and interim periods beginning January 1, 2020. The Company is finalizing the calibration of the model used to determine the credit loss for the in-scope financial assets. The Company estimates that implementation of the guidance will have an impact between $30 million and $60 million, which will be reflected in our financial statements for the quarter ending March 31, 2020 as a cumulative effect adjustment to retained earnings, net of tax.
In August 2018, the FASB issued ASU 2018-12, “Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts,” that impacts financial reporting for insurance companies that issue long-duration contracts. The guidance will improve the timeliness of recognizing changes in the liability for future policy benefits for traditional and limited payment long-duration contracts and will modify the rate used to discount future cash flows. The guidance will also simplify the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, simplify the amortization of deferred acquisition costs and add significant qualitative and quantitative disclosures. This standard will become effective for the Company for all annual and interim periods beginning January 1, 2022. This standard will have a material impact on our results of operations and financial position.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” guidance that modifies the disclosure requirements on fair value measurements. Certain disclosure requirements are removed, modified or added to improve the relevancy of the fair value measurement disclosures. The new standard will become effective for the Company for all interim and annual periods beginning January 1, 2020. The Company does not expect the adoption of this guidance to have any material impact on the results of operations or financial position.
In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes certain defined benefit pension or other postretirement plan disclosures that are no longer cost beneficial, clarifies the specific requirements for each disclosure and adds disclosure requirements. This standard will become effective for the annual period ending December 31, 2020. The Company does not expect the adoption of this standard to have any material impact on our results of operations or financial position.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which seeks to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Current GAAP does not specifically address the implementation costs of a cloud computing arrangement that is service contract. This standard will become effective for the Company for all interim and annual periods beginning January 1, 2020. The standard is adopted prospectively and is not expected to be material to the Company's results of operations or financial position.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$165,109	$5,005	$—	$170,114
Foreign governments	3,907	442	—	4,349
Corporate debt securities	8,099,098	332,410	(6,539)	8,424,969
Residential mortgage-backed securities	237,516	6,460	(1,148)	242,828
Collateralized debt securities	125,631	1,146	(347)	126,430
Total bonds held-to-maturity	8,631,261	345,463	(8,034)	8,968,690
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	29,505	441	(5)	29,941
U.S. states and political subdivisions	1,030,309	47,865	(9)	1,078,165
Foreign governments	5,000	1,287	—	6,287
Corporate debt securities	5,338,007	251,408	(12,795)	5,576,620
Residential mortgage-backed securities	23,405	739	(201)	23,943
Collateralized debt securities	9,444	686	(1)	10,129
Total bonds available-for-sale	6,435,670	302,426	(13,011)	6,725,085
Total investments in fixed maturity securities	$15,066,931	$647,889	$(21,045)	$15,693,775

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$245,360	$5,840	$(301)	$250,899
Foreign governments	3,961	469	—	4,430
Corporate debt securities	7,640,891	58,772	(150,834)	7,548,829
Residential mortgage-backed securities	315,306	7,237	(2,633)	319,910
Collateralized debt securities	5,214	71	—	5,285
Other debt securities	717	14	—	731
Total bonds held-to-maturity	8,211,449	72,403	(153,768)	8,130,084
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	28,304	338	(243)	28,399
U.S. states and political subdivisions	848,228	16,827	(3,025)	862,030
Foreign governments	5,000	1,210	—	6,210
Corporate debt securities	5,345,579	41,812	(103,573)	5,283,818
Residential mortgage-backed securities	31,735	424	(497)	31,662
Collateralized debt securities	2,775	675	(6)	3,444
Total bonds available-for-sale	6,261,621	61,286	(107,344)	6,215,563
Total investments in fixed maturity securities	$14,473,070	$133,689	$(261,112)	$14,345,647

Note 4 – Investment in Securities—(Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2019
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$781,746	$791,175	$450,482	$454,992
Due after one year through five years	3,446,425	3,566,116	3,063,725	3,185,728
Due after five years through ten years	3,398,612	3,572,333	2,326,706	2,465,073
Due after ten years	1,004,478	1,039,066	594,757	619,292
Total	$8,631,261	$8,968,690	$6,435,670	$6,725,085

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been allocated to their respective categories based on the year of final contractual maturity.
Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Proceeds from sales of fixed maturity available-for-sale securities	$45,017	$85,590	$161,223
Gross realized gains	250	376	63,075
Gross realized losses	(1,124)	(2,298)	(6,406)

Gains and losses are determined using specific identification of the securities sold. During 2019 and 2018, bonds below with a carrying value of $157,939,000 and $34,850,000, respectively, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ creditworthiness. Further, during 2018, a bond with a carrying value of $38,221,000 was transferred from held-to-maturity to available-for-sale due to an isolated event that could not have been reasonably anticipated by the Company. No realized losses were recorded in 2019 or 2018.
In accordance with various regulations, American National has bonds on deposit with regulating authorities with a carrying value of $48,017,000 and $48,068,000 at December 31, 2019 and 2018, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $162,233,000 and $168,118,000 at December 31, 2019 and 2018, respectively.
The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Bonds available-for-sale: change in unrealized gains (losses)	$335,473	$(233,465)	$53,115
Adjustments for
Deferred policy acquisition costs	(87,003)	51,920	(2,083)
Participating policyholders’ interest	(16,056)	11,157	(7,086)
Deferred federal income tax benefit (expense)	(48,258)	34,127	(15,516)
Change in net unrealized gains (losses) on debt securities, net of tax	$184,156	$(136,261)	$28,430

The components of the change in net gains (losses) on equity securities are shown below (in thousands):

	Years ended December 31,
	2019	2018
Unrealized gains (losses) on equity securities	$375,395	$(109,230)
Net gains on equity securities sold	47,140	2,042
Net gains (losses) on equity securities	$422,535	$(107,188)

Note 4 – Investment in Securities—(Continued)

The gross unrealized losses and fair value of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below (in thousands):

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
Corporate debt securities	$(5,300)	$547,329	$(1,239)	$45,086	$(6,539)	$592,415
Residential mortgage-backed securities	(638)	86,178	(510)	5,331	(1,148)	91,509
Collateralized debt securities	(347)	45,533	—	—	(347)	45,533
Total bonds held-to-maturity	(6,285)	679,040	(1,749)	50,417	(8,034)	729,457
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	—	—	(5)	8,299	(5)	8,299
U.S. states and political subdivisions	(9)	1,733	—	—	(9)	1,733
Corporate debt securities	(5,257)	94,942	(7,538)	132,626	(12,795)	227,568
Residential mortgage-backed securities	(9)	10,169	(192)	722	(201)	10,891
Collaterized debt securities	(1)	159	—	—	(1)	159
Total bonds available-for-sale	(5,276)	107,003	(7,735)	141,647	(13,011)	248,650
Total	$(11,561)	$786,043	$(9,484)	$192,064	$(21,045)	$978,107

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$(301)	$22,605	$—	$—	$(301)	$22,605
Corporate debt securities	(90,931)	2,969,461	(59,903)	1,063,679	(150,834)	4,033,140
Residential mortgage-backed securities	(703)	58,119	(1,930)	57,661	(2,633)	115,780
Total bonds held-to-maturity	(91,935)	3,050,185	(61,833)	1,121,340	(153,768)	4,171,525
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	(29)	9,741	(214)	13,478	(243)	23,219
U.S. states and political subdivisions	(1,274)	119,987	(1,751)	61,992	(3,025)	181,979
Corporate debt securities	(65,492)	2,383,548	(38,081)	572,600	(103,573)	2,956,148
Residential mortgage-backed securities	(54)	6,034	(443)	13,515	(497)	19,549
Collateralized debt securities	(2)	158	(4)	100	(6)	258
Total bonds available-for-sale	(66,851)	2,519,468	(40,493)	661,685	(107,344)	3,181,153
Total	$(158,786)	$5,569,653	$(102,326)	$1,783,025	$(261,112)	$7,352,678

As of December 31, 2019, the securities with unrealized losses including those exceeding one year were not deemed to be other-than-temporarily impaired. American National has the ability and intent to hold those securities until a market price recovery or maturity. It is not more-likely-than-not that American National will be required to sell them prior to recovery, and recovery is expected in a reasonable period of time. It is possible an issuer’s financial circumstances may be different in the future, which may lead to a different impairment conclusion in future periods.

Note 4 – Investment in Securities—(Continued)

The following table identifies the total bonds distributed by credit quality rating (in thousands, except percentages):

	December 31, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value	Amortized Cost	Estimated Fair Value	% of Fair Value
AAA	$722,542	$751,560	4.8%	$690,009	$702,531	4.9%
AA	1,174,698	1,224,210	7.8	1,326,947	1,336,380	9.3
A	5,589,846	5,835,821	37.1	5,350,316	5,314,589	37.0
BBB	7,045,065	7,352,915	46.9	6,584,478	6,507,212	45.4
BB and below	534,780	529,269	3.4	521,320	484,935	3.4
Total	$15,066,931	$15,693,775	100.0%	$14,473,070	$14,345,647	100.0%

Equity securities by market sector distribution are shown below:

	December 31,
	2019	2018
Consumer goods	18.9%	21.1%
Energy and utilities	8.0	8.2
Finance	18.0	18.1
Healthcare	13.0	13.5
Industrials	7.6	9.0
Information technology	25.0	22.6
Other	9.5	7.5
Total	100.0%	100.0%

Note 5 – Mortgage Loans
Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The distribution based on carrying amount of mortgage loans by location is as follows:

	December 31,
	2019	2018
East North Central	13.1%	13.9%
East South Central	2.8	2.8
Mountain	23.6	20.0
Pacific	16.7	16.2
South Atlantic	12.2	12.1
West South Central	25.0	27.2
Other	6.6	7.8
Total	100.0%	100.0%

During 2019, American National foreclosed on two loans with a total recorded investment of $16,008,000, and two loans with a recorded investment of $13,345,000 were in the process of foreclosure at December 31, 2019. For the year ended December 31, 2018, American National foreclosed on four loans with a total recorded investment of $22,608,000, and one loan with a total recorded investment of $7,363,000 was in the process of foreclosure. American National did not sell any loans during 2019 or 2018.

Note 5 – Mortgage Loans – (Continued)

The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
December 31, 2019	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Hotel	$—	$—	$—	$—	$901,044	$901,044	17.6%
Industrial	—	13,076	4,091	17,167	589,722	606,889	11.9
Office	22,870	—	—	22,870	1,587,591	1,610,461	31.5
Retail	—	—	4,122	4,122	843,466	847,588	16.5
Other	11,759	—	—	11,759	1,138,436	1,150,195	22.5
Total	$34,629	$13,076	$8,213	$55,918	$5,060,259	$5,116,177	100.0%
Allowance for loan losses						(19,160)
Total, net of allowance						$5,097,017
December 31, 2018
Hotel	$—	$4,000	$18,888	$22,888	$806,878	$829,766	16.1%
Industrial	—	—	—	—	761,294	761,294	14.8
Office	—	—	—	—	1,747,926	1,747,926	34.0
Retail	—	—	—	—	896,429	896,429	17.4
Other	—	—	—	—	910,625	910,625	17.7
Total	$—	$4,000	$18,888	$22,888	$5,123,152	$5,146,040	100.0%
Allowance for loan losses						(21,333)
Total, net of allowance						$5,124,707

There were no unamortized purchase discounts as of December 31, 2019 or 2018. Total mortgage loans were net of unamortized origination fees of $29,294,000 and $31,586,000 at December 31, 2019 and 2018, respectively. No unearned income is included in these amounts.
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
The change in allowance for credit losses in mortgage loans is shown below (in thousands, except number of loans):

	Collectively Evaluated for Impairment			Individually Impaired			Total
	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance	Number of Loans	Recorded Investment	Valuation Allowance
Balance at December 31, 2017	451	$4,762,315	$16,041	3	$6,550	$2,825	454	$4,768,865	$18,866
Change in allowance	—	—	2,566	—	—	(99)	—	—	2,467
Net change in recorded investment	(2)	366,102	—	(1)	11,073	—	(3)	377,175	—
Balance at December 31, 2018	449	5,128,417	18,607	2	17,623	2,726	451	5,146,040	21,333
Change in allowance	—	—	60	—	—	(2,233)	—	—	(2,173)
Net change in recorded investment	(28)	(12,733)	—	(1)	(17,130)	—	(29)	(29,863)	—
Balance at December 31, 2019	421	$5,115,684	$18,667	1	$493	$493	422	$5,116,177	$19,160

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
Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Years ended December 31,
	2019			2018
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification
Office	2	$21,211	$21,211	1	$5,164	$5,164
Retail	1	38,248	38,248	1	42,448	42,448
Other (hotel/motel)	—	—	—	1	8,203	8,203
Total	3	$59,459	$59,459	3	$55,815	$55,815

There were three loans determined to be a troubled debt restructuring for the year ended December 31, 2019. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented.
Note 6 – Real Estate and Other Investments
Investment real estate by property-type and geographic distribution are as follows:

	December 31,
	2019	2018
Industrial	12.5%	13.1%
Office	39.8	37.3
Retail	39.1	37.0
Other	8.6	12.6
Total	100.0%	100.0%

	December 31,
	2019	2018
East North Central	5.9%	5.6%
East South Central	6.2	5.4
Mountain	12.4	11.9
Pacific	7.3	7.3
South Atlantic	15.2	13.8
West South Central	50.6	53.8
Other	2.4	2.2
Total	100.0%	100.0%

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
The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2019	2018
Investment real estate	$134,534	$141,843
Short-term investments	500	500
Cash and cash equivalents	11,155	10,392
Other receivables	3,673	3,939
Other assets	15,355	13,231
Total assets of consolidated VIEs	$165,217	$169,905
Notes payable	$157,997	$137,963
Other liabilities	9,731	7,145
Total liabilities of consolidated VIEs	$167,728	$145,108

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $4,304,000 and $26,635,000 at December 31, 2019 and 2018, respectively.
The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

		December 31,
Interest rate	Maturity	2019	2018
LIBOR	2021	$10,836	$10,834
4.18% fixed	2024	65,452	42,399
4% fixed	2022	81,709	84,730
Total		$157,997	$137,963

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	December 31,
	2019		2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$332,742	$332,742	$330,730	$330,730
Mortgage loans	657,528	657,528	633,533	633,533
Accrued investment income	2,198	2,198	2,191	2,191

As of December 31, 2019, one real estate investment with a carrying value of $3,364,000 met the criteria as held-for-sale.
The Company’s equity in earnings of unconsolidated affiliates is the Company’s share of operating earnings and realized gains from investments in real estate joint ventures and other limited partnership interests (“joint ventures”) using the equity method of accounting. In 2019 and 2018 certain joint ventures took advantage of market opportunities to generate realized gains on the sale of real estate held or developed by the ventures.
The Company’s income from and investment in each joint venture did not exceed 20% and therefore no separate financial disclosure is required. The Company’s income from, assets held, and investment in each joint venture did not exceed 10% of operating income before tax. Additionally, the Company’s investment in joint ventures is less than 3% of the Company’s total assets, and investments in individual joint ventures is not considered to be material to the Company in relation to its financial position or ongoing results of operations. Therefore, summarized financial information of equity method investees has not been included.
The Company’s total investment in and equity in earnings of unconsolidated affiliates, of which substantially all are LLCs or limited partnerships, were comprised of the following (in thousands):

	December 31,
	2019	2018
Real estate	$402,780	$386,981
Equity and fixed income	278,611	156,121
Other	24,330	28,795
Total investments in unconsolidated affiliates	$705,721	$571,897

	Years ended December 31,
	2019	2018	2017
Income from operations	$7,407	$7,595	$16,663
Net gain on sales	96,094	13,686	70,011
Equity in earnings of unconsolidated affiliates	$103,501	$21,281	$86,674

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

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2019			2018
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	473	$2,654,600	$256,005	493	$2,391,000	$148,006
Equity-indexed embedded derivative	Policyholders’ account balances	101,950	2,527,205	731,552	90,440	2,327,769	596,075

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Years ended December 31,
		2019	2018	2017
Equity-indexed options	Net investment income	$144,980	$(54,951)	$91,055
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(162,011)	17,862	(98,351)

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
Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		December 31, 2019
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$54,583	$27,343	$28,000	$55,343	$54,583	$760	$—
Credit Suisse	Baa2/BBB+	7,117	7,390	—	7,390	7,009	381	108
Goldman-Sachs	A3/BBB+	1,053	930	—	930	930	—	123
ING	Baa1/A-	30,330	14,940	16,000	30,940	30,330	610	—
Morgan Stanley	A3/BBB+	34,988	25,926	9,000	34,926	34,926	—	62
NATIXIS*	A1/A+	29,918	30,200	—	30,200	29,918	282	—
SunTrust	A3/A-	60,360	41,720	17,000	58,720	58,645	75	1,715
Wells Fargo	A2/A-	37,656	24,110	15,000	39,110	37,656	1,454	—
Total		$256,005	$172,559	$85,000	$257,559	$253,997	$3,562	$2,008

		December 31, 2018
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$38,905	$11,063	$28,041	$39,104	$38,905	$199	$—
Goldman-Sachs	A3/BBB+	615	670	—	670	615	55	—
ING	Baa1/A-	24,183	7,960	16,023	23,983	23,983	—	200
Morgan Stanley	A3/BBB+	11,649	2,046	9,013	11,059	11,059	—	590
NATIXIS*	A1/A+	26,786	27,610	—	27,610	26,786	824	—
SunTrust	Baa1/BBB+	23,488	6,520	17,025	23,545	23,464	81	24
Wells Fargo	A2/A-	22,380	7,030	15,022	22,052	22,052	—	328
Total		$148,006	$62,899	$85,124	$148,023	$146,864	$1,159	$1,142

*	Includes collateral restrictions

Note 8 – Net Investment Income and Net Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Bonds	$602,054	$566,513	$541,772
Equity securities	33,502	39,193	38,730
Mortgage loans	254,720	258,102	245,116
Real estate	8,849	13,533	12,672
Equity indexed options	144,980	(54,951)	91,055
Other invested assets	33,301	35,977	36,732
Total	$1,077,406	$858,367	$966,077

Net realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Bonds	$16,361	$10,903	$27,061
Equity securities*	—	—	56,528
Mortgage loans	(2,412)	(4,798)	(7,700)
Real estate	25,555	12,076	28,853
Other invested assets	(1,785)	(7)	(147)
Total	$37,719	$18,174	$104,595

Other-than-temporary impairment losses are shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Bonds	$(6,968)	$(1,243)	$(6,416)
Equity securities*	—	—	(6,970)
Total	$(6,968)	$(1,243)	$(13,386)

*
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, unrealized gains and losses on equity securities are no longer recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in earnings. Since changes in fair value are recognized in earnings each reporting period, OTTI is no longer recognized on equity securities in a loss position. Results for the year ended December 31, 2017 have not been restated to conform to the current presentation. See Note 3, Recently Issued Accounting Pronouncements.

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,631,261	$8,968,690	$8,211,449	$8,130,084
Fixed maturity securities, bonds available-for-sale	6,725,085	6,725,085	6,215,563	6,215,563
Equity securities	1,700,960	1,700,960	1,530,228	1,530,228
Equity-indexed options	256,005	256,005	148,006	148,006
Mortgage loans on real estate, net of allowance	5,097,017	5,309,005	5,124,707	5,049,468
Policy loans	379,657	379,657	376,254	376,254
Short-term investments	425,321	425,321	206,760	206,760
Separate account assets ($1,049,938 and $905,824 included in fair value hierarchy)	1,073,891	1,073,891	918,369	918,369
Separately managed accounts	50,503	50,503	16,532	16,532
Total financial assets	$24,339,700	$24,889,117	$22,747,868	$22,591,264
Financial liabilities
Investment contracts	$10,254,959	$10,254,959	$10,003,990	$10,003,990
Embedded derivative liability for equity-indexed contracts	731,552	731,552	596,075	596,075
Notes payable	157,997	157,997	137,963	137,963
Separate account liabilities ($1,049,938 and $905,824 included in fair value hierarchy)	1,073,891	1,073,891	918,369	918,369
Total financial liabilities	$12,218,399	$12,218,399	$11,656,397	$11,656,397

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

Note 9 – Fair Value of Financial Instruments—(Continued)

Valuation Techniques for Financial Instruments Recorded at Fair Value
Fixed Maturity Securities and Equity Options—American National utilizes SS&C Technologies, Inc. pricing service to estimate fair value measurements. The estimates of fair value for most fixed maturity securities, including municipal bonds, provided by the pricing service are disclosed as Level 2 measurements as the estimates are based on observable market information rather than market quotes. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturity securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, an option adjusted spread model is used to develop prepayment and interest rate scenarios.
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
American National holds a small amount of private placement debt and fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these securities, a quote from an independent broker (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate the price is indicative only, American National includes these fair value estimates in Level 3.

For securities priced using a quote from an independent broker, such as the equity-indexed options and certain fixed maturity securities, American National uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.
Equity Securities—For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimated fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for fixed maturity securities. If applicable, these estimates would be disclosed as Level 2 measurements. American National tests the accuracy of the information provided by reference to other services annually.
Short-term investments—Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor's and Moody's, respectively. Commercial paper is carried at amortized cost which approximates fair value. These investments are classified as Level 2 measurements.
Separate account assets and liabilities—Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National and that represent the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated statements of operations.

Note 9 – Fair Value of Financial Instruments—(Continued)

The separate account assets included on the quantitative disclosures fair value hierarchy table is comprised of short-term investments, equity securities, and fixed maturity available-for-sale bonds. Equity securities are classified as Level 1 measurements. Short-term investments and fixed maturity securities are classified as Level 2 measurements. These classifications for separate account assets reflect the same fair value level methodologies as listed above as they are derived from the same vendors and follow the same process.
The separate account assets also include cash and cash equivalents, investments in unconsolidated affiliates, accrued investment income, and receivables for securities. These are not financial instruments and are not included in the quantitative disclosures of fair value hierarchy table.
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

•
Mortality rate assumptions vary by age and gender based on company and industry experience. Decreases to the assumed mortality rates increase the fair value of the liabilities as more policyholders earn crediting interest. Increases to the assumed mortality rates decrease the fair value as higher decrements reduce the potential for future interest credits.

•
Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At December 31, 2019 and 2018, the one-year implied volatility used to estimate embedded derivative value was 11.3% and 23.2%, respectively

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	December 31,			December 31,
	2019	2018	Unobservable Input	2019	2018
Indexed Annuities	$706.5	$592.8	Lapse Rate	1-70%	1-70%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	11-46%	19-26%
Indexed Life	25.1	3.3	Equity Volatility	11-46%	19-26%

Note 9 – Fair Value of Financial Instruments—(Continued)

Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$29,941	$—	$29,941	$—
U.S. states and political subdivisions	1,078,165	—	1,078,165	—
Foreign governments	6,287	—	6,287	—
Corporate debt securities	5,576,620	—	5,531,776	44,844
Residential mortgage-backed securities	23,943	—	23,943	—
Collateralized debt securities	10,129	—	10,129	—
Total bonds available-for-sale	6,725,085	—	6,680,241	44,844
Equity securities
Common stock	1,682,149	1,681,686	—	463
Preferred stock	18,811	18,811	—	—
Total equity securities	1,700,960	1,700,497	—	463
Options	256,005	—	—	256,005
Short-term investments	425,321	—	425,321	—
Separate account assets	1,049,938	271,575	778,363	—
Separately managed accounts	50,503	—	—	50,503
Total financial assets	$10,207,812	$1,972,072	$7,883,925	$351,815
Financial liabilities
Embedded derivative for equity-indexed contracts	$731,552	$—	$—	$731,552
Separate account liabilities	1,049,938	271,575	778,363	—
Total financial liabilities	$1,781,490	$271,575	$778,363	$731,552

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$28,399	$—	$28,399	$—
U.S. states and political subdivisions	862,030	—	862,030	—
Foreign governments	6,210	—	6,210	—
Corporate debt securities	5,283,818	—	5,279,585	4,233
Residential mortgage-backed securities	31,662	—	31,662	—
Collateralized debt securities	3,444	—	3,444	—
Total bonds available-for-sale	6,215,563	—	6,211,330	4,233
Equity securities
Common stock	1,509,186	1,509,073	—	113
Preferred stock	21,042	21,042	—	—
Total equity securities	1,530,228	1,530,115	—	113
Options	148,006	—	—	148,006
Short-term investments	206,760	—	206,760	—
Separate account assets	905,824	227,448	678,376	—
Separately managed accounts	16,532	—	—	16,532
Total financial assets	$9,022,913	$1,757,563	$7,096,466	$168,884
Financial liabilities
Embedded derivative for equity-indexed contracts	$596,075	$—	$—	$596,075
Separate account liabilities	905,824	227,448	678,376	—
Total financial liabilities	$1,501,899	$227,448	$678,376	$596,075

Note 9 – Fair Value of Financial Instruments—(Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Balance at December 31, 2016	$14,264	$156,479	$—	$314,330
Total realized and unrealized investment losses included in other comprehensive income	(4,465)	—	—	—
Net gain for derivatives included in net investment income	—	90,433	—	—
Net change included in interest credited	—	—	—	98,351
Purchases, sales and settlements or maturities
Purchases	—	47,134	—	—
Sales	(12,436)	(12,837)	—	—
Settlements or maturities	(7,020)	(61,019)	—	—
Premiums less benefits	—	—	—	99,845
Carry value transfers in	15,000	—	—	—
Gross transfers into Level 3	382	—	—	—
Gross transfers out of Level 3	(5,725)	—	—	—
Balance at December 31, 2017	$—	$220,190	$—	$512,526
Net loss for derivatives included in net investment income	—	(55,093)	—	—
Net change included in interest credited	—	—	—	(17,862)
Purchases, sales and settlements or maturities
Purchases	4,346	72,033	16,532	—
Sales	—	(18)	—	—
Settlements or maturities	—	(89,106)	—	—
Premiums less benefits	—	—	—	101,411
Balance at December 31, 2018	$4,346	$148,006	$16,532	$596,075
Net gain for derivatives included in net investment income	—	144,980	—	—
Net change included in interest credited	—	—	—	162,011
Net fair value change included in other comprehensive income	—	—	60	—
Purchases, sales and settlements or maturities
Purchases	45,307	75,163	33,911	—
Sales	(113)	(13,396)	—	—
Settlements or maturities	—	(98,748)	—	—
Premiums less benefits	—	—	—	(26,534)
Gross transfers out of Level 3	(4,233)	—	—	—
Balance at December 31, 2019	$45,307	$256,005	$50,503	$731,552

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $113,282,000, unrealized losses of $94,883,000, and unrealized gains of $50,805,000 relating to assets still held at December 31, 2019, 2018, and 2017, respectively.

Note 9 – Fair Value of Financial Instruments—(Continued)

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. The transfers into Level 3 during the year ended December 31, 2017 were the result of existing securities no longer being priced by the third-party pricing service at the end of the period. Unless information is obtained from the brokers that indicates observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of them are observable to American National as of December 31, 2019. The transfers out of Level 3 during the years ended December 31, 2019, and 2017, were the result of securities being priced by the third-party service at the end of the period, using inputs that are observable or derived from market data, which resulted in classification of these assets as Level 2.
Fair Value Information About Financial Instruments Not Recorded at Fair Value
Information about fair value estimates for financial instruments not measured at fair values is discussed below:

Fixed Maturity Securities—The fair value of held-to-maturity securities is determined consistent with the disclosure under Valuation Techniques for the Financial Instrument Recorded at Fair Value section.
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

Note 9 – Fair Value of Financial Instruments—(Continued)

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	December 31, 2019
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$165,109	$170,114
Foreign governments	Level 2	3,907	4,349
Corporate debt securities	Level 2	8,099,098	8,424,969
Residential mortgage-backed securities	Level 2	237,516	242,828
Collateralized debt securities	Level 2	125,631	126,430
Total fixed maturity securities, bonds held-to-maturity		8,631,261	8,968,690
Mortgage loans on real estate, net of allowance	Level 3	5,097,017	5,309,005
Policy loans	Level 3	379,657	379,657
Total financial assets		$14,107,935	$14,657,352
Financial liabilities
Investment contracts	Level 3	$10,254,959	$10,254,959
Notes payable	Level 3	157,997	157,997
Total financial liabilities		$10,412,956	$10,412,956

	December 31, 2018
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$245,360	$250,899
Foreign governments	Level 2	3,961	4,430
Corporate debt securities	Level 2	7,640,891	7,548,829
Residential mortgage-backed securities	Level 2	315,306	319,910
Collateralized debt securities	Level 2	5,214	5,285
Other debt securities	Level 2	717	731
Total fixed maturity securities, bonds held-to-maturity		8,211,449	8,130,084
Mortgage loans on real estate, net of allowance	Level 3	5,124,707	5,049,468
Policy loans	Level 3	376,254	376,254
Total financial assets		$13,712,410	$13,555,806
Financial liabilities
Investment contracts	Level 3	$10,003,990	$10,003,990
Notes payable	Level 3	137,963	137,963
Total financial liabilities		$10,141,953	$10,141,953

Note 10 – Deferred Policy Acquisition Costs
Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Balance at December 31, 2016	$745,840	$394,208	$40,620	$113,775	$1,294,443
Additions	123,854	104,772	11,413	285,796	525,835
Amortization	(74,068)	(74,750)	(15,227)	(280,306)	(444,351)
Effect of change in unrealized gains on available-for-sale debt securities	(4,350)	2,267	—	—	(2,083)
Net change	45,436	32,289	(3,814)	5,490	79,401
Balance at December 31, 2017	791,276	426,497	36,806	119,265	1,373,844
Additions	131,156	92,603	12,590	315,305	551,654
Amortization	(97,263)	(57,468)	(15,436)	(309,990)	(480,157)
Effect of change in unrealized gains on available-for-sale debt securities	13,964	37,956	—	—	51,920
Net change	47,857	73,091	(2,846)	5,315	123,417
Balance at December 31, 2018	839,133	499,588	33,960	124,580	1,497,261
Additions	139,336	70,272	19,940	313,710	543,258
Amortization	(113,300)	(79,746)	(21,322)	(316,141)	(530,509)
Effect of change in unrealized gains on available-for-sale debt securities	(12,269)	(74,734)	—	—	(87,003)
Net change	13,767	(84,208)	(1,382)	(2,431)	(74,254)
Balance at December 31, 2019	$852,900	$415,380	$32,578	$122,149	$1,423,007

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
American National periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the consolidated statements of operations in the period in which the changes occur.
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
Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Unpaid claims balance, beginning	$1,305,225	$1,218,652	$1,156,681
Less reinsurance recoverables	254,466	241,301	219,832
Net beginning balance	1,050,759	977,351	936,849
Incurred related to
Current	1,207,796	1,193,216	1,107,381
Prior years	(57,979)	(19,852)	(75,632)
Total incurred claims	1,149,817	1,173,364	1,031,749
Paid claims related to
Current	688,544	688,493	653,136
Prior years	435,642	411,463	338,111
Total paid claims	1,124,186	1,099,956	991,247
Net balance	1,076,390	1,050,759	977,351
Plus reinsurance recoverables	246,447	254,466	241,301
Unpaid claims balance, ending	$1,322,837	$1,305,225	$1,218,652

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $57,979,000, $19,852,000, $75,632,000 in 2019, 2018, and 2017, respectively. The favorable development in 2019 was a reflection of lower-than-anticipated losses in the workers compensation, business owner and commercial package policy, agribusiness, and private passenger automobile lines of business. The decrease during 2018 and 2017 reflects lower-than-anticipated losses in other commercial and automobile lines of business respectively as well as workers compensation and business owner and commercial package policy lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at December 31, 2019 was $21,379,000.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows (in thousands):

December 31, 2019
Net outstanding liabilities
Auto Liability	$466,481
Non-Auto Liability	266,892
Commercial Multi-Peril	94,515
Homeowners	79,903
Short Tail Property	33,097
Credit Property and Casualty	21,089
Credit Life	1,192
Health	25,860
Credit Health	5,126
Other	1,831
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	995,986
Reinsurance recoverable on unpaid claims
Auto Liability	11,979
Non-Auto Liability	44,709
Commercial Multi-Peril	2,326
Homeowners	2,512
Short Tail Property	3,907
Credit Property and Casualty	14,110
Credit Life	768
Health	157,714
Credit Health	2,113
Other	6,943
Total reinsurance recoverable on unpaid claims	247,081
Insurance lines other than short-duration	191,123
Unallocated claim adjustment expenses	55,789
246,912
Total gross liability for unpaid claims and claim adjustment expense	$1,489,979

Property and Casualty Reserving Methodology—The following methods are utilized:

•	Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year.

•
Bornhuetter-Ferguson—This method uses an assumed initial expected loss ratio method as a starting point and blends in the loss ratio implied by the claims experience to date by using loss development patterns based on our historical experience.

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

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

•
Pegged Frequency and Severity—Uses actual claims count data and emergence patterns of older accident periods to project the ultimate number of reported claims for a given accident year. A similar process projects the ultimate average severity per claim so that the product of the two projections results in a projection of ultimate loss for a given accident year.

For most credit property and casualty products, IBNR liability is calculated as a percentage of pro rata unearned premium, with the specific percentage for a given product line determined by a completion factor method. For a large subset of GAP waiver and collateral protection insurance business, IBNR liability is the average monthly paid loss over the preceding 12 months.
The expected development on reported claims is the sum of a pay-to-current reserve and a future reserve. The pay-to-current reserve is calculated for each open claim having a monthly indemnity and contains the monies required to pay the open claim from the last payment date to the current valuation date. The future reserve is calculated by assigning to each open claim a fixed reserve amount based on the historical average severity. For debt cancellation products and involuntary unemployment insurance, this reserve is calculated using published valuation tables.
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
The following contains information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2010 to 2018 is presented as supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Auto Liability—Consists of personal and commercial auto. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2019
		For the Years Ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$288,166	$270,935	$266,223	$265,949	$264,104	$263,040	$261,930	$261,092	$261,207	$261,042	$24	47,101
2011		263,411	250,659	248,865	244,519	244,436	242,619	241,711	240,997	240,650	109	47,074
2012			251,593	242,255	231,312	228,013	229,426	228,559	228,864	228,486	178	44,686
2013				242,364	236,432	233,068	231,301	228,285	226,608	227,234	448	38,841
2014					232,146	223,386	217,819	215,419	214,870	214,557	1,049	35,986
2015						237,578	240,697	239,421	245,775	244,798	2,614	36,066
2016							259,177	256,080	261,400	259,128	6,330	37,050
2017								269,803	280,012	275,850	17,886	38,417
2018									314,467	299,512	44,542	37,354
2019										330,988	95,556	33,442
									Total	$2,582,245

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$92,589	$164,298	$208,531	$237,540	$250,647	$257,021	$259,173	$259,966	$260,404	$260,693
2011		93,245	161,387	197,326	217,640	230,585	236,187	238,510	239,409	240,085
2012			82,531	150,323	183,448	204,980	214,467	219,170	222,117	222,865
2013				79,358	143,709	181,535	204,480	215,280	219,303	223,739
2014					72,838	134,376	166,947	187,375	204,057	209,401
2015						78,861	149,366	186,281	211,908	231,530
2016							86,492	153,911	198,326	225,869
2017								88,357	175,175	218,435
2018									95,777	185,317
2019										98,545
									Total	$2,116,479
				All outstanding liabilities before 2010, net of reinsurance*						715
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$466,481

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Non-Auto Liability—Consists of workers’ compensation and other liability occurrence. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$91,191	$85,498	$83,724	$82,287	$82,145	$82,087	$80,920	$78,279	$77,985	$77,215	$1,196	7,873
2011		86,409	76,038	75,390	74,372	73,647	71,423	68,248	67,979	67,307	1,611	5,708
2012			83,146	80,470	78,644	75,226	68,017	63,630	64,118	63,336	2,380	4,858
2013				74,183	75,815	70,772	67,841	65,096	64,564	63,284	2,722	4,542
2014					83,084	75,550	72,624	67,339	67,865	67,267	3,904	6,047
2015						83,897	78,968	76,724	67,548	64,189	6,682	5,542
2016							86,935	83,179	73,764	73,195	12,700	4,385
2017								102,616	88,902	81,240	16,401	8,021
2018									88,986	85,910	36,008	13,327
2019										96,064	57,352	10,158
									Total	$739,007

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$16,473	$31,819	$46,746	$57,354	$65,557	$69,091	$70,369	$71,509	$72,261	$72,941
2011		13,848	31,943	41,814	52,003	56,791	60,706	62,414	63,121	63,706
2012			13,862	27,574	38,826	49,585	55,194	57,863	59,528	60,900
2013				12,794	22,743	32,474	42,504	47,987	51,672	54,323
2014					11,201	26,587	36,220	45,206	51,853	55,307
2015						11,979	23,488	37,059	46,285	51,303
2016							12,733	24,633	35,502	45,820
2017								14,865	37,139	48,654
2018									13,156	26,115
2019										12,204
									Total	$491,273
		All outstanding liabilities before 2010, net of reinsurance*								19,158
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$266,892

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Commercial Multi-Peril—Consists of business owners insurance and mortgage fire business. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$41,116	$37,736	$40,243	$37,520	$35,914	$37,839	$37,215	$36,367	$35,923	$35,999	$9	3,592
2011		42,185	40,825	39,037	38,160	38,456	36,945	37,014	36,638	35,964	35	3,563
2012			35,169	28,548	26,805	23,258	23,385	23,090	22,481	22,045	67	2,717
2013				33,979	27,592	27,867	26,970	25,948	26,028	24,790	315	2,226
2014					36,852	31,220	34,911	33,962	36,132	34,279	580	2,308
2015						33,997	31,488	29,023	32,282	31,285	751	2,226
2016							38,115	33,475	33,080	31,615	2,302	4,775
2017								42,411	37,079	40,611	6,851	6,737
2018									50,784	50,182	12,923	5,455
2019										56,062	25,359	2,928
									Total	$362,832

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$12,511	$17,490	$22,135	$27,152	$31,378	$33,384	$34,888	$34,764	$34,903	$35,881
2011		13,092	18,390	22,616	28,291	30,458	32,692	34,177	34,782	34,939
2012			11,525	14,454	16,263	18,670	20,716	21,026	21,352	21,415
2013				9,374	12,723	15,426	18,406	20,816	21,718	23,210
2014					12,001	16,484	20,199	24,602	27,339	31,448
2015						9,820	12,956	16,402	21,680	25,188
2016							11,327	17,193	19,085	22,339
2017								12,458	20,828	23,294
2018									18,027	30,078
2019										22,098
									Total	$269,890
			All outstanding liabilities before 2010, net of reinsurance*							1,573
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$94,515

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Homeowners—Consists of homeowners and renters business. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2019
		For the Years Ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$206,606	$200,318	$198,111	$198,029	$197,443	$197,675	$197,465	$197,067	$196,639	$196,574	$2	37,075
2011		203,301	200,356	198,757	197,581	197,381	197,451	197,239	197,070	197,020	6	38,761
2012			181,284	177,664	175,523	175,509	175,178	175,032	174,611	174,276	9	30,997
2013				152,208	149,080	149,272	148,231	147,927	147,444	147,359	72	20,038
2014					132,651	131,634	130,287	131,546	130,895	130,747	116	18,176
2015						125,430	124,199	123,619	123,824	123,731	271	17,744
2016							147,264	145,373	144,376	145,019	217	21,535
2017								164,284	172,274	172,491	906	23,504
2018									174,495	179,561	4,623	22,382
2019										177,854	22,957	18,757
									Total	$1,644,632

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$149,755	$189,046	$193,006	$195,365	$195,714	$196,281	$196,419	$196,504	$196,480	$196,501
2011		160,625	190,946	194,237	195,327	196,575	196,628	196,717	196,757	196,787
2012			143,797	169,415	171,842	173,170	173,676	174,139	174,247	174,256
2013				115,605	140,309	145,152	146,650	146,920	147,145	147,233
2014					96,300	122,601	126,245	129,467	130,059	130,305
2015						86,617	114,696	119,331	122,585	122,955
2016							105,415	136,796	140,972	144,000
2017								116,075	159,107	166,009
2018									121,631	165,203
2019										122,530
									Total	$1,565,779
				All outstanding liabilities before 2010, net of reinsurance*						1,050
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$79,903

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Short Tail Property—Consists of auto physical damage, fire, rental owners, standard fire policy, country estates, inland marine and watercraft. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2019
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2018*	2019
2018	$248,182	$243,813	$208	66,743
2019	—	247,229	(2,442)	62,401
	Total	$491,042

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018*	2019
2018	$218,095	$241,718
2019	—	218,333
	Total	$460,051
All outstanding liabilities before 2018, net of reinsurance*		2,106
Liabilities for claims and claim adjustment expenses, net of reinsurance		$33,097

*	Unaudited supplemental information

Credit Property and Casualty—Consists of credit property insurance, vendor’s or lender’s single interest insurance, GAP insurance, GAP waiver, debt cancellation products, involuntary unemployment insurance and collateral protection insurance. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2019
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2018*	2019
2018	$89,308	$89,308	$—	31,246
2019	—	82,391	11,897	23,400
	Total	$171,699

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018*	2019
2018	$72,693	$89,308
2019	—	61,302
	Total	$150,610
All outstanding liabilities before 2018, net of reinsurance*		—
Liabilities for claims and claim adjustment expenses, net of reinsurance		$21,089

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Credit Life—For credit life products, IBNR is calculated as a percentage of life insurance in force. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2019
	For the Years Ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2018*	2019
2018	$5,849	$6,198	$8	8
2019	—	5,956	1,155	16
	Total	$12,154

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018*	2019
2018	$4,795	$6,190
2019	—	4,772
	Total	$10,962
All outstanding liabilities before 2018, net of reinsurance*		—
Liabilities for claims and claim adjustment expenses, net of reinsurance		$1,192

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Health Reserving Methodology—The following methods are utilized:

•
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

•
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

•
Future Policy Benefits—Reserves are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate.

•
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
Health—Consists of stop-loss and other supplemental health products. This line of business has substantially all claims settled and paid in less than five years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2019
	For the Years Ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2015*	2016*	2017*	2018*	2019
2015	$34,069	$45,167	$41,513	$41,514	$41,595	$—	32,535
2016		36,198	41,236	37,164	37,233	—	28,721
2017			41,544	39,930	35,466	1	31,389
2018				64,686	63,729	6,005	31,713
2019					48,175	14,212	28,826
				Total	$226,198

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019
2015	$23,574	$41,491	$41,436	$41,462	$41,542
2016		24,357	37,040	37,115	37,191
2017			25,358	35,392	35,420
2018				34,894	57,759
2019					33,353
				Total	$205,265
All outstanding liabilities before 2015, net of reinsurance*					4,927
Liabilities for claims and claim adjustment expenses, net of reinsurance					$25,860

*	Unaudited supplemental information

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses—(Continued)

Credit Health Reserving Methodology—The following methods are utilized:

Tabular Claims Reserves—These reserves rely on published valuation continuance tables. The insureds age at disablement, the duration of the claim and the remaining term of the policy are used to provide a factor which is applied to the remaining exposure to calculate the present value of future benefits for insureds on claim.
The claim liability consists of IBNR and Due/Unpaid. The IBNR utilizes an inventory type method based on historical patterns of claim payments incurred but not reported within the last six months of the valuation date.
The Due/Unpaid reserves are the amount needed to pay an open claim from the last date of payment to the reserve valuation date.
Credit Health—The claim liability consists of credit disability. This line of business has substantially all claims settled and paid in less than five years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2019
	For the Years Ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2015*	2016*	2017*	2018*	2019
2015	$3,162	$3,089	$3,072	$3,036	$3,028	$19	3,259
2016		4,323	3,975	3,914	4,029	90	3,593
2017			4,555	4,852	4,773	162	3,771
2018				4,631	4,163	280	3,520
2019					3,902	610	2,268
				Total	$19,895

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019
2015	$1,082	$2,254	$2,669	$2,864	$2,943
2016		1,300	2,745	3,330	3,630
2017			1,389	3,328	4,058
2018				1,473	2,930
2019					1,208
				Total	$14,769
All outstanding liabilities before 2015, net of reinsurance*					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$5,126

*	Unaudited supplemental information

The following table is supplementary information. A10-year average annual percentage payout of incurred claims is shown below:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Auto Liability	33.9%	28.7%	15.8%	10.0%	5.8%	2.2%	1.3%	0.3%	0.2%	1.8%
Non-Auto Liability	18.3%	20.4%	16.5%	14.8%	8.8%	5.1%	2.8%	1.6%	0.9%	10.8%
Commercial Multi-Peril	37.0%	15.7%	9.7%	13.2%	9.3%	5.8%	4.0%	0.5%	0.4%	4.4%
Homeowners	73.9%	20.1%	2.7%	1.5%	0.3%	0.2%	0.1%	—%	—%	1.2%
Short Tail Property	88.9%	11.1%	—%	—%	—%	—%	—%	—%	—%	—%
Credit Property and Casualty	77.9%	22.1%	—%	—%	—%	—%	—%	—%	—%	—%
Credit Life	78.7%	21.3%	—%	—%	—%	—%	—%	—%	—%	—%

Note 13 – Reinsurance

American National reinsures portions of certain life insurance policies to provide a greater diversification of risk and manage exposure on larger risks. For the issue ages zero to 75, the maximum amount that would be retained by one life insurance company (American National) would be $5.0 million individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life. If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life aged zero to 75 could be $5.475 million. For the issue ages 76 to 80, the maximum amount that would be retained by one life insurance company (American National) would be $2.0 million individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life. If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life aged 76 to 80 could be $2.475 million. For the issue ages 81 and over, the maximum amount that would be retained by one life insurance company (American National) would be $1.0 million individual life, $250,000 individual accidental death, $100,000 group life, and $125,000 credit life. If individual, group and credit insurance were all in force at the same time, the maximum risk on any one life aged 81 and over could be $1.475 million.
For the Property and Casualty segment, American National retains the first $1.0 million of loss per workers’ compensation risk and $1.5 million of loss per non-workers’ compensation risk. Reinsurance covers up to $6 million of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $20 million, and excess casualty clash coverage is purchased to cover losses up to $60 million. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits, and extra contractual obligations. Facultative reinsurance is purchased for individual risks attaching at $20 million, as needed. Corporate catastrophe coverage is in place for losses up to $500 million. American National retains the first $17.5 million of each catastrophe. Catastrophe aggregate reinsurance coverage is also purchased and is provided by two contracts. The first contract provides for $30 million of coverage after $90 million of aggregated catastrophe losses has been reached. The first $10 million of each catastrophe loss contributes to the $90 million aggregation of losses. The second aggregate contract is the Midyear Aggregate cover. It consists of a $35 million annual limit after satisfaction of $40 million annual aggregate deductible. Subject loss is $35 million excess of $5 million of each catastrophe.  This cover was placed at 87.75% on July 1, 2019.
American National remains primarily liable with respect to any reinsurance ceded and would bear the entire loss if the reinsurer does not meet their obligations under any reinsurance treaties. American National had amounts recoverable from reinsurers of $411,830,000 and $427,475,000 at December 31, 2019 and 2018, respectively. None of the amount outstanding at December 31, 2019 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.
The amounts in the consolidated financial statements include the impact of reinsurance. Information regarding the effect of reinsurance is shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Direct premiums	$2,464,870	$2,499,584	$2,341,088
Reinsurance premiums assumed from other companies	236,504	286,165	227,053
Reinsurance premiums ceded to other companies	(518,580)	(557,556)	(500,939)
Net premiums	$2,182,794	$2,228,193	$2,067,202

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2019	2018	2017
Direct life insurance in-force	$117,886,265	$110,125,270	$102,843,372
Reinsurance risks assumed from other companies	218,020	230,845	257,552
Reinsurance risks ceded to other companies	(24,913,905)	(26,601,422)	(29,646,646)
Net life insurance in-force	$93,190,380	$83,754,693	$73,454,278

Note 14 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$145,819	18.3%	$29,643	18.2%	$114,921	27.7%
Tax on equity in earnings of unconsolidated affiliates	21,735	2.7	4,469	2.8	30,336	7.3
Total expected income tax expense at the statutory rate	167,554	21.0	34,112	21.0	145,257	35.0
Tax-exempt investment income	(3,969)	(0.5)	(3,323)	(2.0)	(6,887)	(1.7)
Deferred tax change	(519)	(0.1)	(4,354)	(2.7)	(217,622)	(52.4)
Dividend exclusion	(3,628)	(0.5)	(4,080)	(2.5)	(8,701)	(2.1)
Miscellaneous tax credits, net	(7,090)	(0.9)	(7,802)	(4.8)	(9,524)	(2.3)
Low income housing tax credit expense	6,394	0.8	6,231	3.8	5,263	1.3
Change in valuation allowance	383	—	2,700	1.7	—	—
Tax accrual adjustment	5,350	0.7	(2,893)	(1.8)	—	—
Return to provision	1,007	0.1	(20,301)	(12.5)	—	—
Other items, net	(65)	(0.1)	1,155	0.6	1,905	0.5
Provision for federal income tax before interest expense	165,417	20.5	1,445	0.8	(90,309)	(21.7)
Interest benefit	—	—	—	—	(2,686)	(0.6)
Total	$165,417	20.5%	$1,445	0.8%	$(92,995)	(22.3)%

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted. The Tax Reform included numerous changes to existing federal income tax laws, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. In addition, there were several changes that were specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, and changes to the calculation of tax reserves associated with policyholder liabilities. As a result of the Tax Reform, we recorded a provisional tax benefit of $206.4 million in our 2017 financial statements. This tax benefit was primarily due to the remeasurement of our existing deferred tax balances to the 21% corporate income tax rate. There were no adjustments to the provisional tax benefit we recorded in 2017.

Note 14 – Federal Income Taxes—(Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2019	2018
DEFERRED TAX ASSETS
Invested assets, principally due to impairment losses	$16,760	$18,148
Investment in real estate and other invested assets, principally due to investment valuation allowances	9,680	8,424
Policyholder funds, principally due to policy reserve discount	76,506	91,362
Policyholder funds, principally due to unearned premium reserve	25,726	24,586
Participating policyholders’ surplus	41,533	32,785
Pension	—	3,598
Commissions and other expenses	3,495	3,108
Other assets	11,291	9,756
Tax carryforwards	2,344	138
Gross deferred tax assets before valuation allowance	187,335	191,905
Valuation allowance	(3,083)	(2,700)
Gross deferred tax assets after valuation allowance	184,252	189,205

DEFERRED TAX LIABILITIES
Marketable securities, principally due to net unrealized gains	278,144	161,256
Investment in bonds, principally due to differences between GAAP and tax basis	15,004	13,088
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	218,795	240,731
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	20,812	22,204
Pension	1,833	—
Other liabilities	44,192	16,111
Gross deferred tax liabilities	578,780	453,390
Total net deferred tax liability	$394,528	$264,185

American National made income tax payments of $86,440,000, $22,234,000 and $33,640,000 during 2019, 2018, and 2017, respectively.

US GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. There were no material valuation allowances recorded during the years ended December 31, 2019 and 2018. Although realization is not assured, management believes it is more-likely-than-not that our remaining deferred tax assets will be realized and that no additional valuation allowance is necessary at this time.

As of December 31, 2019, American National had no material net operating loss or tax credit carryforwards.
American National’s federal income tax returns for years 2016 to 2018 are subject to examination by the Internal Revenue Service. Tax returns for 2013 to 2015 are subject to examination with certain limitations. In April 2019, American National received notice from the Internal Revenue Service of its intent to audit tax years 2013 to 2016. The audit is ongoing. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. No provision for penalties or interest were established during 2019 or 2018 relating to a dispute with the Internal Revenue Service. As of December 31, 2019, American National had no provision for uncertain tax positions.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$551,171	$(92,393)	$(2,879)	$455,899
Amounts reclassified from AOCI (net of tax benefit $18,789 and expense $5,005)	(34,895)	18,827	—	(16,068)
Unrealized holding gains arising during the period (net of tax expense $113,604)	210,595	—	—	210,595
Unrealized adjustment to DAC (net of tax benefit $729)	(1,354)	—	—	(1,354)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,480)	(4,606)	—	—	(4,606)
Actuarial loss arising during the period (net of tax benefit of $796)	—	(2,996)	—	(2,996)
Foreign currency adjustment (net of tax expense $198)	—	—	746	746
Balance at December 31, 2017	720,911	(76,562)	(2,133)	642,216
Amounts reclassified from AOCI (net of tax benefit $561 and expense $1,532)	(2,111)	5,764	—	3,653
Unrealized holding losses arising during the period (net of tax benefit $46,812)	(183,981)	—	—	(183,981)
Unrealized adjustment to DAC (net of tax expense $10,903)	41,017	—	—	41,017
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,343)	8,814	—	—	8,814
Actuarial gain arising during the period (net of tax expense of $4,402)	—	16,562	—	16,562
Foreign currency adjustment (net of tax benefit $239)	—	—	(900)	(900)
Cumulative effect of changes in accounting (net of tax benefit $334,955)	(627,119)	—	—	(627,119)
Balance at December 31, 2018	(42,469)	(54,236)	(3,033)	(99,738)
Amounts reclassified from AOCI (net of tax benefit $213 and expense $1,491)	(800)	5,607	—	4,807
Unrealized holding gains arising during the period (net of tax expense $70,808)	266,373	—	—	266,373
Unrealized adjustment to DAC (net of tax benefit $18,270)	(68,733)	—	—	(68,733)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,372)	(12,684)	—	—	(12,684)
Actuarial gain arising during the period (net of tax expense $2,629)	—	9,888	—	9,888
Foreign currency adjustment (net of tax expense $104)	—	—	390	390
Cumulative effect of changes in accounting	16,164	(16,491)	(458)	(785)
Balance at December 31, 2019	$157,851	$(55,232)	$(3,101)	$99,518

Note 16—Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	Years ended December 31,
	2019	2018	2017
Common stock
Shares issued	30,832,449	30,832,449	30,832,449
Treasury shares	(3,945,249)	(3,947,000)	(3,900,565)
Outstanding shares	26,887,200	26,885,449	26,931,884
Restricted shares	(10,000)	(10,000)	(74,000)
Unrestricted outstanding shares	26,877,200	26,875,449	26,857,884

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
SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RS Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	6,153	$113.36	76,000	$110.73	100,445	$105.97
Granted	—	—	—	—	16,500	117.69
Exercised	(333)	116.48	(2,000)	130.52	(62,111)	108.90
Forfeited	—	—	—	—	(2,069)	104.17
Expired	(3,234)	118.37	—	—	—	—
Outstanding at December 31, 2017	2,586	106.70	74,000	110.19	52,765	106.26
Granted	—	—	—	—	8,250	121.93
Exercised	(650)	99.79	(64,000)	114.90	(41,949)	106.94
Forfeited	—	—	—	—	(750)	121.93
Expired	(1,601)	114.17	—	—	—	—
Outstanding at December 31, 2018	335	84.41	10,000	80.05	18,316	111.12
Granted	—	—	—	—	8,250	113.19
Exercised	—	—	—	—	(18,316)	111.12
Forfeited	—	—	—	—	—	—
Expired	(269)	77.90	—	—	—	—
Outstanding at December 31, 2019	66	$110.83	10,000	$80.05	8,250	$113.19

Note 16—Stockholders' Equity and Noncontrolling Interests—(Continued)

	SAR	RS Shares	RS Units
Weighted-average contractual remaining life (in years)	0.34	3.17	0.33
Exercisable shares	66	N/A	N/A
Weighted-average exercise price	$110.83	$80.05	$111.12
Weighted-average exercise price exercisable shares	110.83	N/A	N/A
Compensation expense (credit)
Year ended December 31, 2019	$15,000	$80,000	$1,168,000
Year ended December 31, 2018	(28,000)	328,000	1,098,000
Year ended December 31, 2017	(15,000)	823,000	3,227,000
Fair value of liability award
December 31, 2019	$1,000	N/A	$971,000
December 31, 2018	33,000	N/A	2,426,000

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

	Years ended December 31,
	2019	2018	2017
Weighted average shares outstanding	26,882,691	26,886,357	26,896,926
Incremental shares from RS awards and RSUs	8,552	30,286	63,769
Total shares for diluted calculations	26,891,243	26,916,643	26,960,695
Net income attributable to American National (in thousands)*	$620,363	$158,995	$493,651
Basic earnings per share*	$23.08	$5.91	$18.35
Diluted earnings per share*	$23.07	$5.91	$18.31

*
This includes the impact of the U. S. Tax Cut and Jobs Act ("Tax Reform") of a $206.4 million tax benefit, primarily due to the remeasurement of our existing deferred tax balances to the 21% corporate income tax rate. Excluding the impact of Tax Reform, the Company’s net income for the year ended December 31, 2017 would have been $287.3 million and net earnings per basic and diluted share would have been $10.68 and $10.65, respectively.

Note 16—Stockholders' Equity and Noncontrolling Interests—(Continued)

Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2019 and 2018, American National Insurance Company’s statutory capital and surplus was $3,477,727,000 and $3,162,808,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at December 31, 2019 and 2018, substantially above 200% of the authorized control level.
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
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $70,339,000 and $69,787,000 at December 31, 2019 and 2018, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the Company action level RBC had it not used the permitted practice.
The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	December 31,
	2019	2018
Statutory capital and surplus
Life insurance entities	$2,159,770	$1,989,586
Property and casualty insurance entities	1,329,782	1,183,913

	Years ended December 31,
	2019	2018	2017
Statutory net income
Life insurance entities	$47,133	$59,909	$46,820
Property and casualty insurance entities	96,269	66,680	72,267

Dividends
We paid a dividend of $0.82 per share each quarter of the years ended December 31, 2019 and 2018. We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
American National Insurance Company's payment of dividends to stockholders is restricted by insurance law. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year's statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted without prior approval of the Texas Department of Insurance to pay total dividends of $347,773,000 during 2020. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.

Note 16—Stockholders' Equity and Noncontrolling Interests—(Continued)

Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at December 31, 2019 and 2018.
American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling deficit of $736,000 and noncontrolling equity of $7,517,000 at December 31, 2019 and 2018, respectively.
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

•	Expenses are charged to segments through direct identification and allocations based upon various factors.
The following summarizes total assets by operating segments (in thousands):

	Years ended December 31,
	2019	2018	2017
Total Assets
Life	$6,825,120	$6,263,366	$6,101,458
Annuity	13,808,302	12,900,650	12,345,215
Health	511,440	527,525	468,947
Property and Casualty	2,570,818	2,216,628	2,189,515
Corporate and Other	4,881,886	5,004,184	5,281,629
Total	$28,597,566	$26,912,353	$26,386,764

Note 17 – Segment Information – (Continued)

The results of operations measured as the income before federal income taxes and other items by operating segments are summarized below (in thousands):

	Year ended December 31, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$359,419	$147,139	$165,035	$1,511,201	$—	$2,182,794
Other policy revenues	288,061	17,195	—	—	—	305,256
Net investment income	263,788	663,895	9,467	64,263	75,993	1,077,406
Net realized investment gains	—	—	—	—	30,751	30,751
Net gains on equity securities	—	—	—	—	422,535	422,535
Other income	1,967	2,727	20,762	11,897	14,048	51,401
Total premiums and other revenues	913,235	830,956	195,264	1,587,361	543,327	4,070,143
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	449,252	218,576	—	—	—	667,828
Claims incurred	—	—	109,013	1,042,153	—	1,151,166
Interest credited to policyholders' account balances	80,950	431,049	—	—	—	511,999
Commissions for acquiring and servicing policies	162,203	71,350	31,624	267,457	—	532,634
Other operating expenses	190,104	50,507	41,475	201,580	41,222	524,888
Change in deferred policy acquisition costs	(26,036)	9,474	1,382	2,431	—	(12,749)
Total benefits, losses and expenses	856,473	780,956	183,494	1,513,621	41,222	3,375,766
Income before federal income tax and other items	$56,762	$50,000	$11,770	$73,740	$502,105	$694,377

	Year ended December 31, 2018
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$350,012	$231,027	$180,414	$1,466,740	$—	$2,228,193
Other policy revenues	270,839	14,710	—	—	—	285,549
Net investment income	233,181	467,788	9,376	62,320	85,702	858,367
Net realized investment gains	—	—	—	—	16,931	16,931
Net losses on equity securities	—	—	—	—	(107,188)	(107,188)
Other income	2,266	2,611	24,185	10,628	4,840	44,530
Total premiums and other revenues	856,298	716,136	213,975	1,539,688	285	3,326,382
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	417,702	290,611	—	—	—	708,313
Claims incurred	—	—	122,547	1,049,112	—	1,171,659
Interest credited to policyholders' account balances	54,249	261,435	—	—	—	315,684
Commissions for acquiring and servicing policies	158,657	94,879	32,516	278,002	—	564,054
Other operating expenses	190,835	46,859	41,819	186,019	31,479	497,011
Change in deferred policy acquisition costs	(33,893)	(35,135)	2,846	(5,315)	—	(71,497)
Total benefits, losses and expenses	787,550	658,649	199,728	1,507,818	31,479	3,185,224
Income before federal income tax and other items	$68,748	$57,487	$14,247	$31,870	$(31,194)	$141,158

Note 17 – Segment Information – (Continued)

	Year ended December 31, 2017
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$328,570	$222,207	$156,436	$1,359,989	$—	$2,067,202
Other policy revenues	234,979	13,547	—	—	—	248,526
Net investment income	245,835	573,789	9,538	61,688	75,227	966,077
Net realized investment gains	—	—	—	—	91,209	91,209
Other income	2,256	2,832	19,284	8,372	5,242	37,986
Total premiums and other revenues	811,640	812,375	185,258	1,430,049	171,678	3,411,000
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	410,152	270,970	—	—	—	681,122
Claims incurred	—	—	103,037	934,044	—	1,037,081
Interest credited to policyholders' account balances	73,965	341,225	—	—	—	415,190
Commissions for acquiring and servicing policies	147,176	105,389	27,400	265,440	—	545,405
Other operating expenses	190,482	44,486	38,475	177,345	34,552	485,340
Change in deferred policy acquisition costs	(49,786)	(30,022)	3,814	(5,490)	—	(81,484)
Total benefits, losses and expenses	771,989	732,048	172,726	1,371,339	34,552	3,082,654
Income before federal income tax and other items	$39,651	$80,327	$12,532	$58,710	$137,126	$328,346

Note 18 – Pension and Postretirement Benefits
Savings plans
American National sponsors a qualified defined contribution (401(k) plan) for all employees, and non-qualified defined contribution plans for certain employees whose otherwise eligible earnings exceed the statutory limits under the qualified plans. The total expense associated with these plans was $9,493,000, $10,157,000, and $13,466,000 for 2019, 2018, and 2017, respectively.
Pension benefits
American National sponsors qualified and non-qualified defined benefit pension plans, all of which have been frozen. As such, no additional benefits are accrued through these plans for additional years of service credit or future salary increase credit, and no new participants are added to the plans. Benefits earned by eligible employees prior to the plans being frozen have not been affected. In 2017, the Company commenced a one-time window offering to terminated, vested participants of our qualified defined benefit pension plans. The offer allowed participants to take a lump sum or annuity payout funded from pension plan assets. A $7.2 million pension expense was recognized in the second quarter of 2017 for this de-risking. There was an additional pension settlement expense of $5.3 million recognized in the fourth quarter of 2017. This was part of the normal year-end actuarial valuation process of the defined pension plans. Due to plan amendments to make this option available in 2017, higher lump sum payouts were recorded.
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

Note 18 – Pension and Postretirement Benefits – (Continued)

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	Qualified		Non-qualified
	December 31,
	2019	2018	2019	2018
Reconciliation of benefit obligation
Obligation at January 1,	$344,974	$415,824	$68,035	$75,014
Service cost	524	498	—	—
Interest cost on projected benefit obligation	14,867	13,428	2,554	2,418
Actuarial (gain) loss	48,210	(57,807)	3,847	(496)
Benefits paid	(21,302)	(26,969)	(8,703)	(8,901)
Obligation at December 31,	387,273	344,974	65,733	68,035
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1,	402,579	382,724	—	—
Actual return on plan assets	88,827	(13,184)	—	—
Employer contributions	—	60,000	8,703	8,901
Benefits paid	(21,305)	(26,961)	(8,703)	(8,901)
Fair value of plan assets at December 31,	470,101	402,579	—	—
Funded status at December 31,	$82,828	$57,605	$(65,733)	$(68,035)

The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Service cost	$523	$499	$63
Interest cost	17,421	15,846	18,772
Expected return on plan assets	(24,248)	(24,164)	(23,579)
Amortization of net actuarial loss	7,070	8,560	23,832
Net periodic benefit cost	$766	$741	$19,088

Amounts related to the defined benefit pension plans recognized as a component of AOCI are shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Actuarial gain	$19,615	$28,260	$20,040
Deferred tax expense	(4,120)	(5,934)	(4,209)
Cumulative effect of change in accounting	(16,491)	—	—
Other comprehensive income, net of tax	$(996)	$22,326	$15,831

The estimated actuarial loss for the plan that will be amortized from AOCI into the net periodic benefit cost over the next fiscal year is $4,789,000. Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2019	2018
Net actuarial loss	$(69,915)	$(68,653)
Deferred tax benefit	14,683	14,417
Amounts included in AOCI	$(55,232)	$(54,236)

Note 18 – Pension and Postretirement Benefits – (Continued)

The weighted average assumptions used are shown below:

	Used for Net Benefit Cost in Fiscal Year 1/1/2019 to 12/31/2019	Used for Benefit Obligations as of 12/31/2019
Discount rate	4.50%	3.51%
Long-term rate of return	6.25	N/A

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of ERISA. American National and its affiliates did not contribute to its qualified plans in 2019 and do not expect to contribute in 2020 due to the substantial contribution over minimum funding standards made in 2018. American National contributed $60,000,000 and $25,023,000 to the qualified pension plans in 2018 and 2017, respectively. The benefits paid from the non-qualified plans were $8,703,000, $8,901,000 and $12,212,000 in 2019, 2018 and 2017, respectively. Future payments from the non-qualified pension benefit plans will be funded out of general corporate assets.
The following table shows pension benefit payments expected to be paid (in thousands):

2020	$44,247
2021	33,417
2022	32,714
2023	32,113
2024	31,654
2025-2029	140,543

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9 Fair Value of Financial Instruments for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The fair value (hierarchy measurements) of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$149,409	$—	$149,409	$—
Residential mortgage-backed securities	4,041	—	4,041	—
Mutual funds	25,594	25,594	—	—
Equity securities by sector
Consumer goods	46,260	46,260	—	—
Energy and utilities	27,410	27,410	—	—
Finance	57,900	57,900	—	—
Healthcare	37,017	37,017	—	—
Industrials	17,996	17,996	—	—
Information technology	60,225	60,225	—	—
Other	35,597	35,597	—	—
Commercial paper	2,948	—	2,948	—
Unallocated group annuity contract	598	—	598	—
Other	5,106	5,106	—	—
Total	$470,101	$313,105	$156,996	$—

Note 18 – Pension and Postretirement Benefits – (Continued)

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$140,836	$—	$140,836	$—
Residential mortgage-backed securities	4,644	—	4,644	—
Mutual funds	9,161	9,161	—	—
Equity securities by sector
Consumer goods	44,746	44,746	—	—
Energy and utilities	23,844	23,844	—	—
Finance	45,131	45,131	—	—
Healthcare	31,259	31,259	—	—
Industrials	16,033	16,033	—	—
Information technology	47,226	47,226	—	—
Other	28,963	28,963	—	—
Commercial paper	6,836	—	6,836	—
Unallocated group annuity contract	1,131	—	1,131	—
Other	2,769	2,714	55	—
Total	$402,579	$249,077	$153,502	$—

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
The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $4,687,000 and $6,085,000 at December 31, 2019 and 2018, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation.

Note 19 – Commitments and Contingencies

Commitments
American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at December 31, 2019 were approximately $14,095,000.
American National had aggregate commitments at December 31, 2019, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1,292,620,000 of which $723,908,000 is expected to be funded in 2020 with the remainder funded in 2021 and beyond.
American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of December 31, 2019 and 2018, the outstanding letters of credit were $3,484,000 and $2,995,000, respectively, and there were no borrowings on this facility. This facility expires on October 31, 2020.

Federal Home Loan Bank (FHLB) Agreements
In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. As membership requires the ownership of member stock, the Company purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of December 31, 2019, certain municipal bonds and collateralized mortgage obligations (CMO’s) with a fair value of approximately $117.5 million and commercial mortgage loans of approximately $1.5 billion were on deposit with the FHLB as collateral for amounts subject to funding agreements, and there were no outstanding advances. The deposited securities and commercial mortgage loans are included in the Company’s consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.
Guarantees
American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2019, was approximately $123,574,000, while the total cash value of the related life insurance policies was approximately $142,744,000.
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

Note 20 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions		Amount due to (from) American National
		Years ended December 31,		December 31,
Related Party	Financial Statement Line Impacted	2019	2018	2019	2018
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$576	$1,647	$—	$576
Gal-Tex Hotel Corporation	Net investment income	9	107	—	3
Greer, Herz & Adams, LLP	Other operating expenses	12,088	11,173	(519)	(329)

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
Note 21 – Selected Quarterly Financial Data (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
(in thousands, except per share data):	2019	2018	2019	2018	2019	2018	2019	2018
Premiums and other revenues	$1,123,693	$803,375	$956,677	$952,071	$932,500	$1,052,236	$1,057,273	$518,700
Benefits, losses and expenses	838,995	782,591	852,773	850,796	848,134	868,969	835,864	682,868
Income (loss) before federal income tax and other items	284,698	20,784	103,904	101,275	84,366	183,267	221,409	(164,168)
Provision (benefit) for federal income taxes	67,377	1,189	21,948	21,957	22,475	19,219	53,617	(40,920)
Equity in earnings (losses) of unconsolidated affiliates	40,460	(545)	16,790	6,421	45,075	13,029	1,176	2,376
Other components of net periodic pension benefit (costs), net of tax	(914)	(792)	(871)	(1,677)	(1,023)	(1,236)	2,124	3,133
Net income (loss)	256,867	18,258	97,875	84,062	105,943	175,841	171,092	(117,739)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(1,350)	(519)	(965)	(77)	13,759	2,377	(30)	(354)
Net income (loss) attributable to American National	$258,217	$18,777	$98,840	$84,139	$92,184	$173,464	$171,122	$(117,385)
Earnings (loss) per share attributable to American National
Basic	$9.60	$0.70	$3.68	$3.13	$3.43	$6.45	$6.37	$(4.37)
Diluted	$9.60	$0.70	$3.67	$3.12	$3.43	$6.44	$6.37	$(4.37)

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — An Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.
Changes in Internal Control Over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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
(b) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registrant’s Current Report on Form 8-K filed February 23, 2018).

3.3	Description of the Company's Common Stock (filed herewith).

4.1	Specimen copy of Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.1*
American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12B filed April 10, 2009).

10.2*	Form of Restricted Stock Agreement for Officers under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 7, 2013).

10.3*
Form of Stock Appreciation Right Agreement under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to American National Insurance Company's Annual Report on Form 10-K filed March 2, 2011).

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

10.10*
Amendments Three and Four to the American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.10 to the registrant's Quarterly Report on Form 10-Q filed on August 6, 2019).

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
Date: February 28, 2020
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James E. Pozzi	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
James E. Pozzi

/s/ Timothy A. Walsh	Executive Vice President, CFO, Treasurer and ML and P&C Operations (Principal Financial Officer)	February 28, 2020
Timothy A. Walsh

/s/ Michelle A. Gage	Vice President, and Controller	February 28, 2020
Michelle A. Gage

/s/ William C. Ansell	Director	February 28, 2020
William C. Ansell

/s/ Arthur O. Dummer	Director	February 28, 2020
Arthur O. Dummer

/s/ Irwin M. Herz, Jr.	Director	February 28, 2020
Irwin M. Herz, Jr.

/s/ E. Douglas McLeod	Director	February 28, 2020
E. Douglas McLeod

/s/ Frances A. Moody-Dahlberg	Director	February 28, 2020
Frances A. Moody-Dahlberg

/s/ Ross R. Moody	Director	February 28, 2020
Ross R. Moody

/s/ James P. Payne	Director	February 28, 2020
James P. Payne

/s/ E.J. Pederson	Director	February 28, 2020
E.J. Pederson

/s/ James D. Yarbrough	Director	February 28, 2020
James D. Yarbrough

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
(In thousands)

	December 31, 2019
	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Type of Investment
Fixed maturities
Bonds held-to-maturity
U.S. states and political subdivisions	$195,241	$201,295	$195,241
Foreign governments	3,907	4,349	3,907
Corporate debt securities	8,068,966	8,393,788	8,068,966
Residential mortgage-backed securities	237,516	242,828	237,516
Collateralized debt securities	125,631	126,430	125,631
Bonds available-for-sale
U.S. treasury and government	29,505	29,941	29,941
U.S. states and political subdivisions	1,047,326	1,096,101	1,096,101
Foreign governments	5,000	6,287	6,287
Corporate debt securities	5,320,990	5,558,684	5,558,684
Residential mortgage-backed securities	23,405	23,943	23,943
Collateralized debt securities	9,444	10,129	10,129
Equity securities
Common stocks
Consumer goods	121,124	320,444	320,444
Energy and utilities	94,916	132,700	132,700
Finance	116,653	291,696	291,696
Healthcare	70,693	221,319	221,319
Industrials	35,245	127,809	127,809
Information technology	99,502	426,682	426,682
Other	107,667	161,036	161,036
Preferred stocks	17,258	19,274	19,274
Other investments
Mortgage loans on real estate, net of allowance	5,097,017	5,309,005	5,097,017
Investment real estate, net of accumulated depreciation	513,419	—	513,419
Real estate acquired in satisfaction of debt	37,800	—	37,800
Policy loans	379,657	379,657	379,657
Options (2)	103,518	256,005	2,008
Other long-term investments	74,561	—	74,561
Short-term investments	425,321	425,321	425,321
Total investments	$22,361,282	$23,764,723	$23,587,089

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

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION
(In thousands)

	December 31,
	2019	2018
ASSETS
Fixed maturity securities	$10,024,143	$9,660,562
Equity securities	8,998	6,252
Mortgage loans on real estate, net of allowance	4,667,425	4,772,085
Other invested assets	1,305,533	1,487,383
Investment in subsidiaries	3,855,531	3,121,901
Deferred policy acquisition costs	1,159,812	1,224,752
Prepaid pension	78,990	57,117
Other assets	903,583	763,458
Separate account assets	1,073,891	918,369
Total assets	$23,077,906	$22,011,879
LIABILITIES
Policy liabilities	$4,418,128	$4,373,398
Policyholders’ account balances	11,076,418	10,943,189
Other liabilities	519,720	519,675
Separate account liabilities	1,073,891	918,369
Total liabilities	17,088,157	16,754,631
EQUITY
Common stock	30,832	30,832
Additional paid-in capital	21,011	20,694
Accumulated other comprehensive income (loss)	99,518	(99,738)
Retained earnings	5,946,857	5,413,952
Treasury stock, at cost	(108,469)	(108,492)
Total equity	5,989,749	5,257,248
Total liabilities and equity	$23,077,906	$22,011,879
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
(In thousands)

	Years ended December 31,
	2019	2018	2017
PREMIUMS AND OTHER REVENUES
Premiums and other policy revenues	$873,076	$943,071	$889,346
Net investment income	866,837	686,569	794,277
Net realized investment gains	5,600	2,053	21,052
Other-than-temporary impairments	(6,663)	(1,243)	(6,105)
Net gains (losses) on equity securities	958	(208)	—
Other income	28,037	19,028	17,558
Total premiums and other revenues	1,767,845	1,649,270	1,716,128
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	651,162	716,959	682,707
Other operating expenses	965,338	773,329	871,935
Total benefits, losses and expenses	1,616,500	1,490,288	1,554,642
Income before federal income tax and other items	151,345	158,982	161,486
Provision (benefit) for federal income taxes	27,568	28,308	(53,728)
Equity in earnings of subsidiaries, net of tax	492,888	24,789	286,579
Other components of net periodic pension benefit (costs), net of tax	3,698	3,532	(8,142)
Net income attributable to American National	$620,363	$158,995	$493,651
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$620,363	$158,995	$493,651
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains	(5,600)	(2,053)	(21,052)
Other-than-temporary impairments	6,663	1,243	6,105
Accretion of premiums, discounts and loan origination fees	(9,654)	(11,236)	(6,615)
Net capitalized interest on policy loans and mortgage loans	(31,366)	(36,784)	(31,853)
Depreciation	30,658	30,492	32,991
Interest credited to policyholders’ account balances	441,268	269,933	370,270
Charges to policyholders’ account balances	(291,160)	(272,638)	(236,336)
Deferred federal income tax expense (benefit)	40,936	10,564	(57,337)
Equity in earnings of affiliates	(6,752)	(8,323)	(10,840)
Net income of subsidiaries	(486,136)	(16,466)	(275,739)
Distributions from equity method investments	22,012	5,319	—
Changes in
Policyholder liabilities	44,732	165,931	179,497
Deferred policy acquisition costs	(4,791)	(61,881)	(66,219)
Reinsurance recoverables	18,826	(9,855)	584
Premiums due and other receivables	4,333	(1,302)	12,343
Prepaid reinsurance premiums	5,277	3,213	3,392
Accrued investment income	(3,535)	2,306	(3,138)
Current tax receivable/payable	(83,470)	79,168	1,725
Liability for retirement benefits	(5,482)	(64,824)	(31,830)
Fair value of option securities	(134,925)	50,299	(86,259)
Fair value of equity securities	(958)	208	—
Other, net	(6,193)	(17,943)	20,437
Net cash provided by operating activities	165,046	274,366	293,777
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of
Held-to-maturity securities	706,230	514,393	730,143
Available-for-sale securities	366,696	296,545	315,030
Equity securities	—	—	5,635
Investment real estate	—	3,782	58,840
Mortgage loans	789,088	799,413	794,011
Policy loans	42,316	42,407	44,253
Other invested assets	112,340	110,415	76,521
Disposals of property and equipment	69	—	158
Distributions from affiliates and subsidiaries	27,891	17,795	20,038
Payment for the purchase/origination of
Held-to-maturity securities	(936,646)	(971,396)	(824,831)
Available-for-sale securities	(326,476)	(535,233)	(345,677)
Equity securities	(351)	(1,485)	(128)
Investment real estate	(13,639)	(23,790)	(26,936)
Mortgage loans	(668,563)	(1,021,303)	(1,117,320)
Policy loans	(25,408)	(23,014)	(22,978)
Other invested assets	(102,275)	(67,914)	(42,849)
Additions to property and equipment	(11,163)	(10,767)	(20,441)
Contributions to unconsolidated affiliates	(147,547)	(95,091)	(26,056)
Change in short-term investments	138,021	360,837	(401,110)
Change in investment in subsidiaries	35,069	100,000	—
Change in collateral held for derivatives	97,852	(63,069)	84,325
Other, net	(92)	191	15,751
Net cash provided by (used in) investing activities	83,412	(567,284)	(683,621)
FINANCING ACTIVITIES
Policyholders’ account deposits	1,375,003	1,513,478	1,732,494
Policyholders’ account withdrawals	(1,391,881)	(1,243,641)	(1,182,754)
Dividends to stockholders	(88,243)	(88,228)	(88,335)
Net cash provided by (used in) financing activities	(105,121)	181,609	461,405
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143,337	(111,309)	71,561
Beginning of the year	151,592	262,901	191,340
End of the year	$294,929	$151,592	$262,901
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Policyholders’ Account Balances, Policy and Contract Claims and Other Policyholder Funds	Unearned Premiums	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written
December 31, 2019
Life	$852,900	$5,293,970	$27,080	$359,419	$263,788	$449,252	$113,300	$190,104	$—
Annuity	415,380	12,856,209	—	147,139	663,895	218,576	79,746	50,507	—
Health	32,578	282,592	34,862	165,035	9,467	109,013	21,322	41,475	—
Property & Casualty	122,149	1,084,983	871,617	1,511,201	64,263	1,042,153	316,141	201,580	1,546,144
Corporate & Other	—	—	—	—	75,993	—	—	41,222	—
Total	$1,423,007	$19,517,754	$933,559	$2,182,794	$1,077,406	$1,818,994	$530,509	$524,888	$1,546,144
December 31, 2018
Life	$839,133	$5,158,377	$29,901	$350,012	$233,181	$417,702	$97,263	$190,835	$—
Annuity	499,588	12,372,418	—	231,027	467,788	290,611	57,468	46,859	—
Health	33,960	319,789	37,261	180,414	9,376	122,547	15,436	41,819	—
Property & Casualty	124,580	1,034,265	841,694	1,466,740	62,320	1,049,112	309,990	186,019	1,514,563
Corporate & Other	—	—	—	—	85,702	—	—	31,479	—
Total	$1,497,261	$18,884,849	$908,856	$2,228,193	$858,367	$1,879,972	$480,157	$497,011	$1,514,563
December 31, 2017
Life	$791,276	$5,432,688	$33,298	$328,570	$245,835	$410,152	$74,068	$190,482	$—
Annuity	426,497	11,533,813	—	222,207	573,789	270,970	74,750	44,486	—
Health	36,806	282,872	40,665	156,436	9,538	103,037	15,227	38,475	—
Property & Casualty	119,265	990,341	801,331	1,359,989	61,688	934,044	280,306	177,345	1,414,024
Corporate & Other	—	—	—	—	75,227	—	—	34,552	—
Total	$1,373,844	$18,239,714	$875,294	$2,067,202	$966,077	$1,718,203	$444,351	$485,340	$1,414,024

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

(2)	Expenses are charged to segments through direct identification and allocations based on various factors.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE INFORMATION
(In thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2019
Life insurance in-force	$117,886,265	$24,913,905	$218,020	$93,190,380	0.2%
Premiums earned
Life and Annuity	$605,796	$99,856	$618	$506,558	0.1
Health	209,200	269,487	225,322	165,035	136.5
Property and Casualty	1,649,874	149,237	10,564	1,511,201	0.7
Total premiums	$2,464,870	$518,580	$236,504	$2,182,794	10.8

Year ended December 31, 2018
Life insurance in-force	$110,125,270	$26,601,422	$230,845	$83,754,693	0.3
Premiums earned
Life and Annuity	$684,399	$103,749	$389	$581,039	0.1
Health	209,109	303,623	274,928	180,414	152.4
Property and Casualty	1,606,076	150,184	10,848	1,466,740	0.7
Total premiums	$2,499,584	$557,556	$286,165	$2,228,193	12.8

Year ended December 31, 2017
Life insurance in-force	$102,843,372	$29,646,646	$257,552	$73,454,278	0.4
Premiums earned
Life and Annuity	$654,086	$104,599	$1,290	$550,777	0.2
Health	194,516	253,110	215,030	156,436	137.5
Property and Casualty	1,492,486	143,230	10,733	1,359,989	0.8
Total premiums	$2,341,088	$500,939	$227,053	$2,067,202	11.0%
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Costs and Expenses	Written Off	Change in Estimate	Balance at End of Year
December 31, 2019
Investment valuation allowances:
Mortgage loans on real estate	$21,333	$2,412	$(4,585)	$—	$19,160
December 31, 2018
Investment valuation allowances:
Mortgage loans on real estate	$18,866	$4,798	$(2,331)	$—	$21,333
December 31, 2017
Investment valuation allowances:
Mortgage loans on real estate	$12,490	$7,700	$(1,324)	$—	$18,866
See accompanying Report of Independent Registered Public Accounting Firm.