Form 10-Q
period 2020-03-31
AMERICAN NATIONAL INSURANCE CO
filed 2020-05-08
CIK 904163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2020, there were 26,887,200 shares of the registrant’s voting common stock, $1.00 par value per share, outstanding.

AMERICAN NATIONAL INSURANCE COMPANY

AMERICAN NATIONAL INSURANCE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited and in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $21,385 in 2020 (Fair value $8,501,656 in 2020 and $8,968,690 in 2019)	$8,554,809	$8,631,261
Fixed maturity, bonds available-for-sale, at fair value (Amortized cost $6,447,577 in 2020 and $6,435,670 in 2019)	6,480,374	6,725,085
Equity securities, at fair value (Cost $693,708 in 2020 and $663,058 in 2019)	1,375,083	1,700,960
Mortgage loans on real estate, net of allowance for credit losses of $59,445 in 2020	5,125,365	5,097,017
Policy loans	380,084	379,657
Investment real estate, net of accumulated depreciation of $260,893 in 2020 and $256,757 in 2019	545,646	551,219
Short-term investments	418,882	425,321
Other invested assets	74,135	76,569
Total investments	22,954,378	23,587,089
Cash and cash equivalents	328,752	452,001
Investments in unconsolidated affiliates	757,737	705,721
Accrued investment income	192,252	200,856
Reinsurance recoverables, net of allowance for credit losses of $17,713 in 2020	405,623	411,830
Prepaid reinsurance premiums	38,807	44,669
Premiums due and other receivables	377,782	341,924
Deferred policy acquisition costs	1,514,005	1,423,007
Property and equipment, net of accumulated depreciation of $263,857 in 2020 and $257,907 in 2019	105,709	106,303
Prepaid pension	81,962	78,990
Other assets	187,950	171,285
Separate account assets	893,856	1,073,891
Total assets	$27,838,813	$28,597,566
LIABILITIES
Future policy benefits
Life	$3,098,444	$3,087,578
Annuity	1,565,202	1,571,263
Health	49,842	49,886
Policyholders’ account balances	12,857,448	12,957,989
Policy and contract claims	1,470,080	1,489,979
Unearned premium reserve	945,808	933,559
Other policyholder funds	348,594	361,059
Liability for retirement benefits	65,305	67,435
Notes payable	156,943	157,997
Deferred tax liabilities, net	269,650	394,528
Current tax payable	31,824	9,757
Other liabilities	478,728	446,882
Separate account liabilities	893,856	1,073,891
Total liabilities	22,231,724	22,601,803
EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, Authorized 50,000,000 in 2020 and 2019, Issued 30,832,449 in 2020 and 2019 Outstanding 26,887,200 shares in 2020 and 2019	30,832	30,832
Additional paid-in capital	21,031	21,011
Accumulated other comprehensive income (loss)	(12,053)	99,518
Retained earnings	5,669,664	5,946,857
Treasury stock, at cost	(108,469)	(108,469)
Total American National stockholders’ equity	5,601,005	5,989,749
Noncontrolling interest	6,084	6,014
Total equity	5,607,089	5,995,763
Total liabilities and equity	$27,838,813	$28,597,566
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums
Life	$89,516	$86,468
Annuity	15,509	39,907
Health	43,086	38,681
Property and casualty	388,657	371,181
Other policy revenues	79,605	74,248
Net investment income	115,284	292,346
Net realized investment gains	4,148	2,947
Change in investment credit loss	(44,678)	—
Net gains (losses) on equity securities	(332,575)	206,377
Other income	11,133	11,538
Total premiums and other revenues	369,685	1,123,693
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	110,466	109,465
Annuity	34,802	58,761
Claims incurred
Health	34,885	25,767
Property and casualty	229,709	238,144
Interest credited to policyholders’ account balances	(4,323)	141,234
Commissions for acquiring and servicing policies	130,435	138,645
Other operating expenses	133,926	133,610
Change in deferred policy acquisition costs	(1,672)	(6,631)
Total benefits, losses and expenses	668,228	838,995
Income (loss) before federal income tax and other items	(298,543)	284,698
Less: Provision (benefit) for federal income taxes
Current	24,503	13,780
Deferred	(86,171)	53,597
Total provision (benefit) for federal income taxes	(61,668)	67,377
Income (loss) after federal income tax	(236,875)	217,321
Equity in earnings of unconsolidated affiliates	15,707	40,460
Other components of net periodic pension benefit (costs), net of tax	571	(914)
Net income (loss)	(220,597)	256,867
Less: Net loss attributable to noncontrolling interest, net of tax	(153)	(1,350)
Net income (loss) attributable to American National	$(220,444)	$258,217
Amounts available to American National common stockholders
Earnings (loss) per share
Basic	$(8.20)	$9.60
Diluted	(8.20)	9.60
Cash dividends to common stockholders	0.82	0.82
Weighted average common shares outstanding	26,881,700	26,885,719
Weighted average common shares outstanding and dilutive potential common shares	26,891,675	26,891,904

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended March 31,
	2020	2019
Net income (loss)	$(220,597)	$256,867
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	(112,403)	85,514
Foreign currency transaction and translation adjustments	(924)	(156)
Defined benefit pension plan adjustment	1,756	1,416
Total other comprehensive income (loss), net of tax	(111,571)	86,774
Total comprehensive income (loss)	(332,168)	343,641
Less: Comprehensive loss attributable to noncontrolling interest	(153)	(1,350)
Total comprehensive income (loss) attributable to American National	$(332,015)	$344,991

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$30,832	$21,011	$99,518	$5,946,857	$(108,469)	$6,014	$5,995,763
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	—	(34,702)	—	—	(34,702)
Other comprehensive loss	—	—	(111,571)	—	—	—	(111,571)
Net loss attributable to American National	—	—	—	(220,444)	—	—	(220,444)
Cash dividends to common stockholders	—	—	—	(22,047)	—	—	(22,047)
Contributions	—	—	—	—	—	546	546
Distributions	—	—	—	—	—	(323)	(323)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(153)	(153)
Balance at March 31, 2020	$30,832	$21,031	$(12,053)	$5,669,664	$(108,469)	$6,084	$5,607,089

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	86,774	—	—	—	86,774
Net income attributable to American National	—	—	—	258,217	—	—	258,217
Cash dividends to common stockholders	—	—	—	(22,101)	—	—	(22,101)
Contributions	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	(419)	(419)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,350)	(1,350)
Balance at March 31, 2019	$30,832	$20,951	$(13,749)	$5,650,853	$(108,469)	$12,501	$5,592,919

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL INSURANCE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(220,597)	$256,867
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(4,148)	(2,947)
Investment credit loss	44,678	—
Accretion of premiums, discounts and loan origination fees	1,845	(2,099)
Net capitalized interest on policy loans and mortgage loans	(6,351)	(10,094)
Depreciation	12,614	13,840
Interest credited to policyholders’ account balances	(4,323)	141,234
Charges to policyholders’ account balances	(79,605)	(74,248)
Deferred federal income tax expense (benefit)	(86,171)	53,597
Equity in earnings of unconsolidated affiliates	(15,707)	(40,460)
Distributions from unconsolidated affiliates	27,246	23,607
Changes in:
Policyholder liabilities	(4,203)	45,592
Deferred policy acquisition costs	(1,672)	(6,631)
Reinsurance recoverables	6,207	7,575
Premiums due and other receivables	(35,858)	1,395
Prepaid reinsurance premiums	5,862	1,525
Accrued investment income	8,604	2,808
Current tax receivable/payable	22,392	17,059
Liability for retirement benefits	(2,879)	(984)
Fair value of option securities	108,095	(66,483)
Fair value of equity securities	332,575	(206,377)
Other, net	3,447	12,893
Net cash provided by operating activities	112,051	167,669
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	360,849	85,182
Available-for-sale securities	274,697	74,411
Equity securities	27,620	56,466
Investment real estate	964	1,752
Mortgage loans	105,964	271,430
Policy loans	12,414	12,787
Other invested assets	32,609	10,364
Distributions from unconsolidated affiliates	11,711	40,233
Payment for the purchase/origination of:
Held-to-maturity securities	(345,112)	(244,869)
Available-for-sale securities	(250,954)	(105,772)
Equity securities	(34,350)	(18,280)
Investment real estate	(3,361)	(8,999)
Mortgage loans	(166,933)	(106,108)
Policy loans	(6,520)	(5,920)
Other invested assets	(10,192)	(17,355)
Additions to property and equipment	(5,354)	(3,204)
Contributions to unconsolidated affiliates	(82,065)	(45,599)
Change in short-term investments	6,439	(519,999)
Change in collateral held for derivatives	(128,078)	67,523
Other, net	4,400	373
Net cash used in investing activities	(195,252)	(455,584)
FINANCING ACTIVITIES
Policyholders’ account deposits	294,297	743,275
Policyholders’ account withdrawals	(310,921)	(368,810)
Change in notes payable	(1,054)	(473)
Dividends to stockholders	(22,047)	(22,101)
Payments to noncontrolling interest	(323)	(419)
Net cash provided by (used in) financing activities	(40,048)	351,472
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,249)	63,557
Cash and cash equivalents at beginning of the period	452,001	268,164
Cash and cash equivalents at end of the period	$328,752	$331,721
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

American National Insurance Company and its consolidated subsidiaries (collectively “American National” or the "Company”) offer a broad portfolio of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia and Puerto Rico.

Note 2 – Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and are reported in U.S. currency. American National consolidates entities that are wholly-owned and those in which American National owns less than 100% but controls the voting rights, as well as variable interest entities in which American National is the primary beneficiary. Intercompany balances and transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to current year presentation.

The interim condensed consolidated financial statements and notes herein are unaudited and reflect all adjustments which management considers necessary for the fair presentation of the interim condensed consolidated statements of financial position, operations, comprehensive income, changes in equity, and cash flows.

The interim condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2019. The condensed consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Note 3 – Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The new standard significantly changes how entities measure or estimate credit losses for most financial assets, reinsurance recoverables and certain other instruments that are not measured at fair value. Changes in expected credit losses are now recognized through net income. The guidance replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than a direct write down of the investment, as required by the current other-than-temporary impairment model. The standard also requires additional disclosures.	The Company adopted this standard on its required effective date of January 1, 2020 using a modified retrospective transition.
Adoption of this guidance resulted in an allowance for credit losses primarily on the commercial mortgage loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds and reinsurance recoverables. The Company recorded a cumulative effect adjustment to retained earnings of $34.7 million, net of tax, which reduced stockholders' equity. The impact is attributable to a $43.9 million allowance for credit losses on the aforementioned financial assets. See table below for additional detail.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The new guidance modifies the disclosure requirements on fair value measurements. Certain disclosure requirements are removed, modified or added to improve the relevancy of the fair value measurement disclosures.	The Company adopted this standard on its required effective date of January 1, 2020 using a prospective transition for certain amendments and retrospective transition for all other amendments.	The adoption of this standard did not have a material impact to the Company’s Notes to the Condensed Consolidated Financial Statements.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	The new standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Current GAAP does not specifically address the implementation costs of a cloud computing arrangement that is a service contract.	The Company adopted this standard on its required effective date of January 1, 2020 using a prospective transition.	The adoption of this standard did not have a material impact to the Company’s Condensed Consolidated Financial Statements or Notes to the Condensed Consolidated Financial Statements.

As of January 1, 2020, changes related to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"), had the following effect on assets and liabilities:

	Pre-ASC 326 Adoption	Adjustment to Adopt ASC 326	Balance as of January 1, 2020
Assets:
Allowance for Credit Losses
Fixed maturity, bonds held-to-maturity, at amortized cost	$—	$(21,664)	$(21,664)
Mortgage loans on real estate	(19,160)	(11,224)	(30,384)
Reinsurance recoverables	(8,220)	(7,920)	(16,140)
Liabilities:
Allowance for credit losses on loans
Off-Balance Sheet Credit Exposures	—	(3,126)	(3,126)
Total	$(27,380)	$(43,934)	$(71,314)

Note 3 – Recently Issued Accounting Pronouncements – (Continued)
Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The guidance will improve the timeliness of recognizing changes in the liability for future policy benefits for traditional and limited payment long-duration contracts and will modify the rate used to discount future cash flows. The guidance will also simplify the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts (market risk benefits), simplify the amortization of deferred acquisition costs and add significant qualitative and quantitative disclosures.	This standard will become effective for the Company for all annual and interim periods beginning January 1, 2022. The guidance allows for one of two adoption methods, a modified retrospective transition or a full retrospective transition except for the changes to accounting for market risk benefits, which will require a retrospective transition.	This standard will have a material impact on our Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes certain defined benefit pension or other postretirement plan disclosures that are no longer cost beneficial, clarifies the specific requirements for each disclosure and adds disclosure requirements.	This standard will become effective for the annual period ending December 15, 2020 using a retrospective transition.	The Company does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements or Notes to the Condensed Consolidated Financial Statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions in the existing guidance including those related to intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments require an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax as well as other minor changes.	This standard will become effective for the Company for all annual and interim periods beginning January 1, 2021. The new guidance specifies which amendments should be applied prospectively, retrospective to all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained income as of the beginning of the year of adoption.	The Company does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements or Notes to the Consolidated Financial Statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	The amendments in this Update are effective for all entities as of March 12, 2020 and will sunset through December 31, 2022, at which time the application of exceptions and optional expedients will no longer be permitted.	We are evaluating our current exposure to LIBOR and the impact this standard would have on the Condensed Consolidated Financial Statements.

Note 4 – Investment in Securities
The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$155,151	$4,778	$—	$—	$159,929
Foreign governments	3,894	525	(5)	5	4,419
Corporate debt securities	8,029,559	193,701	(248,247)	(18,401)	7,956,612
Residential mortgage-backed securities	179,087	8,578	(743)	(3)	186,919
Collateralized debt securities	208,501	—	(11,738)	(2,986)	193,777
Total bonds held-to-maturity	8,576,192	207,582	(260,733)	(21,385)	8,501,656
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	29,500	804	—	—	30,304
U.S. states and political subdivisions	1,028,590	50,335	(8)	—	1,078,917
Foreign governments	5,000	1,432	—	—	6,432
Corporate debt securities	5,338,626	128,845	(135,711)	(12,499)	5,319,261
Residential mortgage-backed securities	29,599	229	(7)	(236)	29,585
Collateralized debt securities	16,262	462	(719)	(130)	15,875
Total bonds available-for-sale	6,447,577	182,107	(136,445)	(12,865)	6,480,374
Total investments in fixed maturity securities	$15,023,769	$389,689	$(397,178)	$(34,250)	$14,982,030

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	$165,109	$5,005	$—	$—	$170,114
Foreign governments	3,907	442	—	—	4,349
Corporate debt securities	8,099,098	332,410	(6,539)	—	8,424,969
Residential mortgage-backed securities	237,516	6,460	(1,148)	—	242,828
Collateralized debt securities	125,631	1,146	(347)	—	126,430
Total bonds held-to-maturity	8,631,261	345,463	(8,034)	—	8,968,690
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	29,505	441	(5)	—	29,941
U.S. states and political subdivisions	1,030,309	47,865	(9)	—	1,078,165
Foreign governments	5,000	1,287	—	—	6,287
Corporate debt securities	5,338,007	251,408	(12,795)	—	5,576,620
Residential mortgage-backed securities	23,405	739	(201)	—	23,943
Collateralized debt securities	9,444	686	(1)	—	10,129
Total bonds available-for-sale	6,435,670	302,426	(13,011)	—	6,725,085
Total investments in fixed maturity securities	$15,066,931	$647,889	$(21,045)	$—	$15,693,775

Note 4 – Investment in Securities – (Continued)
The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2020
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$905,262	$907,767	$524,449	$524,574
Due after one year through five years	3,178,976	3,191,015	3,040,598	3,015,422
Due after five years through ten years	3,403,404	3,342,208	2,180,525	2,207,898
Due after ten years	1,088,550	1,060,666	702,005	732,480
Total	$8,576,192	$8,501,656	$6,447,577	$6,480,374
Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.
Proceeds from sales of available-for-sale securities, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2020	2019
Proceeds from sales of fixed maturity available-for-sale securities	$46,513	$285
Gross realized gains	412	—
Gross realized losses	(4,072)	(23)
Gains and losses are determined using specific identification of the securities sold. During the three months ended March 31, 2019, bonds below investment grade with a carrying value of $157,939,000 were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ creditworthiness. There was no transfer of bonds from held-to-maturity to available-for-sale during the three months ended March 31, 2020. No realized losses were recorded at March 31, 2020 and 2019.
The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Three months ended March 31,
	2020	2019
Bonds available-for-sale: change in unrealized gains (losses)	$(244,361)	$154,167
Adjustments for
Deferred policy acquisition costs	89,326	(38,893)
Participating policyholders’ interest	11,151	(7,690)
Deferred federal income tax (expense)	31,481	(22,070)
Change in net unrealized gains (losses) on debt securities, net of tax	$(112,403)	$85,514
The components of the change in net gains (losses) on equity securities are shown below (in thousands):

	Three months ended March 31,
	2020	2019
Unrealized gains (losses) on equity securities	$(333,601)	$203,022
Net gains on equity securities sold	1,026	3,355
Net gains (losses) on equity securities	$(332,575)	$206,377

Note 4 – Investment in Securities – (Continued)
The gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to noncredit related factors at March 31, 2020 are shown below (in thousands):

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds available-for-sale
U.S. states and political subdivisions	$(8)	$1,471	$—	$121	$(8)	$1,592
Corporate debt securities	(20,013)	165,169	(115,698)	1,587,397	(135,711)	1,752,566
Residential mortgage-backed securities	—	—	(7)	618	(7)	618
Collateralized debt securities	—	—	(719)	13,545	(719)	13,545
Total	$(20,021)	$166,640	$(116,424)	$1,601,681	$(136,445)	$1,768,321

Unrealized losses on available-for-sale debt securities where an allowance for credit loss was not recorded are due to noncredit related factors caused by market liquidity events related to COVID-19 and the economic downturn. A number of assumptions and estimates are inherent in evaluating whether an allowance for credit loss is necessary, which include the financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices.

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$—	$—	$(5)	$8,299	$(5)	$8,299
U.S. states and political subdivisions	(9)	1,733	—	—	(9)	1,733
Corporate debt securities	(5,257)	94,942	(7,538)	132,626	(12,795)	227,568
Residential mortgage-backed securities	(9)	10,169	(192)	722	(201)	10,891
Collateralized debt securities	(1)	159	—	—	(1)	159
Total	$(5,276)	$107,003	$(7,735)	$141,647	$(13,011)	$248,650
Equity securities by market sector distribution are shown below, based on fair value:

	March 31, 2020	December 31, 2019
Consumer goods	19.7%	18.9%
Energy and utilities	6.3	8.0
Finance	15.7	18.0
Healthcare	14.2	13.0
Industrials	7.1	7.6
Information technology	27.2	25.0
Other	9.8	9.5
Total	100.0%	100.0%

Note 4 – Investment in Securities – (Continued)
Allowance for Credit Losses

Held-to-Maturity Securities—Management measures expected credit losses on held to maturity bonds on a collective (pool) basis by major security type: corporate bonds, structured products, municipals, specialty products and treasuries. Accrued interest receivable on held-to maturity debt securities are excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current market conditions and reasonable and supportable economic forecasts based upon a third-party valuation model.

Available-For-Sale Securities—For available-for-sale bonds in an unrealized loss position, the Company first assesses whether it intends to sell the security or will be required to sell the security before recovery of its amortized costs basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet either indicated criteria, the Company evaluates whether the decline in fair value has resulted from credit events or market factors. In making this assessment, management first calculates the extent to which value is less than amortized cost, and then may consider any changes to the rating of the security by a rating agency, and any specific conditions related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount fair value is less than amortized cost. Any remaining unrealized loss is recognized in other comprehensive income.

When the discounted cash flow method is used to determine the allowance for credit losses, management's estimates incorporate expected prepayments, if any. Model inputs are considered reasonable and supportable for three years. A mean reversion is applied in years four and five. Credit loss allowance is not measured on accrued interest receivable because the balance is written off to net investment income in a timely manner, within 90 days. Changes in the allowance for credit losses are recognized through the Condensed Consolidated Statement of Operations as changes in expected credit loss.

The rollforward of the allowance for credit losses for held-to-maturity securities is shown below (in thousands):

	Foreign governments	Corporate debt securities	Collateralized debt securities	Residential mortgage backed securities	Total
Allowance for credit losses
Cumulative adjustment at January 1, 2020	$4	$(18,563)	$(2,968)	$(137)	$(21,664)
Provision	1	162	(18)	134	279
Ending balance at March 31, 2020	$5	$(18,401)	$(2,986)	$(3)	$(21,385)

The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	Corporate debt securities	Residential mortgage backed securities	Collateralized debt securities	Total
Allowance for credit losses
Current period adjustments	$(12,499)	$(236)	$(130)	$(12,865)

The change in allowance for the three months ended March 31, 2020 was impacted by economic changes due to the COVID-19 pandemic on the bond market.

Note 4 – Investment in Securities – (Continued)
Credit Quality Indicators

The Company monitors the credit quality of debt securities held-to-maturity through the use of credit ratings, which are updated on a monthly basis.

The credit quality indicators for the amortized cost of held-to-maturity debt securities as of March 31, 2020 are shown below (in thousands):

	Amortized cost of held-to-maturity debt securities by credit rating
Fixed maturity securities, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. state and political subdivisions	$54,145	$71,923	$23,814	$—	$5,269	$155,151
Foreign governments	—	2,852	1,042	—	—	3,894
Corporate debt securities	1,942	366,335	3,517,245	3,962,838	181,199	8,029,559
Residential mortgage backed securities	80,387	—	4,745	—	93,955	179,087
Collateralized debt securities	—	—	164,765	16,053	27,683	208,501
Total	$136,474	$441,110	$3,711,611	$3,978,891	$308,106	$8,576,192

At March 31, 2020, a held-to-maturity bond with amortized cost of $38,000 was past due over 90 days with non accrual status.

Note 5 - Mortgage Loans

Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The geographic categories come from the US Census Bureau's "Census Regions and Divisions of the United States." The distribution based on carrying amount of mortgage loans by location is as follows (in thousands, except percentages):

	March 31, 2020		December 31, 2019
East North Central	$670,432	13.1%	$667,150	13.1%
East South Central	149,651	2.9	144,887	2.8
Mountain	1,222,815	23.9	1,200,434	23.6
Pacific	889,300	17.4	852,574	16.7
South Atlantic	620,658	12.1	621,875	12.2
West South Central	1,248,628	24.4	1,272,522	25.0
Other	323,881	6.2	337,575	6.6
Total	$5,125,365	100.0%	$5,097,017	100.0%
During the three months ended March 31, 2020, American National did not foreclose on any loans, and only one loan with a recorded investment of $9,230,000 was in the process of foreclosure at March 31, 2020. For the year ended December 31, 2019, American National foreclosed on two loans with a total recorded investment of $16,008,000, and there were two loans with a total recorded investment of $13,345,000 in the process of foreclosure at December 31, 2019. American National did not sell any loans during the three months ended March 31, 2020 or during the year ended December 31, 2019.

Note 5 - Mortgage Loans - (Continued)
The age analysis of past due loans is shown below (in thousands):

	30-59 Days	60-89 Days	More Than			Total
March 31, 2020	Past Due	Past Due	90 Days	Total	Current	Amount	Percent
Apartment	$—	$—	$—	$—	$432,155	$432,155	8.3%
Hotel	—	—	—	—	899,012	899,012	17.3
Industrial	13,068	—	4,091	17,159	638,947	656,106	12.7
Office	4,535	9,230	—	13,765	1,557,472	1,571,237	30.3
Retail	—	—	—	—	857,863	857,863	16.6
Other	4,637	—	—	4,637	763,800	768,437	14.8
Total	$22,240	$9,230	$4,091	$35,561	$5,149,249	$5,184,810	100.0%
Allowance for credit losses						(59,445)
Total, net of allowance						$5,125,365
December 31, 2019
Apartment	$—	$—	$—	$—	$416,865	$416,865	8.1%
Hotel	—	—	—	—	901,044	901,044	17.6
Industrial	—	13,076	4,091	17,167	589,721	606,888	11.9
Office	22,870	—	—	22,870	1,587,591	1,610,461	31.5
Retail	—	—	4,122	4,122	843,467	847,589	16.6
Other	11,759	—	—	11,759	721,571	733,330	14.3
Total	$34,629	$13,076	$8,213	$55,918	$5,060,259	$5,116,177	100.0%
Allowance for loan losses						(19,160)
Total, net of allowance						$5,097,017
There were no unamortized purchase discounts as of March 31, 2020 or during the year ended December 31, 2019. Total mortgage loans were net of unamortized origination fees of $29,231,000 and $29,294,000 at March 31, 2020 and December 31, 2019, respectively. No unearned income is included in these amounts.
Troubled Debt Restructurings
There were no loans determined to be a troubled debt restructuring for the three months ended March 31, 2020. There were no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented.

Allowance for Credit Losses

Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses and allowances. The allowance for current expected losses per ASC 326 at the effective date will be based upon the current expected credit loss model. The model considers past loss experience, current economic conditions, and reasonable and supportable forecasts of future conditions. Reversion for the allowance calculation is implicit in the models used to determine the allowance. The methodology uses a discounted cash flow approach based on expected cash flows. The model also considers nonaccrual status and loans past due more than 90 days still on accrual as of March 31, 2020:

	Nonaccrual
	January 1, 2020	March 31, 2020
Mortgage loans
Commercial loans	$4,091	$4,091

Note 5 - Mortgage Loans - (Continued)
The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans
Beginning balance at January 1, 2020	$19,160
Cumulative adjustment at January 1, 2020	11,216
Provision	29,069
Ending balance at March 31, 2020	$59,445
The change in allowance for the three months ended March 31, 2020 was driven by the economic disruption caused by COVID-19 and subsequent to March 31, 2020 we are working with many of our mortgage loan borrowers, primarily those related to hotels, retail and parking operations, on loan modifications.

The asset and allowance balances for credit losses for mortgage loans by property type are shown below (in thousands):

	March 31, 2020
	Asset Balance	Allowance
Apartment	$429,600	$2,555
Hotel	872,450	26,563
Industrial	652,257	3,849
Office	1,565,346	5,891
Retail	852,213	5,650
Other	753,499	14,937
Total	$5,125,365	$59,445
Credit Quality Indicators

Mortgage loans are segregated by property-type and quantitative and qualitative allowance factors are applied. Qualitative factors are developed quarterly based on the pooling of assets with similar risk characteristics and historical loss experience adjusted for the expected trend in the current market environment. Credit losses are pooled by collateral type as it represents the most similar and reliable risk characteristics in our portfolio. The amortized cost of mortgage loans by year of origination by property-type are shown below (in thousands):

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Apartment	$—	$82,319	$39,362	$189,540	$69,053	$52,107	$432,381
Hotel	—	54,043	203,956	219,528	148,142	274,135	899,804
Industrial	53,193	164,383	123,825	51,638	125,680	137,387	656,106
Office	—	53,326	189,338	349,173	315,911	663,489	1,571,237
Retail	22,584	41,237	108,546	81,359	224,469	379,668	857,863
Other	27,672	81,643	142,748	89,545	238,104	187,707	767,419
Total	$103,449	$476,951	$807,775	$980,783	$1,121,359	$1,694,493	$5,184,810
Allowance for loan losses							(59,445)
Total, net of allowance							$5,125,365
Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible.
Off-Balance-Sheet Credit Exposures
The company has off-balance-sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of March 31, 2020, we have included a $6,150,000 liability in other liabilities on the balance sheet based on unfunded loan commitments totaling $687,287,000.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows (in thousands, except percentages):

	March 31, 2020		December 31, 2019
Industrial	$69,051	12.7%	$68,809	12.5%
Office	216,464	39.7	219,490	39.8
Retail	215,142	39.4	215,800	39.1
Other	44,989	8.2	47,120	8.6
Total	$545,646	100.0%	$551,219	100.0%

	March 31, 2020		December 31, 2019
East North Central	$32,818	6.0%	$32,539	5.9%
East South Central	33,864	6.2	34,248	6.2
Mountain	67,719	12.4	68,498	12.4
Pacific	39,911	7.3	40,462	7.3
South Atlantic	83,079	15.2	83,552	15.2
West South Central	274,967	50.4	278,833	50.6
Other	13,288	2.5	13,087	2.4
Total	$545,646	100.0%	$551,219	100.0%

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, our involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2020 or 2019.

The assets and liabilities relating to the VIEs included in the condensed consolidated financial statements are as follows (in thousands):

	March 31, 2020	December 31, 2019
Investment real estate	$134,148	$134,534
Short-term investments	501	500
Cash and cash equivalents	9,843	11,155
Other receivables	3,030	3,673
Other assets	14,238	15,355
Total assets of consolidated VIEs	$161,760	$165,217
Notes payable	$156,943	$157,997
Other liabilities	9,210	9,731
Total liabilities of consolidated VIEs	$166,153	$167,728
The notes payable in the condensed consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3,309,000 and $4,304,000 at March 31, 2020 and December 31, 2019, respectively.
The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	March 31, 2020	December 31, 2019
LIBOR	2021	$10,835	$10,836
4% fixed	2022	80,935	81,709
4.18% fixed	2024	65,173	65,452
Total		$156,943	$157,997

Note 6 – Real Estate and Other Investments - (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$330,527	$330,527	$332,742	$332,742
Mortgage loans	684,991	684,991	657,528	657,528
Accrued investment income	2,428	2,428	2,198	2,198
As of March 31, 2020, one real estate investment with a carrying value of $3,364,000 met the criteria as held-for-sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Financial Position	March 31, 2020			December 31, 2019
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	466	$2,669,500	$125,988	473	$2,654,600	$256,005
Equity-indexed embedded derivative	Policyholders’ account balances	103,593	2,545,271	630,952	101,950	2,527,205	731,552

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended March 31,
		2020	2019
Equity-indexed options	Net investment income	$(108,095)	$66,485
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	89,581	(58,156)

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government backed assets. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less the fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. As such, a right of offset has been applied to collateral that supports credit risk and has been recorded in the condensed consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.

Note 7 – Derivative Instruments - (Continued)

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		March 31, 2020
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$26,494	$(87)	$28,000	$27,913	$26,494	$1,419	$—
Credit Suisse	Baa2/BBB+	1,459	1,590	—	1,590	1,459	131	—
Goldman-Sachs	A3/BBB+	709	640	—	640	640	—	69
ING	Baa1/A-	23,193	7,560	16,000	23,560	23,193	367	—
Morgan Stanley	A3/BBB+	10,421	3,136	9,000	12,136	10,421	1,715	—
NATIXIS*	A1/A+	19,961	21,250	—	21,250	19,961	1,289	—
SunTrust	A3/A-	25,018	10,040	17,000	27,040	25,018	2,022	—
Wells Fargo	A2/A-	18,733	5,350	15,000	20,350	18,733	1,617	—
Total		$125,988	$49,479	$85,000	$134,479	$125,919	$8,560	$69

		December 31, 2019
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$54,583	$27,343	$28,000	$55,343	$54,583	$760	$—
Credit Suisse	Baa2/BBB+	7,117	7,390	—	7,390	7,009	381	108
Goldman-Sachs	A3/BBB+	1,053	930	—	930	930	—	123
ING	Baa1/A-	30,330	14,940	16,000	30,940	30,330	610	—
Morgan Stanley	A3/BBB+	34,988	25,926	9,000	34,926	34,926	—	62
NATIXIS*	A1/A+	29,918	30,200	—	30,200	29,918	282	—
SunTrust	A3/A-	60,360	41,720	17,000	58,720	58,645	75	1,715
Wells Fargo	A2/A-	37,656	24,110	15,000	39,110	37,656	1,454	—
Total		$256,005	$172,559	$85,000	$257,559	$253,997	$3,562	$2,008

*	Collateral is prohibited from being held in invested assets

Note 8 - Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended March 31,
	2020	2019
Bonds	$146,119	$147,557
Equity securities	7,847	8,292
Mortgage loans	59,328	63,199
Real estate	1,713	1,855
Equity indexed options	(108,095)	66,485
Other invested assets	8,372	4,958
Total	$115,284	$292,346
Net realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2020	2019
Bonds	$5,478	$2,602
Mortgage loans	—	455
Real estate	(1,307)	(158)
Other invested assets	(23)	48
Total	$4,148	$2,947

There were no other-than-temporary impairment losses during the three months ended March 31, 2020 and 2019.

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity	$8,554,809	$8,501,656	$8,631,261	$8,968,690
Fixed maturity securities, bonds available-for-sale	6,480,374	6,480,374	6,725,085	6,725,085
Equity securities	1,375,083	1,375,083	1,700,960	1,700,960
Equity-indexed options	125,988	125,988	256,005	256,005
Mortgage loans on real estate, net of allowance	5,125,365	5,497,500	5,097,017	5,309,005
Policy loans	380,084	380,084	379,657	379,657
Short-term investments	418,882	418,882	425,321	425,321
Separate account assets ($871,196 and $1,049,938 included in fair value hierarchy)	893,856	893,856	1,073,891	1,073,891
Separately managed accounts	50,583	50,583	50,503	50,503
Total financial assets	$23,405,024	$23,724,006	$24,339,700	$24,889,117
Financial liabilities
Investment contracts	$10,242,029	$10,242,029	$10,254,959	$10,254,959
Embedded derivative liability for equity-indexed contracts	630,952	630,952	731,552	731,552
Notes payable	156,943	156,943	157,997	157,997
Separate account liabilities ($871,196 and $1,049,938 included in fair value hierarchy)	893,856	893,856	1,073,891	1,073,891
Total financial liabilities	$11,923,780	$11,923,780	$12,218,399	$12,218,399

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
Separate account assets and liabilities—Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National and that represent the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the condensed consolidated statements of operations.

Note 9 – Fair Value of Financial Instruments – (Continued)
The separate account assets included on the quantitative disclosures fair value hierarchy table are comprised of short-term investments, equity securities, and fixed maturity available-for-sale bonds. Equity securities are classified as Level 1 measurements. Short-term investments and fixed maturity securities are classified as Level 2 measurements. These classifications for separate account assets reflect the same fair value level methodologies as listed above as they are derived from the same vendors and follow the same process.
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
Embedded Derivative—The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 index within index annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:
•Lapse rate assumptions are determined by company experience. Lapse rates are generally assumed to be lower during a contract’s surrender charge period and then higher once the surrender charge period has ended. Decreases to the assumed lapse rates generally increase the fair value of the liability as more policyholders persist to collect the crediting interest pertaining to the indexed product. Increases to the lapse rate assumption decrease the fair value.
•Mortality rate assumptions vary by age and gender based on company and industry experience. Decreases to the assumed mortality rates increase the fair value of the liabilities as more policyholders earn crediting interest. Increases to the assumed mortality rates decrease the fair value as higher decrements reduce the potential for future interest credits.
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At March 31, 2020 and December 31, 2019, the one year implied volatility used to estimate embedded derivative value was 46.1% and 11.3%, respectively.
Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	March 31, 2020	December 31, 2019	Unobservable Input	March 31, 2020	December 31, 2019
Indexed Annuities	$625.6	$706.5	Lapse Rate	1-70%	1-70%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	18-90%	11-46%
Indexed Life	5.4	25.1	Equity Volatility	18-90%	11-46%

Note 9 – Fair Value of Financial Instruments – (Continued)
Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of March 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$30,304	$—	$30,304	$—
U.S. states and political subdivisions	1,078,917	—	1,078,917	—
Foreign governments	6,432	—	6,432	—
Corporate debt securities	5,319,261	—	5,265,871	53,390
Residential mortgage-backed securities	29,585	—	29,585	—
Collateralized debt securities	15,875	—	15,875	—
Total bonds available-for-sale	6,480,374	—	6,426,984	53,390
Equity securities
Common stock	1,358,605	1,358,142	—	463
Preferred stock	16,478	16,478	—	—
Total equity securities	1,375,083	1,374,620	—	463
Options	125,988	—	—	125,988
Short-term investments	418,882	—	418,882	—
Separate account assets	871,196	215,339	655,857	—
Separately managed accounts	50,583	—	—	50,583
Total financial assets	$9,322,106	$1,589,959	$7,501,723	$230,424
Financial liabilities
Embedded derivative for equity-indexed contracts	$630,952	$—	$—	$630,952
Separate account liabilities	871,196	215,339	655,857	—
Total financial liabilities	$1,502,148	$215,339	$655,857	$630,952

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities, bonds available-for-sale
U.S. treasury and government	$29,941	$—	$29,941	$—
U.S. states and political subdivisions	1,078,165	—	1,078,165	—
Foreign governments	6,287	—	6,287	—
Corporate debt securities	5,576,620	—	5,531,776	44,844
Residential mortgage-backed securities	23,943	—	23,943	—
Collateralized debt securities	10,129	—	10,129	—
Total bonds available-for-sale	6,725,085	—	6,680,241	44,844
Equity securities
Common stock	1,682,149	1,681,686	—	463
Preferred stock	18,811	18,811	—	—
Total equity securities	1,700,960	1,700,497	—	463
Options	256,005	—	—	256,005
Short-term investments	425,321	—	425,321	—
Separate account assets	1,049,938	271,575	778,363	—
Separately managed accounts	50,503	—	—	50,503
Total financial assets	$10,207,812	$1,972,072	$7,883,925	$351,815
Financial liabilities
Embedded derivative for equity-indexed contracts	$731,552	$—	$—	$731,552
Separate account liabilities	1,049,938	271,575	778,363	—
Total financial liabilities	$1,781,490	$271,575	$778,363	$731,552

Note 9 – Fair Value of Financial Instruments – (Continued)
For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended March 31, 2020
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$45,307	$256,005	$50,503	$731,552
Net loss for derivatives included in net investment income	—	(108,095)	—	—
Net change included in interest credited	—	—	—	(89,581)
Net fair value change included in other comprehensive income	—	—	80	—
Purchases, sales and settlements or maturities
Purchases	22,702	14,164	—	—
Sales	(14,156)	—	—	—
Settlements or maturities	—	(36,086)	—	—
Premiums less benefits	—	—	—	(11,019)
Ending balance at March 31, 2020	$53,853	$125,988	$50,583	$630,952
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at March 31, 2020	$—		$80

	Level 3
	Three months ended March 31, 2019
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$4,346	$148,006	$—	$596,075
Net gain for derivatives included in net investment income	—	66,485	16,532	—
Net change included in interest credited	—	—	—	58,156
Net fair value change included in other comprehensive income	—	—	9	—
Purchases, sales and settlements or maturities
Purchases	—	17,356	4,505	—
Sales	—	—	—	—
Settlements or maturities	—	(15,691)	—	—
Premiums less benefits	—	—	—	14,254
Ending balance at March 31, 2019	$4,346	$216,156	$21,046	$668,485
Within the net gain for derivatives included in net investment income were unrealized gains of $127,219,000 and $69,005,000, relating to assets still held at March 31, 2020 and 2019, respectively.

Note 9 – Fair Value of Financial Instruments – (Continued)
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

Note 9 – Fair Value of Financial Instruments – (Continued)
The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	March 31, 2020
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$155,151	$159,929
Foreign governments	Level 2	3,899	4,419
Corporate debt securities	Level 2	8,011,160	7,956,612
Residential mortgage-backed securities	Level 2	179,084	186,919
Collateralized debt securities	Level 2	205,515	193,777
Total fixed maturity securities, bonds held-to-maturity		8,554,809	8,501,656
Mortgage loans on real estate, net allowance	Level 3	5,125,365	5,497,500
Policy loans	Level 3	380,084	380,084
Separately managed accounts	Level 3	50,583	50,583
Total financial assets		$14,110,841	$14,429,823
Financial liabilities
Investment contracts	Level 3	$10,242,029	$10,242,029
Notes payable	Level 3	156,943	156,943
Total financial liabilities		$10,398,972	$10,398,972

	December 31, 2019
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity securities, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$165,109	$170,114
Foreign governments	Level 2	3,907	4,349
Corporate debt securities	Level 2	8,099,098	8,424,969
Residential mortgage-backed securities	Level 2	237,516	242,828
Collateralized debt securities	Level 2	125,631	126,430
Total fixed maturity securities, bonds held-to-maturity		8,631,261	8,968,690
Mortgage loans on real estate, net allowance	Level 3	5,097,017	5,309,005
Policy loans	Level 3	379,657	379,657
Separately managed accounts	Level 3	50,503	50,503
Total financial assets		$14,158,438	$14,707,855
Financial liabilities
Investment contracts	Level 3	$10,254,959	$10,254,959
Notes payable	Level 3	157,997	157,997
Total financial liabilities		$10,412,956	$10,412,956

Note 10 – Deferred Policy Acquisition Costs
Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2020	$852,900	$415,380	$32,578	$122,149	$1,423,007
Additions	33,353	11,525	5,378	84,409	134,665
Amortization	(25,515)	(18,811)	(5,355)	(83,312)	(132,993)
Effect of change in unrealized gains on available-for-sale debt securities	7,619	81,707	—	—	89,326
Net change	15,457	74,421	23	1,097	90,998
Ending balance at March 31, 2020	$868,357	$489,801	$32,601	$123,246	$1,514,005
Commissions comprise the majority of the additions to deferred policy acquisition costs.

Note 11 – Liability for Unpaid Claims and Claim Adjustment Expenses
The liability for unpaid claims and claim adjustment expenses (“claims”) for health and property and casualty insurance is included in “Policy and contract claims” in the condensed consolidated statements of financial position and is the amount estimated for incurred but not reported (“IBNR”) claims and claims that have been reported but not settled. The liability for unpaid claims is estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, less anticipated salvage and subrogation. The effects of the changes are included in the condensed consolidated results of operations in the period in which the changes occur. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. There have been no significant changes in methodologies or assumptions used to calculate the liability for unpaid claims and claim adjustment expenses.
Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2020	2019
Unpaid claims balance, beginning	$1,322,837	$1,305,225
Less: Reinsurance recoverables	246,447	254,466
Net beginning balance	1,076,390	1,050,759
Incurred related to
Current	260,025	278,864
Prior years	4,172	(17,296)
Total incurred claims	264,197	261,568
Paid claims related to
Current	95,635	93,273
Prior years	174,986	168,879
Total paid claims	270,621	262,152
Net balance	1,069,966	1,050,175
Plus: Reinsurance recoverables	244,230	244,098
Unpaid claims balance, ending	$1,314,196	$1,294,273
The net and gross reserve calculations have shown unfavorable development in 2020 as a result of unfavorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years increased by approximately $4,172,000 during the first three months of 2020 and decreased by $17,296,000 during the same period in 2019. The unfavorable development in 2020 was a reflection of higher-than-anticipated losses in the Managing General Underwriting and Collateral Protection Insurance lines of business. The favorable development for the first three months in 2019 reflects lower-than-anticipated losses in the business owner and commercial package policy lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at March 31, 2020 and December 31, 2019 was $23,092,000 and $21,379,000 respectively.

Note 12 – Federal Income Taxes
A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2020		2019
	Amount	Rate	Amount	Rate
Income tax expense (benefit) before tax on equity in earnings of unconsolidated affiliates	$(62,694)	22.2%	$59,787	18.4%
Tax on equity in earnings of unconsolidated affiliates	3,298	(1.2)	8,497	2.6
Total expected income tax expense at the statutory rate	(59,396)	21.0	68,284	21.0
Tax-exempt investment income	(1,027)	0.4	(809)	(0.2)
Dividend exclusion	(862)	0.3	(921)	(0.3)
Miscellaneous tax credits, net	(2,395)	0.8	(1,692)	(0.5)
Low income housing tax credit expense	1,774	(0.6)	1,158	0.3
Change in valuation allowance	112	—	—	—
Other items, net	126	(0.1)	1,357	0.4
Provision (benefit) for federal income taxes	$(61,668)	21.8%	$67,377	20.7%
American National did not make tax payments during the three months ended March 31, 2020. Income tax payments of $23,600,000 were made during the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, American National had no material net operating loss or tax credit carryforwards.

American National’s federal income tax returns for years 2016 to 2018 are subject to examination by the Internal Revenue Service. Tax returns for 2013 to 2015 are subject to examination with certain limitations. In April 2019, American National received notice from the Internal Revenue Service of its intent to audit tax years 2013 to 2016. The audit is ongoing. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld. As of March 31, 2020, American National had no provision for uncertain tax positions and no provision for penalties or interest were established. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2020	$157,851	$(55,232)	$(3,101)	$99,518
Amounts reclassified from AOCI (net of tax expense $2,554 and $467)	9,606	1,756	—	11,362
Unrealized holding losses arising during the period (net of tax benefit $53,533)	(201,385)	—	—	(201,385)
Unrealized adjustment to DAC (net of tax expense $18,759)	70,567	—	—	70,567
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,342)	8,809	—	—	8,809
Foreign currency adjustment (net of tax benefit $246)	—	—	(924)	(924)
Ending balance at March 31, 2020	$45,448	$(53,476)	$(4,025)	$(12,053)
Beginning balance at January 1, 2019	$(42,469)	$(54,236)	$(3,033)	$(99,738)
Amounts reclassified from AOCI (net of tax benefit $490 and expense $376)	(1,843)	1,416	—	(427)
Unrealized holding gains arising during the period (net of tax expense $33,004)	124,158	—	—	124,158
Unrealized adjustment to DAC (net of tax benefit $8,167)	(30,726)	—	—	(30,726)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,615)	(6,075)	—	—	(6,075)
Foreign currency adjustment (net of tax benefit $41)	—	—	(156)	(156)
Cumulative effect of changes in accounting	16,166	(16,493)	(458)	(785)
Ending balance at March 31, 2019	$59,211	$(69,313)	$(3,647)	$(13,749)

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	March 31, 2020	December 31, 2019
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,945,249)	(3,945,249)
Outstanding shares	26,887,200	26,887,200
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200
Stock-based compensation
American National has made grants of Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. Such cash-settled RSUs are the only RSUs that remain outstanding, and they are included in the table below.
SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	66	$110.83	10,000	$80.05	8,250	$113.19
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at March 31, 2020	66	$110.83	10,000	$80.05	8,250	$113.19

	SAR	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0.09	2.92	0.08
Exercisable shares	66	N/A	N/A
Weighted-average exercise price	$110.83	$80.05	$113.19
Weighted-average exercise price exercisable shares	110.83	N/A	N/A
Compensation expense (credit)
Three months ended March 31, 2020	$(1,000)	$20,000	$(171,000)
Three months ended March 31, 2019	(2,000)	20,000	363,000
Fair value of liability award
March 31, 2020	$—	N/A	$680,000
December 31, 2019	1,000	N/A	971,000
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
RSU awards to our directors and advisory directors are settled in cash based upon the market price of our common stock after one-year or earlier upon death, disability or retirement from service after age 65.

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)
Earnings per share
Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares.

	Three months ended March 31,
	2020	2019
Weighted average shares outstanding	26,881,700	26,885,719
Incremental shares from RS awards and RSUs	9,975	6,185
Total shares for diluted calculations	26,891,675	26,891,904
Net income (loss) attributable to American National (in thousands)	$(220,444)	$258,217
Basic earnings per share	$(8.20)	$9.60
Diluted earnings per share	$(8.20)	$9.60

Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National Insurance Company and its insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2020 and December 31, 2019, American National Insurance Company’s statutory capital and surplus was $3,465,660,000 and $3,477,727,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2020 and December 31, 2019, substantially above 200% of the authorized control level.
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
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $72,979,000 and $70,339,000 at March 31, 2020 and December 31, 2019, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the Company action level RBC had it not used the permitted practice.
The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31, 2020	December 31, 2019
Statutory capital and surplus
Life insurance entities	$2,159,481	$2,159,770
Property and casualty insurance entities	1,315,987	1,329,782

	Three months ended March 31,
	2020	2019
Statutory net income (loss)
Life insurance entities	$52,975	$(7,084)
Property and casualty insurance entities	48,254	38,120

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)
Dividends
We paid a dividend of $0.82 for the three months ended March 31, 2020 and December 31, 2019. We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
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
Noncontrolling interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the condensed consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at March 31, 2020 and December 31, 2019.
American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s condensed consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling deficit of $666,000 and $736,000 at March 31, 2020 and December 31, 2019, respectively.

Note 15 – Segment Information

Management organizes the business into five operating segments:
•Life—consists of whole, term, universal, indexed and variable life insurance. Products are primarily sold through career, multiple-line, and independent agents as well as direct marketing channels.
•Annuity—consists of fixed, indexed, and variable annuity products. Products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.
•Health—consists of Medicare Supplement, stop loss, other supplemental health products and credit disability insurance. Products are typically distributed through independent agents and managing general underwriters.
•Property and Casualty—consists of personal, agricultural and targeted commercial coverages and credit-related property insurance. Products are primarily sold through multiple-line and independent agents or managing general agents.
•Corporate and Other—consists of net investment income from investments and certain expenses not allocated to the insurance segments and revenues and related expenses from non-insurance operations.

The accounting policies of the segments are the same as those described in Note 2 of American National’s 2019 annual report on Form 10-K. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.
•Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other segment.
•Expenses are charged to segments through direct identification and allocations based upon various factors.

Note 15 – Segment Information – (Continued)
The results of operations measured as the income (loss) before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended March 31, 2020
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$89,516	$15,509	$43,086	$388,657	$—	$536,768
Other policy revenues	75,540	4,065	—	—	—	79,605
Net investment income	45,575	41,541	2,233	16,085	9,850	115,284
Realized investment gains	—	—	—	—	4,148	4,148
Change in investment credit loss	—	—	—	—	(44,678)	(44,678)
Net losses on equity securities	—	—	—	—	(332,575)	(332,575)
Other income	736	638	4,527	3,733	1,499	11,133
Total premiums and other revenues	211,367	61,753	49,846	408,475	(361,756)	369,685
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	110,466	34,802	—	—	—	145,268
Claims incurred	—	—	34,885	229,709	—	264,594
Interest credited to policyholders’ account balances	(1,903)	(2,420)	—	—	—	(4,323)
Commissions for acquiring and servicing policies	39,467	10,248	8,024	72,696	—	130,435
Other operating expenses	47,480	11,876	10,629	53,004	10,937	133,926
Change in deferred policy acquisition costs	(7,838)	7,286	(23)	(1,097)	—	(1,672)
Total benefits, losses and expenses	187,672	61,792	53,515	354,312	10,937	668,228
Income (loss) before federal income tax and other items	$23,695	$(39)	$(3,669)	$54,163	$(372,693)	$(298,543)

	Three months ended March 31, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$86,468	$39,907	$38,681	$371,181	$—	$536,237
Other policy revenues	70,244	4,004	—	—	—	74,248
Net investment income	68,756	190,711	2,420	15,022	15,437	292,346
Realized investment gains	—	—	—	—	2,947	2,947
Net gains on equity securities	—	—	—	—	206,377	206,377
Other income	676	689	5,385	2,722	2,066	11,538
Total premiums and other revenues	226,144	235,311	46,486	388,925	226,827	1,123,693
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	109,465	58,761	—	—	—	168,226
Claims incurred	—	—	25,767	238,144	—	263,911
Interest credited to policyholders’ account balances	20,319	120,915	—	—	—	141,234
Commissions for acquiring and servicing policies	37,742	26,866	6,878	67,159	—	138,645
Other operating expenses	48,978	12,474	10,992	51,885	9,281	133,610
Change in deferred policy acquisition costs	(4,835)	(3,020)	807	417	—	(6,631)
Total benefits, losses and expenses	211,669	215,996	44,444	357,605	9,281	838,995
Income before federal income tax and other items	$14,475	$19,315	$2,042	$31,320	$217,546	$284,698

Note 16 – Commitments and Contingencies
Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at March 31, 2020 were approximately $13,767,000.

American National had aggregate commitments at March 31, 2020, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1,279,058,000 of which $495,590,000 is expected to be funded in 2020 with the remainder funded in 2021 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of March 31, 2020 and December 31, 2019, the outstanding letters of credit were $3,484,000, and there were no borrowings on this facility. This facility expires on October 31, 2020.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. As membership requires the ownership of member stock, the Company initially purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s condensed consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of March 31, 2020, certain municipal bonds and collateralized mortgage obligations (CMO’s) with a fair value of approximately $112.7 million and commercial mortgage loans of approximately $1.5 billion were on deposit with the FHLB as collateral for amounts subject to funding agreements, and there were no outstanding advances. The deposited securities and commercial mortgage loans are included in the Company’s condensed consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively. See Note 18, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding borrowing from the FHLB during April 2020.

Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2020, was approximately $121,379,000, while the total cash value of the related life insurance policies was approximately $143,762,000.

Litigation

American National and certain subsidiaries are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s condensed consolidated financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future.

Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our condensed consolidated financial position, liquidity or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to American National is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

Note 17 – Related Party Transactions
American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the condensed consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
		Three months ended March 31,		Amount due to (from) American National
Related Party	Financial Statement Line Impacted	2020	2019	March 31, 2020	December 31, 2019
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$—	$431	$—	$—
Gal-Tex Hotel Corporation	Net investment income	—	8	—	—
Greer, Herz & Adams, LLP	Other operating expenses	3,843	2,889	(595)	(519)
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

Note 18 – Subsequent Events

Liquidity

The COVID-19 pandemic created significant economic uncertainty and volatility in the credit and capital markets beginning in March 2020, which has persisted. On April 13, 2020, the Company borrowed from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. The net amount of the advance was approximately $240 million after a required capital stock purchase of approximately $10 million. The loan has an interest rate of 0.25% with a final maturity date of October 13, 2020. On April 28, 2020, the Company took an additional advance from the Federal Home Loan Bank of Dallas. The net amount of the advance was approximately $245 million after a required capital stock purchase of approximately $5 million. The loan has an interest rate of 0.38% with a final maturity date of April 28, 2021. We are closely monitoring the effect of the COVID-19 pandemic on our operations and our customers. While we believe current capital is sufficient to support operations, the Company took the advance from the FHLB in the event additional liquidity is needed for potential operational needs. Should the Company require additional liquidity to respond to the effects of COVID-19, we currently have approximately $622 million of additional credit available to us from the FHLB.

April and May Policy Credits for Personal Automobile Policyholders
On April 14, 2020, American National announced a 15% credit for its personal automobile policyholders based upon their premiums for April and May. The credit is expected to affect approximately 338,000 policyholders for an estimated $15 million. We estimate that the monetary impact of these policy credits will be offset by a reduction in auto claims as policyholders drive fewer miles due to shelter-in-place orders.
In response to the impacts of COVID-19, state insurance departments across the country have issued regulations that require us to not cancel policies for non payment for varying amounts of time but generally for at least 60 day periods which began in March and early April 2020. As a result, we expect to see a reduction in the cash flows typically received from policyholders during these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2020 and 2019 of American National Insurance Company and its subsidiaries (referred to in this document as “we,” “our,” “us,” or the “Company”). This information should be read in conjunction with our condensed consolidated financial statements included in Item 1, Financial Statements (unaudited), of this Form 10-Q.
Caution Regarding Forward-Looking Statements
Certain statements made in this report, including but not limited to the accompanying condensed consolidated financial statements, and the notes thereto appearing in Item 1 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Item 2 ("MD&A"), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance, and statements relating to the COVID-19 pandemic and its effects on the Company. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated, particularly given the uncertainty relating to the COVID-19 pandemic. We do not make public specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A, Risk Factors in our 2019 Form 10-K filed with the SEC on February 28, 2020, in Part II, Item 1A Risk Factors below, and elsewhere in this report, such as:
•Economic & Investment Risk Factors
•potential for difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;
•fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;
•lack of liquidity for certain of our investments;
•the potential for adverse effects on interest rates and the value of certain assets as a result of the discontinuation of the London Inter-Bank Offered Rate (LIBOR);
•risk of investment losses and defaults;
•Operational Risk Factors
•differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for product pricing, establishing liabilities and reserves or for other purposes;
•potential ineffectiveness of our risk management policies and procedures;
•changes in our experience related to deferred policy acquisition costs;
•failures or limitations of our computer, information security and administration systems;
•failure to complete and implement technology initiatives in a timely manner;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

•potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;
•potential ineffectiveness of our internal controls over financial reporting;
•Catastrophic Event Risk Factors
•natural or man-made catastrophes, pandemic disease such as COVID-19, or other events resulting in increased claims activity from catastrophic loss of life or property;
•the effects of unanticipated events on our disaster recovery and business continuity planning;
•the effects of global climate change;
•Marketplace Risk Factors
•the highly competitive nature of the insurance and annuity business;
•potential difficulty in attraction and retention of qualified employees and agents;
•the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplemental healthcare business;
•Litigation and Regulation Risk Factors
•adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm to our reputation;
•significant changes in government regulation;
•changes in tax law;
•changes in statutory or U.S. Generally Accepted Accounting Principles (“GAAP”), practices or policies;
•Reinsurance and Counterparty Risk Factors
•potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;
•potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;
•Other Risk Factors
•potentially adverse rating agency actions;
•control of our company by a small number of stockholders; and
•advances in medical technology and testing, which may increase our adverse selection risk.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

COVID-19 Response
On March 11, 2020, the World Health Organization formally declared the outbreak of the novel coronavirus COVID-19 to be a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, and overall economic and financial market instability. To the date of this report, we are for the most part conducting our business operations normally. However, because of the impacts of COVID-19 we have approximately 98% of our back-office employees working remotely. The Company was able to quickly scale the remote access technologies and security measures that were already in place prior to the start of the COVID-19 pandemic and by doing so, the Company mitigated the risks associated with “on the fly IT engineering” that can create unforeseen vulnerabilities.
Below is a summary of significant actions we have taken through the date of this report to manage the risks of disruption to business operation from COVID-19:
•We have taken steps to protect employees with the goals of maintaining their health and sustaining an adequate workforce, including directing as many employees as possible to work from home and offering flexibility for employees negotiating scheduling conflicts due to the impacts of COVID-19, such as caring for family, school closures, self-isolation or personal illness, including granting additional paid time off to address these hardships.
•We are currently communicating on a regular basis with our Board of Directors, senior management and employees regarding the ongoing developments of the COVID-19 pandemic.
•We have implemented multiple communication avenues to keep our customers, vendors and producers informed, including:
•Providing regular communications to producers with updates on home office operations and service, contacts for support, available resources, and expectations;
•Engaging in ongoing communications with critical vendors related to their business continuity plans; and
•Providing an overview of our response to COVID-19 on our corporate website.
•We are offering leniency on premium payments and other deadlines, in some cases pursuant to recent regulatory requirements, for customers impacted by the COVID-19 outbreak, as discussed elsewhere in this report.
•We have assessed our facilities, systems, policies and procedures and have implemented plans to continue critical operations and services while many employees are working off-site. The implementation of these plans across all locations was addressed simultaneously in accordance with standards and procedures for remote access that existed prior to the current challenges COVID-19 has introduced. We are continuing to evaluate our cybersecurity program for the next challenges that COVID-19 is likely to create. We also have plans for increasing capacity in critical operations should employees in any of our locations become unavailable to work due to COVID-19 health issues.
•We are developing return to work programs as we transition through the different reopening situations at our locations.

No assurance can be given that these actions will be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for an extended period of time. Given this uncertainty, we are currently unable to quantify the expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The full financial impact cannot be accurately assessed given the high uncertainty related to the wide-ranging social, economic and financial consequences and the possible effects of ongoing and future governmental actions. American National may see an increased level of claims, a reduction in sales, an increased level of asset impairments and reduced investment income during 2020 related to COVD-19. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part II, Item 1A of this report.
Many of these risks and uncertainties have been exacerbated by the COVID-19 pandemic, particularly those described in the Economic and Investment Risk Factors, Litigation and Regulation Risk Factors, and Reinsurance and Counterparty Risk Factors. In addition, other risks and uncertainties arise from COVID-19, as described in Part II, Item 1A Risk Factors below. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I - Financial Information - Item 1, Financial Statements. For comparison of 2019 to 2018, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 7, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Overview
Chartered in 1905, we are a diversified insurance and financial services company offering a broad spectrum of insurance products in all 50 states, the District of Columbia and Puerto Rico. Our headquarters are in Galveston, Texas.
General Trends
During the first quarter of 2020, American National had no material changes to the general trends discussed in the MD&A included in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020.
Critical Accounting Estimates
The unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP. In addition to GAAP, insurance companies apply specific SEC regulations when preparing the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements and notes requires us to make estimates and assumptions that affect the amounts reported. Actual results could differ from results reported using those estimates and assumptions. Our accounting policies inherently require the use of judgment relating to a variety of assumptions and estimates, particularly expectations of current and future mortality, morbidity, persistency, expenses, interest rates, and property and casualty loss frequency, severity, claim reporting and settlement patterns. Due to the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could vary from those reported in the condensed consolidated financial statements.
For a discussion of our critical accounting estimates, see the MD&A in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020. There have been no material changes in accounting policies since December 31, 2019.
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Condensed Consolidated Results of Operations
The following sets forth the condensed consolidated results of operations (in thousands):

	Three months ended March 31,
	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$536,768	$536,237	$531
Other policy revenues	79,605	74,248	5,357
Net investment income	115,284	292,346	(177,062)
Net realized investments gains	4,148	2,947	1,201
Change in investment credit loss	(44,678)	—	(44,678)
Net gains (losses) on equity securities	(332,575)	206,377	(538,952)
Other income	11,133	11,538	(405)
Total premiums and other revenues	369,685	1,123,693	(754,008)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	145,268	168,226	(22,958)
Claims incurred	264,594	263,911	683
Interest credited to policyholders’ account balances	(4,323)	141,234	(145,557)
Commissions for acquiring and servicing policies	130,435	138,645	(8,210)
Other operating expenses	133,926	133,610	316
Change in deferred policy acquisition costs (1)	(1,672)	(6,631)	4,959
Total benefits, losses and expenses	668,228	838,995	(170,767)
Income (loss) before federal income taxes other items	$(298,543)	$284,698	$(583,241)

(1)A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Income before other items and federal income taxes (“Earnings”)
Earnings comparison of 2020 to 2019
Income from operations decreased primarily due to the following:
•A net loss on equity securities of $332.6 million attributable to the COVID-19 pandemic and related economic conditions
•The change in investment credit loss due to the adoption of new accounting guidance for the first three months of 2020
The decrease in income from operations was partially offset by the following:
•Improvement in earnings generated from our Property and Casualty segment primarily driven by Commercial Agribusiness and Personal Auto lines of business
•Improvement in earnings generated from our Life segment primarily driven by a decrease in reserves related to benefits for our participating policies as well as an increase in renewals for traditional life premiums and universal life cost of insurance
Additional information:
•Unfavorable market conditions resulted in offsetting decreases in net investment income and interest credited to policyholders. These unfavorable market conditions resulted in negative interest credited to policyholders on indexed products

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$89,516	$86,468	$3,048
Other policy revenues	75,540	70,244	5,296
Net investment income	45,575	68,756	(23,181)
Other income	736	676	60
Total premiums and other revenues	211,367	226,144	(14,777)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	110,466	109,465	1,001
Interest credited to policyholders’ account balances	(1,903)	20,319	(22,222)
Commissions for acquiring and servicing policies	39,467	37,742	1,725
Other operating expenses	47,480	48,978	(1,498)
Change in deferred policy acquisition costs (1)	(7,838)	(4,835)	(3,003)
Total benefits, losses and expenses	187,672	211,669	(23,997)
Income before federal income taxes and other items	$23,695	$14,475	$9,220

(1)A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Earnings comparison of 2020 to 2019
Income from operations for our Life segment increased primarily due to the following:
•Decrease in reserves related to benefits for our participating policies
•Increase in renewals for traditional life premiums and universal life cost of insurance
The increase in income from operations was partially offset by:
•Higher mortality, primarily in traditional life claims
Additional information:
•Unfavorable market conditions resulted in offsetting decreases in net investment income and interest credited to policyholders. These unfavorable market conditions resulted in negative interest credited to policyholders on indexed products

Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC.

	Three months ended March 31,
	2020	2019	Change
Acquisition cost capitalized	$(33,353)	$(30,763)	$(2,590)
Amortization of DAC	25,515	25,928	(413)
Change in DAC	$(7,838)	$(4,835)	$(3,003)

The change in acquisition costs is strongly correlated with the change in commissions, which have increased driven by higher premium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Life insurance sales
The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended March 31,
	2020	2019	Change
Traditional life	$14,974	$13,987	$987
Universal life	6,150	6,140	10
Indexed UL	6,802	7,966	(1,164)
Total recurring	$27,926	$28,093	$(167)
Single and excess (1)	$202	$433	$(231)
Credit life (1)	2,184	2,613	(429)
Total annualized premium	$30,312	$31,139	$(827)

(1)These are weighted amounts representing 10% of single and excess premiums.
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
Life insurance sales were consistent during the three months ended March 31, 2020 compared to 2019.
Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	March 31, 2020	December 31, 2019	Change
Life insurance in-force
Traditional life	$85,620,906	$84,129,193	$1,491,713
Interest-sensitive life	34,413,426	33,975,092	438,334
Total life insurance in-force	$120,034,332	$118,104,285	$1,930,047
The following table summarizes changes in the Life segment’s number of policies in-force:

	March 31, 2020	December 31, 2019	Change
Number of policies in-force
Traditional life	1,897,733	1,911,305	(13,572)
Interest-sensitive life	258,636	256,146	2,490
Total number of policies in-force	2,156,369	2,167,451	(11,082)
Life insurance in-force increased during the three months ended March 31, 2020 compared to December 31, 2019 despite a reduction of policies in-force due an increase in sales of higher face amount policies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$15,509	$39,907	$(24,398)
Other policy revenues	4,065	4,004	61
Net investment income	41,541	190,711	(149,170)
Other income	638	689	(51)
Total premiums and other revenues	61,753	235,311	(173,558)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	34,802	58,761	(23,959)
Interest credited to policyholders’ account balances	(2,420)	120,915	(123,335)
Commissions for acquiring and servicing policies	10,248	26,866	(16,618)
Other operating expenses	11,876	12,474	(598)
Change in deferred policy acquisition costs (1)	7,286	(3,020)	10,306
Total benefits, losses and expenses	61,792	215,996	(154,204)
Income (loss) before federal income taxes and other items	$(39)	$19,315	$(19,354)

(1)A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Earnings comparison of 2020 to 2019
Income from operations for our Annuity segment decreased primarily due to the following:
•Significant change of $21.4 million in mark-to-market reserves for indexed annuity products driven by lower interest rates and unfavorable market conditions
Additional information:
•Unfavorable market conditions resulted in offsetting decreases in net investment income and interest credited to policyholders. These unfavorable market conditions resulted in negative interest credited to policyholders on indexed products
•Policyholder benefits consist of annuity payments and reserve increases for SPIA contracts. Reserve increases are highly correlated to the sales volume of SPIA contracts, which explains the change in benefits for the period.
Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2020	2019	Change
Acquisition cost capitalized	$(11,525)	$(25,077)	$13,552
Amortization of DAC	18,811	22,057	(3,246)
Change in DAC	$7,286	$(3,020)	$10,306
The change in acquisition costs capitalized strongly correlated with the change in commissions, which have declined due to lower sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2020	2019	Change
Fixed deferred annuity	$118,410	$521,248	$(402,838)
Single premium immediate annuity	22,758	56,128	(33,370)
Equity-indexed deferred annuity	57,976	100,747	(42,771)
Variable deferred annuity	15,681	16,099	(418)
Total premium and deposits	214,825	694,222	(479,397)
Less: Policy deposits	199,316	654,315	(454,999)
Total earned premiums	$15,509	$39,907	$(24,398)
Annuity premium and deposits decreased primarily for fixed deferred products during the three months ended March 31, 2020 compared to 2019. The low interest rate environment and choices we made on setting crediting rates negatively impacted sales of fixed deferred annuities in the first quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2020	2019
Fixed deferred annuity
Reserve, beginning of period	$6,893,174	$6,773,603
Premiums	118,410	521,248
Death and other benefits	(45,937)	(57,100)
Surrenders	(127,941)	(208,183)
Fees	(463)	(767)
Interest and mortality	47,912	47,523
Reserve, end of period	6,885,155	7,076,324
Equity-indexed annuity
Reserve, beginning of period	3,985,166	3,668,645
Premiums	57,976	100,747
Death and other benefits	(11,811)	(7,029)
Surrenders	(73,332)	(43,019)
Fees	(915)	(1,066)
Interest and mortality	(52,018)	72,241
Reserve, end of period	3,905,066	3,790,519
Single premium immediate annuity
Reserve, beginning of period	1,874,942	1,826,137
Premiums	22,758	56,128
Payments	(54,249)	(52,857)
Interest and mortality	18,216	15,871
Reserve, end of period	1,861,667	1,845,279
Variable deferred annuity
Account value, beginning of period	385,736	332,898
Premiums	15,681	16,099
Other flows	959	819
Surrenders	(30,486)	(20,880)
Fees	(1,063)	(1,025)
Change in market value and other	(54,898)	35,749
Reserve, end of period	315,929	363,660
Total reserve, end of period	$12,967,817	$13,075,782

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Interest Margin
Margins decreased during the three months ended March 31, 2020 compared to 2019 primarily due to indexed annuities. Indexed annuity margins declined due to the impact of interest and equity market conditions on our options purchased to hedge our equity-indexed annuities. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended March 31,
	2020	2019	Change
Fixed annuity
Fixed investment income	$93,620	$94,392	$(772)
Interest credited and mortality	(66,128)	(63,394)	(2,734)
Interest and mortality margin	27,492	30,998	(3,506)
Equity-indexed annuity
Fixed investment income	39,699	37,022	2,677
Option return	(91,778)	59,297	(151,075)
Interest credited and mortality	52,018	(72,241)	124,259
Interest and mortality margin	(61)	24,078	(24,139)
Variable annuity
Separate account management fees	940	975	(35)
Interest and mortality margin	940	975	(35)
Total interest and mortality margin	$28,371	$56,051	$(27,680)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$43,086	$38,681	$4,405
Net investment income	2,233	2,420	(187)
Other income	4,527	5,385	(858)
Total premiums and other revenues	49,846	46,486	3,360
BENEFITS, LOSSES AND EXPENSES
Claims incurred	34,885	25,767	9,118
Commissions for acquiring and servicing policies	8,024	6,878	1,146
Other operating expenses	10,629	10,992	(363)
Change in deferred policy acquisition costs (1)	(23)	807	(830)
Total benefits, losses and expenses	53,515	44,444	9,071
Income (loss) before federal income taxes and other items	$(3,669)	$2,042	$(5,711)

(1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
Earnings comparison of 2020 to 2019
Income from operations for our Health segment decreased primarily due to the following:
•Higher loss ratio in our Medicare Supplement line of business
•Increase in claims from our Medical expense block primarily due to increased reserves for a single large claim of $2.1 million

Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2020	2019	Change
Acquisition cost capitalized	$(5,378)	$(3,087)	$(2,291)
Amortization of DAC	5,355	3,894	1,461
Change in DAC	$(23)	$807	$(830)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2020	2019	Change
Medicare Supplement	$21,576	$18,358	$3,218
MGU	5,471	6,424	(953)
Supplemental insurance	4,981	5,456	(475)
Credit Health	4,174	4,401	(227)
Medical expense	2,197	2,436	(239)
Worksite	3,555	766	2,789
All other	1,132	840	292
Total	$43,086	$38,681	$4,405
Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2020	2019	Change
Medicare Supplement	$19,704	$15,136	$4,568
MGU	4,643	6,096	(1,453)
Supplemental insurance	3,158	2,011	1,147
Credit Health	728	1,037	(309)
Medical expense	4,025	1,101	2,924
Worksite	1,442	407	1,035
All other	1,185	(21)	1,206
Total	$34,885	$25,767	$9,118

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$407,588	$385,675	$21,913
Net premiums earned	$388,657	$371,181	$17,476
Net investment income	16,085	15,022	1,063
Other income	3,733	2,722	1,011
Total premiums and other revenues	408,475	388,925	19,550
BENEFITS, LOSSES AND EXPENSES
Claims incurred	229,709	238,144	(8,435)
Commissions for acquiring and servicing policies	72,696	67,159	5,537
Other operating expenses	53,004	51,885	1,119
Change in deferred policy acquisition costs (1)	(1,097)	417	(1,514)
Total benefits, losses and expenses	354,312	357,605	(3,293)
Income before federal income taxes and other items	$54,163	$31,320	$22,843
Loss and Loss adjustment expense ratio	59.1%	64.2%	(5.1)%
Underwriting expense ratio	32.1	32.1	—
Combined ratio	91.2%	96.3%	(5.1)%
Impact of catastrophe events on combined ratio	3.0	4.0	(1.0)
Combined ratio without impact of catastrophe events	88.2%	92.3%	(4.1)%
Gross catastrophe losses	$12,566	$15,775	$(3,209)
Net catastrophe losses	$11,479	$15,593	$(4,114)

(1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Earnings comparison 2020 to 2019
Income from operations for our Property and Casualty segment increased primarily due to the following:
• Improvements in the Commercial Agribusiness and Personal Auto lines of business
Additional information:
•Increases in commissions and operating expenses correlated to the increases in premiums written and earned, with our overall underwriting expense ratio being consistent in 2020 compared to 2019

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Products
Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 54% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 32% of net premiums written; and (iii) Specialty markets group products, marketed through independent managing general agents and managing general underwriters, representing 14% of net premiums written.

Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2020	2019	Change
Net premiums written
Automobile	$145,011	$146,309	$(1,298)
Homeowner	61,250	54,922	6,328
Other Personal	12,986	12,436	550
Total net premiums written	$219,247	$213,667	$5,580
Net premiums earned
Automobile	$137,483	$137,608	$(125)
Homeowner	66,699	60,411	6,288
Other Personal	12,454	11,894	560
Total net premiums earned	$216,636	$209,913	$6,723
Loss and loss adjustment expense ratio
Automobile	62.1%	67.3%	(5.2)%
Homeowner	65.5%	67.5%	(2.0)%
Other Personal	55.2%	60.7%	(5.5)%
Personal line loss and loss adjustment expense ratio	62.7%	67.0%	(4.3)%
Combined Ratio
Automobile	86.2%	90.5%	(4.3)%
Homeowner	98.3%	101.0%	(2.7)%
Other Personal	89.5%	105.3%	(15.8)%
Personal line combined ratio	90.1%	94.4%	(4.3)%

Comparison of 2020 to 2019

Automobile: Net premiums written and earned decreased in our personal automobile line due primarily to exposure changes on existing policies. The loss and loss adjustment expense and combined ratios improved due to a decrease in claim frequency.

Homeowners: Net premiums written and earned increased primarily due to rate increases and more premium being retained by us as a result of lower amounts of catastrophe reinsurance. The loss and loss adjustment expense and combined ratios improved due to increased premium from rate actions.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. The loss and loss adjustment expense and combined ratios improved due to both increased premium and decreased expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Commercial Products
Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2020	2019	Change
Net premiums written
Agricultural Business	$40,982	$38,003	$2,979
Automobile	37,712	34,482	3,230
Business Owner	21,378	19,049	2,329
Workers Compensation	21,012	21,674	(662)
Other Commercial	9,339	9,759	(420)
Total net premiums written	$130,423	$122,967	$7,456
Net premiums earned
Agricultural Business	$39,073	$36,608	$2,465
Automobile	30,464	27,482	2,982
Business Owner	18,413	16,283	2,130
Workers Compensation	17,596	18,722	(1,126)
Other Commercial	8,090	8,673	(583)
Total net premiums earned	$113,636	$107,768	$5,868
Loss and loss adjustment expense ratio
Agricultural Business	39.7%	82.0%	(42.3)%
Automobile	63.5%	73.1%	(9.6)%
Business Owner	94.6%	55.5%	39.1%
Workers Compensation	52.9%	46.4%	6.5%
Other Commercial	68.8%	29.0%	39.8%
Commercial line loss and loss adjustment expense ratio	59.1%	65.3%	(6.2)%
Combined ratio
Agricultural Business	77.2%	120.1%	(42.9)%
Automobile	86.8%	98.6%	(11.8)%
Business Owner	130.1%	95.4%	34.7%
Workers Compensation	71.1%	64.7%	6.4%
Other Commercial	111.4%	72.0%	39.4%
Commercial line combined ratio	89.8%	97.4%	(7.6)%

Comparison of 2020 to 2019

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios improved primarily due to favorable claim development.
Commercial Automobile: Net premiums written and earned increased primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios improved primarily due to a decrease in claim frequency.
Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios increased primarily due to the increase in claim frequency.
Workers Compensation: Net premiums written and earned decreased primarily due to rate decreases. The loss and loss adjustment expense and combined ratios increased primarily due to an increase in allocated LAE reserves.
Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. Net premiums written and earned decreased primarily due to an increase in ceded premiums for reinsurance coverage. The loss and loss adjustment expense and combined ratios increased primarily due to an increase in claim frequency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Specialty Markets Group Products
Specialty Markets Group product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2020	2019	Change
Net premiums written	$57,916	$49,042	$8,874
Net premiums earned	58,383	53,500	4,883
Loss and loss adjustment expense ratio(1)	45.6%	50.8%	(5.2)%
Combined ratio(1)	97.6%	101.9%	(4.3)%
(1) Ratio does not include fee income

Specialty Markets Group products provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Specialty Markets Group also offers renters, aviation, and private flood insurance.

Net written and earned premiums increased primarily due to higher production on Mortgage Security Insurance (“MSI”) and Collateral Protection Insurance (“CPI”) due to addition of new accounts. The loss and loss adjustment expense and combined ratios decreased mainly due to the improvement of loss ratios on GAP products, MSI and Investor Property Protection.

Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2020	2019	Change
OTHER REVENUES
Net investment income	$9,850	$15,437	$(5,587)
Realized investment gains	4,148	2,947	1,201
Change in investment credit loss	(44,678)	—	(44,678)
Net gains (losses) on equity securities	(332,575)	206,377	(538,952)
Other income	1,499	2,066	(567)
Total other revenues	(361,756)	226,827	(588,583)
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	10,937	9,281	1,656
Total benefits, losses and expenses	10,937	9,281	1,656
Income (loss) before federal income taxes and other items	$(372,693)	$217,546	$(590,239)

Earnings comparison of 2020 to 2019
Income from operations for our Corporate and Other segment decreased primarily due to the following:
•The S&P 500 Index decreased 20.0% compared to an increase of 13.1% during the same period in 2019 driving the decrease in net gains on equity securities
•The change in investment credit loss for the first three months of 2020 due to the adoption of ASC 326

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
The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	March 31, 2020		December 31, 2019
Fixed maturity, bond held-to-maturity, at amortized cost	$8,554,809	37.3%	$8,631,261	36.6%
Fixed maturity, bond available-for-sale, at fair value	6,480,374	28.2	6,725,085	28.5
Equity securities, at fair value	1,375,083	6.0	1,700,960	7.2
Mortgage loans on real estate, net of allowance	5,125,365	22.3	5,097,017	21.6
Policy loans	380,084	1.7	379,657	1.6
Investment real estate, net of accumulated depreciation	545,646	2.4	551,219	2.3
Short-term investments	418,882	1.8	425,321	1.8
Other invested assets	74,135	0.3	76,569	0.3
Total investments	$22,954,378	100.0%	$23,587,089	100.0%
The decrease in our total investments at March 31, 2020 compared to year-end 2019 was primarily the result of decreases in bonds available for sale, bonds held-to-maturity and equity securities. These decreases were somewhat offset by an increase in mortgage loans. The decrease was due to the reduction in fair value reflecting the impact of COVID-19 on financial markets as well as the adoption of ASC 326.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2020, our fixed maturity securities had an estimated fair value of $15.0 billion, which is comparatively equivalent with the amortized cost for the period. At December 31, 2019, our fixed maturity securities had an estimated fair value of $15.7 billion, which was $0.6 billion, or 4.2%, above amortized cost. The estimated fair value for securities due in one year or less was $1.4 billion as of March 31, 2020 and $1.2 billion as of December 31, 2019. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities.
Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.3% and 4.8% at March 31, 2020 and December 31, 2019, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of March 31, 2020, we had $380.1 million in policy loans with a loan to surrender value of 56%, and at December 31, 2019, we had $379.7 million in policy loans with a loan to surrender value of approximately 56%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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
Net Investment Income and Net Realized Gains (Losses)
Net investment income decreased $177.1 million during the three months ended March 31, 2020 compared to 2019 primarily due to losses on options from a decline in the S&P 500 Index.
Interest income on mortgage loans is accrued on the principal amount of the loan at the contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts and prepayment fees are reported in net investment income. Interest is not accrued on loans generally more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on nonaccrual status. Interest received on nonaccrual status mortgage loans is included in net investment income in the period received.
Net realized investment gains increased $1.2 million during the three months ended March 31, 2020 compared to 2019 primarily attributable to the call of bonds.
Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	March 31, 2020	December 31, 2019	Change
Held-to-Maturity
Gains	$207,582	$345,463	$(137,881)
Losses	(260,733)	(8,034)	(252,699)
Net gains (losses)	(53,151)	337,429	(390,580)
Available-for-Sale
Gains	182,107	302,426	(120,319)
Losses	(136,445)	(13,011)	(123,434)
Net gains	45,662	289,415	(243,753)
Total	$(7,489)	$626,844	$(634,333)
The net change in the unrealized gains on fixed maturity securities between March 31, 2020 and December 31, 2019 is primarily attributable to the decrease in benchmark ten-year interest rates, which were 0.6% and 1.9% respectively. The Company does not expect to be required to sell any of the securities in an unrealized loss position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Liquidity
As discussed in Note 18, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements, in April 2020 the Company borrowed approximately $485 million from the FHLB for the uncertainty and market volatility relating to the COVID-19 pandemic. In addition, we announced a 15% policy credit for our personal auto policyholders based on their April and May premiums, which is expected to amount to approximately $15 million. As a result of the impacts of COVID-19, state insurance departments across the country have issued regulations that require us not to cancel policies for non-payment for varying amounts of time but generally for at least 60-day periods which began in March and early April 2020. Because of this, we expect to see a reduction in the cash flows typically received from policyholders during these periods. At this time, however, our liquidity requirements have been and are expected to continue to be met by funds from operations. We are monitoring our liquidity needs closely. Should the Company require additional liquidity to respond to the effects of COVID-19, deposits of certain securities and mortgage loans under the Company's membership with the FHLB provide approximately $622 million of additional available credit to us.
The primary use of cash has been and is expected to continue to be payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management currently considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flows from operations.

Increasing interest rates may lead to an increase in annuity surrenders, which may be partially offset by an increase in new annuity sales. Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans. Further, we are currently evaluating the renovation and modernization of our home office facilities. This could result in capital expenditures that could aggregate to approximately $100 million over a three year period beginning in 2021. There are no other unusually large capital expenditures expected in the next 12-24 months. We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations, although uncertainties relating to the COVID-19 pandemic could still significantly impact one or more of these items.
Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. While our investment portfolio has been significantly impacted by volatility associated with COVID-19, and likely will continue to be, at this time, we believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, is sufficient to meet future liquidity needs as necessary.
As a result of some of the economic disruption caused by COVID-19, we are working with many of our mortgage loan borrowers, primarily those related to hotels, retail and parking operations, on loan modifications. We have developed procedures for reviewing, evaluating and approving potential loan modifications. Such modifications, if approved, result in payment term revisions and, over the short term, generally reduce the cash we expect to receive on these loans.
The Company holds collateral of $134.5 million at March 31, 2020 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position decreased from $877.3 million at December 31, 2019 to $747.6 million at March 31, 2020. The decrease primarily relates to a decrease of cash in money market accounts.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Capital Resources
Our capital resources are summarized below (in thousands):

	March 31, 2020	December 31, 2019
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”),net of tax	$5,613,058	$5,890,231
Accumulated other comprehensive income (loss)	(12,053)	99,518
Total American National stockholders’ equity	$5,601,005	$5,989,749
We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $3.3 million and $4.3 million at March 31, 2020 and December 31, 2019, respectively.
The changes in our capital resources are summarized below (in thousands):

	March 31, 2020			December 31, 2019
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income (loss) attributable to American National	$(220,444)	$—	$(220,444)	$620,363	$—	$620,363
Dividends to shareholders	(22,047)	—	(22,047)	(88,243)	—	(88,243)
Change in net unrealized gains (losses) on debt securities	—	(112,403)	(112,403)	—	184,156	184,156
Foreign currency transaction and translation adjustment	—	(924)	(924)	—	390	390
Defined benefit pension plan adjustment	—	1,756	1,756	—	15,495	15,495
Cumulative effect of accounting change	(34,702)	—	(34,702)	785	(785)	—
Other	20	—	20	340	—	340
Total	$(277,173)	$(111,571)	$(388,744)	$533,245	$199,256	$732,501
Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2020 and December 31, 2019, American National Insurance Company’s statutory capital and surplus was $3,465,660,000 and $3,477,727,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at March 31, 2020 and December 31, 2019 substantially above 200% of the authorized control level.
The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.
Contractual Obligations
Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2019. We expect to have the capacity to pay our obligations as they come due.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — (Continued)

Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans as discussed in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any material loss related to these arrangements.
Related-Party Transactions
We have various agency, consulting and service arrangements with individuals and entities considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The amounts involved, both individually and in the aggregate, with these arrangements are not material to any segment or to our overall operations. For additional details see Note 17, Related Party Transactions, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk has not changed materially from those disclosed in our 2019 Annual Report on form 10-K filed with the SEC on February 28, 2020, although the recent economic disruptions caused by the COVID-19 pandemic has added greater uncertainty to the credit risk and equity risk that we face.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
The "Risk Factors" discussion in Item 1A of our 2019 Form 10-K filed with the SEC on February 28, 2020 is supplemented by the following:
Major public health issues, such as the novel coronavirus COVID-19, could have an adverse impact on our business and results of operations.
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; however, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate the ultimate direct and indirect impact of COVID-19 on our business, results of operations, financial condition, or liquidity. COVID-19 has impacted us, as discussed elsewhere in the report, and COVID-19 or other major public health issues may further impact us in a number of ways. We may face increased costs associated with claims under our life, health, and commercial casualty insurance products. The cost of reinsurance to us for these coverages could increase, and we may encounter decreased availability of such reinsurance.
Our investment portfolio has been and may continue to be adversely affected by market volatility, changes in interest rates, reduced liquidity, deteriorating capacity of our mortgage loan borrowers to meet their obligations to us, possible declining values of collateral securing our mortgage loan portfolio and by a U.S. and global economic slowdown caused by the COVID-19 pandemic or the uncertainty of its outcome. Extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets.

ITEM 1A. RISK FACTORS — (Continued)

Our workforce, and the workforces of our vendors, service providers and counterparties, may also be affected, which could result in an adverse impact on our ability to conduct business. We are taking precautions to protect the safety and well-being of our employees while striving to provide uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as many continue to work from home.
The efforts of governmental and non-governmental organizations in combating the spread and severity of COVID-19 or other major public health issues may not be effective. Further, we cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues, will impact our business. For example, state insurance regulators across the country have restricted our ability to cancel certain policies for non-payment, which has impacted and will continue to impact our cash flows from these policies. In addition, should state regulators force us to extend insurance coverage beyond our policy language, the impact on our business could be significant.
The extent to which COVID-19 impacts our business, results of operations, financial condition, or liquidity will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain or treat its impact.

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
Date: May 8, 2020